Form 10-Q
period 2001-06-30
MEDCATH CORP
filed 2001-09-06
CIK 1139463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                  For the quarterly period ended June 30, 2001



                        Commission File Number 000-33009



                               MEDCATH CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         56-2096106

(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                                10720 SIKES PLACE
                         CHARLOTTE, NORTH CAROLINA 28277
          (Address of principal executive offices, including zip code)


                                 (704) 708-6600
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [ ] Yes [X] No*

* The Company has only been subject to the reporting requirements of the Securities Exchange Act of 1934 since July 23, 2001.


As of July 31, 2001, there were 18,011,520 shares of $0.01 par value common stock outstanding.

                               MEDCATH CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                Page
                                                                                                ----
PART I.     FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Balance Sheets as of June 30, 2001
                    and September 30, 2000                                                        3

                  Consolidated Statements of Operations for the Three Months
                    and Nine Months Ended June 30, 2001 and June 30, 2000                         4

                  Consolidated Statement of Stockholders Equity for the
                    Nine Months Ended June 30, 2001                                               5

                  Consolidated Statements of Cash Flows for the Nine Months
                    Ended June 30, 2001 and June 30, 2000                                         6

                  Notes to Consolidated Financial Statements                                      7

       Item 2.    Management's Discussion and Analysis of Financial Condition                    13
                    and Results of Operations

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                     25


PART II.    OTHER INFORMATION

       Item 2.    Changes in Securities and Use of Proceeds                                      25

       Item 6.    Exhibits and Reports on Form 8-K                                               26


SIGNATURE

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              MEDCATH CORPORATION
                    (AS SUCCESSOR TO MEDCATH HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 JUNE 30,          SEPTEMBER 30,
                                                                                   2001                 2000
                                                                                ----------         -------------
                                                                               (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $   15,590           $    7,621
   Accounts receivable, net                                                         59,242               63,916
   Medical supplies                                                                  7,181                6,753
   Due from affiliates                                                                 220                  184
   Prepaid expenses and other current assets                                         6,382                3,483
                                                                                ----------           ----------
       Total current assets                                                         88,615               81,957
Property and equipment, net                                                        241,079              267,438
Investments in and advances to affiliates, net                                      11,615                6,184
Goodwill, net                                                                       89,029              100,776
Other intangible assets, net                                                        18,526               24,366
Other assets                                                                         4,897                5,357
                                                                                ----------           ----------
       Total assets                                                             $  453,761           $  486,078
                                                                                ==========           ==========

Current liabilities:
   Short-term borrowings                                                        $       --           $    2,127
   Accounts payable                                                                 20,557               24,199
   Income taxes payable                                                                194                   53
   Accrued compensation and benefits                                                 8,749                8,141
   Accrued property taxes                                                            3,289                3,226
   Other accrued liabilities                                                        10,320                6,036
   Current portion of long-term debt and obligations
      under capital leases                                                          21,896               23,869
                                                                                ----------           ----------
       Total current liabilities                                                    65,005               67,651
Long-term debt                                                                     202,203              246,093
Obligations under capital leases                                                     8,882                2,008
Other long-term obligations                                                             63                  151
                                                                                ----------           ----------
       Total liabilities                                                           276,153              315,903

Minority interests in equity of consolidated subsidiaries                           12,949                9,550

Stockholders' equity:
   Preferred stock, $.01 par value, 10.0 million shares authorized, and no shares issued and outstanding at June 30, 2001 and
     September 30, 2000                                                                 --                   --
   Common stock, $.01 par value, 20.0 million shares authorized, and 11.8 million  shares issued and outstanding at June 30, 2001
     and September 30, 2000                                                            119                  119
   Paid-in capital                                                                 216,844              216,694
   Deficit                                                                         (52,304)             (56,188)
                                                                                ----------           ----------
       Total stockholders' equity                                                  164,659              160,625
                                                                                ----------           ----------
       Total liabilities, minority interests, and stockholders' equity          $  453,761           $  486,078
                                                                                ==========           ==========

                 See notes to consolidated financial statements.

                              MEDCATH CORPORATION
                    (AS SUCCESSOR TO MEDCATH HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 JUNE 30,                                  JUNE 30,
                                                      -------------------------------           -------------------------------
                                                         2001                 2000                 2001                 2000
                                                      ----------           ----------           ----------           ----------
Net revenue                                           $   89,727           $   84,211           $  284,125           $  247,624
Operating expenses:
   Personnel expense                                      25,322               24,945               79,533               70,770
   Medical supplies expense                               21,396               22,111               69,817               63,357
   Bad debt expense                                        4,272                6,967               14,799               12,236
   Other operating expenses                               21,323               19,957               66,775               59,352
   Depreciation                                            7,138                7,498               22,173               22,443
   Amortization                                            1,695                1,529                5,112                4,811
   Loss on disposal of property and
       equipment                                             139                   38                    5                   25
   Gain on sale of hospital                                   --                   --              (13,461)                  --
   Impairment of long-lived assets                            --                   --                  985                   --
                                                      ----------           ----------           ----------           ----------
           Total operating expenses                       81,285               83,045              245,738              232,994
                                                      ----------           ----------           ----------           ----------
Income from operations                                     8,442                1,166               38,387               14,630
Other income (expenses):
   Interest expense                                       (5,945)              (7,951)             (20,593)             (22,960)
   Interest income                                           832                  908                2,414                2,578
   Other income (expense), net                                42                   37                 (309)                 297
   Equity in net losses of unconsolidated
      affiliates                                            (315)                (368)              (2,158)              (1,552)
                                                      ----------           ----------           ----------           ----------
           Total other expenses, net                      (5,386)              (7,374)             (20,646)             (21,637)
                                                      ----------           ----------           ----------           ----------
Income (loss) before minority interest
   and income taxes                                        3,056               (6,208)              17,741               (7,007)
Minority interest share of (earnings) losses
   of consolidated subsidiaries                           (3,112)                 633              (13,552)              (2,171)
                                                      ----------           ----------           ----------           ----------
Income (loss) before income taxes                            (56)              (5,575)               4,189               (9,178)
Income tax expense                                          (177)                  --                 (305)                  --
                                                      ----------           ----------           ----------           ----------
Net income (loss)                                     $     (233)          $   (5,575)          $    3,884           $   (9,178)
                                                      ==========           ==========           ==========           ==========

Net income (loss) per share, basic                    $    (0.02)          $    (0.47)          $     0.33           $    (0.78)
                                                      ==========           ==========           ==========           ==========
Net income (loss) per share, diluted                  $    (0.02)          $    (0.47)          $     0.33           $    (0.78)
                                                      ==========           ==========           ==========           ==========

Weighted average number of shares, basic                  11,844               11,837               11,842               11,837
                                                      ==========           ==========           ==========           ==========
Weighted average number of shares, diluted                11,844               11,837               11,941               11,837
                                                      ==========           ==========           ==========           ==========

                 See notes to consolidated financial statements.

                              MEDCATH CORPORATION
                    (AS SUCCESSOR TO MEDCATH HOLDINGS, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)


                                           COMMON STOCK                              RETAINED
                                      ----------------------        PAID-IN          EARNINGS
                                      SHARES       PAR VALUE        CAPITAL          (DEFICIT)            TOTAL
                                      ------       ---------        --------         ---------           --------
Balance, September 30, 2000           11,837          $119          $216,694          $(56,188)          $160,625
   Exercise of stock options              10            --               150                --                150
   Net income                             --            --                --             3,884              3,884
                                      ------          ----          --------          --------           --------
Balance, June 30, 2001                11,847          $119          $216,844          $(52,304)          $164,659
                                      ======          ====          ========          ========           ========

                 See notes to consolidated financial statements.

                              MEDCATH CORPORATION
                    (AS SUCCESSOR TO MEDCATH HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                   NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                              ---------------------------
                                                                                2001               2000
                                                                              --------           --------
Net income (loss)                                                             $  3,884           $ (9,178)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                               27,285             27,254
    Amortization of loan acquisition costs                                       1,107              1,089
    Bad debt expense                                                            14,799             12,236
    Impairment of long-lived assets                                                985                 --
    Loss on disposal of property and equipment                                       5                 25
    Gain on sale of hospital                                                   (13,461)                --
    Equity in net losses of unconsolidated affiliates                            2,158              1,552
    Minority interest share of earnings of consolidated subsidiaries            13,552              2,171
    Change in assets and liabilities that relate to operations:
      Accounts receivable                                                      (17,845)           (32,536)
       Medical supplies                                                         (2,090)              (391)
       Due from affiliates                                                         (36)               767
       Prepaid expenses and other current assets                                (3,216)            (2,202)
       Other                                                                       582                177
       Accounts payable and other liabilities                                    2,932               (415)
                                                                              --------           --------
         Net cash provided by operating activities                              30,641                549
                                                                              --------           --------
Investing activities:
    Purchases of property and equipment                                        (10,515)           (11,972)
    Proceeds from sale of property and equipment                                 1,359                263
    Proceeds from sale of hospital                                              53,798                 --
    Loans under management agreements                                             (353)              (111)
    Repayments of loans under management agreements                              1,423                197
    Investments in and advances to affiliates, net                              (7,570)            (2,847)
    Cash acquired upon consolidation of equity method
        investee                                                                    --              2,817
    Other investing activities                                                     (89)                --
                                                                              --------           --------
         Net cash provided by (used in) investing activities                    38,053            (11,653)
                                                                              --------           --------
Financing activities:
    Net borrowings of short-term debt                                           (2,127)                --
    Proceeds from issuance of long-term debt                                    27,120             68,122
    Repayments of long-term debt                                               (72,634)           (59,691)
    Repayments of obligations under capital leases                              (2,851)              (997)
    Payment of loan acquisition costs and deferred fees                           (228)              (582)
    Investments by minority partners                                               919                110
    Distributions to minority partners                                         (11,074)            (4,653)
    Proceeds from issuance of common stock                                         150                (12)
                                                                              --------           --------
         Net cash  provided by (used in) financing activities                  (60,725)             2,297
                                                                              --------           --------
    Net increase (decrease) in cash and cash equivalents                         7,969             (8,807)
    Cash and cash equivalents:
         Beginning of period                                                     7,621             28,432
                                                                              --------           --------
         End of period                                                        $ 15,590           $ 19,625
                                                                              ========           ========

Supplemental schedule of noncash investing and financing activities:
    Capital expenditures financed by capital leases                           $ 10,128           $    631

                 See notes to consolidated financial statements

                               MEDCATH CORPORATION
                    (AS SUCCESSOR TO MEDCATH HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND MERGER

         Formation of MedCath Corporation, Initial Public Offering of Common Stock and the Exchange - MedCath Corporation (the Company) completed its initial public offering of common stock (the Offering) on July 27, 2001 by issuing 6,000,000 shares of common stock at a price of $25.00 per share. Net proceeds from the Offering after the underwriters' discount and estimated offering expenses were approximately $135.5 million.

         Concurrent with the Offering, the Company was established as the new holding company by issuing 11,879,918 shares of its common stock in exchange for all of the outstanding shares of common stock of the predecessor holding company, MedCath Holdings, Inc. Also as part of the exchange transaction, the Company offered its physician and community hospital partners in some of its heart hospitals the opportunity to either exchange a portion of their ownership interests in those heart hospitals for shares of the Company's common stock valued at the price of the shares sold in the Offering or to sell a portion of their ownership interests to the Company for cash. The Company also entered into a separate agreement to purchase additional ownership interests in one of its heart hospitals for cash. The Company issued a total of 131,602 additional shares of common stock and paid $25.4 million cash to the partners in five heart hospitals who elected to participate in the exchange. See note 3 for further discussion of these exchange transactions (hereinafter, collectively referred to as the Exchange).

         After the closing of the Offering and the issuance of the shares in the Exchange, there were a total of 18,011,520 shares of the Company's common stock issued and outstanding as of July 31, 2001.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The unaudited consolidated financial statements of the Company, as successor to MedCath Holdings, Inc., as of June 30, 2001 and for the three months and nine months ended June 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2001.

         Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended September 30, 2000 included in the Company's Registration Statement on Form S-1 (File No. 333-60278).

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Reclassifications - Certain prior period amounts have been reclassified to conform to the current period presentation.

                               MEDCATH CORPORATION
                    (AS SUCCESSOR TO MEDCATH HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Accounting Changes - Effective October 1, 2000 (fiscal 2001), the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133). The adoption of SFAS No. 133 did not impact the Company's financial position, results of operations and cash flows.

         Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board (FASB), issued SFAS No. 141, Business Combinations. This standard requires the purchase method of accounting for business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial position, results of operations and cash flows.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which requires, among other things, the discontinuance of goodwill amortization and an annual impairment test of goodwill. The standard also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The nonamortization and amortization provisions of SFAS No. 142 are effective for business combinations completed after June 30, 2001. The Company's business combinations completed in the Exchange on July 27, 2001, as discussed in notes 1 and 3, will be subject to these provisions, and accordingly, the approximately $27.3 million of goodwill arising from the Exchange will not be amortized under the new rules. The Company is required to adopt the remaining provisions of SFAS No. 142 for its 2003 fiscal year beginning October 1, 2002. However, the Company may elect to early adopt the statement, as permitted, for its 2002 fiscal year beginning October 1, 2001. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position, results of operations and cash flows. For the nine months ended June 30, 2001, the Company recorded $2.2 million of amortization expense related to goodwill and $2.9 million of amortization expense related to other intangibles.

3.       BUSINESS COMBINATIONS AND NEW OPERATIONS

         Acquisitions Completed Subsequent to June 30, 2001 - As discussed in note 1, as part of the Exchange the Company offered its physician and community hospital partners in some of its heart hospitals the opportunity to either exchange a portion of their ownership interests in those heart hospitals for shares of the Company's common stock valued at the price of the shares sold in the Offering or to sell a portion of their ownership interests to the Company for cash. The Company also entered into a separate agreement with its physician partners in one of its heart hospitals to purchase additional ownership interests from them for cash. The Company issued a total of 131,602 shares of common stock and paid $25.4 million cash to the partners in the five heart hospitals who elected to participate in the Exchange. The cash paid was financed with a portion of the proceeds from the Offering. The table below indicates the Company's ownership interests in these five heart hospitals before and after the Exchange.

                               MEDCATH CORPORATION
                    (AS SUCCESSOR TO MEDCATH HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                        MEDCATH OWNERSHIP
                                                                                     ----------------------
                                                                                      BEFORE         AFTER
          HEART HOSPITAL                                  LOCATION                   EXCHANGE      EXCHANGE
          --------------                                  --------                   --------      --------
          Arizona Heart Hospital                          Phoenix, AZ                  51.0%        70.6%
          Arkansas Heart Hospital                         Little Rock, AR              51.0%        70.3%
          Dayton Heart Hospital                           Dayton, OH                   52.5%        66.5%
          Heart Hospital of Austin                        Austin, TX                   51.5%        70.9%
          Tucson Heart Hospital                           Tucson, AZ                   33.3%        58.6%

         As a result of the increase in its ownership interest in Tucson Heart Hospital from a minority to a majority ownership position, the Company has obtained substantive control of the heart hospital and has begun to consolidate its results of operations and financial position from the date of acquisition. Before the Exchange, the Company was required to account for its investment in Tucson Heart Hospital using the equity method of accounting.

         Because the carrying amount of the net assets underlying the additional ownership interests acquired, which primarily consist of accounts receivable, inventory, property and equipment, current liabilities and long-term debt and capital leases, approximate their fair value, the application of purchase accounting will not result in a significant adjustment to the carrying amount of those net assets. As a result of the Exchange, the Company assumed all interests, rights and obligations related to the additional ownership interests being acquired from the partners, including any and all existing rights or obligations relating to capital investment, surplus or deficit in the heart hospital. The total estimated goodwill arising from the Exchange is $27.3 million.

         New Hospital Development - During 1999, the Company entered into a venture to develop and construct the Harlingen Medical Center in Harlingen, Texas. The Harlingen Medical Center is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital. The Company began construction on the Harlingen Medical Center in June 2001.

         In April 2001, the Company entered into a venture to develop and construct the Louisiana Heart Hospital near the adjacent towns of Slidell and Covington, Louisiana. The Louisiana Heart Hospital is accounted for as a consolidated subsidiary since the Company, through its wholly owned subsidiary, owns an approximate 53% interest in the venture, with physician investors owning the remaining 47%, and the Company exercises substantive control over the heart hospital. The Company expects to begin construction on the Louisiana Heart Hospital in the fall of calendar 2001.

         The Company plans to open both the Louisiana Heart Hospital and the Harlingen Medical Center in late calendar 2002.

         Diagnostic and Therapeutic Facilities Development - During June 2001, the Company entered into a new physician joint venture fixed-site cath lab which will be located in Wilmington, North Carolina. The projected opening date for the Wilmington Heart Center is April 2002. The Company will own an approximate 51% interest and exercise substantive control over this venture and accordingly will include its operations in the Company's consolidated financial statements.

                               MEDCATH CORPORATION
                    (AS SUCCESSOR TO MEDCATH HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.       LONG-TERM DEBT

         New Credit Facility and Refinancing - Concurrent with the Offering, the Company became a party to a new $189.6 million credit facility (the Credit Facility) to provide a source of capital for refinancing the indebtedness of some of the Company's existing heart hospitals and financing the Company's heart hospital development program.

         In July 2001, three of the Company's consolidated heart hospitals refinanced a portion of their indebtedness by borrowing a total of $79.6 million under the Credit Facility to fund the repayment of $77.5 million of outstanding principal under their existing credit arrangements, $856,000 of prepayment penalty, and $1.3 million of debt issue costs incurred in arranging and executing the refinancing. The outstanding balance of the existing indebtedness that was refinanced was $77.5 million as of June 30, 2001. As a result of the prepayment penalty and unamortized debt issue costs on the existing indebtedness, the Company will recognize an extraordinary loss on the extinguishment of debt of approximately $736,000 net of minority interests and income taxes, in the fourth quarter of fiscal 2001. Each loan under the Credit Facility is separately documented and secured by the assets of the borrowing heart hospital only. Each loan under the Credit Facility amortizes over a 20 year term, matures on July 27, 2006, and accrues interest at variable rates based on either the Base Rate (as defined) plus an applicable margin, or Eurodollar Rate plus an applicable margin. At closing, the interest rate for each loan under the Credit Facility was 6.68%. Under the terms of the Credit Facility, the Company will be required to have in place fixed interest rate swaps, for 50% of the refinanced amount, within 90 days of the closing. The Company guarantees the obligations of the heart hospital subsidiaries and unconsolidated affiliates for the loans made to them under the Credit Facility.

         The remaining $110.0 million of the Credit Facility will be used to fund development of new heart hospitals. All outstanding borrowings under the Credit Facility are payable on July 27, 2006.

         Revolving Credit Facility - In July 2001, the Company used a portion of the proceeds from the Offering to pay all amounts outstanding under the Company's $100.0 million revolving credit facility (the Revolver) dated as of July 31, 1998. The balance of the Revolver was $22.0 million at June 30, 2001, and the balance outstanding and paid in July 2001 was $18.0 million. The $100.0 million of availability under the Revolver may be used in the future for general corporate purposes. Of the $100.0 million in availability under the Revolver, $10.0 million is designated for short-term borrowings. At June 30, 2001, no amounts were outstanding under the short-term portion of the Revolver. The term of the Revolver expires with any and all outstanding borrowings payable on January 31, 2005.

         Debt Covenants - Covenants related to long-term debt establish criteria for the payment of distributions and require the maintenance of specific financial ratios and amounts and periodic financial reporting. Heart Hospital of Austin was not in compliance with certain of its financial ratio covenants at June 30, 2001. The real estate lender granted a waiver to Heart Hospital of Austin for the covenant violations. The Company also must maintain certain financial ratios and amounts and comply with certain negative covenants under the Revolver. The Company was in compliance with these covenants at June 30, 2001.

         Guarantees of Unconsolidated Affiliates' Debt - The Company has guaranteed the real estate and equipment debt of three affiliate hospitals in which it has minority interests, in exchange for payment of a fee. At June 30, 2001, Heart Hospital of New Mexico was in violation of certain financial covenants. The real estate lender granted a waiver to Heart Hospital of New Mexico for the covenant violations.

                               MEDCATH CORPORATION
                    (AS SUCCESSOR TO MEDCATH HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.       PER SHARE DATA

         The calculation of diluted net loss per share considers the potentially dilutive effect of options to purchase 2,332,165 and 2,250,722 shares of common stock at prices ranging from $4.75 to $19.00 that were outstanding at June 30, 2001 and 2000, respectively. These options have not been included in the calculation of diluted net loss per share for the three months ended June 30, 2001 and 2000 and the nine months ended June 30, 2000 because the options are anti-dilutive in those periods.

         The following table sets forth the reconciliation of basic earnings per share to diluted earnings per share for the nine months ended June 30, 2001:

                                                     WEIGHTED
                                                      AVERAGE
                                       NET            SHARES         EARNINGS
                                      INCOME        OUTSTANDING     PER SHARE
                                      ------        -----------     ---------
                                      (In thousands, except per share data)
         Basic                        $3,884          11,842          $ 0.33
         Effect of dilution:
            Stock options                 --              99              --
                                      ------          ------          ------
         Diluted                      $3,884          11,941          $ 0.33
                                      ======          ======          ======

6.       REPORTABLE SEGMENT INFORMATION

         The Company's aggregated reportable segments consist of the Hospital Division, the Diagnostics Division and the Cardiology Consulting and Management Division.

         Financial information concerning the Company's operations by each of the reportable segments as of and for the periods indicated are as follows (in thousands):

                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                   ---------------------------      ---------------------------
                                                                     2001               2000          2001               2000
                                                                   --------           --------      --------           --------
                                                                           (Unaudited)                      (Unaudited)
         Net revenue:
             Hospital Division                                     $ 69,801           $ 69,035      $231,269           $201,137
             Diagnostics Division                                    13,869              9,963        35,364             31,769
             Cardiology Consulting and Management Division            5,843              5,016        16,824             14,233
             Corporate and other                                        214                197           668                485
                                                                   --------           --------      --------           --------
         Consolidated total net revenue                            $ 89,727           $ 84,211      $284,125           $247,624
                                                                   ========           ========      ========           ========

         Income (loss) from operations:
             Hospital Division                                     $  4,892           $  1,116      $ 35,654           $ 15,601
             Diagnostics Division                                     4,836              2,258         7,397              6,440
             Cardiology Consulting and Management Division              730                237            31                259
             Corporate and other                                     (2,016)            (2,445)       (4,695)            (7,670)
                                                                   --------           --------      --------           --------
         Consolidated total income from operations                 $  8,442           $  1,166      $ 38,387           $ 14,630
                                                                   ========           ========      ========           ========

             Interest expense                                        (5,945)            (7,951)      (20,593)           (22,960)
             Interest income                                            832                908         2,414              2,578
             Other income (expense), net                                 42                 37          (309)               297
             Equity in net losses of unconsolidated affiliates         (315)              (368)       (2,158)            (1,552)
             Minority interest share of  (earnings) losses of
                 consolidated subsidiaries                           (3,112)               633       (13,552)            (2,171)
                                                                   --------           --------      --------           --------
         Consolidated income (loss) before income taxes            $    (56)          $ (5,575)     $  4,189           $ (9,178)
                                                                   ========           ========      ========           ========

                               MEDCATH CORPORATION
                    (AS SUCCESSOR TO MEDCATH HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                        JUNE 30,        SEPTEMBER 30,
                                                                          2001              2000
                                                                      -----------       -------------
                                                                      (Unaudited)
             Aggregate identifiable assets:
                 Hospital Division                                      $357,053          $397,047
                 Diagnostics Division                                     57,768            53,176
                 Cardiology Consulting and Management Division             8,985            12,415
                 Corporate and other                                      29,955            23,440
                                                                        --------          --------
             Consolidated totals                                        $453,761          $486,078
                                                                        ========          ========

         Substantially all of the Company's net revenue in its Diagnostics Division and Hospital Division is derived directly or indirectly from patient services; substantially all of the Company's net revenue in its Cardiology Consulting and Management Division is derived from management and consulting fees. The amounts presented for Corporate and other primarily include general overhead and administrative expenses, enterprise goodwill, other assets and operations of the business not subject to segment reporting.

7.       COMMITMENTS AND CONTINGENCIES

         Contract Dispute Arbitration Award - In April 2001, the Company received an arbitration award related to a billing dispute with its joint venture hospital partner in one of its diagnostic and therapeutic centers. As a result of the award, the Company recognized an additional $3.2 million of net revenue and $300,000 of expenses in its results of operations for the three and nine months ended June 30, 2001. Of the net $2.9 million recognized in operations, $1.5 million was allocated to minority interests during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and related financial data should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this report and the audited financial statements for the fiscal year ended September 30, 2000 included in the Company's final prospectus dated July 23, 2001 which is on file with the Securities and Exchange Commission.

OVERVIEW

We develop, own and operate hospitals focused on providing cardiology and cardiovascular services. While each of our heart hospitals is licensed as a general acute care hospital, we design and operate our heart hospitals with a focus on the unique needs of patients suffering from cardiovascular disease. Since January 1994, we have developed nine heart hospitals in seven states, including Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. As of June 30, 2001, we had eight heart hospitals in operation with a total of 460 licensed beds and had sold one hospital in McAllen, Texas. We have begun development on our ninth hospital, which will be located in Texas, and our tenth hospital, which will be located in Louisiana. Our two hospitals under development are expected to have a total of 158 licensed beds. Our hospital division accounted for 77.8% and 81.4% of our net revenue for the three months and nine months ended June 30, 2001. In addition to our heart hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities in seven states and through mobile cardiac catheterization laboratories. We also provide consulting and management services tailored to cardiologists and cardiovascular surgeons.

HEART HOSPITAL OWNERSHIP

Each of our hospitals is organized as a limited liability company or limited partnership, with one of our wholly-owned subsidiaries serving as the manager or general partner and typically holding between approximately 51% to 70% of the ownership interest in the entity, after giving effect to the Exchange as discussed below. In most cases, our physician partners own the remaining ownership interests as members or limited partners. In some instances, local market conditions have made it advantageous for us to organize a heart hospital with a community hospital investing as an additional partner. In those instances, we generally hold a minority interest in the hospital with the community hospital and physician partners owning the remaining interests also as minority partners. We include in our consolidated financial statements heart hospitals over which we exercise substantive control, including all hospitals in which we own more than a 50% interest. During our fiscal year 2000, we also included one heart hospital in which we owned less than a 50% interest, but over which we exercised substantive control. At the beginning of our fiscal year 2001, we obtained a more than 50% interest in this heart hospital due to our community hospital partner forfeiting its interest in that heart hospital. We use the equity method of accounting for heart hospitals in which we hold less than a 50% interest and over which we do not exercise substantive control. Concurrent with our initial public offering in July 2001, we completed the Exchange in which we increased our ownership interest in five of our heart hospitals by acquiring additional interests from our heart hospital partners. As a result of the Exchange, we have begun consolidating from the date of acquisition the Tucson Heart Hospital for which we have previously been required to use the equity method of accounting.

SALE OF MCALLEN HEART HOSPITAL

During 2000, we were approached with two offers to buy our McAllen Heart Hospital, in which we owned a 50.2% interest. On March 1, 2001, the hospital was sold to an affiliate of Universal Health Services, Inc. for approximately $56.0 million. Approximately $38.0 million of the sale proceeds were used to repay the hospital's long-term debt, including intercompany debt. The net proceeds of the sale have been and will be distributed to the owners of the hospital based on their respective ownership percentages.

THE OFFERING AND EXCHANGE

We completed our initial public offering of common stock on July 27, 2001 by issuing 6,000,000 new shares of common stock at a price of $25.00 per share. Net proceeds from the Offering after the underwriters' discount and estimated offering expenses were approximately $135.5 million.

Concurrent with the Offering, we established MedCath Corporation as our new holding company by issuing 11,879,918 shares of our common stock in exchange for all of the outstanding shares of common stock of our predecessor holding company, MedCath Holdings, Inc. Also as part of the Exchange, we offered partners in some of our heart hospitals the opportunity to either exchange a portion of their ownership interests in those heart hospitals for shares of our common stock valued at the price of the shares sold in the Offering or to sell a portion of their ownership interests to us for cash. We also entered into a separate agreement to purchase additional ownership interests in one of our heart hospitals for cash. We issued a total of 131,602 additional shares of our common stock and paid $25.4 million cash to the partners in five heart hospitals who elected to participate in the Exchange. After the closing of the Offering and the issuance of the shares in the Exchange, there were a total of 18,011,520 shares of common stock issued and outstanding as of July 31, 2001. The cash paid was financed with a portion of the proceeds from the Offering. The table below indicates our ownership interests in these five heart hospitals before and after the Exchange.

                                                                                  MEDCATH OWNERSHIP
                                                                                ----------------------
                                                                                 BEFORE         AFTER
     HEART HOSPITAL                                  LOCATION                   EXCHANGE      EXCHANGE
     --------------                                  --------                   --------      --------
     Arizona Heart Hospital                          Phoenix, AZ                  51.0%        70.6%
     Arkansas Heart Hospital                         Little Rock, AR              51.0%        70.3%
     Dayton Heart Hospital                           Dayton, OH                   52.5%        66.5%
     Heart Hospital of Austin                        Austin, TX                   51.5%        70.9%
     Tucson Heart Hospital                           Tucson, AZ                   33.3%        58.6%

NEW HOSPITAL DEVELOPMENT

As of June 30, 2001, we had two hospitals under development. The first hospital, which will focus on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology, will be located in Harlingen, Texas. The second hospital is a heart hospital that will be located near the adjacent towns of Slidell and Covington, Louisiana in St. Tammany Parish. We have identified two additional locations in which we are actively considering the development of heart hospitals. The following table sets forth certain expected characteristics of our two hospitals under development.

                                                     LICENSED            CATH           OPERATING
     NAME                            OWNERSHIP         BEDS              LABS             ROOMS
     ----                            ---------       --------            ----           ---------
     Harlingen Medical Center          51.1%            112                2                7
     Louisiana Heart Hospital          53.0%             46                3                3

We began construction on the Harlingen Medical Center in June 2001 and expect to begin construction on the Louisiana Heart Hospital later in calendar 2001. We plan to open both hospitals in late calendar 2002.

For the three months and nine months ended June 30, 2001, our results of operations include preopening expenses of approximately $515,000 and $872,000, respectively, related to projects under development. Preopening expenses include personnel, marketing and advertising, staff recruitment and relocation, office and equipment rentals, property taxes, legal expenses, insurance, utilities and other miscellaneous expenses incurred prior to the opening of a heart hospital. Accounting principles generally accepted in the United States require that such preopening costs are expensed as incurred.

REVENUE RECOGNITION

Amounts we receive for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as commercial insurers and health maintenance organizations, are generally less than our established billing rates. As a result, net revenue for services rendered to patients is reported at the estimated net realizable amounts from patients, third-party payors and others as services are rendered. Final settlements under these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings as contractual adjustments in the periods that such adjustments become known.

Management fee revenue in our diagnostic services division is recognized under fixed-rate and percentage-of-income arrangements as services are rendered. In some cases, this division also recognizes management fee revenue under cost reimbursement and equipment lease arrangements. Our cardiology consulting and management division recognizes management fee revenue under various percentage-of-income and cost reimbursement arrangements.

SOURCES OF REVENUE BY DIVISION

The largest percentage of net revenue is attributable to our hospital division, which reflects our continuing strategic focus and investment in new hospitals. Based on our continued investment in the development of heart hospitals, we believe our hospital division's percentage of net revenue will continue to increase.

The following table sets forth the percentage contribution of each of our divisions to net revenue in the periods indicated, pro forma to reflect the sale of our McAllen Heart Hospital and the consolidation of the Tucson Heart Hospital resulting from the Exchange.

                                                                           PRO FORMA
                                                 ------------------------------------------------------------
                                                 THREE MONTHS ENDED JUNE 30,           NINE MONTHS ENDED JUNE 30,
                                                 ---------------------------           -------------------------
DIVISION                                          2001                 2000             2001               2000
--------                                         ------               ------           ------             ------
Heart hospitals                                    80.5%               81.9%            82.4%              80.7%
Diagnostic services                                13.6%               11.9%            11.8%              13.2%
Cardiac consulting and management service           5.7%                6.0%             5.6%               5.9%
Corporate and other                                 0.2%                0.2%             0.2%               0.2%
                                                 ------              ------            ------             ------
   Net revenue                                    100.0%              100.0%            100.0%             100.0%
                                                 ======              ======            ======             ======

SOURCES OF REVENUE BY PAYOR

We receive payments for our services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations, and our patients directly. Generally, our revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since cardiovascular disease disproportionately affects older people, our proportion of revenue derived from the Medicare program is higher than in most general acute care hospitals. Our newly opened hospitals typically have a lower percentage of revenue derived from patients covered by commercial insurers and health maintenance organizations, as contracts with these payors are negotiated only after a new hospital has been in operation for a long enough period of time to develop a reputation for providing quality care in its market. Payments we receive from the Medicare and Medicaid programs for services rendered to patients comprised 64.8% of our consolidated hospital net revenue and 52.8% of our total consolidated net revenue for the nine months ended June 30, 2001.

We expect the net revenue that we receive from the Medicare program as a percentage of total net revenue to increase because the percentage of our total net revenue generated by our heart hospitals will continue to increase as we open new heart hospitals. Other factors that will cause our percentage of hospital revenue received from Medicare to increase include our focus on cardiovascular disease, which disproportionately affects older people, the general aging of the population and the restoration of some payments under the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000.

The payment rates under the Medicare program for inpatients are based on a prospective payment system, which correlates to the physician's diagnosis of the patient's illness. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. A reduced rate of increase in Medicare payments may have an adverse impact on our net revenue. We are also reimbursed by non-governmental payors using a variety of payment methodologies, such as fee-for-service charges and rates based on diagnosis-related groups, or DRGs. We maintain a strict policy against accepting managed care agreements that are not DRG-based. We limit the amount of per diem contracts we accept from managed care organizations because we believe these contracts do not reimburse us sufficiently for the efficiencies that we achieve in our hospitals. We do not accept capitation contracts from any payors.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, selected operating data.

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                      ------------------------            ------------------------
                                                       2001              2000              2001              2000
                                                      ------            ------            ------            ------
                                                               (EXPRESSED AS A PERCENTAGE OF NET REVENUE)
Net revenue                                            100.0%            100.0%            100.0%            100.0%
Personnel expense                                       28.2%             29.6%             28.0%             28.6%
Medical supplies expense                                23.8%             26.3%             24.6%             25.6%
Bad debt expense                                         4.8%              8.3%              5.2%              4.9%
Other operating expenses                                23.8%             23.7%             23.5%             24.0%
Depreciation                                             8.0%              8.9%              7.8%              9.1%
Amortization                                             1.9%              1.8%              1.8%              1.9%
Loss on disposal of property and
    equipment                                            0.2%              0.0%              0.0%              0.0%
Gain on sale of hospital                                  --                --              (4.7)%              --
Impairment of long-lived assets                           --                --               0.3%               --
Income from operations                                   9.4%              1.4%             13.5%              5.9%
Interest expense                                        (6.6)%            (9.4)%            (7.2)%            (9.3)%
Interest income                                          0.9%              1.1%              0.8%              1.0%
Other income (expense), net                              0.0%              0.0%             (0.1)%             0.1%
Equity in net losses of unconsolidated
   affiliates                                           (0.4)%            (0.4)%            (0.8)%            (0.6)%
Income (loss) before minority interest
   and income taxes                                      3.4%             (7.4)%             6.2%             (2.8)%
Minority interest share of (earnings) losses
   of consolidated subsidiaries                         (3.5)%             0.8%             (4.8)%            (0.9)%
Income (loss) before income taxes                       (0.1)%            (6.6)%             1.5%             (3.7)%
Income tax expense                                      (0.2)%              --              (0.1)%              --
Net income (loss)                                       (0.3)%            (6.6)%             1.4%             (3.7)%

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net revenue increased $5.5 million, or 6.5%, to $89.7 million for the three months ended June 30, 2001, the third quarter of our fiscal year 2001, from $84.2 million for the three months ended June 30, 2000, the third quarter of our fiscal year 2000. Of the $5.5 million increase in net revenue, $765,000 was generated by our hospital division. This increase includes the net effect of a $3.1 million favorable settlement of an insurance claim and a $4.7 million unfavorable change in reimbursement from one of our primary payors both of which occurred during the third quarter of fiscal 2000, and the decrease of $9.7 million in the third quarter of our fiscal year 2001 resulting from the sale of the McAllen Heart Hospital on March 1, 2001. The increase in the hospital division's net revenue before these events and transactions was primarily due to an increased number of procedures performed in our heart hospitals during the third quarter of fiscal year 2001 compared to fiscal year 2000. Of the remaining $4.7 million increase in our net revenue, $3.9 million was generated by our diagnostics division. Of the $3.9 million increase in our diagnostic division, $3.2 million was due to amounts we received in an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, and the remaining $700,000 was due to an increase in diagnostic procedures over the prior year period. The remaining $800,000 increase in net revenue was primarily due to an increase in management fees and consulting fees paid to us by physicians under management in our cardiology consulting and management division.

Personnel expense increased $378,000, or 1.5%, to $25.3 million for the third quarter of fiscal 2001 from $24.9 million for the third quarter of fiscal 2000. This increase in personnel expense was primarily incurred by our hospital division and was due to higher health costs, higher wage rates, and increased hospital staffing to support the growth in the number of procedures performed between the third quarter of fiscal 2000 and fiscal 2001. This increase was offset by the decrease in personnel expense resulting from the sale of the McAllen Heart Hospital on March 1, 2001. Personnel expense in our diagnostic services and our cardiology consulting and management divisions were approximately the same in both fiscal quarters. As a percentage of net revenue, personnel expense decreased to 28.2% for the third quarter of fiscal 2001 from 29.6% for the third quarter of fiscal 2000 primarily due to revenue growth in our heart hospitals. We expect personnel expense to increase in future periods as we continue to develop new hospitals and continue to increase wage rates and benefits to recruit and retain nurses and other hospital staff.

Medical supplies expense decreased $716,000, or 3.2%, to $21.4 million for the third quarter of fiscal 2001 from $22.1 million for the third quarter of fiscal 2000. Of the $716,000 decrease in medical supplies expense, $1.0 million was incurred by our hospital division. This decrease was due to reduced pricing realized from volume purchasing opportunities in our heart hospitals along with the decrease resulting from the sale of the McAllen Heart Hospital on March 1, 2001. This decrease was offset in part by an increase in supplies used in our heart hospitals corresponding with the increase in the number of procedures performed between the third quarter of fiscal 2000 and fiscal 2001. As a percentage of net revenue, medical supplies expense decreased to 23.8% for the third quarter of fiscal 2001 from 26.3% for the third quarter of fiscal 2000. This decrease was primarily due to reduced pricing realized from volume purchasing opportunities in our heart hospitals. We expect medical supplies expense to increase in future periods as we continue to develop new heart hospitals and increase the number of procedures performed at our existing heart hospitals.

Bad debt expense decreased $2.7 million, or 38.6%, to $4.3 million for the third quarter of fiscal 2001 from $7.0 million for the third quarter of fiscal 2000. This decrease was due to improved receivables collection procedures implemented in our business offices and a corresponding reduction in bad debts at heart hospitals that had been open for more than 12 months as of June 30, 2000 and a decrease due to the sale of the McAllen Heart Hospital on March 1, 2001. In addition, in fiscal 2000, an unusually high level of bad debt expense for the quarter resulted from additions made to reserves for self-pay revenue in two of our heart hospitals compared to fiscal 2001 during which lower amounts of reserves were required. As a percentage of net revenue, bad debt expense decreased to 4.8% for the third quarter of fiscal 2001 from 8.3% for the third quarter of fiscal 2000. This decrease was due to the factors previously discussed.

Other operating expenses increased $1.4 million, or 7.0%, to $21.3 million for the third quarter of fiscal 2001 from $20.0 million for the third quarter of fiscal 2000. Other operating expenses include maintenance, rent, property taxes, utilities, meals and entertainment, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of this $1.4 million increase in other operating expenses, $878,000 occurred within our hospital division. This increase was primarily due to increases in property taxes and utility costs in certain of our markets and an increase in contract services and professional fees related to implementing improved business office and receivables collection procedures in our heart hospitals. This increase was offset by the sale of the McAllen Heart Hospital on March 1, 2001. Our diagnostic services, cardiology consulting and management divisions, and our corporate divisions accounted for the remaining $488,000 increase in other operating expenses consistent with the net revenue growth in their operations. As a percentage of net revenue, other operating expenses remained relatively consistent at 23.8 % for the third quarter of fiscal 2001 compared to 23.7% for the third quarter of fiscal 2000. We expect our other operating expenses to increase in future periods as we continue to develop new heart hospitals.

Depreciation and amortization decreased $194,000, or 2.2%, to $8.8 million for the third quarter of fiscal 2001 from $9.0 million for the third quarter of fiscal 2000. This decrease was due to the sale of the McAllen Heart Hospital on March 1, 2001 and the resulting decrease in depreciation and amortization associated with those assets, offset partially by an increase in depreciation on capital expenditures related to equipment and information systems made since June 30, 2000 and an increase in amortization of a specific practice management contract to reflect a reduction in its estimated economic life.

Interest expense decreased $2.1 million, or 26.3%, to $5.9 million for the third quarter of fiscal 2001 from $8.0 million for the third quarter of fiscal 2000. This decrease in interest expense was due to a reduction in our variable rate interest costs and a reduction in our average total outstanding indebtedness during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The debt reduction was primarily due to the sale of McAllen Heart Hospital and the use of our portion of the proceeds from that sale to pay off all associated debt and, along with cash provided by our other operations, including the cash generated from our improved receivables collection efforts, to pay down debt under the Revolver. Interest income remained relatively consistent at $832,000 for the third quarter of fiscal 2001 compared to $908,000 for the third quarter of fiscal 2000.

Equity in net losses of unconsolidated affiliates remained relatively consistent at $315,000 for the third quarter of fiscal 2001 compared to $368,000 for the third quarter of fiscal 2000. Equity in net losses of unconsolidated affiliates represents our share of the net losses of heart hospitals in which we own less than a 50% equity interest and over which we do not exercise substantive control.

Earnings allocated to minority interests increased $3.7 million to $3.1 million for the third quarter of fiscal 2001 from a loss allocation of $633,000 for the third quarter of fiscal 2000. Of the $3.7 million increase in earnings allocated to minority interests, $2.0 million was due to improved operating results in two of our consolidated heart hospitals, offset in part by a decrease in the earnings of one of our other consolidated heart hospitals. The increase in earnings at one of those heart hospitals was primarily due to the one-time costs associated with a change in reimbursement from one of our primary payors during the third quarter of fiscal 2000, and the decrease in earnings at the other heart hospital was primarily due to the favorable settlement of an insurance claim during the third quarter of fiscal 2000, neither of which reoccurred in fiscal 2001. Of the remaining $1.7 million increase, $1.5 million was due to the allocation to the minority owner of the income from the amounts we received an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, as previously discussed, with the remaining $200,000 increase due to improved operating results in our diagnostic and therapeutic ventures. Earnings allocated to minority interests represent the allocation of profits and losses to minority owners in our consolidated heart hospitals and our diagnostic and therapeutic centers. A heart hospital's profits and losses are generally allocated for accounting purposes to its owners based on their respective ownership percentages. If the cumulative losses of a heart hospital exceed its initial capitalization and committed capital obligations of our partners, then we are required by generally accepted accounting principles to recognize a disproportionate share of the hospital's losses that otherwise would be allocated to all owners on a pro rata basis. In such cases, we will recognize a disproportionate share of the hospital's future profits to the extent we have previously recognized a disproportionate share of the hospital's losses.

Income tax expense increased slightly due to state taxes in one of our markets due partially to the sale of the McAllen Heart Hospital. We are currently operating in a net operating loss position and consequently have little current income tax liability.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

Net revenue increased $36.5 million, or 14.7%, to $284.1 million for the nine months ended June 30, 2001, the first nine months of our fiscal year 2001, from $247.6 million for the nine months ended June 30, 2000, the first nine months of our fiscal year 2000. Of the $36.5 million increase in net revenue, $30.1 million was generated by our hospital division, $3.6 million by our diagnostics division and $2.6 million by our cardiology consulting and management division. The $30.1 million increase in our hospital division's net revenue includes the net effect of a $3.1 million favorable settlement of an insurance claim and a $4.7 million unfavorable change in reimbursement from one of our primary payors both of which occurred during the third quarter of fiscal 2000, and the decrease of $13.2 million resulting from the sale of the McAllen Heart Hospital on March 1, 2001. The increase in the hospital division's net revenue before these events and transactions was primarily due to an increased number of procedures performed, and therefore net revenue, in our heart hospitals during the third quarter of fiscal year 2001 compared to fiscal year 2000, and included an $18.2 million increase in our heart hospitals that had been open for more than 12 months as of June 30, 2000 and a $23.0 million increase generated by one heart hospital that opened near the end of fiscal 1999 and another near the beginning of fiscal 2000. Of the $3.6 million increase in net revenue in the diagnostic division, $3.2 million was due to amounts we received an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, and the remaining $400,000 was due to an increase in diagnostic procedures over the prior year period. The $2.6 million increase in net revenue in our cardiology consulting and management division was primarily due to an increase in management fees and consulting fees paid to us by physicians under management in that division.

Personnel expense increased $8.8 million, or 12.4%, to $79.5 million for the first nine months of fiscal 2001 from $70.8 million for the first nine months of fiscal 2000. Of the $8.8 million increase in personnel expense, $8.4 million was incurred in our hospital division, of which $6.2 million was due to one heart hospital that opened near the end of fiscal 1999 and one that opened near the beginning of fiscal 2000. These new heart hospitals experienced a significant increase in the number of procedures performed between the first nine months of fiscal 2000 and fiscal 2001. The remaining $2.2 million increase in our hospital division was due to higher health costs, higher wage rates, increased hospital staffing to support the growth in number of procedures performed, and increased use of agency nurses in our heart hospitals that had been open for more than 12 months as of June 30, 2000, offset in part by the decrease in personnel expense resulting from the sale of McAllen Heart Hospital on March 1, 2001. Personnel expense in our diagnostic services and our cardiology consulting and management divisions combined for the remaining $400,000 increase in personnel expense for the first nine months of fiscal 2001 compared to fiscal 2000. As a percentage of net revenue, personnel expense decreased to 28.0% for the first nine months of fiscal 2001 from 28.6% for the first nine months of fiscal 2000.

Medical supplies expense increased $6.5 million, or 10.3%, to $69.8 million for the first nine months of fiscal 2001 from $63.4 million for the first nine months of fiscal 2000. Of the $6.5 million increase in medical supplies expense, $6.0 million was incurred by our hospital division. Of this $6.0 million increase in our hospital division, $3.1 million was due to one heart hospital that opened near the end of fiscal 1999 and one that opened near the beginning of fiscal 2000. These new heart hospitals experienced a significant increase in the number of procedures performed between the first nine months of fiscal 2000 and fiscal 2001, and consequently, the volume of medical supplies used during the first nine months of fiscal 2001 was higher than during the first nine months of fiscal 2000. The remaining $2.9 million increase was primarily due to a higher number of procedures performed at heart hospitals that had been open for more than 12 months as of June 30, 2000 and an increased level of unreimbursed research activities in one of our heart hospitals, offset in part by the decrease in medical supplies expense resulting from the sale of McAllen Heart Hospital on March 1, 2001. The remaining $500,000 increase in medical supplies expense was in our diagnostic services division due to an increase in diagnostic procedures performed over the prior year period. As a percentage of net revenue, medical supplies expense decreased to 24.6% for the first nine months of fiscal 2001 from 25.6% for the first nine months of fiscal 2000. This decrease was due to reduced pricing realized from volume purchasing opportunities partially offset by the cost of medical supplies used in connection with an increased level of unreimbursed research activities in one of our heart hospitals.

Bad debt expense increased $2.6 million, or 21.3%, to $14.8 million for the first nine months of fiscal 2001 from $12.2 million for the first nine months of fiscal 2000. The $2.6 million increase in bad debt expense was primarily due to one heart hospital that opened near the end of fiscal 1999 and one that opened near the beginning of fiscal 2000. Bad debt expense increased approximately $830,000 at our heart hospitals that had been open for more than 12 months as of June 30, 2000, due to the growth in net revenue in those heart hospitals offset in part by reduced bad debts resulting from improved receivables collection procedures implemented in our business offices. The $830,000 increase was offset by a comparable decrease resulting from the sale of McAllen Heart Hospital on March 1, 2001. As a percentage of net revenue, bad debt expense increased slightly to 5.2% for the first nine months of fiscal 2001 from 4.9% for the first nine months of fiscal 2000.

Other operating expenses increased $7.4 million, or 12.5%, to $66.8 million for the first nine months of fiscal 2001 from $59.4 million for the first nine months of fiscal 2000. Of the $7.4 million increase in other operating expenses, $4.4 million was due to one heart hospital that opened near the end of fiscal 1999 and one that opened near the beginning of fiscal 2000. The remaining $3.0 million was primarily due to increases in property taxes and utility costs in certain of our markets and an increase in contract services and professional fees related to implementing improved business office and receivables collection procedures in our heart hospitals that had been open for more than 12 months as of June 30, 2000, offset in part by the decrease resulting from the sale of McAllen Heart Hospital on March 1, 2001. Our diagnostic services and cardiology consulting and management divisions also incurred increases in other operating expenses consistent with the net revenue growth in their operations, which were offset by decreases in other operating expenses in our corporate division. As a percentage of net revenue, other operating expenses decreased to 23.5% for the first nine months of fiscal 2001 from 24.0% for the first nine months of fiscal 2000.

Depreciation and amortization remained constant at $27.3 million for the first nine months of fiscal 2001 and fiscal 2000. Depreciation expense decreased slightly by $269,000, while amortization increased by $301,000 for the first nine months of fiscal 2001 compared to fiscal 2000. The decreases in depreciation and amortization resulting from the sale of McAllen Heart Hospital on March 1, 2001 partially offset an increase in the amortization of a specific practice management contract to reflect a reduction in its estimated economic life, and more than offset the increase in depreciation on capital expenditures related to equipment and information systems made since June 30, 2000.

On March 1, 2001, McAllen Heart Hospital, in which we owned a 50.2% interest, was sold to an affiliate of Universal Health Services, Inc. for approximately $56.0 million. Approximately $38.0 million of the sale proceeds were used to repay the hospital's long-term debt, including intercompany amounts paid to us, which we then used to repay amounts outstanding under the Revolver. After the write-off of approximately $10.3 million of our goodwill and step-up basis in McAllen Heart Hospital, which arose from our going private transaction in fiscal 1998, we recognized a net gain of $13.5 million in our consolidated results of operations for the first nine months of fiscal 2001. Approximately $8.0 million was recognized in earnings allocated to minority interests as a result of the sale. This minority interest amount was determined before the write-off of our goodwill and step-up basis and after the allocation of amounts to us for recovery of disproportionate losses of McAllen Heart Hospital, which we had previously recognized in our consolidated results of operations.

In March 2001, we recognized an impairment of long-lived assets due to unfavorable developments with a physician group under a management contract in our cardiology consulting and management division that caused us to reevaluate the management contract. As a result, we recognized a non-cash impairment charge of $985,000 in March 2001 to adjust the long-lived assets of those management contracts to the anticipated future discounted cash flows.

Interest expense decreased $2.4 million, or 10.4%, to $20.6 million for the first nine months of fiscal 2001 from $23.0 million for the first nine months of fiscal 2000. This decrease in interest expense was due to a general reduction in our variable rate interest costs and a reduction in our average total outstanding indebtedness during the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. The debt reduction was primarily due to the sale of McAllen Heart Hospital and the use of our portion of the proceeds from that sale, along with cash provided by our other operations, to pay down debt under the Revolver. Interest income remained relatively constant at approximately $2.4 million for the first nine months of fiscal 2001 compared to $2.6 million for the first nine months of fiscal 2000.

Equity in net losses of unconsolidated affiliates increased $606,000, or 37.9%, to $2.2 million for the first nine months of fiscal 2001 from $1.6 million for the first nine months of fiscal 2000. The increase was primarily due to pre-opening expenses incurred at a minority owned heart hospital that opened in March 2001 and an increase in operating expenses at another of our minority owned heart hospitals. These increases in equity in net losses of unconsolidated affiliates were partially offset by an improvement in operating results at one of our equity heart hospitals, which was in the early stage of operations during the first nine months of fiscal 2000.

Earnings allocated to minority interests increased $11.4 million, or 518.2%, to $13.6 million for the first nine months of fiscal 2001 from $2.2 million for the first nine months of fiscal 2000. Of the $11.4 million increase in earnings allocated to minority interests, $1.6 million was due to improved operating results in two of our consolidated heart hospitals, offset in part by a decrease in the earnings of one of our other consolidated heart hospitals and preopening expenses at our hospitals under development. The remaining $9.8 million increase was due to the allocation of the gain on the sale of the McAllen Heart Hospital to the minority owners, as previously discussed, and the allocation to the minority owners of the income from the amounts we received in an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, also as previously discussed.

Income tax expense increased slightly due to state taxes in one of our markets. We are currently operating in a net operating loss position and consequently have little current income tax liability. During the nine months ended June 30, 2001, the Company recognized tax expense from the utilization of net operating losses to reduce taxable income principally generated from the sale of McAllen Heart Hospital. The tax expense was offset by the tax benefit resulting from the reversal of the valuation allowance previously placed on the net operating loss deferred tax asset utilized.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated working capital was $23.6 million at June 30, 2001 and $14.3 million at September 30, 2000. The increase of $9.3 million from September 30, 2000 to June 30, 2001 resulted primarily from an increase in cash and cash equivalents and prepaid expenses and other current assets combined with a decrease in short term borrowings and current portion of long-term debt, offset by a decrease in accounts receivable, net. The increase in prepaid expenses and other current assets was due to the accumulation of costs associated with the Offering. The decreases in accounts receivable, net and current portion of long-term debt were primarily due to the sale of McAllen Heart Hospital in March 2001, and the use of our portion of the proceeds from that sale, along with cash provided by our operations, to pay down debt. Cash provided by our operations, including the cash flows generated from our improved receivables collection procedures in our hospital division and the amounts we received from an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, also contributed to the increase in cash and cash equivalents and the decrease in short-term borrowings.

Our operating activities provided net cash of $30.6 million during the first nine months of fiscal 2001 and generated net cash of $549,000 for the same period of fiscal 2000. The $30.6 million net cash provided by operating activities was a result of cash flow provided by our operations and an increase in accounts payable and other liabilities offset by an increase in accounts receivable, net, medical supplies inventory and prepaid expenses and other current assets. The $549,000 of net cash generated from operating activities in fiscal 2000 was a result of cash flow provided by our operations offset by an increase in accounts receivable, net and prepaid expenses and other current assets.

Our investing activities generated net cash of $38.1 million during the first nine months of fiscal 2001 and used net cash of $11.7 million during the same period of fiscal 2000. The $38.1 million of net cash provided by investing activities during the first nine months of fiscal 2001 was due to the sale of McAllen Heart Hospital partially offset by equipment purchases, related hospital development expenditures and advances made to heart hospitals in which we do not own a majority interest. During the first nine months of fiscal 2000, the $11.7 million net cash used in investing activities primarily resulted from equipment purchases, hospital development expenditures and advances made to heart hospitals in which we do not own a majority interest.

Expenditures for property and equipment for the nine months ended June 30, 2001 and 2000 were $10.5 million and $12.0 million, respectively. Included in the $10.5 million of capital expenditures for the nine months ended June 30, 2001, were capital expenditures for the new development hospitals of $3.3 million.

Our financing activities used net cash of $60.7 million during the first nine months of fiscal 2001 and provided net cash of $2.3 million during the same period of fiscal 2000. Net cash used in financing activities during the first nine months of fiscal 2001 was a result of repayments of short-term debt, long-term debt and capital leasing obligations of $77.6 million, and distributions to, net of investments by, minority partners of $10.2 million, including the distributions on the sale of McAllen Heart Hospital and the arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, offset by proceeds from the issuance of long-term debt, net of loan acquisition costs and deferred fees, and the issuance of common stock of $26.7 million. Of the $77.6 million in repayments of short-term debt, long-term debt and capital lease obligations, $36.7 million resulted from the sale of the McAllen Heart Hospital. The net cash provided by financing activities during the first nine months of fiscal 2000 resulted from proceeds from the issuance of long-term debt, net of loan acquisition costs and deferred fees, of $67.5 million offset by repayments of long-term debt and capital leasing obligations of $60.7 million, and distribution to, net of investments by, minority partners of $4.5 million. Included in the repayment of long-term debt and proceeds from issuance of long-term debt, net of loan acquisition costs and deferred fees, is the refinancing of one of our heart hospitals during the first nine months of fiscal 2000.

Our heart hospital ventures finance their land, building and construction costs through mortgage loans and equipment through secured purchase money notes. We guarantee all or a significant portion of these obligations. Each of the heart hospitals, as borrower, and we as guarantor, are subject to financial covenants related to these loans. Each of these loans is secured by the assets of the borrowing hospital only. During the early stages of a hospital's development, we generally fund its working capital needs lending the proceeds to the hospital. These loans bear interest at market rates.

As of June 30, 2001 we had $233.0 million of outstanding debt, $21.9 million of which was classified as current. Of the $233.0 million of outstanding debt, $196.9 million was outstanding to lenders to our heart hospitals, $22.0 million was outstanding to lenders under the Revolver and $14.1 million was outstanding under capital leases and other miscellaneous indebtedness. As of June 30, 2001, the outstanding borrowings under the Revolver of $22.0 million were classified as long-term. Additionally, we had letters of credit issued of $18.3 million, and consequently had availability for additional borrowings of $59.7 million. We expect the level of long-term indebtedness to increase in the future as we develop new hospitals. The development and construction of the new hospitals in Texas and Louisiana will require us to incur additional long-term debt of between $85 million and $95 million during the next 12 to 15 months.

On July 27, 2001, we completed our initial offering of common stock by issuing 6,000,000 shares of common stock at a price of $25.00 per share. Net proceeds from the Offering after the underwriters' discount and estimated offering expenses were approximately $135.5 million. We immediately used $18.0 million of the proceeds from the Offering to pay all amounts outstanding under the Revolver. We also used $25.4 million of the proceeds as partial consideration, along with shares of our common stock, to purchase additional ownership interests in five of our heart hospitals in the Exchange. The remaining proceeds will be used to develop additional heart hospitals, and for working capital and other corporate purposes, including the possible acquisition of additional interests in our heart hospitals.

Our Revolver provides $100.0 million in availability, $10.0 million of which is designated for short-term borrowings. This revolving credit facility matures on January 31, 2005 and borrowings under this facility bear interest at either the LIBOR or Prime Rate plus various applicable margins which are based upon financial covenant ratio tests. As of June 30, 2001, our weighted average interest rate under this facility was 7.22%. We are required to pay a quarterly unused commitment fee at a rate of 0.375%. Our revolving credit facility includes various restrictive covenants, including restrictions on certain types of additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, changes in our corporate structure, and fundamental changes. The covenants also require maintenance of various ratios regarding leverage levels and debt service coverage.

Concurrent with the Offering, we became a party to a new $189.6 million credit facility to provide a source of capital for refinancing the indebtedness of some of our existing heart hospitals and financing our heart hospital development program. In July 2001, three of our consolidated heart hospitals refinanced a portion of their indebtedness by borrowing a total of $79.6 million under the credit facility to fund the repayment of $77.5 million of outstanding principal under their existing credit arrangements, $856,000 of prepayment penalty, and $1.3 million of debt issue costs incurred in arranging and executing the refinancing. Each loan under the credit facility is made directly to the venture that owns the hospital and is secured by the assets of that venture only. Each loan under the credit facility amortizes over a 20 year term, matures on July 27, 2006, and accrues interest at variable rates based on either Base Rate (as defined) plus an applicable margin, or Eurodollar Rate plus an applicable margin. We guarantee the obligations of our heart hospital subsidiaries and unconsolidated affiliates for the loans made to them under the credit facility. Under the terms of the credit facility, we will be required to have in place a fixed interest rate swap, for 50% of the refinanced amount, within 90 days of closing. The remaining $110.0 million of this facility will be used during the next two to three years to fund the development of additional heart hospitals. This indebtedness also requires maintenance of various ratios regarding leverage levels and debt service coverage.

We believe that internally generated cash flows and available borrowings under our $100.0 million revolving credit facility, together with the approximately $135.5 million net proceeds of the Offering and available borrowings under the new credit facility of $110.0 million, will be sufficient to finance our heart hospital development program, other capital expenditures and our working capital requirements for the next 12 months.

REIMBURSEMENT, LEGISLATIVE AND REGULATORY CHANGES

Legislative and regulatory action has resulted in continuing changes in reimbursement under the Medicare and Medicaid programs that will continue to limit payments we receive under these programs. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to legislative and regulatory changes, administrative rulings, interpretations, and discretion which may further affect payments made under those programs, and the federal and state governments may, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of our hospitals or require other changes in our operations. Additionally, there may be a continued rise in managed care programs and future restructuring of the financing and delivery of healthcare in the United States. These events could have an adverse effect on our future financial results.

INFLATION

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages, such as the growing nationwide shortage of qualified nurses, occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have to date offset increases in operating costs by increasing reimbursement for services and expanding services. However, we cannot predict our ability to cover, or offset, future cost increases.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. This standard requires the purchase method of accounting for business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. We do not believe that the adoption of SFAS No. 141 will have a significant impact on our financial position, results of operations and cash flows.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which requires, among other things, the discontinuance of goodwill amortization and an annual impairment test of goodwill. The standard also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The nonamortization and amortization provisions of SFAS No. 142 are effective for business combinations completed after June 30, 2001. Our business combinations completed in the Exchange on July 27, 2001 will be subject to these provisions, and accordingly, the approximately $27.3 million of goodwill arising from the Exchange will not be amortized under the new rules. We are required to adopt the remaining provisions of SFAS No. 142 for our 2003 fiscal year beginning October 1, 2002, however we may elect to early adopt the statements, as permitted, for our 2002 fiscal year beginning October 1, 2001. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position, results of operations and cash flows. For the nine months ended June 30, 2001, we recorded $2.2 million of amortization expense related to goodwill and $2.9 million of amortization expense related to other intangibles.

FORWARD LOOKING STATEMENTS

Parts of this report, particularly statements made in it that relate to our expected operating results, our heart hospital development program and our business prospects, contain forward-looking statements that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends", "hopes" and similar expressions are intended to identify such forward-looking statements. Although our management believes that these forward-looking statements are based on reasonable assumptions, these assumptions are inherently subject to significant economic, regulatory and competitive uncertainties and contingencies that are difficult or impossible to predict accurately and are beyond our control. Actual results could differ materially from those projected in these forward-looking statements. These various risks and uncertainties are described in detail in our final prospectus dated July 23, 2001 under the heading "Risk Factors". A copy of this prospectus, which we filed on July 24, 2001 with the Securities and Exchange Commission, is available on the internet site of the Commission at http://www.sec.gov. These risks and uncertainties include, among others, possible reductions or changes in reimbursement from government or third-party payors that would decrease our revenue, delays in completing construction or delays in or failure to receive required regulatory approvals for new heart hospitals, greater than anticipated losses at new heart hospitals, a negative finding by a regulatory organization with oversight of one of our heart hospitals, or material changes in the anti-kickback, physician self-referral or other fraud and abuse laws. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any financial instruments held for trading purposes and do not currently hedge any of our market risks with derivative instruments. We expect, however, that we will enter into fixed interest rate swaps in connection with our new $189.6 million credit facility during either the fourth quarter of fiscal 2001 or the first quarter of fiscal 2002.

Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at June 30, 2001 include $94.0 million of variable rate debt at an approximate average rate of 7.26%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $800,000 for the nine months ended June 30, 2001.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) On July 27, 2001 concurrent with our initial public offering of common stock, we issued 11,879,918 shares of our common stock in exchange for all of the outstanding shares of common stock of our predecessor company, MedCath Holdings, Inc., in order to form MedCath Corporation. Also as part of the Exchange, we issued 131,602 shares of our common stock and paid $25.4 million cash to partners in five of our heart hospitals to acquire a portion of their ownership interests in those five heart hospitals. The shares of common stock issued in the Exchange were exempt from registration requirements of the Securities Act of 1933, as amended (the Act) pursuant to
                  Section 3(a)(10) of the Act. The fairness of the terms and conditions of the Exchange were passed upon by the Office of the North Carolina Secretary of State after holding a hearing pursuant to Section 78A-30 of the General Statutes of North Carolina.

         (d) On July 27, 2001, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. All 6,000,000 shares of common stock offered in the final prospectus were sold at a price of $25.00 per share. The aggregate gross proceeds of shares offered and sold were $150.0 million. The underwriters of our offering were Deutsche Banc Alex. Brown Inc. and Banc of America Securities LLC, as joint bookrunners, and J.P. Morgan Securities Inc. and First Union Securities, Inc. In connection with the Offering, we paid an aggregate of $10.5 million in underwriting discounts and commissions to the underwriters. Also from the aggregate gross proceeds, approximately $3.1 million has been applied to date to other expenses of the Offering. The total other expenses incurred in connection with the Offering are estimated eventually to be $4.0 million. After deducting the underwriting discounts and commissions and the estimated other Offering expenses, we received net proceeds from the offering of approximately $135.5 million.

                  As of August 31, 2001, the net proceeds from the offering have been applied as follows:

                           Payment of all amounts outstanding under
                             our $100.0 million Revolving Credit Facility  .................. $18.0 million

                           Purchase of additional ownership interest in five
                             of our heart hospitals in the Exchange.........................  $25.4 million

                           The remainder is intended to be used to develop additional heart hospitals, and for working capital and other corporate purposes, including the possible acquisition of additional interests in our heart hospitals. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the allocation of the net proceeds from the Offering. Pending the uses previously described, we will invest the net proceeds of the Offering in cash, cash-equivalents, money market funds or short-term interest bearing, investment-grade securities to the extent consistent with applicable regulations.

                  Payments made in connection with the Exchange were made directly to the heart hospital partners from whom we acquired the ownership interests. No other amounts were paid from the net proceeds for the Offering, directly or indirectly, to any of our directors or officers (or their associates), or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  3.1 Amended and Restated Certificate of Incorporation of MedCath Corporation (incorporated by reference to exhibit 3.1 to the Company's registration statement on Form S-1 initially filed with the Securities Exchange Commission on May 4, 2001).

                  3.2 Bylaws of MedCath Corporation (incorporated by reference to the Company's registration statement on Form S-1 initially filed with the Securities Exchange Commission on May 4, 2001.)

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MEDCATH CORPORATION


Dated: September 6, 2001    By: /s/ David Crane
                                -----------------------------------------------
                                David Crane
                                President, Chief Executive Officer and Director (principal executive officer)


                            By: /s/ James E. Harris
                                -----------------------------------------------
                                James E. Harris
                                Senior Vice President and Chief Financial
                                Officer
                                (principal financial officer)


                            By: /s/ David W. Perry
                                -----------------------------------------------
                                David W. Perry
                                Chief Accounting Officer and Assistant
                                Secretary
                                (principal accounting officer)