Form 10-K405
period 2001-09-30
MEDCATH CORP
filed 2001-12-24
CIK 1139463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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



        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 10, 2001, there were 18,011,520 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates as of December 10, 2001 was $117.6 million (computed by reference to the closing sales price of such stock on the Nasdaq National Market(R) on such date).


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on March 5, 2002 are incorporated by reference into Part III of this Report.

                               MEDCATH CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

PART I

     Item 1:    Business                                                       5
     Item 2:    Properties                                                    25
     Item 3:    Legal Proceedings                                             26
     Item 4:    Submission of Matters to a Vote of Security Holders           26

PART II

     Item 5:    Market for the Registrant's Common Equity and Related
                Stockholder Matters                                           29
     Item 6:    Selected Consolidated Financial Data                          30
     Item 7:    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     32
     Item 7A:   Quantitative and Qualitative Disclosures About Market Risk    44
     Item 8:    Financial Statements and Supplementary Data                   45
     Item 9:    Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      71

PART III

     Item 10:   Directors and Executive Officers of the Registrant            72
     Item 11:   Executive Compensation                                        72
     Item 12:   Security Ownership of Certain Beneficial Owners
                and Management                                                72
     Item 13:   Certain Relationships and Related Transactions                72

PART IV

     Item 14:   Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                   73

SIGNATURES                                                                    76

INDEX TO EXHIBITS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements and matters discussed in this report and its exhibits constitute forward-looking statements. Words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends" and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report and its exhibits include, among others, statements about the following:

-        demographic changes,

-        changes in medical or other technology,

-        changes in Medicare and Medicaid payment levels,

- our ability, when appropriate, to enter into managed care provider arrangements and the terms of those arrangements,

- our ability to successfully develop additional heart hospitals, open them according to plan and gain significant market share in the market,

-        the availability and terms of capital to fund our development strategy,

-        our relationships with physicians who use our hospitals,

- our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our heart hospitals,

-        competition from other hospitals,

- existing governmental regulations and changes in, or failure to comply with, governmental regulations,

-        our information systems,

-        changes in generally accepted accounting principles, and

-        liability and other claims asserted against us.

         Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         An investment in our common stock involves a high degree of risk. You should consider carefully all of the information contained in this report and, in particular, the discussion of risk factors filed as Exhibit 99 to this report, before making an investment decision with respect to our common stock.

                             ---------------------

         Concurrent with our initial public offering in July 2001, we completed a series of transactions that we undertook to prepare for the offering and to increase our ownership interest in some of our heart hospitals. First, we established MedCath Corporation as our new holding company by issuing shares of its common stock in exchange for all of the outstanding shares of common stock of our predecessor holding company, MedCath Holdings, Inc.

Second, we completed a series of transactions in which we issued shares of our common stock valued at the public offering price and paid cash to acquire additional ownership interests in five of our heart hospitals from our physician and hospital partners in each of those heart hospitals. As a result of these transactions, we began consolidating in our financial statements one of these heart hospitals for which we had previously been required to use the equity method of accounting.

         References in this report to "we," "us" and "our" for periods prior to July 27, 2001 are references to our holding company prior to the transactions described above, MedCath Holdings, Inc., its subsidiaries and unconsolidated affiliates, including each of our heart hospitals, and "our predecessor company," unless the context requires otherwise. For periods subsequent to July 27, 2001, references to "we," "us" and "our" are references to our holding company after the transactions described above, MedCath Corporation, its subsidiaries and unconsolidated affiliates, including each of our heart hospitals, unless the context requires otherwise. References in this report to our predecessor company are to MedCath Incorporated, which was acquired from its public stockholders in July 1998 by several private investment partnerships sponsored by Kohlberg Kravis Roberts & Co., L.P. and Welsh, Carson, Anderson & Stowe, and members of our management team.

                             ---------------------

                                     PART I

ITEM 1.       BUSINESS OF MEDCATH CORPORATION

OVERVIEW

         We focus on the diagnosis and treatment of cardiovascular disease. We design, develop, own and operate heart hospitals in partnership with cardiologists and cardiovascular surgeons that we believe have established reputations for clinical excellence. While each of our hospitals is a freestanding, licensed general acute care hospital that includes an emergency department, operating rooms, catherization laboratories, pharmacy, laboratory, radiology department, cafeteria and food service and is capable of providing a full complement of health services, we focus on serving the unique needs of patients suffering from cardiovascular disease. The medical staff at each of our heart hospitals is open to all qualified physicians performing healthcare services in the market. We are also committed to improving the productivity and work environment of physicians, nurses and other medical personnel providing care. As of September 30, 2001, we owned and operated eight heart hospitals, together with our physician partners, who own an equity interest in the heart hospital where they practice. Our existing heart hospitals have a total of 460 licensed beds and are located in Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. We have begun developing our ninth hospital, which will be located in Harlingen, Texas, our tenth hospital, which will be located in St. Tammany Parish just north of New Orleans, Louisiana, and our eleventh hospital, which we will be located in San Antonio, Texas. These new hospitals are expected to open during October 2002 (Harlingen), the first calendar quarter of 2003 (St. Tammany Parish) and the second calendar quarter of 2003 (San Antonio) and are expected to have a total of 218 licensed beds.

         In addition to our heart hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities located in seven states and through mobile cardiac catheterization laboratories. Our mobile diagnostic facilities are used by physicians to evaluate the functioning of patients' hearts and coronary arteries and serve areas that do not have the patient volume to support a full-time facility. We also provide consulting and management services tailored to cardiologists and cardiovascular surgeons.

         Our predecessor company was developed in late 1988 and 1989 by our chairman and our president and chief executive officer and for a number of years was primarily engaged in operating mobile and other cardiac catheterization laboratories. In 1994, our predecessor company conducted an initial public offering and began developing its first heart hospital, which opened in 1996. By July 1998, the predecessor company had developed and opened three additional heart hospitals. At that time, several private investment partnerships sponsored by Kohlberg Kravis Roberts & Co., L.P. and Welsh, Carson, Anderson & Stowe, and members of our management team acquired our predecessor company from its public stockholders. While operating as a private company, we:

         - opened five new heart hospitals, three of which were already under development at the time of the going private transaction, and sold one heart hospital,

         -        improved our process for developing new heart hospitals,

         -        began developing two additional hospitals,

         - standardized and, when appropriate, centralized our operations across financial and operational areas, and

         - continued to strengthen our regulatory compliance program at the facility and corporate levels.

         In July 2001, we completed an initial public offering and the transactions as discussed above. Through these transactions we:

         -        raised approximately $135.9 million of net proceeds; and

         - increased our ownership interests in five of our heart hospitals, including one heart hospital which we began to consolidate based on obtaining a majority ownership position and substantive control of that heart hospital.

         Of the $135.9 million in net proceeds from the offering, we immediately used approximately $25.4 million to increase our ownership interest in five of our heart hospitals and approximately $18.0 million to pay all amounts outstanding under our $100.0 million credit facility. In October 2001, we used $17.4 million of the net proceeds from the offering to increase our ownership interest in the Heart Hospital of New Mexico. That acquisition increased our ownership interest in the Heart Hospital of New Mexico from a 24.0% minority interest to a 69.0% majority interest ownership position, giving us substantive control of the heart hospital. Accordingly, we will begin to consolidate in our financial statements the hospital's results of operations and financial position beginning October 1, 2001, the date of acquisition. The remainder of the net proceeds from the offering is available to finance the development of additional heart hospitals, and for working capital and other corporate purposes, including the possible acquisition of additional interests in our heart hospitals. Pending those uses, we are investing the funds, along with our operating cash, in money market funds or similar short-term interest bearing, investment-grade securities, which we include in cash and cash equivalents in our consolidated balance sheet.

         In July 2001, we also became a party to a new $189.6 million credit facility, which provided a source of capital to refinance approximately $79.6 million of indebtedness of some of our existing heart hospitals and provided us with an additional $110.0 million of available capital to finance our heart hospital development program.


THE CARDIOVASCULAR CARE MARKET

         The American Heart Association estimates that total domestic expenditures for the treatment of cardiovascular disease were approximately $185.8 billion in 2000 and that these expenditures have grown at a rate of 5.4% annually since 1997. Of these expenditures, 69.1%, or approximately $128.4 billion, was spent on hospital and other facility-based charges. Cardiovascular disease is a progressive illness that develops without symptoms over a number of years and frequently goes undiagnosed until the patient suffers an acute episode such as a stroke or heart attack. Cardiovascular disease includes coronary heart disease, hypertensive disease - which is a risk factor for more serious cardiovascular diseases - rheumatic fever/rheumatic heart disease, stroke and congenital cardiovascular defects. The American Heart Association estimates that approximately 61 million Americans have one or more types of cardiovascular disease. Cardiovascular disease claimed 950,000 lives, representing 40.6% of all deaths, in the United States in 1998. This represented 105,500 more lives than the next five leading causes of death combined, including cancer, chronic obstructive pulmonary disease, accidents, pneumonia/influenza and diabetes mellitus.

         Most of the invasive procedures physicians perform to treat patients with cardiovascular disease, such as coronary artery angioplasties with stent placement and coronary artery bypass graft surgery, are performed in hospitals on an inpatient basis. Cardiovascular disease creates the largest demand for hospital bed use in the United States, being the first listed diagnosis of 6.3 million inpatients in 1998. Approximately 12.4 million of the estimated 61 million Americans suffering from cardiovascular disease have coronary heart disease, which generates the single greatest demand for cardiac diagnostic and therapeutic procedures.

         According to the American Heart Association, it is estimated that physicians performed the following number of procedures to diagnose and treat cardiovascular disease in 1998:

         -        553,000 coronary artery bypass graft operations,

         -        539,000 coronary artery angioplasty procedures,

         -        1.3 million inpatient cardiac catheterization procedures, and

         -        472,000 outpatient cardiac catheterization procedures.

         The demand for cardiology and cardiovascular disease diagnosis and treatment procedures is expected to increase in the future as people age 55 and older, the primary recipients of cardiac care services, increase in number and represent a growing proportion of the total population. According to the U.S. Census Bureau, the proportion of Americans over age 55 is currently 21.2% and is expected to increase to 27.5% by 2015. Additionally, demand for cardiac care services continues to grow as a result of advances in technology. Medical devices in development are expected to increase the options available to physicians to treat cardiovascular disease and increase the number of procedures performed.

OUR STRATEGY

         We focus on the diagnosis and treatment of cardiovascular disease. We develop, own and operate heart hospitals in partnership with physicians with the goal of improving the quality of care and enhancing the overall experience of patients and physicians. Key elements of our strategy include:

         -        Cardiovascular disease focus

                  We design and operate our hospitals with a focus on serving the unique needs of patients suffering from cardiovascular disease and improving the work environment of physicians, nurses and other medical personnel providing care. We have developed an innovative facility design and infrastructure specifically tailored to the cardiovascular care delivery system that combines staff, equipment and physical layout to deliver high-quality, cost-effective care. Because the clinical protocols and procedures for treatment of patients with cardiovascular disease are generally the same throughout the United States, we are able to use our standard facility design - with only small variations - in each of the markets in which we develop a heart hospital.

                  By focusing on a single disease category, we are able to schedule patient procedures more efficiently and allow our physicians, nurses, medical technicians and other staff members to concentrate on and enhance their professional cardiovascular care skills, thereby better serving the needs of patients in the community. We are also able to invest our available funds primarily in equipment and technology for cardiovascular care, rather than allocating those funds among the equipment and technology needs of many different healthcare services as occurs at general acute care hospitals. We believe our focused approach increases patient, physician and staff satisfaction and allows us to provide high-quality, cost-effective patient care.

         -        Patient-focused care

                  Our philosophy, developed in partnership with physicians, is to center care around the patient rather than expect the patient to adapt to our facilities and staff. We have designed our hospitals, particularly the patient rooms, around the requirements of our patients in order to improve their experience and the quality of their care. Our large, single-patient rooms are capable of handling all of our patients' needs during their entire stay, including critical care, telemetry and post-surgical care. This allows us to avoid moving our patients repeatedly and to have their care provided by the same group of staff members during their entire stay. For patients and their families, this creates a familiarity with, and a high level of trust in, their care providers while enabling the care providers to understand each patient's needs on an individual basis. The design of our rooms and our unlimited visiting hours also allow patients' family members to be involved in their care. For example, the size of our patient rooms lets us provide sleeping arrangements for family members who desire to stay with the patient during the patient's recovery. In most general acute care facilities, which have a limited number of rooms with cardiovascular monitoring capabilities, patients are required to be transferred repeatedly within the facility during the course of their stay. Moving patients almost always involves risk to the patient, new care providers and an unsettling reorientation period for the patient and the patient's family. We believe moving patients also reduces physician efficiency, results in delays in providing the services patients need and can lead to a longer patient stay.

                  We believe our patient care staffing ratios are equal to or better than those of our competitors. We also believe that our patient care staff is more available to our patients because of our unique facility design and our investments in technology. For example, we invest in technology that facilitates communication between patients and care providers by:

         - allowing patients and their family members to easily contact and directly communicate with specific members of the nursing staff regardless of where the nurse is located at that time, and

         - electronically providing information about the patient's medical condition directly to the members of the nursing staff providing care to the patient rather than through a central monitoring station.

                  We monitor and evaluate patient satisfaction in our heart hospitals by conducting patient surveys. These performance surveys have consistently demonstrated a high level of patient satisfaction with our facilities, staff and care coordination. For example, in patient satisfaction surveys conducted in our heart hospitals, 98% of our patients who completed these surveys indicated that they would return to our heart hospital for any future cardiac procedures. And more than 97% indicated that they were satisfied with the physical comfort of our hospital, the patient education we provided and the way in which we allowed family members to be closely involved in their care.

         -        Partnering with cardiologists and cardiovascular surgeons

                  When we develop a heart hospital we form a venture with physicians practicing in the market where we plan to develop the hospital. In some instances, local market conditions have made it advantageous for us to organize a heart hospital with a community hospital investing as a partner in addition to physicians. We and our partners invest capital and own pro rata interests in the venture based upon the amount of capital contributed. We own between 53.3% and 70.9% of the equity of seven of the eight heart hospitals that we currently operate. We own a minority interest in our eighth heart hospital, for which we are currently required to use the equity method of accounting. We own 51.0% or greater of each of our ninth, tenth and eleventh hospitals, which are currently under development.

                  We partner with cardiologists and cardiovascular surgeons that we believe have established reputations for clinical excellence. These physician partners, who own an equity interest in the heart hospital where they practice, participate in decisions on strategic matters at that hospital such as site selection, facility size and layout, the hospital marketing plan and community outreach programs. They, as well as the numerous other physicians providing services in our hospitals, also participate in decisions on a wide range of operational matters such as development of clinical care protocols, supply selection and usage, equipment purchases, patient procedure scheduling and local staff and management team selection. Our physician partners are empowered by their role in the development of a new heart hospital and in the strategic decisions we make affecting the hospital. We believe that our physician partners take greater pride and interest in a hospital they view as their own and that the influence they have over decisions in the hospital motivates them to help us provide patient-focused care on a cost-effective basis. The opportunity to have a role in how our hospitals are managed encourages our physician partners to share new ideas, concepts and practices. By partnering with highly regarded physicians, we are able to rapidly introduce the advantages of our heart hospital to other physicians who look to these specialists for guidance on how to care for their patients with cardiovascular disease.

         -        Developing new heart hospitals

                  We intend to begin development on one to three new heart hospitals annually in markets where we can establish relationships with highly regarded cardiologists and cardiovascular surgeons. Before entering a new market, we use publicly available information to analyze a variety of market factors, including growth characteristics, Medicare reimbursement rates and strengths and weaknesses of existing hospitals. Our facility design for each new heart hospital focuses on improving physician and staff efficiency and providing higher quality patient care than is typically provided in general acute care facilities. We expect to leverage our experience and expertise from the development of our existing heart hospitals to continue to improve our heart hospital development program. All of our heart hospitals are designed for possible future expansion in an efficient and rapid manner.

         -        Achieving superior clinical outcomes

                  We believe that by focusing on diagnosing and treating cardiovascular disease we can improve the quality of cardiovascular care, which allows us to achieve superior clinical outcomes for our patients. We assess the quality of cardiovascular care - that is, the degree to which our services increase the likelihood of desired health outcomes - by monitoring several key criteria, including mortality rates, patient acuity, average length of stay and patient satisfaction. We believe our hospitals generally achieve lower mortality rates and a shorter average length of stay for patients with generally higher acuity levels as compared to our competitors in each of our markets. For example, using 2000 MedPar data for patients receiving a broad range of cardiovascular procedures in our first seven heart hospitals (excluding McAllen Heart Hospital which was sold in March

                  2001), we have derived the average length of stay, mortality rate and complicated case severity index for those patients and compared the results to comparable data for patients receiving care for the same cardiovascular procedures at a group of fourteen hospitals comprised of the top two competitors of each of our first seven heart hospitals. In 2000, the average length of stay for patients in our first eight heart hospitals was 4.1 days compared to an average of
                  5.3 days for the competitor group; our mortality rate was 2.0% compared to 3.0% for the competitor group; and our complicated case severity index was 1.06 compared to 0.96 for the competitor group. We operate all of our heart hospitals under a quality assurance program to provide an objective assessment of the quality of the services we provide. All of our heart hospitals operate under a quality assurance program and are accredited by the Joint Commission on Accreditation of Healthcare Organizations, an independent accrediting organization that is widely recognized in the hospital industry.

         -        Applying our experience across our heart hospitals

                  Our cost-effective operations reflect the impact of shared experiences of physicians and hospital management at each of our heart hospitals. We encourage our hospital management and physician partners to regularly share information and implement best practices, which is made easier by our standard facility design and operational similarities. We share information through regular meetings of our hospital management teams to enable them to discuss new practices and methodologies such as supply selection and management and scheduling efficiencies. We also coordinate opportunities for our physician partners to discuss - both on an informal basis and at our annual meeting of our physician partners - such matters as clinical protocols, patient management and procedure techniques. These efforts have allowed all of our hospitals to benefit from the innovations that occur at one hospital and our hospital managers and physicians to become more efficient and productive.

OUR HEART HOSPITALS

         We currently own and operate eight heart hospitals. We have begun developing our ninth hospital, which will focus on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology and will be located in Harlingen, Texas. We have also begun developing a heart hospital in St. Tammany Parish just north of New Orleans, Louisiana, which will be our tenth hospital, and a heart hospital in San Antonio, Texas, which will be our eleventh hospital. These new hospitals are expected to open during October 2002 (Harlingen), the first calendar quarter of 2003 (St. Tammany Parish) and the second calendar quarter of 2003 (San Antonio), respectively. We expect to begin development on one to three new heart hospitals each year. Once a new heart hospital venture is formed and the partners have contributed their capital, it typically takes approximately 18 to 24 months to develop the heart hospital.

         The following table identifies key characteristics of our eight heart hospitals in operation and the three hospitals we have under development, including our current ownership percentages.

                                                        (1) (2)      OPENING DATE
                                                        MEDCATH       (SCHEDULED     LICENSED    CATH    OPERATING
HOSPITAL                            LOCATION           OWNERSHIP    OPENING DATE)      BEDS      LABS      ROOMS
--------                            --------           ---------    -------------      ----      ----      -----
Arkansas Heart Hospital      Little Rock, AR             70.3%        Mar. 1997         84        6          3
Tucson Heart Hospital        Tucson, AZ                  58.6%        Oct. 1997         60        4          3
Arizona Heart Hospital       Phoenix, AZ                 70.6%        Jun. 1998         59        4          3
Heart Hospital of Austin     Austin, TX                  70.9%        Jan. 1999         58        4          3
Dayton Heart Hospital        Dayton, OH                  66.5%        Sep. 1999         47        4          3
Bakersfield Heart Hospital   Bakersfield, CA             53.3%        Oct. 1999         47        4          3
Heart Hospital of
     New Mexico (1)          Albuquerque, NM             69.0%        Oct. 1999         55        4          3
Heart Hospital of
     South Dakota (2)        Sioux Falls, SD             33.3%        Mar. 1999         50        3          3
Harlingen Medical Center     Harlingen, TX               51.0%       (Oct. 2002)       112        2          7
Louisiana Heart Hospital     St. Tammany Parish, LA      53.0%        (Q1 2003)         46        3          3
 San Antonio Heart
     Hospital                San Antonio, TX            51.79%        (Q2 2003)         60        5          4

(1) Our ownership of the Heart Hospital of New Mexico was 24.0% at September 30, 2001. Effective October 1, 2001, we increased our ownership interest to 69.0% by acquiring an additional 45.0% interest from our physician and hospital partners in this heart hospital venture. As a result of this increase to a majority ownership position, we obtained substantive control of the heart hospital and began to consolidate in our financial statements the hospital's results of operations and financial position from October 1, 2001 (the first day of our fiscal year 2002).

(2) As of October 1, 2001, the Heart Hospital of South Dakota was the only heart hospital in which we do not have a majority ownership interest. We use the equity method of accounting for this heart hospital, which means that we will include in our consolidated statement of operations only a percentage of the hospital's reported net income or loss for each reporting period.

         Before designing and constructing our first heart hospital in 1994, we met frequently with our physician partners to analyze the operations, facilities and work flow of existing hospitals and found what we believed to be many inefficiencies in the way cardiovascular care was provided in existing hospitals. Based upon this analysis, we designed a hospital that would enhance physician and staff productivity and allow for the provision of high-quality, patient-focused care. Based upon subsequent operating experience and input from physicians at our other heart hospitals, we have further refined our basic heart hospital layout to allow us to combine site selection, facility size and layout, staff and equipment in an optimal manner to deliver quality cardiovascular care. We believe that a newly constructed and equipped heart hospital enjoys a significant competitive advantage over hospitals that have been repeatedly renovated and expanded over several decades, which often results in an inefficient layout and workflow. We also believe that a hospital and staff with a clear focus on diagnosing and treating cardiovascular disease can provide higher quality care and be more cost effective than general acute care hospitals that seek to provide multiple healthcare services to patients with a wide variety of diseases.

         The innovative characteristics of our heart hospitals include:

                  Universal patient rooms. Our large, single-patient rooms enable our staff to provide all levels of care required for our patients during their entire hospital stay, including critical care, telemetry and post-surgical care. Each room is equipped as an intensive care unit, which enables us to keep a patient in the same room throughout their recovery. This approach differs from the general acute care hospital model of moving patients, potentially several times, as they recover from surgical procedures.

                  Centrally located inpatient services. We have centrally located all services required for inpatients, including radiology, laboratory, pharmacy and respiratory therapy, in close proximity to the patient rooms, which are usually all located on a single floor in the hospital. This arrangement reduces scheduling conflicts and patient waiting time. Additionally, this eliminates the need for costly transportation staff to move patients from floor to floor and department to department.

                  Distributed nursing stations. Unlike traditional hospitals with large central nursing stations which serve as many as 30 patients, we have corner configuration nursing stations on our patient floors where each station serves six to eight patients and is located in close proximity to the patient rooms. This design provides for excellent visual monitoring of patients, allows for flexibility in staffing to accommodate the required levels of care, shortens travel distances for nurses, allows for fast response to patient calls and offers proximity to the nursing station for family members.

                  Efficient work flow. We have designed and constructed our various procedure areas in close proximity to each other allowing for both patient safety and efficient staff work flow. For example, our cardiac catheterization laboratories are located only a few feet from the operating rooms, outpatient services are located immediately next to procedure areas and emergency services are located off the staff work corridor leading directly to the diagnostic and treatment areas.

                  Extra capacity for critical cardiac procedures. We design and construct our heart hospitals with more operating rooms and cardiac catheterization laboratories than we believe are available in the heart program of a typical general acute care hospital. This feature of our heart hospitals ensures that the physicians practicing in our heart hospitals will experience fewer conflicts in scheduling procedures for their patients. In addition, all of our operating rooms are designed primarily for cardiovascular procedures, which allows them to be used more efficiently by physicians and staff.

         Our physician partners in our heart hospital ventures participate in the material strategic and operating decisions we make for a heart hospital. They do so either through their representatives on the governing board of the venture or through a requirement in the venture's governing documents that we obtain the consent of their representatives before taking certain actions. In those ventures where we have a community hospital partner as well as physician partners, the community hospital partner also participates in these decisions, which include such matters as site selection, facility size and layout and selection and employment of the key members of the heart hospital's senior management team. After a hospital opens and begins operating, the members of the hospital's senior management team, who are employed by us, make all routine operating decisions for the heart hospital. We must generally obtain the approval or consent, however, of our partners before taking action on matters such as adopting the heart hospital's annual operating budget and making capital expenditures in excess of specified amounts. We must also generally obtain the consent of our partners or their representatives before making any material amendments to the operating or partnership agreement for the heart hospital venture or admitting additional members or partners. The operating or partnership agreement for each heart hospital venture contains provisions specifying the criteria for, and timing of, distributions to the partners as well as provisions limiting redemptions, and restricting the transfer, of ownership interests. In some of our hospital ventures, we must obtain the consent of our partners before making any distributions.

         Our heart hospitals have different operating characteristics than traditional general acute care hospitals. For example, in our hospital division, our labor costs represent approximately 29% of our net revenue (based on our fiscal year ended September 30, 2001) as compared, we believe, to approximately 40% of net revenue in the average for-profit hospital and approximately 45% to 50% in the average not-for-profit hospital. We achieve our cost-effective operating results in a number of ways, including:

         - designing our heart hospitals to reduce the labor costs associated with transporting patients, equipment and supplies. We believe these transportation costs may account for as much as 6% of a general acute care hospital's labor expense. The delays and lack of coordination associated with transporting patients around a large general acute care hospital also hinders the physicians' ability to provide quality care on a timely basis and can result in patient dissatisfaction,

         - eliminating duplicative layers of administrative and support personnel,

         - staffing our heart hospitals with only four non-caregiving employees including a president, vice president of finance, vice president of nursing and vice president of business development. This staffing model greatly reduces administrative costs associated with traditional general acute care hospitals,

         - using working team leaders to supervise our nurses and medical technical personnel at each of our heart hospitals. These team leaders spend approximately one-third of their time supervising medical personnel and their remaining time providing cardiovascular care services. This working team leader approach reduces the need for supervisory personnel,

         - centralizing our non-clinical hospital support services such as finance, management information systems, regulatory compliance and managed care contracting, as appropriate, and

         - investing in technology and training our physicians, nurses and other staff members so that they are familiar with all details of quality cardiovascular care, can work more efficiently and provide patient-focused care.

OUR HEART HOSPITAL DEVELOPMENT PROGRAM

         An important step in developing a new heart hospital is establishing a relationship with a group of physicians providing cardiovascular care that we believe has established reputations for clinical excellence. We regularly receive unsolicited inquiries from groups of physicians interested in partnering with us to take advantage of our hospital development and management expertise and access to capital. We also receive referrals to potential partners from our physician partners in our existing heart hospitals and from the leaders of physician groups to which we provide cardiovascular care consulting services. Our experience has been that physician groups most interested in partnering with us are those whose members wish to improve their current practice environment. Since these physicians frequently have pre-existing relationships with our existing physician partners in other markets, they can quickly conduct their own informal evaluation to understand the benefits of partnering with us to develop a heart hospital.

         An equally important step in developing a new heart hospital is performing a detailed market analysis using publicly available data from a number of sources. We use a disciplined, data-driven process, which includes extensive demographic research, the use of publicly available information from Medicare and other sources and sophisticated modeling of potential operating results for a new heart hospital. The process includes an analysis of the:

         - overall market size for cardiovascular care, including the surrounding communities,

         - projected population growth in the market, particularly for the population group over the age of 55 because they are the primary recipients of cardiovascular care services,

         - Medicare reimbursement rates, which vary depending upon the wage index for the market,

         - effect on reimbursement due to payor mix, including managed care penetration of the market,

         - competitive strengths and weaknesses of each hospital in the market, and

         - licensing and regulatory requirements, including certificate of need requirements.

DIAGNOSTIC AND THERAPEUTIC FACILITIES

         We have participated in the development of or have acquired interests in, and provide management services to, nine additional facilities where physicians diagnose and treat cardiovascular disease. We manage two additional hospital-based cardiac catheterization laboratories. We also own and operate a fleet of mobile cardiac catheterization laboratories serving hospital networks and maintain a number of mobile and modular cardiac catheterization laboratories in a rental fleet that we lease on a short-term basis. These diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories are equipped to allow the physicians using them to employ a range of diagnostic and treatment options for patients suffering from cardiovascular disease.

   Managed Diagnostic and Therapeutic Facilities

         We manage the operations of eleven cardiac diagnostic and therapeutic facilities. Five of these facilities are located at hospitals operated by other parties and offer invasive therapeutic procedures. The remaining six are not located at hospitals and offer only diagnostic services. We have ownership interests in five of these facilities. The following table provides information about the eleven facilities.

                                                                           MEDCATH          INITIAL TERM
                                                                         MANAGEMENT              OF
                                                                        COMMENCEMENT         MANAGEMENT
FACILITY                                 LOCATION                           DATE             AGREEMENT
--------                                 --------                           -----            ---------
Cardiac Testing Centers                  Summit, NJ                         1992              35 years
Sun City Cardiac Center                  Sun City, AZ                       1992              40 years
Heart Institute of Northern Arizona      Kingman, AZ                        1994              40 years
Cape Cod Hospital  (1)                   Hyannis, MA                        1995              20 years
Wake Heart Cardiac Diagnostic Center     Raleigh, NC                        1996              40 years
Gaston Cardiology Services (1) (2)       Gastonia, NC                       1996              32 years
Colorado Peaks Cardiovascular Lab (1)    Colorado Springs, CO               1999              20 years
Angleton Danbury Diagnostic Center       Angleton, TX                       1999               3 years
Mercy Medical Center                     Springfield, OH                    1999               1 year
Greensboro Heart Center (1)              Greensboro, NC                     2001              40 years
Wilmington Heart Center (1)              Wilmington, NC                     2001              40 years

(1)      We have an ownership interest in each of these facilities.

(2) Our hospital partner in this facility has the option to terminate our management agreement in 2003 and acquire all of the facility's equipment at its net book value.

         Our management services generally include providing all non-physician personnel required to deliver patient care and the administrative, management and support functions required in the operation of the facility. The physicians who supervise or perform diagnostic and therapeutic procedures at these facilities have complete control over the delivery of cardiovascular healthcare services. The management agreements for each of these centers generally have an extended initial term and several renewal options ranging from five to ten years each. The physicians and hospitals with whom we have contracts to operate these centers may terminate the agreements under certain circumstances. We may terminate most of these agreements for cause or upon the occurrence of specified material adverse changes in the business of the centers. We intend to develop with physician groups, or acquire contracts to manage, additional diagnostic and therapeutic facilities.

   Mobile Catheterization Laboratories Serving Hospital Networks

         We are the largest and most experienced provider of mobile catheterization services to hospital networks in the United States. Mobile laboratories serving hospital networks are moved, usually on a daily basis, from one hospital to another in a particular hospital network or geographic area. Each mobile laboratory is fully equipped and operated by our medical technicians and nurses, which provides a hospital or physician group with a turnkey catheterization laboratory. Our mobile laboratories permit a group of hospitals located in geographic proximity to one another, each with limited cardiovascular patient volume, to offer cardiovascular services through shared access to equipment and personnel. This also allows hospitals and physicians to offer cardiovascular care services while avoiding the substantial capital expenditures and operating expenses needed to purchase and operate the equipment required to perform these services. We currently have contracts with 39 hospitals for our mobile laboratories. These hospitals pay for the use of our mobile laboratories on a fixed-fee-per-procedure basis and reimburse us for most of the costs incurred in performing procedures. In most instances, the hospitals are obligated to pay a minimum monthly amount regardless of the number of procedures performed in the mobile laboratories while they are located at the hospital.

   Interim Mobile Catheterization Labs

         In addition to our mobile catheterization laboratories serving hospital networks, we maintain a rental fleet of mobile and modular cardiac catheterization laboratories. We lease these laboratories on a short-term basis to hospitals while they are either adding capacity to their existing facilities or replacing or upgrading their equipment. We also lease these laboratories to hospitals that experience a higher demand for cardiac catheterization procedures during a particular season of the year and choose not to expand their own facilities to meet peak period demand. Our rental and modular laboratories are manufactured by leading original equipment manufacturers and have advanced technology and enable cardiologists to perform both diagnostic and interventional therapeutic procedures. Each of our rental units is generally in service for at least nine months of the year. These units allow us to be responsive to immediate demand and create flexibility in our operations.

         The following is a brief description of the major procedures physicians perform at our heart hospitals and other facilities.

   Invasive Procedures

         Atherectomy. This procedure is used to remove concentrations of plaque from coronary arteries.

         Cardiac catheterization. This procedure utilizes catheters, contrast agents and sophisticated diagnostic instruments to evaluate the functioning of the heart and the coronary arteries.

         Coronary artery bypass graft surgery. Coronary artery bypass graft surgery is an open heart surgical procedure through which the flow of blood to the heart is bypassed around sections of one or more coronary arteries that have become clogged with plaque by using vein or artery grafts taken from other areas of the body.

         Pacemaker installation. A pacemaker emits electrical signs that aid in the regulation of a patient's abnormal heart rate.

         Percutaneous transluminal coronary angioplasty. This procedure, which is commonly called angioplasty, uses the techniques of cardiac catheterization to open coronary arteries that have become clogged with concentrations of plaque. This procedure allows patients suffering from coronary heart disease to avoid or defer coronary artery bypass graft surgery. This procedure also commonly is used to clear blockages in arteries supplying blood to other parts of the body.

         Stent installation. A stent is a tiny metal sleeve surgically placed into a coronary or other artery when a patient undergoes angioplasty as an adjunct treatment to reduce the incidence of restinosis, which is the renarrowing of a vessel.

         Valve replacement surgery. Valve replacement is an open heart surgical procedure involving the replacement of valves that regulate the flow of blood between chambers in the heart which have become narrowed or ineffective due to the build-up of calcium or scar tissue or the presence of some other physical damage.

   Non-Invasive Procedures

         Cardiac magnetic resonance imaging. This test uses a powerful magnet to produce highly detailed, accurate and reproducible images of the heart and surrounding structures as well as the blood vessels in the body without the need for contrast agents.

         Echocardiogram with color flow doppler, or ultrasound test. This test produces real time images of the interior of the heart muscle and valves, which are used to accurately evaluate heart valve and muscle problems and measure heart muscle damage.

         Nuclear treadmill exercise test, or nuclear angiogram. This test, which involves the injection of a low level radioactive tracer isotope into the patient's bloodstream during exercise on a motorized treadmill, frequently is used to screen patients who may need cardiac catheterization and to evaluate the results in patients who have undergone angioplasty or cardiac surgery.

         Standard treadmill exercise test. This test, which involves a patient exercising on a motorized treadmill while the electrical activity of the patient's heart is measured, frequently is used to screen for heart disease.

         Ultrafast computerized tomography. This test detects the buildup of calcified plaque in coronary arteries before the patient experiences any symptoms.

CARDIOLOGY CONSULTING AND MANAGEMENT SERVICES

         We provide consulting services to three physician groups and manage three additional physician practices that include primarily cardiologists and cardiovascular surgeons. The consulting services we provide to these groups include advising on:

         - positioning the physicians to adapt to the demands of the managed care market by partnering highly-skilled administrative personnel with physicians and medical personnel,

         -        methodologies to increase operating efficiencies,

         - methodologies to improve the utilization of existing facilities and equipment, and

         - incorporating advanced technology into their practices and improving their information systems.

CLINICAL TRIAL SITE MANAGEMENT SERVICES

         We coordinate and assist in the conduct of clinical trials of pharmaceuticals and medical devices for the treatment of cardiovascular disease in collaboration with physicians at several of our heart hospitals. Our services include employing, training and managing on-site clinical research coordinators and providing regulatory affairs project management and quality assurance support. In addition, we implement standard operating procedures and working guidelines, ensure compliance with guidelines issued by the Food and Drug Administration and the International Congress on Harmonization and assist with audit preparation.

COMPLIANCE PROGRAM

         We have a compliance program that is consistent with guidelines issued by the Office of Inspector General of the Department of Health and Human Services. As part of this compliance program, we adopted a Code of Ethics and designated compliance officers at the corporate level and at individual heart hospitals. Our program includes an anonymous reporting system, compliance training programs, auditing and monitoring programs and a disciplinary system to enforce our code of ethics and other compliance policies. It also includes a process for screening all employees through applicable federal and state databases of sanctioned individuals. Auditing and monitoring activities include claims preparation and submission, and also cover issues such as coding, billing, cost reporting and financial arrangements with physicians and other referral sources. These areas are also the focus of our specialized training programs. The compliance committee of our board of directors oversees the compliance program.

EMPLOYEES

         As of September 30, 2001, we employed 3,323 persons, including 2,240 full-time and 1,083 part-time employees. None of our employees is a party to a collective bargaining agreement, and we consider our relationship with our employees to be good. There currently is a nationwide shortage of nurses and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate our hospitals and other facilities.

         We do not employ any physicians at any of our hospitals or other facilities. Our heart hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Any licensed physician-- not just our physician partners --may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by the hospital's medical staff and governing board in accordance with established credentialing criteria.

ENVIRONMENTAL MATTERS

         We are subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials, including medical waste products. We believe that all of our facilities and practices comply with these laws and regulations and we do not anticipate that any of these laws will have a material adverse effect on our operations. We cannot predict, however, whether environmental issues may arise in the future.

INSURANCE

         Like most health care companies, we are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient for our operations. We also maintain umbrella liability coverage to cover claims not covered by our professional malpractice liability or general liability insurance policies.

COMPETITION

         In executing our business strategy, we compete with other cardiovascular care providers, primarily for-profit and not-for-profit general acute care hospitals. In some of our markets, such as Sioux Falls, South Dakota, we may have only one competitor. In other markets, such as Phoenix, Arizona, our heart hospitals compete for patients with the heart programs of numerous other hospitals in the same market. In most of our markets we compete for market share of cardiovascular procedures with three to six hospitals. Some of these hospitals are part of large for profit or not-for-profit hospital systems with greater financial resources than we have available to us, and all of them have been operating in the markets they serve for many years. When we open a new heart hospital, we generally will not be successful unless we capture significant market share from existing hospitals already operating in the market. We believe that seven of our eight heart hospitals rank first or second in market share of key cardiovascular surgical procedures performed in their markets. We believe our other heart hospital ranks third in market share of those procedures performed in the market it serves. The principal competitors of each of our heart hospitals are identified below.

     Arkansas Heart Hospital                                 Dayton Heart Hospital
         -        Baptist Medical Center                              -        Good Samaritan Hospital
         -        St. Vincent Infirmary Medical Center                -        Kettering Memorial Hospital

     Tucson Heart Hospital                                   Bakersfield Heart Hospital
         -        Tucson Medical Center                               -        Bakersfield Memorial Hospital
         -        University Medical Center                           -        San Joaquin Community Hospital

     Arizona Heart Hospital                                  Heart Hospital of New Mexico
         -        Good Samaritan Medical Center                       -        Presbyterian Hospital
         -        Phoenix Regional Medical Center                     -        Lovelace Health Systems

     Heart Hospital of Austin                                Heart Hospital of South Dakota
         -        Seton Medical Center                                -        Sioux Valley Hospital
         -        St. David's Hospital

         Some of the hospitals that compete with our heart hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Some of our competitors are larger, are more established, have greater geographic coverage, offer a wider range of services or have more capital or other resources than we do. If our competitors are able to finance capital improvements, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in market share. We are not aware of any other company pursuing a strategy of developing and owning multiple heart hospitals in partnership with cardiologists and cardiovascular surgeons. We believe our experience in developing and operating heart hospitals, managing diagnostic and therapeutic centers and the constructive relationships that we have developed with numerous cardiologists and cardiovascular surgeons give us a significant advantage over potential competitors that might adopt a similar business strategy in the future. In operating our heart hospitals, particularly in performing outpatient procedures, we compete with free-standing diagnostic and therapeutic facilities located in the same markets.

         We are not aware of any national competitors in the mobile cardiac catheterization laboratory business seeking to serve networks of hospitals. It is possible that some of the hospitals currently served by our mobile catheterization laboratories may elect to install their own facilities. There are several other companies offering cardiac catheterization laboratories for rental on a short-term basis.

GOVERNMENT REGULATION

   Overview

         The healthcare industry is required to comply with extensive government regulation at the federal, state, and local levels. Under these laws and regulations, hospitals must meet requirements to be licensed under state law and be certified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to matters such as the adequacy of medical care, equipment, personnel, operating policies and procedures, emergency medical care, maintenance of records, relationships with physicians, cost reporting and claim submission, rate-setting, compliance with building codes, and environmental protection. There are also extensive government regulations that apply to our owned and managed diagnostic facilities. If we fail to comply with applicable laws and regulations, we could be subject to criminal penalties and civil sanctions, our hospitals could lose their licenses, and our hospitals and other healthcare facilities could lose their ability to participate in the Medicare, Medicaid and other federal and state health care programs. In addition, government laws and regulations, or the interpretation of such laws and regulations, may change. If that happens, we may have to make changes in our facilities, equipment, personnel, services or business structures so that our hospitals and other healthcare facilities remain qualified to participate in these programs. We believe that our hospitals and other health care facilities are in substantial compliance with current federal, state, and local regulations and standards.

   Licensure and Certification

         Licensure and accreditation. Our hospitals are subject to state and local licensing requirements. In order to verify compliance with these requirements, our hospitals are subject to periodic inspection by state, and local authorities. All of our hospitals are licensed as general acute care hospitals under applicable state law. In addition, our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations, a nationwide commission which establishes standards relating to physical plant, administration, quality of patient care and operation of hospital medical staffs.

         Certification. In order to participate in the Medicare program, each provider must meet applicable regulations of the Department of Health and Human Services relating to, among other things, the type of facility, equipment, personnel, standards of medical care and compliance with applicable state and local laws. All hospitals and our diagnostic and therapeutic facilities are certified to participate in the Medicare and Medicaid programs.

         Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act imposes requirements as to the care that must be provided to anyone who seeks care at facilities providing emergency medical services. Regulations have been adopted that expand the areas within a hospital system that must provide emergency treatment. Sanctions for failing to fulfill these requirements include exclusion from participation in the Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A hospital that suffers a financial loss as a direct result of another participating hospital's violation of the law also has a similar right. Although we believe that our emergency care practices are in compliance with the law, we cannot assure you that governmental officials responsible for enforcing the law or others will not assert that we are in violation of these laws.

         Certificate of Need laws. In some states, the construction of new facilities, the acquisition of existing facilities or the addition of new beds or services may be subject to review by state regulatory agencies under a certificate of need program. These laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services. Currently, we do not operate any hospitals in states that have adopted certificate of need laws. However, these laws may limit our ability to acquire or develop new facilities in states that have such laws.

         Professional licensure. Healthcare professionals at our hospitals and diagnostic and therapeutic facilities are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents have all necessary licenses and certifications, and we believe that our employees and agents comply with all applicable state laws.

         Corporate practice of medicine and fee-splitting. Some states have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician's license, civil and criminal penalties and rescission of the business arrangements. These laws vary from state to state, are often vague and in most states have seldom been interpreted by the courts or regulatory agencies. We have attempted to structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot assure you that governmental officials charged with responsibility for enforcing these laws will not assert that we, or the transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

   Fraud and Abuse Laws

         Various federal and state laws govern financial and other arrangements among healthcare providers and prohibit the submission of false or fraudulent claims to the Medicare, Medicaid and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment and exclusion from participation in federal and state healthcare programs. The Health Insurance Portability and Accountability Act of 1996 broadened the scope of certain fraud and abuse laws by adding several civil and criminal statutes that apply to all healthcare services, whether or not they are reimbursed under a federal healthcare program. Among other things, the Health Insurance Portability and Accountability Act of 1996 established civil monetary penalties for certain conduct, including upcoding and billing for medically unnecessary goods or services. In addition, the federal False Claims Act allows an individual to bring a lawsuit on behalf of the government, in what are known as qui tam or whistleblower actions, alleging false Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in the recent past, in part because the individual filing the initial complaint may be entitled to share in a portion of any settlement or judgment.

         Anti-kickback statute. The federal anti-kickback statute prohibits providers of healthcare and others from soliciting, receiving, offering or paying, directly or indirectly, any type of remuneration in connection with the referral of patients covered by the federal healthcare programs. Violations of the anti-kickback statute may be punished by a criminal fine of up to $25,000 or imprisonment for each violation, civil fines of up to $50,000, damages of up to three times the total dollar amount involved, and exclusion from federal healthcare programs, including Medicare and Medicaid.

         As authorized by Congress, the Office of Inspector General of the Department of Health and Human Services has published safe harbor regulations that outline activities and business relationships that are deemed protected from prosecution under the anti-kickback statute. However, the failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. There are safe harbors for various types of arrangements, including those for personal services and management contracts and others for investment interests, such as stock ownership in companies with more than $50 million in undepreciated net tangible assets related to healthcare items and services. This publicly traded company safe harbor contains additional criteria, including that the stock must be obtained on terms and at a price equally available to the public when trading on a registered security exchange.

         The Office of Inspector General is primarily responsible for enforcing the anti-kickback statute and generally for identifying fraud and abuse activities affecting government programs. In order to fulfill its duties, the Office of Inspector General performs audits and investigations. In addition, the agency provides guidance to healthcare providers by issuing Special Fraud Alerts and Bulletins that identify types of activities that could violate the anti-kickback statute and other fraud and abuse laws. The Office of the Inspector General has identified the following arrangements with physicians as potential violations of the statute:

         - payment of any incentive by the hospital each time a physician refers a patient to the hospital,

         - use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital,

         - provision of free or significantly discounted billing, nursing, or other staff services,

         - free training for a physician's office staff including management and laboratory techniques,

         - guarantees which provide that if the physician's income fails to reach a predetermined level, the hospital will pay any portion of the remainder,

         - low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital,

         - payment of the costs of a physician's travel and expenses for conferences,

         - payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered, or

         - purchasing goods or services from physicians at prices in excess of their fair market value.

         We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in each of our hospitals and some of our cardiac catheterization laboratories. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including leases, management agreements, independent contractor agreements, right of first refusal agreements, and professional service agreements. Although we believe that our arrangements with physicians have been structured to comply with the current law and available interpretations, some of our arrangements do not expressly meet the requirements for safe harbor protection. We cannot assure you that regulatory authorities will not determine that these arrangements violate the anti-kickback statute or other applicable laws. Also, most of the states in which we operate have adopted anti-kickback laws, some of which apply more broadly to all payors, not just to federal health care programs. Many of these state laws do not have safe harbor regulations comparable to the federal anti-kickback law and have only rarely been interpreted by the courts or other government agencies. If our arrangements were found to violate any of these anti-kickback laws we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid, or other governmental healthcare programs.

         Physician self-referral law. Section 1877 of the Social Security Act, commonly known as the Stark Law, prohibits physicians from referring Medicare and Medicaid patients for certain designated health services to entities in which they or any of their immediate family members have a direct or indirect ownership or compensation arrangement unless an exception applies. The initial Stark I Law applied only to referrals of clinical laboratory services. The statute was expanded in Stark II to apply to ten additional "designated health services" including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil monetary penalties, including up to $15,000 for each improper claim and $100,000 for any circumvention scheme, and exclusion from the Medicare or Medicaid programs. There are various ownership and compensation arrangement exceptions to the self-referral prohibition, including an exception for a physician's ownership in an entire hospital (as opposed to an ownership interest in a hospital department) if the physician is authorized to perform services at the hospital. There is also an exception for ownership of publicly traded securities in a company such as ours that has shareholder equity exceeding $75 million at the end of its most recent fiscal year or on average during the three previous fiscal years, as long as the physician acquired the security on terms generally available to the public and the security is traded on one of the major exchanges. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, personal service arrangements, isolated financial transactions, payments by physicians, leases, and recruitment agreements, as long as these arrangements meet certain conditions.

         Phase I of the final Stark regulations was issued in January 2001, and largely goes into effect on January 4, 2002, except for one provision interpreting the requirement in many Stark Law exceptions that a physician's compensation must be "set in advance." The interpretation of this term in the Phase I regulations, which would have precluded certain percentage compensation arrangements from qualifying for these exceptions, will not become effective until January 6, 2003. This delay will allow the government additional time to reconsider its position on this issue. The Centers for Medicare & Medicaid Services has not yet finalized the balance of the regulations, Phase II is expected to be published in 2002 and will address those exceptions not addressed in Phase I, and application of the law under the Medicaid program. There have been few enforcement actions taken to date and thus there is little indication as to how courts will interpret and apply the Stark Law; however, enforcement is expected to increase. We believe we have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and the regulatory exceptions in Phase I of the final regulations. In particular, we believe that our physician ownership arrangements meet the Stark whole hospital exception. In addition, we expect to meet the exception for publicly traded securities. However, Phase II of the regulations may interpret provisions of the Stark law and the Phase I regulations differently from the manner in which we have interpreted them. We cannot predict the final form that such regulations will take or the effect those regulations will have on us or our arrangements with physicians.

         The Stark Law may also be amended in ways that we cannot predict at this time, including possible changes to the current physician ownership and compensation exceptions. For example, in July 2001 Representative Kleczka introduced a bill, with Representative Stark as a co-sponsor, that would amend the Stark Law to add as a requirement to the exception for a physician's ownership in an entire hospital that the physician purchase the ownership interest on terms generally available to the public. If enacted as proposed, this provision would apply only to ownership and other investment interests purchased by physicians on or after the effective date of this proposed amendment to the Stark Law. Thus, this change in the Stark Law would not apply to the ownership interests of the physicians who previously invested in the ventures that own and operate our existing heart hospitals or of those who invest in ventures formed to develop future hospitals as long as their interests are purchased prior to the effective date. However, this as well as other possible amendments to the Stark Law could require us to change the manner in which we establish relationships with physicians to develop a heart hospital. We cannot predict whether this or any other law or amendment will be enacted or the effect they might have on us.

         Many states in which we operate also have adopted, or are considering adopting, similar physician self-referral laws which may prohibit certain physician referrals or require certain disclosures. Some of these state laws apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. However, if we are found to have violated these state laws, it could result in the imposition of criminal and civil penalties as well as possible licensure revocation.

         Civil monetary penalties. The Social Security Act contains provisions imposing civil monetary penalties for various fraudulent and/or abusive practices, including, among others, hospitals which knowingly make payments to a physician as an inducement to reduce or limit medically necessary care or services provided to Medicare or Medicaid beneficiaries. In July 1999, the Office of Inspector General issued a Special Advisory Bulletin on gainsharing arrangements.

         The Bulletin warns that clinical joint ventures between hospitals and physicians may implicate these provisions as well as the anti-kickback statute, and specifically refers to specialty hospitals which are marketed to physicians in a position to refer patients to the venture, and structured to take advantage of the exception to the Stark statute for physician investments in whole hospitals. Hospitals specializing in heart, orthopedic and maternity care are mentioned, and the Bulletin states that these ventures may induce investor-physicians to reduce services to patients through participation in profits generated by cost savings, in violation of a civil monetary penalty provision. Despite this initial broad interpretation of this civil monetary penalty law, in February 2001, the Office of Inspector General issued an advisory opinion which declined to sanction a particular gainsharing arrangement under this civil monetary penalty provision, or the anti-kickback statute, because of the specific circumstances and safeguards built into the arrangement. We believe that the ownership distributions paid to physicians by our heart hospitals do not constitute payments made to physicians under gainsharing arrangements. We cannot assure you, however, that government officials will agree with our interpretation of applicable law.

         False claims prohibitions. False claims are prohibited by various federal criminal and civil statutes. In addition, the federal False Claims Act prohibits the submission of false or fraudulent claims to the Medicare, Medicaid and other government healthcare programs. Penalties for violation of the Act include substantial civil and criminal fines, including treble damages, imprisonment and exclusion from participation in federal health care programs. In addition, the Federal False Claims Act allows an individual to bring lawsuits on behalf of the government, in what are known as qui tam or whistleblower actions, alleging false Medicare or Medicaid claims or other violations of the statute.

         A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

   Healthcare Industry Investigations

         The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers' business arrangements and claims in an effort to identify and prosecute fraudulent and abusive practices. There are numerous ongoing federal and state investigations in the healthcare industry regarding multiple issues including cost reporting and billing practices, physician recruitment practices, physician ownership of healthcare providers and joint ventures with hospitals. These investigations have targeted hospital companies as well as their executives and managers. We have substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal requirements and current industry standards. However, because the federal and state fraud and abuse laws are complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that in the past have been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

         Many current healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example is the federal government's initiative regarding hospitals' improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient's admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. The government has targeted all hospital providers to ensure conformity with this reimbursement rule. Further, the federal government continues to investigate Medicare overpayments to prospective payment system hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. Law enforcement authorities, including the Office of the Inspector General and the Department of Justice, are also increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and business opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

         It is possible that governmental entities could initiate investigations on these or other subjects in the future at our facilities and that such investigations could result in significant costs in responding to such investigations and penalties to us, as well as adverse publicity. It is also possible that our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any material governmental investigations involving any of our facilities, our executives or managers. The positions taken by authorities in any future investigations of us, our executives or managers or other healthcare providers and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.

   Clinical Trial Site Management Services

         The clinical, and post-marketing support, management, and educational services performed by our Heart Research Centers International are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. Heart Research Centers International provides such services to both sponsors and contract research organizations.

         The industry standard for conducting preclinical testing is embodied in the investigational new drugs regulations administered by the Food and Drug Administration. Research conducted at institutions supported by funds from the National Institutes of Health must also comply with multiple project assurance agreements and guidelines administered by the National Institutes of Health and the Office of Research Protection of the Department of Health and Human Services. The requirements for facilities engaging in pharmaceutical, clinical trials, are set forth in the good clinical practice regulations and guidelines. Regulations related to good clinical practices and investigational new drugs have been mandated by the Food and Drug Administration and have been adopted by similar regulatory authorities in other countries. These regulations stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written, standard operating procedures are followed during the conduct of studies and for the recording, reporting and retention of study data and records. To help assure compliance, our Health Research Centers International subsidiary has a staff of experienced compliance and quality assurance professionals who monitor ongoing compliance with the regulations pertaining to good clinical practices and investigational new drugs by performing compliance assessments, assisting with audit preparation, coordinating Institutional Review Board submissions and regulatory filings and conducting quality assurance reviews of testing procedures and facilities.

         The Food and Drug Administration and many other regulatory authorities require that study results and data submitted to such authorities are based on studies conducted in accordance with the provisions related to good clinical practices and investigational new drugs. These provisions include:

         - complying with specific regulations governing the selection of qualified investigators,

         -        obtaining specific written commitments from the investigators,

         -        disclosure of conflicts of interest,

         -        verifying that patient informed consent is obtained;

         -        instructing investigators to maintain records and reports,

         -        verifying drug or device accountability, and

         - permitting appropriate governmental authorities access to data for their review.

         Records for clinical studies must be maintained for specific periods for inspection by the Food and Drug Administration or other authorities during audits. Non-compliance with the good clinical practices or investigational new drugs requirements can result in the disqualification of data collected during the clinical trial and may lead to debarment of an investigator or a contract research organization, such as Heart Research Centers International, if fraud is detected.

         Heart Research Center's standard operating procedures related to clinical studies are written in accordance with regulations and guidelines appropriate to a global standard with regional variations in the regions where they will be used, thus helping to ensure compliance with good clinical practices. Heart Research Centers International also complies with International Congress on Harmonization regulations, as appropriate.

         Although we believe that we are currently in compliance in all material respects with applicable federal, state and international laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

         Finally, new final rules have been adopted by the Department of Health and Human Services related to the responsibilities of contract research organizations, other healthcare entities and their business associates to maintain the privacy of patient identifiable medical information. These rules are discussed in more detail in the following section. We intend to comply with these rules when they become effective and when compliance is required on April 14, 2003, and to obtain all required patient authorizations.

         Privacy and security requirements

         The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, the Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002. However, Congress has just passed legislation which, assuming it is signed by the President, would delay the effective date for one year for those organizations which submit a plan by October 2002 demonstrating how they will achieve compliance with the regulations by October 16, 2003. We cannot predict the impact that any new law or the final regulations, when fully implemented, will have on us.

         The Administrative Simplification Provisions also require the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. The Department of Health and Human Services proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed, would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health- related information. In addition, the Department of Health and Human Services released final regulations containing privacy standards on December 28, 2000. These privacy regulations are effective April 14, 2001, but compliance with these regulations is not required until April 2003. The government has indicated that it will issue further modifications to these regulations in early 2002. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations, as proposed, and the privacy regulations could impose significant costs on our facilities in order to comply with these standards. We cannot predict the final form that these regulations will take or the impact that final regulations, when fully implemented, will have on us.

         Violations of the Administrative Simplification Provisions could result in civil penalties of up to $925,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the regulations issued under the Administrative Simplification Provisions. These statutes vary by state and could impose additional penalties.

   Healthcare Reform

         The healthcare industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system. Proposals that have been considered include changes in Medicare, Medicaid and other programs, cost controls on hospitals and mandatory health insurance coverage for employees. The costs of implementing some of these proposals would be financed, in part, by reduction in payments to healthcare providers under Medicare, Medicaid, and other government programs. We cannot predict the course of future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs and the effect that any legislation, interpretation, or change may have on us.

   Compliance Program

         The Office of Inspector General has issued guidelines to promote voluntarily developed and implemented compliance programs for the healthcare industry. In February 1998, the Office of Inspector General issued compliance program guidance for hospitals. In response to those guidelines, the Company adopted a Code of Ethics, designated Compliance Officers in the parent corporation and individual hospitals, established a toll free compliance line, which permits anonymous reporting, implemented various compliance training programs, and developed a process for screening all employees through applicable federal and state databases.

         The Company has established a reporting system, auditing and monitoring programs, and a disciplinary system to enforce the Code of Ethics and other compliance policies. Auditing and monitoring activities include claims preparation and submission, and cover numerous issues such as coding, billing, cost reporting, and financial arrangements with physicians and other referral sources. These areas are also the focus of training programs.

         It is our policy to require the officers, all employees, members of the medical staff, and allied health professionals to participate in compliance training programs. The board of directors has established a compliance committee, which oversees implementation of the compliance program. The committee consists of three outside directors, and is chaired by Galen Powers, a director and former chief counsel for the Health Care Financing Administration (now known as the Centers for Medicare & Medicaid Services), where he was responsible for providing legal advice on federal healthcare programs, particularly Medicare and Medicaid. The compliance committee of the board meets at least quarterly.

         The corporate compliance officer is appointed by the board, and reports to the chief executive officer, and to the full board at least quarterly. The corporate compliance officer is a vice president, and has a background in nursing and hospital administration. Each hospital has its own compliance committee that reports to its governing board. The hospital president is also the compliance officer. The board of directors' compliance committee assesses each hospital's compliance program at least annually. The corporate compliance officer regularly visits the hospitals for compliance reviews and provides an audit guide to the hospitals to evaluate compliance with our policies and procedures.

         The objective of the program is to ensure that our operations at all levels are conducted in compliance with applicable federal and state laws regarding both public and private healthcare programs.

   Payment

         Medicare. Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Under the Medicare program, we are paid for certain inpatient and outpatient services performed by our hospitals and also for services provided at our diagnostic facilities.

         Medicare payments for inpatient acute services are generally made pursuant to a prospective payment system. Under this system, our hospitals are paid a prospectively-determined amount for each hospital discharge based on the patient's diagnosis. Specifically, each discharge is assigned to a diagnosis-related group. Based upon the patient's condition and treatment during the relevant inpatient stay, each diagnosis-related group is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. Such payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, diagnosis-related group payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While hospitals generally do not receive direct payment in addition to a diagnosis-related group payment, hospitals may qualify for an outlier payment when the relevant patient's treatment costs are extraordinarily high and exceed a specified threshold.

         The diagnosis-related group rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. The annual update factor historically has been lower than the projected increases in the market basket index. Diagnosis-related group rate increases were 1.1% for federal fiscal year 1995 for urban hospitals, 1.5% for federal fiscal year 1996, and 2.0% for federal fiscal year 1997. For federal fiscal year 1998, there was no increase. The diagnosis-related group rate was increased by the projected increase in the market basket index minus 1.9% for federal fiscal year 1999 and 1.8% for federal fiscal year 2000. For federal fiscal year 2001, the update will average the market basket index, implemented in two phases during the fiscal year. For federal fiscal years 2002 and 2003, hospitals will receive the market basket index minus 0.55 percentage points, and in federal fiscal year 2004 and subsequently hospitals will receive the full market basket index update. Future legislation may increase or decrease diagnosis-related group payment updates, or otherwise modify Medicare reimbursement to acute hospitals, but we are not able to predict the amount of any such reimbursement changes or the effect that such changes will have on us.

         Outpatient services have traditionally been paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act of 1997 established a prospective payment system for outpatient hospital services that commenced on August 1, 2000. Based upon our experience with the new prospective payment system for outpatient hospital services, we do not believe the new system will have a substantial adverse effect on our operating results. However, in November 2001, the Centers for Medicare & Medicaid Services (CMS), formerly known as the Health Care Financing Administration, issued regulations containing a 68.9% reduction in certain components of Medicare reimbursement for most drugs, devices and radiopharmaceuticals that are paid for separately under the hospital outpatient payment system. Despite this reduction, CMS claims that total average hospital outpatient payments will increase by 2.3 percent. CMS also announced a delay in claims processing, and asked hospitals to delay collection of certain coinsurance and deductible amounts from patients. Due to concerns expressed by Congress and the hospital industry about the impact of the new rule, CMS has stated it will postpone the Medicare rates set to go into effect on January 1, 2002 while the agency continues to review the rates and codes announced in the November 2001 rule. Based on our review of CMS' final regulation issued on November 30, 2001, at this time we anticipate that the reimbursement changes will have not have a substantial impact on our future operating results.

         Services provided at our freestanding diagnostic facilities are typically reimbursed on the basis of the physician fee schedule which is revised periodically, and bases payment on various factors including resource-based practice expense relative value units, or RVUs, and geographic practice cost indices.

         Medicaid. Medicaid is a state-administered program for low income individuals which is funded jointly by the federal and individual state governments. Most state Medicaid payments for hospitals are made under a prospective payment system or under programs that negotiate payment levels with individual hospitals. Many states are currently considering significantly reducing Medicaid funding, while at the same time in some cases expanding Medicaid benefits. This could adversely affect future levels of Medicaid payments received by our hospitals. We are unable to predict what impact, if any, future Medicaid managed care systems might have on our operations.

         The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding reductions, all of which may adversely affect our business. There can be no assurance that payments for hospital services and cardiac diagnostic procedures under the Medicare and Medicaid programs will continue to be based on current methodologies or remain comparable to present levels. In this regard, we may be subject to rate reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment reductions and delays in payment to us.

         Utilization review. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicare patients be reviewed by peer review organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of diagnosis, related group classifications and appropriateness of cases of extraordinary length of stay or cost. Peer review organizations may deny payment for services provided, assess fines and recommend to the Department of Health and Human Services that a provider not in substantial compliance with the standards of the peer review organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.

         Annual cost reports. Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

         Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit.

         Managed care. The percentage of admissions and net revenue attributable to managed care plans has increased as a result of pressures to control the cost of healthcare services. We expect that the trend toward increasing percentages related to managed care plans will continue in the future. Generally, we receive lower payments from managed care plans than from traditional commercial/indemnity insurers; however, as part of our business strategy, we intend to take steps to improve our managed care position.

         Commercial insurance. Our hospitals provide services to individuals covered by private healthcare insurance. Private insurance carriers pay our hospitals or in some cases reimburse their policyholders based upon the hospital's established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the costs of hospital services by negotiating discounts, and including the use of prospective payment systems, which would reduce payments by commercial insurers to our hospitals. Reductions in payments for services provided by our hospitals to individuals covered by commercial insurers could adversely affect us.

ITEM 2.       PROPERTIES

         Our executive offices are located in Charlotte, North Carolina in approximately 32,580 square feet of leased commercial office space.

         Each of the ventures we have formed to develop a heart hospital owns the land and buildings of the hospital, with the exception of the land underlying the Heart Hospital of Austin, which we lease. Each venture has pledged its interest in the land and hospital building to secure the term debt incurred to develop the heart hospital, and substantially all the equipment located at these ventures is pledged as collateral to secure long-term debt. Each venture formed to own and operate a diagnostic and therapeutic facility leases its facility.

         Additional information with respect to our heart hospital facilities and our diagnostic and therapeutic facilities can be found in Item 1 of this report under the captions, Business - Our Heart Hospitals, and Business - Diagnostic and Therapeutic Facilities.

ITEM 3.       LEGAL PROCEEDINGS

         We are currently involved in a dispute with Sun Health Corporation, which owns Boswell Memorial Hospital where the Sun City Cardiac Center is located, regarding the pricing arrangement for inpatient procedures. The Sun City Cardiac Center has been providing services to the hospital's patients for many years under a pricing arrangement based upon an expired written agreement. From 1993 until May 1999, Sun Health Corporation paid the amounts billed to them under that pricing arrangement. In May 1999, Sun Health Corporation unilaterally began to discount the payments to the center and has continued to discount them since. We subsequently filed suit in the Superior Court of Maricopa County Arizona, on behalf of the center to recover the unpaid amounts of the charges. The parties subsequently agreed to arbitrate the dispute, and final resolution of the arbitration is pending. Sun Health Corporation has the right to establish its own cardiac catheterization laboratory, but would first have to purchase the business of the Sun City Cardiac Center at its fair market value.

         Our Bakersfield Heart Hospital filed a lawsuit in June 2001 against PacifiCare of California and SecureHorizons USA, Inc. in Superior Court of California, County of Kern, seeking payment for services rendered by the Bakersfield Heart Hospital to patients insured by these parties. Our claim as of September 30, 2001 was for at least $10.4 million plus other amounts set forth in the complaint. We believe we will prevail in our efforts to get a judgment for some portion of the amounts we have billed for these services, but we cannot assure you that we will collect the amounts we believe are owed to us. Our revenues could be adversely affected if we do not prevail on our claim or are unable to collect a judgment rendered in our favor. We have made provisions in our consolidated financial statements to report the amounts receivable from these parties at their estimated net realizable value in accordance with accounting principles generally accepted in the United States.

         We are involved in other litigation and proceedings in the ordinary course of our business. We do not believe the outcome of any such litigation, individually or in the aggregate, will have a material adverse effect upon our business, financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information regarding our executive officers.

NAME                    AGE          TITLE

Stephen R. Puckett       47          Chairman of the Board

David Crane              44          President and Chief Executive Officer and
                                      Director

Michael G. Servais       54          Executive Vice President and Chief
                                       Operating Officer

James E. Harris          39          Senior Vice President and Chief
                                       Financial Officer

Dennis I. Kelly          43          Senior Vice President of Development

R. William Moore, Jr.    51          President, Hospital Division

Thomas K. Hearn, III     40          President, Diagnostic Division

A. Kenneth Petronis      41          President, Cardiology Consulting and
                                       Management

Joan McCanless           47          Vice President Clinical Disease Management/
                                       Corporate Compliance Officer

         Stephen R. Puckett has been our chairman of the board since December 1999. He was a founder of our predecessor company in 1988 and served as chairman of the board, president and chief executive officer from that time until December 1999 when he became chairman. From 1984 to 1989, Mr. Puckett served as executive vice president and chief operating officer of the Charlotte Mecklenburg Hospital Authority, a large multi-hospital system, and from 1981 to 1983, he served as its senior vice president. Mr. Puckett serves as a director of Cardiovascular Diagnostics, Inc. Mr. Puckett received a B.A. and an M.S. in Health Management from the University of Alabama at Birmingham.

         David Crane has been our president and chief executive officer since December 1999. From 1989 to 1999, Mr. Crane served as our executive vice president and chief operating officer and has served as a director since 1989. From 1985 to 1989, Mr. Crane was employed by MediVision, Inc., an eye care company. He served as chief operating officer of MediVision from 1987 to 1989. From 1982 to 1985, he was a business and healthcare consultant and manager with Bain & Company. Mr. Crane received a B.A. from Yale University and an M.B.A. from Harvard Business School.

         Michael G. Servais has been our executive vice president and chief operating officer since July 2000. From 1994 to 2000, Mr. Servais served as senior vice president and president of the hospital division of Universal Health Services, Inc. From 1990 to 1994, he was vice president of Universal Health Services, Inc. From 1986 to 1990, Mr. Servais was president of Jupiter Hospital Corporation, a privately held hospital company with seven hospitals and related business entities. From 1981 to 1986, he was vice president of hospital operations for a privately held, for-profit health care company based in Seattle, Washington. From 1968 to 1981, he held a variety of senior management positions in large not-for-profit hospitals in southern California. Mr. Servais received his B.S.B.A. from California State University at Northridge and his M.P.A. from the University of Southern California.

         James E. Harris has been our senior vice president and chief financial officer since December 1999. From 1998 to 1999, Mr. Harris was chief financial officer for Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, Mr. Harris served in several different officer positions with The Shelton Companies, a private investment company headquartered in Charlotte, North Carolina. Prior to joining The Shelton Companies, Mr. Harris spent two years with the Winston-Salem office of Ernst & Young as a senior accountant. Mr. Harris received his B.S.B.A. from Appalachian State University and his M.B.A. from Wake Forest University's Babcock School of Management.

         Dennis I. Kelly has been our senior vice president of development since January 1999. From 1995 to 1999, Mr. Kelly was the vice president of governmental and national accounts for Siemens Medical Systems, Inc. Mr. Kelly initially joined Siemens in 1983 as a sales representative and held various management positions prior to 1995. Mr. Kelly received a B.S. from Westminster College and a Registered Technologist, Radiography from the University of Utah.

         R. William Moore, Jr. has been president of our hospital division of since November 1995. From 1994 to 1995, Mr. Moore served as president of our first heart hospital, the McAllen Heart Hospital. From 1989 to 1994, Mr. Moore was administrator of University Hospital, a 130-bed hospital in the Charlotte Mecklenburg Hospital Authority's large multi-hospital system. Mr. Moore received a B.A. from Ohio Northern University and an M.B.A. from Western Carolina University.

         Thomas K. Hearn III has been president of our diagnostic division since November 1995. From August 1993 to November 1995, Mr. Hearn served as president of Decision Support Systems, Inc., a healthcare software and consulting firm that he co-founded. Mr. Hearn was employed from 1987 to 1993 by the Charlotte Mecklenburg Hospital Authority, a large multi-hospital system, where he served as vice president of administration and administrator of the Authority's Carolinas Heart Institute. From 1985 to 1987, Mr. Hearn developed managed care products for Voluntary Hospitals of America, a consortium of non-profit hospitals. Mr. Hearn received a B.A. from the College of William and Mary, and the M.P.H. and M.B.A. degrees from the University of Alabama at Birmingham.

         A. Kenneth Petronis has been president of our cardiology consulting and management division since September 1997. From 1993 to 1997, Mr. Petronis was vice president of network management for PHP, Inc., a subsidiary of United HealthCare of North Carolina, Inc., the largest managed care company in North Carolina. In this role, Mr. Petronis oversaw contractual relationships with over 8,000 physicians and 100 hospitals. Prior to holding that position, Mr. Petronis was with LeBauer HealthCare, the largest multi-specialty clinic in Greensboro, North Carolina, where he was the chief executive officer for four years. Mr. Petronis holds a B.A. degree from Duke University and an M.B.A. from Northwestern University's Kellogg School.

         Joan McCanless has been vice president of clinical disease management since 1996 and corporate compliance officer since January 1999. From 1993 to 1996, Ms. McCanless served as a principal of Decision Support Systems, Inc., a healthcare software and consulting firm that she co-founded. Prior to co-founding Decision Support Systems, she was employed at the Charlotte Mecklenburg Hospital Authority where she served as vice president of administration, a department director, head nurse and staff nurse. Ms. McCanless received her B.S. in Nursing from the University of North Carolina at Charlotte.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading on July 24, 2001, on the Nasdaq National Market(R) under the symbol "MDTH." At December 10, 2001, there were 18,011,520 shares of common stock outstanding, 86 holders of record and 1,986 beneficial owners of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq National Market:

     Year Ended September 30, 2001                             High       Low
                                                               ----       ---
         Fourth Quarter (July 24 to September 30, 2001)     $ 26.31    $ 15.96

         We have not declared nor paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock for the foreseeable future. The terms of our credit agreements also restrict us from paying cash dividends and making other distributions to our stockholders. We anticipate that we will retain all earnings, if any, to develop and expand our business. Payment of dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition and operating results.

         The shares of common stock sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. All 6,000,000 shares of common stock offered in the final prospectus were sold at a price of $25.00 per share. The aggregate gross proceeds of shares offered and sold were $150.0 million. The net proceeds we received from the offering after deducting the underwriting discounts and commissions and the other offering expenses were approximately $135.9 million. In addition to the application of the net proceeds from the offering as previously disclosed in our report on Form 10-Q for the quarterly period ended June 30, 2001, we have subsequently used approximately $17.4 million to purchase additional ownership interest in our Heart Hospital of New Mexico and invested approximately $4.7 million in our heart hospital development program. The remaining approximate $70.5 million is intended to be used to develop additional hospitals and for working capital and other corporate purposes, including the possible acquisition of additional interests in our heart hospitals. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the allocation of the net proceeds from the offering. Pending the uses previously disclosed, we have invested the net proceeds from the offering in cash, cash-equivalents, money market funds or short-term investment-grade securities to the extent consistent with applicable regulations.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of:

         - our company, MedCath Corporation, subsequent to the initial public offering and MedCath Holdings, Inc. prior to the initial public offering, as of and for the years ended September 30, 2001, 2000, 1999 and as of and for the two months ended September 30, 1998; and

         - our predecessor company, MedCath Incorporated, as of and for the year ended September 30, 1997 and for the ten months ended July 31, 1998.

     The selected consolidated financial data have been derived from the audited consolidated financial statements of our company and our predecessor company. The selected consolidated financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes, appearing elsewhere in this report.


                                                                     MedCath Corporation                  Predecessor Company (a)
                                                     --------------------------------------------------  --------------------------
                                                                                            Two Months   Ten Months
                                                           Year Ended September 30,           Ended        Ended       Year Ended
                                                     -----------------------------------  September 30,   July 31,    September 30,
                                                       2001         2000          1999         1998         1998           1997
                                                     --------    ---------     ---------  -------------  -----------  -------------
                                                          (in thousands, except for per share data and selected operating data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue                                          $377,032    $ 332,342     $ 255,756     $ 34,574     $ 155,897     $ 110,910
Income (loss) from operations                          42,408       18,543        (9,865)        (764)        8,028        15,826
Net income (loss)                                       1,051      (13,635)      (39,930)      (2,623)       (2,521)        6,724

Earnings (loss) per share, basic and diluted         $   0.08    $   (1.15)    $   (3.37)    $  (0.22)           --            --

Weighted average number of shares, basic (b)           13,007       11,837        11,836       11,861            --            --
Weighted average number of shares, diluted (b)         13,107       11,837        11,836       11,861            --            --

CASH FLOW AND OTHER DATA:
Net cash provided by operating activities            $ 47,162    $  16,626     $   9,988     $  1,069     $   6,024     $  14,992
Net cash provided by (used in) investing activities     8,896      (13,163)      (57,571)      (2,519)      (89,772)      (55,016)
Net cash provided by (used in) financing activities    50,678      (24,274)       50,430       10,055        83,121        52,605
EBITDA (c)                                             66,740       55,142        32,944        3,451        34,547        28,681
EBITDAP (c)                                            68,230       55,691        39,792        5,198        34,547        28,681

Selected Operating Data:
Number of hospitals (d)                                     6            6             4            3             3             2
Admissions (e)                                         23,474       20,511        14,054        1,200         5,688         4,056
Adjusted admissions (f)                                28,408       25,213        16,512        1,407         6,652         4,717
Patient days (g)                                       92,588       85,239        62,765        5,823        29,746        20,791
Average length of stay (days) (h)                         3.9          4.2           4.5          4.9           5.2           5.1
Inpatient catheterization procedures                   11,950       10,821         7,687          740         3,416         2,402
Inpatient surgical procedures                           6,577        6,354         4,657          492         2,126         1,570



                                                                  MedCath Corporation               Predecessor
                                                     --------------------------------------------   Company (a)
                                                                      September 30,                -------------
                                                     --------------------------------------------  September 30,
Consolidated Balance Sheet Data:                       2001        2000        1999        1998        1997
                                                     --------------------------------------------  -------------
Cash and cash equivalents                            $114,357    $  7,621    $ 28,432    $ 25,585    $ 42,951
Working capital                                       114,891      13,895      35,435      34,434      47,498
Total assets                                          606,619     485,667     472,285     489,011     259,008
Long-term debt and capital leases, excluding
  current maturities                                  210,747     248,101     235,698     217,635      98,863
Other long-term obligations                             3,643         151       3,295          --          --
Stockholders' equity                                  300,964     160,625     174,260     215,024     127,137

(a) In July 1998, affiliates of Kohlberg Kravis Roberts & Co., L.P. and Welsh, Carson, Anderson & Stowe and members of our management team acquired our predecessor company from its public stockholders in a merger transaction.

(b) See Note 11 to consolidated financial statements included elsewhere in this report.

(c) EBITDA represents income (loss) from operations before depreciation, amortization, gain (loss) on sale of property and equipment, gain on sale of hospital, impairment of long-lived assets and merger expenses. EBITDAP is defined as EBITDA adjusted to exclude pre-opening expenses (costs incurred during development and prior to the opening of a facility). EBITDA and EBITDAP should not be considered measures of financial performance under accounting principles generally accepted in the United States. Items excluded from EBITDA and EBITDAP are significant components in understanding and assessing financial performance. EBITDA and EBITDAP are key measures used by management to evaluate our consolidated operations and provide useful information to investors. EBITDA and EBITDAP should not be considered in isolation or as alternatives to net income, cash flows generated by operations, investing or financing activities, or performance or liquidity. Because EBITDA and EBITDAP are not measurements determined in accordance with accounting principles generally accepted in the United States and are thus susceptible to varying calculations, these measurements as presented may not be comparable to similarly titled measurements of other companies.

(d) Consolidated hospitals in operation as of end of period; does not include two heart hospitals which are accounted for using the equity method in our consolidated financial statements.

(e) Admissions represent the number of patients admitted for inpatient treatment.

(f) Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross inpatient revenue and then dividing that number by gross patient revenue.

(g) Patient days represent the total number of days of care provided to inpatients.

(h) Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and related financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

OVERVIEW

         We focus on the diagnosis and treatment of cardiovascular disease. We design, develop, own and operate heart hospitals in partnership with cardiologists and cardiovascular surgeons. While each of our heart hospitals is a freestanding, licensed general acute care hospital, we focus on serving the unique needs of patients suffering from cardiovascular disease. Since January 1994, we have developed nine heart hospitals in seven states, including Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. As of December 10, 2001, we had eight heart hospitals in operation with a total of 460 licensed beds and had sold one hospital in McAllen, Texas. We have begun developing our ninth hospital, which will be located in Harlingen, Texas, our tenth hospital, which will be located in St. Tammany Parish just north of New Orleans, Louisiana, and our eleventh hospital, which will be located in San Antonio, Texas. These new hospitals are expected to open during October 2002 (Harlingen), the first calendar quarter of 2003 (St. Tammany Parish) and the second calendar quarter of 2003 (San Antonio), and are expected to have a total of 218 licensed beds. Our heart hospital division accounted for 81.6% of our net revenue for our fiscal year ended September 30, 2001. In addition to our heart hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities located in seven states and through mobile cardiac catheterization laboratories. We also provide consulting and management services tailored to cardiologists and cardiovascular surgeons.

         We completed our initial public offering in July, 2001 by issuing 6,000,000 new shares of our common stock at a price of $25.00 per share, thereby generating aggregate gross proceeds of $150.0 million. Net proceeds we received from the offering after deducting the underwriting discounts and commissions and the other offering expenses were approximately $135.9 million. Concurrent with the public offering, we completed a series of transactions that we undertook to prepare for the offering and to increase our ownership interest in some of our heart hospitals. First, we established MedCath Corporation as our new holding company by issuing 11,879,918 shares of our common stock in exchange for all of the outstanding shares of common stock of our predecessor holding company, MedCath Holdings, Inc. Second, we completed a series of transactions in which we issued 131,602 shares of our common stock valued at the public offering price and paid approximately $25.4 million cash to acquire additional ownership interests in five of our heart hospitals from our physician and hospital partners in each of those heart hospitals. The shares of common stock issued in these transactions were in addition to the shares sold in the public offering. The cash paid in these transactions was financed with a portion of the net proceeds from the public offering. The following table indicates our heart hospital ownership percentages in these five hospitals before and after we completed these transactions:

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

         As a result of the increase in our ownership interests in Tucson Heart Hospital from a minority to a majority ownership position, we obtained substantive control of that heart hospital and began consolidating in our financial statements the hospital's results of operations and financial position from the date of acquisition. We had previously been required to use the equity method of accounting for the Tucson Heart Hospital, which means that we included in our consolidated statement of operations only a percentage of the hospital's reported net income or loss for each reporting period.

HEART HOSPITAL OWNERSHIP

         Each of our hospitals is organized as either a limited liability company or limited partnership, with one of our wholly owned subsidiaries serving as the manager or general partner and typically holding from 51% to 71% of the ownership interest in the entity. In most cases, our physician partners own the remaining ownership interests as members or limited partners. In some instances, local market conditions have made it advantageous for us to organize a heart hospital with a community hospital investing as a partner in addition to physicians. In those instances, we generally hold a minority interest in the hospital with the community hospital and physician partners owning the remaining interests also as minority partners. We include in our consolidated financial statements heart hospitals over which we exercise substantive control, including all hospitals in which we own more than a 50% interest. During our fiscal year 2000, we also included one hospital in which we owned less than a 50% interest, but over which we exercised substantive control. At the beginning of our fiscal year 2001, we obtained a more than 50% interest in this heart hospital due to our community hospital partner forfeiting its interest in that heart hospital. We use the equity method of accounting for heart hospitals in which we hold less than a 50% interest and over which we do not exercise substantive control. As of October 1, 2001 (the first day of our fiscal year 2002) our Heart Hospital of South Dakota is the only heart hospital in which we do not have a majority ownership interest and for which we do not consolidate the hospital's results of operations and financial position in our consolidated financial statements.

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

ACQUISITION OF MAJORITY HOSPITAL INTEREST

         Effective October 1, 2001, we used approximately $17.4 million of the net proceeds from the public offering to acquire additional ownership interest in our Heart Hospital of New Mexico from our physician and hospital partners. The acquisition increased our ownership interest in the Heart Hospital of New Mexico from a 24.0% minority interest to a 69.0% majority interest ownership position, and we obtained substantive control of the heart hospital. Accordingly, we began to consolidate in our financial statements the hospital's results of operations and financial position from October 1, 2001 (the first day of our fiscal year 2002). We had previously been required to use the equity method of accounting for the Heart Hospital of New Mexico, which means that we included in our consolidated statement of operations only a percentage of the hospital's reported net income or loss for each reporting period.

NEW HOSPITAL DEVELOPMENT

         As of December 10, 2001, we had three hospitals under development. Our ninth hospital, which will focus on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology, will be located in Harlingen, Texas. Our tenth hospital is a heart hospital that will be located in St. Tammany Parish just north of New Orleans, Louisiana. Our eleventh hospital is a heart hospital that will be located in San Antonio, Texas. These new hospitals are expected to open during October 2002 (Harlingen), the first calendar quarter of 2003 (St. Tammany Parish) and the second calendar quarter of 2003 (San Antonio). The following table sets forth certain expected characteristics of these three hospitals under development.

                                                                    MedCath       Licensed     Cath      Operating
Name                               Location                        Ownership        Beds       Labs        Rooms
----                               ---------                       ---------        ----       ----        -----
Harlingen Medical Center           Harlingen, TX                     51.0%           112        2            7
Louisiana Heart Hospital           St. Tammany Parish, LA            53.0%            46        3            3
San Antonio Heart Hospital         San Antonio, TX                   50.79%           60        5            4

         Once a new heart hospital venture is formed and the partners have contributed their capital, it typically takes approximately 18 to 24 months to develop the heart hospital. The development costs for our four most recently opened hospitals, including the cost of equipment and capitalized construction period interest, have ranged from $38.0 million to $48.0 million depending on the size of the hospital and its location. These costs were incurred throughout the construction period, with approximately 56% of the costs being incurred in the last six months before opening the hospital. In addition, we incur pre-opening expenses throughout the development process, with the majority of these expenses incurred during the six to eight month period immediately prior to opening the heart hospital. Pre-opening expenses for our four most recently opened hospitals have ranged between $3.3 million and $6.5 million per hospital. Approximately 41.6% of these pre-opening expenses were for personnel and 7.8% for marketing and advertising. The balance was distributed among several categories including staff recruitment and relocation, office and equipment rentals, travel and meals for the staff and other operating expenses such as property taxes, legal expenses, insurance and utilities. We expect to begin development on between one and three new heart hospitals each year.

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

         The following table sets forth the percentage contribution of each of our divisions to net revenue in the periods indicated, on a pro forma basis to reflect the sale of our McAllen Heart Hospital and the consolidation of the Tucson Heart Hospital resulting from the transactions discussed above.

                                                                PRO FORMA
                                                         YEAR ENDED SEPTEMBER 30,
                                                     ---------------------------------
DIVISION                                             2001          2000          1999
                                                     -----         -----         -----

Hospital                                              81.3%         81.2%         74.3%
Diagnostic services                                   12.3%         12.6%         17.0%
Cardiology consulting and management services          6.1%          5.9%          8.4%
Corporate and other                                    0.3%          0.3%          0.3%
                                                     -----         -----         -----
      Net revenue                                    100.0%        100.0%        100.0%
                                                     =====         =====         =====

SOURCES OF REVENUE BY PAYOR

         We receive payments for our services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations, and our patients directly. Generally, our revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since cardiovascular disease disproportionately affects older people, our proportion of net revenue derived from the Medicare program is higher than in most general acute care hospitals.

Our newly opened hospitals typically have a lower percentage of net revenue derived from patients covered by commercial insurers and health maintenance organizations. The percentage of net revenue from commercial insurers and health maintenance organizations typically increases as our hospitals become established in their markets and enter into contracts that meet our internal guidelines. The following table sets forth the percentage of consolidated hospital net revenue we earned by category of payor in our last three fiscal years.

                                                 HOSPITAL DIVISION
                                              YEAR ENDED SEPTEMBER 30,
                                        ----------------------------------
 PAYOR                                   2001         2000          1999
 -----                                  -----         -----         -----
 Medicare and Medicaid                   67.7%         61.3%         65.6%
 Commercial and Other                    32.3%         38.7%         34.4%
                                        -----         -----         -----
      Total hospital net revenue        100.0%        100.0%        100.0%
                                        =====         =====         =====

         Payments we receive from the Medicare and Medicaid programs for services rendered to patients also comprise a significant part of our total net revenue. The following table sets forth the percentage of consolidated net revenue we earned by category of payor in our last three fiscal years.

                                                        CONSOLIDATED
                                                  YEAR ENDED SEPTEMBER 30,
                                            ---------------------------------
PAYOR                                       2001          2000          1999
-----                                       -----         -----         -----
Medicare and Medicaid                        55.4%         50.2%         49.8%
Commercial and Other                         44.6%         49.8%         50.2%
                                            -----         -----         -----
      Total consolidated net revenue        100.0%        100.0%        100.0%
                                            =====         =====         =====

         We expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue to increase because the percentage of our total net revenue generated by our heart hospitals will continue to increase as we open new heart hospitals. Other factors that will cause our percentage of hospital net revenue received from Medicare to increase include our focus on cardiovascular disease, which disproportionately affects older people, the general aging of the population and the restoration of some payments under the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000.

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

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, information expressed as a percentage of net revenue. This information has been derived from the consolidated statements of operations included elsewhere in this report.

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                 2001        2000         1999
                                                                ------      ------       ------
Net revenue                                                      100.0%      100.0%       100.0%
Operating expenses:
  Personnel expense                                               28.3%       29.2%        30.3%
  Medical supplies expense                                        24.3%       24.9%        23.8%
  Bad debt expense                                                 5.4%        5.0%         5.1%
  Other operating expenses                                        24.2%       24.3%        28.0%
  Depreciation & amortization                                      9.7%       11.0%        11.9%
  Loss (gain) on disposal of property and equipment                0.0%       (0.0)%        0.5%
  Gain on sale of hospital                                        (3.6)%        --           --
  Impairment of long-lived assets                                  0.3%         --          4.3%
Income (loss) from operations                                     11.2%        5.6%        (3.9)%
Other income (expenses):
  Interest expense                                                (7.0)%      (9.2)%       (8.7)%
  Interest income                                                  0.9%        1.0%         1.0%
  Other income (expense), net                                     (0.1)%       0.1%         0.1%
  Equity in net losses of unconsolidated affiliates               (0.6)%      (0.6)%       (2.2)%
Income (loss) before minority interest and income taxes            4.5%       (3.1)%      (13.7)%
Minority interest                                                 (3.9)%      (1.0)%       (2.5)%
Income (loss) before income taxes                                  0.6%       (4.1)%      (16.1)%
Income tax benefit (expense)                                      (0.2)%       0.0%         0.5%
Income (loss) before extraordinary item                            0.4%       (4.1)%      (15.6)%
Extraordinary item                                                (0.2)%        --           --
Net income (loss)                                                  0.3%       (4.1)%      (15.6)%

YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000

         Net revenue increased $44.7 million, or 13.5%, to $377.0 million in our fiscal year ended September 30, 2001 from $332.3 million in our fiscal year ended September 30, 2000. Of the $44.7 million increase in net revenue, $36.3 million was generated by our hospital division, $4.7 million by our diagnostics division and $3.6 million by our cardiology consulting and management division. The remaining increase was in our corporate and other division. The $36.3 million increase in our hospital division's net revenue includes the effect of certain events that occurred in only one of the two fiscal years. In March 2001, we sold our McAllen Heart Hospital, which resulted in a $22.2 million decrease in net revenue, and in July 2001 we began consolidating our Tucson Heart Hospital upon our acquiring a majority ownership interest, which resulted in an $8.4 million increase in net revenue. In fiscal 2000, we recognized a $3.1 million favorable settlement of an insurance claim and a $4.7 million unfavorable change in reimbursement from one of our primary payors. Adjusted for these events, the increase in the hospital division's net revenue in fiscal 2001 was $48.5 million, which was primarily due to an increase in number of procedures performed in our heart hospitals. Of this $48.5 million increase, $40.2 million was generated in our heart hospitals that had been open for more than 12 months as of September 30, 2000, including one that opened near the end of fiscal 1999, and $8.3 million was generated by one heart hospital that opened near the beginning of fiscal 2000. Of the $4.7 million increase in net revenue in our diagnostics division, $3.2 million was due to amounts we received from an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers. The remaining $1.5 million was due to an increase in diagnostic procedures over the prior fiscal year. The $3.6 million increase in net revenue in our cardiology consulting and management division was primarily due to an increase in management fees and consulting fees paid to us by physicians under management in that division.

         Personnel expense increased by $9.9 million, or 10.2%, to $106.8 million for fiscal 2001 from $96.9 million for fiscal 2000. Of the $9.9 million increase in personnel expense, $9.5 million was incurred by our hospital division. Of this $9.5 million increase in our hospital division, $3.9 million was due to one heart hospital that opened near the beginning of fiscal 2000. This new heart hospital experienced a significant increase in the number of procedures performed in fiscal 2001, and consequently, the staffing requirements during fiscal 2001 were considerably higher than during fiscal 2000. Another $2.4 million of the increase in our hospital division was due to the consolidation of our Tucson Heart Hospital beginning in July 2001. The remaining $3.2 million increase in our hospital division was due to a higher number of procedures performed at heart hospitals that had been open for more than 12 months as of September 30, 2000 and higher wage rates and benefit costs, offset in part by the decrease in personnel expense resulting from the sale of McAllen Heart Hospital on March 1, 2001. The remaining $400,000 increase in personnel expense was in our diagnostic services and cardiology consulting and managements divisions and was consistent with the growth in procedures and net revenues in those divisions. As a percentage of net revenue, personnel expense decreased to 28.3% in fiscal 2001 from 29.2% in fiscal 2000.

         Medical supplies expense increased $8.9 million, or 10.7%, to $91.7 million for fiscal 2001 from $82.8 million for fiscal 2000. Of the $8.9 million increase in medical supplies expense, $8.2 million was incurred by our hospital division. Of this $8.2 million increase in our hospital division, $1.6 million was due to one heart hospital that opened near the beginning of fiscal 2000. This new heart hospital experienced a significant increase in the number of procedures performed between fiscal 2000 and fiscal 2001, and consequently, the volume of medical supplies used was higher during fiscal 2001. Another $1.5 million of the increase in our hospital division was due to the consolidation of our Tucson Heart Hospital beginning in July 2001. The remaining $5.1 million increase in our hospital division was due to a higher number of procedures performed at heart hospitals that had been open for more than 12 months as of September 30, 2000 and an increased level of unreimbursed research activities in one of our heart hospitals, offset in part by the decrease in medical supplies expense resulting from the sale of McAllen Heart Hospital on March 1, 2001. The remaining $700,000 increase in medical supplies expense was in our diagnostic services division due to an increase in diagnostic procedures performed during fiscal 2001 compared to the prior year. As a percentage of net revenue, medical supplies expense decreased to 24.3% in fiscal 2001 from 24.9% in fiscal 2000. This decrease was primarily due to improved pricing realized from volume purchasing opportunities.

         Bad debt expense increased $3.9 million, or 23.4%, to $20.5 million for fiscal 2001 from $16.7 million for fiscal 2000. Of this $3.9 million increase in bad debt expense, $1.7 million was due to one heart hospital that opened near the beginning of fiscal 2000 and another $600,000 was due to the consolidation of our Tucson Heart Hospital beginning in July 2001. Bad debt expense increased approximately $3.4 million at our heart hospitals that had been open for more than 12 months as of September 30, 2000. This increase in same facility heart hospitals was due to the growth in net revenue in those heart hospitals, offset in part by the $1.8 million decrease resulting from the sale of McAllen Heart Hospital on March 1, 2001. As a percentage of net revenue, bad debt expense increased slightly to 5.4% in fiscal 2001 from 5.0% in fiscal 2000.

         Other operating expenses increased $10.4 million, or 12.9%, to $91.3 million for fiscal 2001 from $80.9 million for fiscal 2000. Our hospital division incurred a $9.8 million increase in other operating expenses, of which $2.2 million was due to one heart hospital that opened near the beginning of fiscal 2000 and another $2.2 million resulted from the consolidation of our Tucson Heart Hospital beginning in July 2001. The remaining $5.4 million increase in our hospital division was primarily due to an increase in preopening expenses, which represent costs incurred in the development of new heart hospitals, and an increase in property taxes and utility costs in certain of our markets and an increase in contract services and other expenses related to several business office initiatives in our heart hospitals that had been open for more than 12 months as of September 30, 2000, offset in part by the decrease resulting from the sale of the McAllen Heart Hospital on March 1, 2001. Our diagnostic services and cardiology consulting and management divisions also incurred increases in other operating expenses consistent with the net revenue growth in their operations, which were offset in part by decreases in other operating expenses in our corporate division. As a percentage of net revenue, other operating expenses decreased slightly to 24.2% in fiscal 2001 from 24.3% in fiscal 2000.

         Depreciation and amortization remained constant at $36.6 million in fiscal 2001 and 2000. Depreciation expense decreased slightly by $80,000, while amortization increased by $60,000 for fiscal

2001 compared to fiscal 2000. The decreases in depreciation resulting from the sale of McAllen Heart Hospital on March 1, 2001 more than offset the increase resulting from the consolidation of Tucson Heart Hospital beginning in July 2001, and the increase in depreciation on capital expenditures related to equipment and information systems made during fiscal 2001. Similarly, the decrease in amortization resulting from the sale of McAllen Heart Hospital nearly offset an increase in the amortization of a practice management contract during fiscal 2001 to reflect a reduction in its estimated economic life.

         On March 1, 2001, McAllen Heart Hospital, in which we owned a 50.2% interest, was sold to an affiliate of Universal Health Services, Inc. for approximately $56.0 million. Approximately $38.0 million of the sale proceeds were used to repay the hospital's long-term debt, including intercompany amounts paid to us, which we then used to repay amounts outstanding under our revolving credit facility. After the write-off of approximately $10.3 million of our goodwill and step-up basis in McAllen Heart Hospital, which arose from our going private transaction in fiscal 1998, we recognized a net gain of $13.5 million in our consolidated results of operations for fiscal 2001. Approximately $8.0 million was recognized in earnings allocated to minority interests as a result of the sale. This minority interest amount was determined before the write-off of our goodwill and step-up basis and after the allocation of amounts to us for recovery of disproportionate losses of McAllen Heart Hospital, which we had previously recognized in our consolidated results of operations.

         In March 2001, we recognized an impairment of long-lived assets due to unfavorable developments with a physician group under a management contract in our cardiology consulting and management division that caused us to reevaluate the carrying value of the assets of that management contract. As a result, we recognized a non-cash impairment charge of $985,000 in March 2001 to adjust the long-lived assets of that management contract to the anticipated future discounted cash flows.

         Interest expense decreased $4.2 million, or 13.7%, to $26.4 million in fiscal 2001 from $30.6 million in fiscal 2000. This decrease in interest expense was due to a general reduction in our variable rate interest costs due to declining market rates and a reduction in our average total outstanding indebtedness during fiscal 2001 compared to fiscal 2000. The debt reduction was primarily due to several significant transactions during fiscal 2001. First, we reduced our debt in March 2001 as a result of the sale of McAllen Heart Hospital and the use of our portion of the net proceeds from that sale, along with cash provided by our other operations, to pay down debt under our revolving credit facility. Second, we used a portion of the net proceeds from our initial public offering in July 2001 to repay all remaining amounts outstanding under our revolving credit facility. Third, in July 2001 three of our heart hospitals reduced their interest costs by refinancing approximately $79.6 million of their existing mortgage indebtedness with new mortgage debt under our new $186.6 million credit facility. Interest income increased slightly by $93,000 from $3.4 million in fiscal 2000 to $3.5 million in fiscal 2001. This increase was due to an increase in short-term investments resulting from the temporary investment of the remaining proceeds from the initial public offering in July 2001, offset by the decline in the market rates on short-term investments in fiscal 2001 compared to fiscal 2000.

         Equity in net losses of unconsolidated affiliates remained relatively consistent at $2.1 million for fiscal 2001 compared to $2.0 million for fiscal 2000. Equity in net losses of unconsolidated affiliates represents our share of the net losses of heart hospitals in which we own less than a 50.0% equity interest and over which we do not exercise substantive control. In July 2001, we began consolidating our Tucson Heart Hospital upon increase of our ownership interest to a majority position. We had previously been required to account for our investment in Tucson Heart Hospital using the equity method of accounting. Also, effective October 1, 2001 (the first day of our fiscal 2002) we increased our ownership in the Heart Hospital of New Mexico from a minority to a majority ownership position and obtained substantive control of that heart hospital, and consequently, we will begin consolidating that heart hospital for our fiscal 2002. As a result of these transactions, we currently have only one heart hospital in which we hold less than a 50.0% equity interest that we will continue to account for as an equity investment during our fiscal 2002, along with certain equity investments in our diagnostic services division.

         Earnings allocated to minority interests increased $11.4 million, or 345.5%, to $14.7 million for fiscal 2001 from $3.3 million for fiscal 2000. Earnings allocated to minority interests represents the allocation of profits and losses to minority owners in our consolidated subsidiaries. A heart hospital's profits and losses are generally allocated for accounting purposes to its owners based on their respective ownership percentages. If the cumulative losses of a heart hospital exceed its initial capitalization and committed capital obligations of our partners, then for accounting purposes we are required by generally accepted accounting principles to recognize a disproportionate share of the hospital's losses that otherwise would be allocated to all owners on a pro rata basis. In such cases, we will recognize a disproportionate share of the hospital's future profits to the extent we have previously recognized a disproportionate share of the hospital's losses. Of the $11.4 million increase in earnings allocated to minority interests, $1.6 million was due to improved operating results in two of our consolidated heart hospitals, offset in part by a decrease in the earnings of one of our other consolidated heart hospitals and preopening expenses at our hospitals under development. The remaining $9.8 million increase was due to the allocation of the gain on the sale of McAllen Heart Hospital to the minority owners, and the allocation to the minority owners of the income from the amounts we received in an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers.

         Income tax expense increased slightly due to state taxes in one of our markets in fiscal 2001. We are currently operating in a net operating loss position and consequently have no material current income tax liability.

         In July 2001, three of our heart hospitals refinanced a portion of their indebtedness by borrowing $79.6 million under our new credit facility to fund the repayment of $77.5 million of outstanding principal under their existing credit arrangements, $856,000 of prepayment penalty, and $1.3 million of debt issuance costs. As a result of the prepayment penalty and unamortized debt issue costs on the existing indebtedness, we recognized an extraordinary loss on the extinguishment of debt of $618,000, net of minority interest and income taxes.

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

         Net revenue increased $76.5 million, or 29.9%, to $332.3 million in our fiscal year ended September 30, 2000 from $255.8 million in our fiscal year ended September 30, 1999. Our hospital division generated a $77.4 million increase in net revenue, offset in part by a $19.8 million decrease in net revenue resulting from the deconsolidation of one of our heart hospitals. In July 1999, we sold a one-third interest in one of our heart hospitals to a community hospital. As a result of this sale, our financial statements reflect a deconsolidation of this hospital as of July 31, 1999 and use of the equity method of accounting for our investment in this hospital subsequent to that date. Consequently, our net revenue included ten months of operations for that heart hospital in fiscal 1999 and none in fiscal 2000, thereby resulting in a $19.8 million offset to the net revenue increases in the hospital division. Of the $77.4 million increase in hospital division net revenue, $63.7 million was generated by one heart hospital that opened near the end of fiscal 1999 and one that opened near the beginning of fiscal 2000. The hospital that was opened near the end of fiscal 1999 was accounted for as an unconsolidated affiliate during fiscal 1999 based on our ownership of less than a 50% equity interest and not exercising substantive control under the terms of the heart hospital's operating agreement. During the first quarter of fiscal 2000, we began exercising substantive control over this hospital and, accordingly, included it in our consolidated financial statements for fiscal 2000. The remaining $13.7 million increase in hospital division net revenue was due to a $33.5 million increase resulting from a higher number of procedures performed in our heart hospitals that had been open for more than nine months as of September 30, 1999 and $2.8 million in proceeds from the favorable settlement of a business interruption insurance claim. The increase in our hospital division net revenue was partially offset by a decrease in net revenue in our cardiology consulting and management services division of $1.0 million due to the termination of management contracts with two physician practices in fiscal 1999. Net revenue in our diagnostic services division was approximately the same in both fiscal years.

         Personnel expense increased by $19.5 million, or 25.2%, to $96.9 million for fiscal 2000 from $77.4 million for fiscal 1999. Our hospital division incurred a $21.1 million increase in personnel expense, $20.2 million of which was due to one heart hospital that opened near the end of fiscal 1999 and one that opened near the beginning of fiscal 2000. In addition to a longer period of operations included in fiscal 2000, these new heart hospitals also experienced a significant increase in number of procedures and, consequently, the staffing requirements during fiscal 2000 were considerably higher than in fiscal 1999. The remaining increase was at hospitals that had been open for more than nine months as of September 30, 1999, due to higher health benefit costs, higher wage rates and increased use of agency nurses. The increases in personnel expense described above were offset in part by a $7.6 million decrease attributed to the deconsolidation of one heart hospital in late fiscal 1999. As a percentage of net revenue, personnel expense decreased to 29.2% in fiscal year 2000 from 30.3% in fiscal year 1999 due primarily to pre-opening staffing of one heart hospital that opened near the end of fiscal 1999 and one that opened near the beginning of fiscal 2000 and revenue growth in heart hospitals that had been open for more than nine months as of September 30, 1999, offset in part by higher health benefit costs, higher wage rates and increased use of agency nurses in fiscal 2000.

         Medical supplies expense increased $21.9 million, or 36.0%, to $82.8 million for fiscal 2000 from $60.9 million for fiscal 1999. Of the $21.9 million increase in medical supplies expense, $14.6 million was due to one heart hospital that opened near the end of fiscal 1999 and one that opened near the beginning of fiscal 2000. These two new hospitals experienced a significant increase in the number of procedures performed and, consequently, the volume of medical supplies used was considerably higher in fiscal 2000 than in fiscal 1999. The remaining increase was due to a higher number of procedures performed in our heart hospitals that had been open for more than nine months as of September 30, 1999 and an increased level of unreimbursed research activities in one of our heart hospitals, offset in part by a $4.3 million decrease attributed to the deconsolidation of one heart hospital in late fiscal 1999. As a percentage of net revenue, medical supplies expense increased to 24.9% in fiscal year 2000 from 23.8% in fiscal year 1999. This increase was due to a shift in procedure mix in one of our heart hospitals to procedures that use higher cost supplies and the cost of medical supplies used in connection with an increased level of unreimbursed research activities in one of our heart hospitals. This increase was offset in part by reduced pricing realized from volume purchasing opportunities.

         Bad debt expense increased $3.7 million, or 28.5%, to $16.7 million for fiscal 2000 from $13.0 million for fiscal 1999. This increase was due in part to one heart hospital that opened near the end of fiscal 1999 and one that opened near the beginning of fiscal 2000. The increase was also due to an increase in the number of procedures performed at hospitals that had been open for more than nine months as of September 30, 1999 and an increase in reserves for self-pay revenue in two of our markets. The increase in bad debt expense was offset in part by a $620,000 decrease attributed to the deconsolidation of one heart hospital in late fiscal year 1999. As a percentage of net revenue, bad debt expense remained constant between fiscal 1999 and 2000.

         Other operating expenses increased $9.4 million, or 13.1%, to $80.9 million for fiscal 2000 from $71.5 million for fiscal 1999. Our hospital division incurred an $11.8 million increase in other operating expenses due to a $12.1 million increase in operating expenses at one hospital that opened near the end of fiscal 1999 and one that opened near the beginning of fiscal 2000, offset in part by a $5.0 million decrease attributed to the deconsolidation of one heart hospital near the end of 1999. The remaining $4.7 million increase in our hospital division was due to an increase in the number of procedures performed in hospitals that had been open for more than nine months as of September 30, 1999. Additionally, we experienced increases in maintenance, property taxes, and utilities costs in certain of our markets, an increase in purchased contract services and support services provided by our corporate office and a $1.6 million decrease in our cardiology consulting and management division due to the termination of management contracts with two physician practices near the end of fiscal 1999. As a percentage of net revenue, other operating expenses decreased to 24.3% in fiscal year 2000 from 28.0% in fiscal year 1999. This decrease was due to the increased net revenue arising from a higher number of procedures performed versus operating expenses that are primarily fixed.

         Depreciation and amortization increased by $5.7 million, or 18.4%, to $36.7 million in fiscal 2000 from $31.0 million in fiscal 1999. This increase was due to the opening of our two heart hospitals near the end of 1999, depreciation on capital expenditures related to equipment and information systems made since the end of fiscal 1999 and an increase in the amortization of a specific practice management contract to reflect a reduction in its estimated economic life. These increases were partially offset by a decrease in depreciation on diagnostic equipment that was fully depreciated at the end of fiscal 1999 and the deconsolidation of one heart hospital near the end of fiscal 1999.

         In fiscal 1999, we recognized an impairment of long-lived assets due to unfavorable developments in the physician practice management industry that caused us to reevaluate our cardiology consulting and management business. As a result, we recognized a non-cash charge of $10.9 million in fiscal 1999.

         Interest expense increased $7.6 million, or 33.6%, to $27.2 million in fiscal 2000 from $19.6 million in fiscal 1999. Of this $7.6 million increase, $6.4 million was due to an increased level of debt associated with the development of two heart hospitals near the end of fiscal 1999, offset in part by the decrease attributed to the deconsolidation of one heart hospital in late fiscal 1999. The remaining increase in interest expense was due to increases in the market rates underlying our variable rate revolver combined with an increase in the average outstanding balance during fiscal 2000. Interest income increased $895,000 from fiscal 1999 due to an increase in interest on outstanding amounts due from one of our unconsolidated heart hospitals during fiscal 2000.

         Equity in net losses of unconsolidated affiliates decreased $3.6 million, or 64.3%, to $2.0 million in fiscal 2000 from $5.6 million in fiscal 1999. Equity in net losses of unconsolidated affiliates represents our share of the net losses of heart hospitals in which we own less than a 50% equity interest and over which we do not exercise substantive control. This decrease was primarily due to the consolidation of one of our heart hospitals in fiscal 2000 as previously discussed, offset by the deconsolidation of one of our heart hospitals in fiscal 1999.

         Earnings allocated to minority interests decreased $3.0 million, or 47.6%, from $6.3 million in fiscal 1999 to $3.3 million in fiscal 2000. The $3.0 million decrease in earnings allocated to minority interests for fiscal 2000 was due to a decrease in earnings in two of our consolidated heart hospitals and the net loss from the heart hospital consolidated during fiscal 2000, offset in part by an increase attributed to the earnings of the heart hospital that was deconsolidated in fiscal 1999. The decrease in earnings at the two consolidated hospitals was primarily due to the opening of one of those heart hospitals in late fiscal 1999 and a reimbursement of overpayments by a fiscal intermediary at the other heart hospital.

         Income tax expense increased due to state taxes in one of our markets. We are currently operating in a net operating loss position and consequently have little current income tax liability.

SELECTED QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth unaudited quarterly consolidated operating results for each of our last five quarters. We have prepared this information on a basis consistent with our audited consolidated financial statements and included all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with our consolidated financial statements and notes included elsewhere in this report.

                                                                    THREE MONTHS ENDED
                                      ---------------------------------------------------------------------------------
                                      SEPTEMBER 30,     JUNE 30,         MARCH 31,       DECEMBER 31,     SEPTEMBER 30,
                                         2001             2001             2001              2000             2000
                                      -------------     --------        ----------       ------------     -------------
                                                                      (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenue                            $ 92,906         $ 89,727         $ 103,198         $ 91,201         $ 84,718
Income from operations                    4,019            8,443            23,592            6,354            3,913
Equity in net earnings (losses)
   of unconsolidated affiliates              39             (315)             (762)          (1,081)            (459)
Minority interest                        (1,155)          (3,112)          (10,235)            (205)          (1,134)
Net income (loss)                        (2,833)            (233)            5,636           (1,519)          (4,457)
Other Data:
EBITDA                                   13,539           17,415            20,260           15,527           13,233

         Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations. Cardiovascular procedures can often be scheduled ahead of time, permitting some patients to choose to undergo the procedure at a time and location of their preference. In the past, this has affected the results of operations of our heart hospitals. For example, many of the patients of Arizona Heart Hospital are part-time residents in Arizona during the winter months. Hence, this hospital has historically experienced higher occupancy rates during the winter months than during the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

         Our consolidated working capital was $114.9 million at September 30, 2001 and $13.9 million at September 30, 2000. The $101.0 million increase was attributable primarily to an increase in cash and cash equivalents, accounts receivable, net, medical supplies and prepaid expenses and other current assets combined with a decrease in short term borrowings, offset by an increase in accounts payable, accrued compensation, other accrued liabilities and current portion of long-term debt. The increase in cash and cash equivalents resulted from the net proceeds remaining from our initial public offering, after application of approximately $25.4 million to acquire additional ownership interest in five of our heart hospitals and $18.0 million to pay all amounts outstanding under our revolving credit facility.

         Our operating activities provided cash of $47.2 million in fiscal 2001 and provided cash of $16.6 million in fiscal 2000. The $47.2 million net cash provided by operating activities was a result of cash flow provided by our operations and an increase in accounts payable and other accrued liabilities offset by an increase in accounts receivable, net, medical supplies inventory and prepaid expenses and other current assets. The $16.6 million of net cash provided by operating activities in fiscal 2000 was a result of cash flow provided by our operations and the collection of a $6.5 million insurance recovery receivable offset by an increase in accounts receivable.

         Our investing activities provided net cash of $8.9 million in fiscal 2001 and used net cash of $13.2 million in fiscal 2000. The $8.9 million of net cash provided by investing activities in fiscal 2001 was primarily due to the sale of McAllen Heart Hospital partially offset by the acquisition of increased ownership of five of our heart hospitals for $25.4 million, equipment purchases, related hospital development expenditures and advances made to heart hospitals in which we do not own a majority investment. In fiscal 2000, the $13.2 million net cash used in investing activities primarily resulted from equipment purchases, hospital development expenditures and advances made to heart hospitals in which we do not own a majority interest.

         Expenditures for property and equipment for fiscal years 2001 and 2000 were $16.8 million and $12.3 million, respectively. Included in the $16.8 million of capital expenditures for fiscal year 2001 were capital expenditures for the new development hospitals of $8.7 million.

         Our financing activities provided net cash of $50.7 million in fiscal 2001 and used net cash of $24.3 million in fiscal 2000. Net cash provided by financing activities in fiscal 2001 was a result of the net proceeds from our initial public offering of $135.9 million combined with proceeds from issuance of long-term debt, net of loan acquisition costs and deferred fees of $113.3 million, offset by repayments of short-term debt, long-term debt and capital leasing obligations of $191.2 million, and distributions to, net of investments by, minority partners of $9.4 million. The net cash used in financing activities during fiscal 2000 is a result of repayments of long-term debt and obligations under capital leases of $88.3 million, and distributions to, net of investments by, minority partners of $5.2 million, offset by the proceeds of net short-term borrowings and proceeds from the issuance of long-term debt, net of payments of loan acquisition costs and deferred fees, of $69.1 million. Included in the repayment of long-term debt and proceeds from the issuance of long-term debt, net loan acquisition and deferred fees, is the refinancing of one of our heart hospitals during fiscal 2000.

         As of September 30, 2001, we had $236.2 million of outstanding debt, $25.4 million of which was classified as current. Of the $236.2 million of outstanding debt, $221.8 million was outstanding to lenders to our heart hospitals, no amounts were outstanding to lenders under our revolving credit facility, and $14.4 million was outstanding under capital leases and other miscellaneous indebtedness. Additionally, we had letters of credit issued of $17.0 million, and availability for additional borrowings of $83.0 million. We expect the level of indebtedness to increase in the future as we develop new hospitals. The development and construction of the new hospitals in Texas and Louisiana will require us to incur additional long-term debt of between $110 million and $120 million during the next 12 to 15 months.

         Our revolving credit facility provides $100.0 million in availability, $10.0 million of which is designated for short-term borrowings. This revolving credit facility matures on January 31, 2005 and borrowings under this facility bear interest at either the LIBOR or prime rate plus various applicable margins which are based upon financial covenant ratio tests. We are required to pay a quarterly unused commitment fee at a rate of 0.375%. Our revolving credit facility includes various restrictive covenants, including restrictions on certain types of additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, changes in our corporate structure, and fundamental changes. The covenants also require maintenance of various ratios regarding leverage levels and debt service coverage. We were in compliance with these covenants at September 30, 2001.

         We believe that internally generated cash flows and available borrowings under our $100.0 million revolving credit facility, together with the net proceeds from our initial public offering of $70.5 million and available borrowings under our new credit facility of $110.0 million, will be sufficient to finance our heart hospital development program, other capital expenditures and our working capital requirements for the next 12 months.


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

RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, an annual impairment test of goodwill, reclassification of certain existing recognized intangibles as goodwill, and reassessment of the useful lives of existing recognized intangibles. The nonamortization and amortization provisions of SFAS No. 142 are effective for business combinations completed after June 30, 2001. Our business combinations completed in the Exchange on July 27, 2001 were subject to these provisions, and accordingly, the approximately $27.4 million of goodwill arising from the Exchange is not being amortized under the new rules. As permitted, we have elected to early adopt the remaining provisions of SFAS No. 142 for our fiscal year 2002 beginning October 1, 2001. Other than the immediate discontinuance of goodwill amortization of approximately $115.7 million of recorded net goodwill at October 1, 2001, the adoption of SFAS No. 142 will not have any impact on our financial position, results of operations or cash flows. For the year ended September 30, 2001, we recorded $3.0 million of amortization expense related to goodwill that arose from transactions which occurred prior to June 30, 2001.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. We are currently assessing, but have not yet determined the impact, if any, that adopting SFAS No. 144 will have on our financial position, results of operations and cash flows.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We maintain a policy for managing risk related to exposure to variability in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. To date, we have only entered into fixed interest rate swaps, as discussed below.

         In July 2001, concurrent with our initial public offering of common stock, three of our heart hospitals refinanced their existing mortgage debt by borrowing a total of approximately $79.4 million under our new Credit Facility. Under the terms of the Credit Facility and the new bank mortgage loans, we were required to have in place fixed interest rate swaps, for 50% of the refinanced amount of each new bank mortgage loan, within 90 days of closing. Accordingly, during the fourth quarter we entered into three interest rate swaps which effectively fixed the interest rate on the hedged portion of the new debt at 7.92% for two of the hospitals and at 7.6% for the other hospital. At September 30, 2001, the variable rate on the new mortgage loans is 6.68%, determined as the Eurodollar (LIBOR) rate plus 3.00%. Both the new mortgage loans and the fixed interest rate swaps mature in July 2006.

         Our primary risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at September 30, 2001 include approximately $64.4 million of variable rate debt at an approximate average interest rate of 6.92%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.1 million, $1.4 million and $800,000 for the years ended September 30, 2001 , 2000 and 1999, respectively.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               MEDCATH CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                 46
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of September 30, 2001 and 2000                47
Consolidated Statements of Operations for the Years Ended
  September 30, 2001, 2000 and 1999                                          48
Consolidated Statements of Stockholders' Equity for the Years Ended
  September 30, 2001, 2000 and 1999                                          49
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2001, 2000 and 1999                                          50
Notes to Consolidated Financial Statements                                   52

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina

         We have audited the accompanying consolidated balance sheets of MedCath Corporation and subsidiaries (the Company) as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

November 8, 2001
Charlotte, North Carolina

                               MEDCATH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   SEPTEMBER 30,
                                                                            ---------------------------
                                                                               2001              2000
                                                                            ---------         ---------
Current assets:
  Cash and cash equivalents                                                 $ 114,357         $   7,621
  Accounts receivable, net                                                     65,634            63,505
  Medical supplies                                                              8,196             6,753
  Due from affiliates                                                             273               184
  Prepaid expenses and other current assets                                     4,935             3,483
                                                                            ---------         ---------
      Total current assets                                                    193,395            81,546
Property and equipment, net                                                   265,564           267,438
Investments in and advances to affiliates, net                                  6,486             6,184
Goodwill, net                                                                 115,688           100,776
Other intangible assets, net                                                   20,133            24,366
Other assets                                                                    5,353             5,357
                                                                            ---------         ---------
      Total assets                                                          $ 606,619         $ 485,667
                                                                            =========         =========

Current liabilities:
  Short-term borrowings                                                     $      --         $   2,127
  Accounts payable                                                             26,143            24,199
  Income tax payable                                                              238                53
  Accrued compensation and benefits                                            10,302             8,141
  Accrued property taxes                                                        3,178             3,226
  Other accrued liabilities                                                    13,221             6,036
  Current portion of long-term debt and obligations
     under capital leases                                                      25,422            23,869
                                                                            ---------         ---------
      Total current liabilities                                                78,504            67,651
Long-term debt                                                                201,200           246,093
Obligations under capital leases                                                9,547             2,008
Other long-term obligations                                                     3,643               151
                                                                            ---------         ---------
      Total liabilities                                                       292,894           315,903

Minority interest in equity of consolidated subsidiaries                       12,761             9,139

Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;                  --                --
    none issued
  Common stock, $0.01 par value, 20,000,000 shares authorized;
    18,011,520 and 11,836,991 shares issued and outstanding
    at September 30, 2001 and 2000, respectively                                  180               119
  Paid-in capital                                                             356,614           216,694
  Accumulated deficit                                                         (55,137)          (56,188)
  Accumulated other comprehensive loss                                           (693)               --
                                                                            ---------         ---------
      Total stockholders' equity                                              300,964           160,625
                                                                            ---------         ---------
      Total liabilities, minority interest, and stockholders' equity        $ 606,619         $ 485,667
                                                                            =========         =========

                 See notes to consolidated financial statements.

                               MEDCATH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                     YEAR ENDED SEPTEMBER 30,
                                                             -----------------------------------------
                                                                2001            2000            1999
                                                             ---------       ---------       ---------
Net revenue                                                  $ 377,032       $ 332,342       $ 255,756
Operating expenses:
   Personnel expense                                           106,766          96,884          77,406
   Medical supplies expense                                     91,704          82,780          60,875
   Bad debt expense                                             20,545          16,668          13,021
   Other operating expenses                                     91,277          80,868          71,510
   Depreciation                                                 29,997          30,077          25,271
   Amortization                                                  6,649           6,591           5,289
   Loss (gain) on disposal of property and equipment               162             (69)          1,314
   Gain on sale of hospital                                    (13,461)             --              --
   Impairment of long-lived assets                                 985              --          10,935
                                                             ---------       ---------       ---------
        Total operating expenses                               334,624         313,799         265,621
                                                             ---------       ---------       ---------
Income (loss) from operations                                   42,408          18,543          (9,865)
Other income (expenses):
   Interest expense                                            (26,395)        (30,615)        (22,142)
   Interest income                                               3,521           3,428           2,533
   Other income (expense), net                                    (327)            301             168
   Equity in net losses of unconsolidated affiliates            (2,119)         (2,011)         (5,640)
                                                             ---------       ---------       ---------
        Total other expenses, net                              (25,320)        (28,897)        (25,081)
                                                             ---------       ---------       ---------
Income (loss) before minority interest and income taxes         17,088         (10,354)        (34,946)
Minority interest share of earnings of consolidated
   subsidiaries                                                (14,707)         (3,305)         (6,322)
                                                             ---------       ---------       ---------
Income (loss) before income taxes                                2,381         (13,659)        (41,268)
Income tax benefit (expense)                                      (712)             24           1,338
                                                             ---------       ---------       ---------
Income (loss) before extraordinary item                          1,669         (13,635)        (39,930)
Extraordinary item:
   Loss on extinguishment of debt, net of
   minority interest share of loss of $547 and income
   tax benefit of $395                                            (618)             --              --
                                                             ---------       ---------       ---------
Net income (loss)                                            $   1,051       $ (13,635)      $ (39,930)
                                                             =========       =========       =========

Earnings per share, basic and diluted:
   Income (loss) before extraordinary item                   $    0.13       $   (1.15)      $   (3.37)
                                                             =========       =========       =========
   Extraordinary loss                                        $   (0.05)      $      --       $      --
                                                             =========       =========       =========
   Net income (loss)                                         $    0.08       $   (1.15)      $   (3.37)
                                                             =========       =========       =========

Weighted average number of shares, basic                        13,007          11,837          11,836
                                                             =========       =========       =========
Weighted average number of shares, diluted                      13,107          11,837          11,836
                                                             =========       =========       =========

                 See notes to consolidated financial statements.

                               MEDCATH CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                      ACCUMULATED
                                                 COMMON STOCK                                           OTHER
                                              --------------------     PAID - IN      ACCUMULATED   COMPREHENSIVE
                                              SHARES     PAR VALUE      CAPITAL         DEFICIT          LOSS          TOTAL
                                              ------     ---------     ---------      -----------   -------------    ---------
Balance, September 30, 1998                   11,861       $ 119       $ 217,528       $ (2,623)      $     --       $ 215,024
   Purchase price adjustment                      --          --           1,432             --             --           1,432
   Exercise of stock options                     106           1             374             --             --             375
   Stock repurchase                             (130)         (1)         (2,640)            --             --          (2,641)
   Net loss                                       --          --              --        (39,930)            --         (39,930)
                                              ------       -----       ---------       --------       --------       ---------
Balance, September 30, 1999                   11,837         119         216,694        (42,553)            --         174,260
   Net loss                                       --          --              --        (13,635)            --         (13,635)
                                              ------       -----       ---------       --------       --------       ---------
Balance, September 30, 2000                   11,837         119         216,694        (56,188)            --         160,625
   Exercise of stock options                      43          --             794             --             --             794
   Public offering of common stock             6,000          60         135,837             --             --         135,897
   Issuance of common stock in
      exchange transaction                       132           1           3,289             --             --           3,290
   Comprehensive income:
      Net income                                  --          --              --          1,051             --           1,051
      Fair value of interest rate swaps           --          --              --             --           (693)           (693)
                                                                                                                     ---------
      Total comprehensive income                                                                                           358
                                              ------       -----       ---------       --------       --------       ---------
Balance, September 30, 2001                   18,012       $ 180       $ 356,614       $(55,137)      $   (693)      $ 300,964
                                              ======       =====       =========       ========       ========       =========


                 See notes to consolidated financial statements.

                               MEDCATH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                          --------------------------------------
                                                                            2001           2000           1999
                                                                          --------       --------       --------

 Net income (loss)                                                        $  1,051       $(13,635)      $(39,930)
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Loss on extinguishment of debt                                             618             --             --
    Bad debt expense                                                        20,545         16,668         13,021
    Depreciation and amortization                                           36,646         36,668         30,560
    (Gain) loss on disposal of property and equipment                          162            (69)         1,314
    Gain on sale of hospital                                               (13,461)            --             --
    Impairment of long-lived assets                                            985             --         10,935
    Interest amortization of loan acquisition costs                          1,519          1,568            475
    Equity in net losses of unconsolidated affiliates                        2,119          2,011          5,640
    Minority interest share of earnings of consolidated subsidiaries        14,707          3,305          6,322
    Deferred income taxes                                                       --             --         (3,773)
    Change in assets and liabilities that relate to operations:
      Accounts receivable                                                  (23,835)       (41,214)       (18,900)
      Insurance recovery receivable                                             --          6,531            284
      Medical supplies                                                      (2,012)          (461)          (888)
      Due from affiliates                                                      (89)         1,410         (1,192)
      Prepaid expenses and other current assets                             (1,544)        (1,079)        (4,583)
      Other assets                                                             478            514           (217)
      Accounts payable and accrued liabilities                               9,273          4,409         10,920
                                                                          --------       --------       --------
         Net cash provided by operating activities                          47,162         16,626          9,988
                                                                          --------       --------       --------
 Investing activities:
    Purchases of property and equipment                                    (16,791)       (12,284)       (57,661)
    Proceeds from sale of property and equipment                             1,557          1,023          1,172
    Proceeds from sale of hospital                                          53,798             --             --
    Loans under management agreements                                         (378)          (140)          (722)
    Repayments of loans under management agreements                          1,499            433          5,914
    Acquisition of management contracts                                         --             --         (1,416)
    Investments in and advances to affiliates, net                          (5,765)        (4,699)        (7,201)
    Cash acquired upon consolidation of equity method
        investee                                                               279          2,817             --
    Acquisition of increased ownership in five heart hospitals             (25,374)            --             --
    Settlement of preacquisition contingency                                    --             --          2,300
    Other investing activities                                                  71           (313)            43
                                                                          --------       --------       --------
         Net cash provided by (used in) investing activities                 8,896        (13,163)       (57,571)
                                                                          --------       --------       --------

                               MEDCATH CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                          ---------------------------------------
                                                                            2001            2000           1999
                                                                          ---------       --------       --------
Financing activities:
  Net borrowings of short-term debt                                       $  (2,127)      $  2,127       $     --
  Proceeds from issuance of long-term debt                                  116,785         67,925         70,818
  Repayments of long-term debt                                             (186,149)       (87,253)       (16,681)
  Repayments of obligations under capital leases                             (3,477)        (1,075)          (888)
  Payment of loan acquisition costs and deferred income, net                 (3,522)          (904)          (393)
  Investments by minority partners                                            4,965             70          3,790
  Distributions to minority partners                                        (12,488)        (5,164)        (3,950)
  Proceeds from exercised stock options                                         794             --            375
  Repurchase of common stock                                                     --             --         (2,641)
  Proceeds from initial public offering                                     135,897             --             --
                                                                          ---------       --------       --------
    Net cash provided by (used in) financing activities                      50,678        (24,274)        50,430
                                                                          ---------       --------       --------
  Net increase (decrease) in cash and cash equivalents                      106,736        (20,811)         2,847
  Cash and cash equivalents:
    Beginning of year                                                         7,621         28,432         25,585
                                                                          ---------       --------       --------
    End of year                                                           $ 114,357       $  7,621       $ 28,432
                                                                          =========       ========       ========

Supplemental disclosures of cash flow information:
  Interest paid                                                           $  26,176       $ 28,002       $ 25,333
  Income taxes paid (refunded), net                                              69            235         (2,300)
Supplemental schedule of noncash investing and financing activities:
  Capital expenditures financed by capital leases                            10,495            631          2,800
  Common stock issued for acquisitions                                        3,290             --             --


                 See notes to consolidated financial statements.

                               MEDCATH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (ALL TABLES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       BUSINESS AND ORGANIZATION

         MedCath Corporation (the Company) focuses on the diagnosis and treatment of cardiovascular disease. The Company designs, develops, owns and operates heart hospitals in partnership with cardiologists and cardiovascular surgeons. While each of the Company's heart hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of September 30, 2001, the Company owned and operated eight heart hospitals, together with its physician partners, who own an equity interest in the heart hospital where they practice. The Company's existing heart hospitals have a total of 460 licensed beds and are located in Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. In addition to its heart hospitals, the Company provides cardiovascular care services in diagnostic and therapeutic facilities located in seven states and through mobile cardiac catheterization laboratories (the Diagnostic Division). The Company also provides consulting and management services tailored to cardiologists and cardiovascular surgeons (the Cardiology Consulting and Management, or CCM, Division).

         The Company completed its initial public offering of common stock (the Offering) in July 2001 by issuing 6,000,000 shares of common stock at a price of $25.00 per share. Net proceeds from the Offering after the underwriters' discount and offering expenses were approximately $135.9 million.

         Concurrent with the Offering, the Company completed a series of transactions to prepare for the Offering and to increase its ownership interest in some of its heart hospitals. First, the Company, MedCath Corporation, was established as the new holding company by issuing 11,879,918 shares of its common stock in exchange for all of the outstanding shares of common stock of the predecessor holding company, MedCath Holdings, Inc. Second, the Company completed a series of transactions in which it issued 131,602 shares of common stock valued at the public offering price and paid approximately $25.4 million cash to acquire additional ownership interests in five of its heart hospitals from its physician and hospital partners in each of those heart hospitals. The shares of common stock issued in these transactions were in addition to the shares sold in the Offering. The cash paid in these transactions was financed with a portion of the net proceeds from the Offering. See Note 3 for further discussion of these transactions (hereinafter, collectively referred to as the Exchange).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries that are wholly and majority owned and/or over which substantive control is exercised. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates, in which the Company has 20% or more ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliates' operating and financial policies, are accounted for using the equity method of accounting.

         Reclassifications - Certain prior period amounts have been reclassified to conform to the current period presentation.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents - Cash consists of currency on hand and demand deposits with financial institutions. Cash equivalents include investments in highly liquid instruments with original maturities of three months or less.

         Medical Supplies - Medical supplies consist primarily of laboratory and surgical supplies, contrast media, and catheters and are stated at the lower of first-in, first-out (FIFO) cost or market.

         Property and Equipment - Property and equipment are recorded at cost and are being depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment and software. Repairs and maintenance costs are charged against income while betterments are capitalized as additions to the related assets. Retirements, sales, and disposals are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in operating income. Amortization of property and equipment recorded under capital leases is included in depreciation expense. Interest expense incurred in connection with the construction of heart hospitals is capitalized as part of the cost of the building until the facility is operational, at which time depreciation begins using the straight-line method over the estimated useful life of the building.

         Goodwill and Other Intangible Assets - Goodwill represents the excess purchase price over the fair value of net assets acquired. The cumulative amounts of goodwill amortization at September 30, 2001 and 2000 were approximately $8.6 million and $6.3 million , respectively.

         Other intangible assets consist of management contracts, loan acquisition costs and other intangible assets. Management contracts consist of amounts paid to acquire certain contracts related to cardiac diagnostic and therapeutic facilities and CCM physician practices and the value assigned to a certificate of need (CON) exemption for cardiac diagnostic and therapeutic facilities. Loan acquisition costs are the costs associated with obtaining long-term financing (Loan Costs). The cumulative amounts of other intangible assets amortization at September 30, 2001 and 2000 were approximately $12.7 million and $10.0 million, respectively.

         Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited - see also Recent Accounting Pronouncements below. The Company has determined that the period benefited by goodwill is 40 years, and accordingly goodwill is being amortized on a straight-line basis over 40 years. Similarly, intangible assets related to management contracts for cardiac diagnostic and therapeutic facilities are being amortized over the related contract lives which range from 5 to 23 years and the certificate of need exemption is being amortized over 8 years based on the related estimated periods of future benefit of such intangible assets. Loan costs are being amortized to interest expense over the life of the related debt agreements.

         Impairment of Long-Lived Assets - The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets, and Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with APB Opinion No. 17 and SFAS No. 121, as applicable, the Company assesses carrying value of goodwill, intangible assets, and other long-lived assets as facts and circumstances suggest that the carrying value of those assets may not be recoverable. The Company considers internal and external factors relating to each acquired entity and division, including hospital and physician contract changes, local market developments, changes in third-party reimbursement methodologies, national health care trends, and other publicly available information. The Company assesses impairment of the intangible assets and goodwill whenever the Company's operating trends have had other than a temporary adverse change. Whenever events or changes in circumstances indicate that the goodwill, intangible assets and other long-lived assets may be impaired, the Company projects the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not recoverable, then such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances, including discounted cash flows using the Company's cost of capital. Considerable judgment is necessary to estimate future cash flows and fair values. Accordingly, actual results could vary significantly from such estimates.

         Based on negotiations in March 2001 with a physician group under management contracts in the CCM Division, the Company determined that the carrying value of certain long-lived assets may not be recoverable. The Company assessed the recoverability of these assets at March 31, 2001 by comparing the revised expected future cash flows to the carrying value and concluded the carrying value had become impaired. Accordingly, the Company recognized noncash impairment charges totaling approximately $985,000 during its second quarter ended March 31, 2001 to adjust the long-lived assets to the anticipated future cash flows discounted using the Company's cost of capital. Considerable judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates.

         No impairment charges were necessary for the year ended September 30, 2000.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         At September 30, 1999, the Company determined that the estimated future undiscounted cash flows for the CCM Division were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying value of its long-lived assets to their estimated fair value, which included adjustments of goodwill to zero and management contracts to $11.7 million, resulting in noncash impairment charges of approximately $4.5 million and $6.4 million, respectively, for a total of $10.9 million. The Company also reevaluated the lives associated with the remaining management contracts. Estimated useful lives for the management contracts were adjusted to between 1 and 7 years based on circumstances that existed at that time. The estimated fair value of the long-lived assets was based on anticipated future cash flows discounted at a rate using the Company's cost of capital. Considerable judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates.

         Other Long-Term Obligations - Other long-term obligations consist of amounts due to equipment vendors for which the Company has a commitment to refinance on a long-term basis, a working capital note due to one of our heart hospital's partners and the Company's liability for its interest rate swap derivatives, which are recognized at their fair market value as of the balance sheet date.

         Revenue Recognition - The Company's heart hospitals have agreements with third-party payors that provide for payments to the hospitals at amounts different from their established rates. Payment arrangements include prospectively determined rates per discharge and per visit, reimbursed costs (subject to limits), and discounted charges. Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others as services are rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period that the related services are rendered and adjusted in future periods as final settlements are determined. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. For the years ended September 30, 2001, 2000 and 1999, net revenue from Medicare and Medicaid represented approximately 55%, 50% and 50% of consolidated net revenue, respectively. In addition, amounts due from Medicare and Medicaid comprised 30% and 34% of the net accounts receivable balance at September 30, 2001 and 2000, respectively.

         The Company's managed diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories operate under various contracts where management fee revenue is recognized under fixed-rate and percentage-of-income arrangements as services are rendered. In addition, certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories recognize additional revenue under cost reimbursement and equipment lease arrangements.

         Net revenue from the Company's owned diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories is reported at the estimated net realizable amounts due from patients, third-party payors, and others as services are rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors.

         The Company's CCM physician practices operate under various contracts where management fee revenue is recognized under various percent-of-income and cost-reimbursement arrangements as services are rendered. The Company's management fee for the services provided to the CCM physician practices is calculated as a percentage of operating income of the practice, ranging from 15% to 20%, plus reimbursement of certain expenses incurred in managing the practice. The total net revenue derived from the Company's CCM physician practices represented approximately 6%, 6% and 8% of the Company's consolidated net revenue for the years ended September 30, 2001, 2000 and 1999, respectively.

         Advertising - Advertising costs are expensed as incurred. During the years ended September 30, 2001, 2000 and 1999, the Company incurred approximately $2.7 million, $3.4 million and $3.5 million of advertising expenses, respectively.

         Pre-opening Expenses - Pre-opening expenses consist of new venture costs incurred during development of a new venture and prior to its opening for business. Such costs are expensed as incurred and are included in the operating expense categories in the accompanying statements of operations. The Company recognized pre-opening

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


expenses of approximately $1.4 million, $549,000 and $6.6 million for the years ended September 30, 2001, 2000 and 1999, respectively.

         Income Taxes - Deferred income taxes are provided for under the liability method based on temporary differences that arise due to differences between tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future deductibility is uncertain.

         Members and Partners' Share of Hospital's Net Income and Loss - Each of the Company's consolidated hospitals is organized as a limited liability company or limited partnership, with one of the Company's wholly-owned subsidiaries serving as the manager or general partner and typically holding from 51% to 71% of the ownership interest in the entity. In most cases, physician partners or members own the remaining ownership interests as members or limited partners. In some instances, local market conditions have made it advantageous for the Company to organize a heart hospital with a community hospital investing as an additional partner or member. In those instances, the Company generally holds a minority interest in the heart hospital with the community hospital and physician partners owning the remaining interests also as minority partners. These heart hospitals are generally accounted for under the equity method of accounting. Profits and losses of heart hospitals accounted for under either the consolidated or equity methods are generally allocated to its owners based on their respective ownership percentages. If the cumulative losses of a heart hospital exceed its initial capitalization and committed capital obligations of the partners or members, the Company is required, due to at risk capital position, by generally accepted accounting principles, to recognize a disproportionate share of the hospital's losses that otherwise would be allocated to all of its owners on a pro rata basis. In such cases, the Company will recognize a disproportionate share of the hospital's future profits to the extent the Company has previously recognized a disproportionate share of the hospital's losses.

         Stock-Based Compensation - The Company grants stock options and issues shares under option plans described in Note 12. The Company accounts for stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is determined based on the intrinsic value of the equity instrument award; and, accordingly, no compensation expense is recognized for options granted with an exercise price equal to the fair value of the shares at the date of grant. See Note 12 for pro forma disclosures required by SFAS No. 123 and additional information on the Company's stock options.

         Segment Reporting - The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for a public company to report annual and interim financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses have similar economic characteristics and are considered similar under the criteria established by SFAS No. 131. The description of the Company's reportable segments and the disclosure of segment information pursuant to SFAS No. 131 are presented in Note 18.

         Accounting Changes - Effective October 1, 2000 (fiscal 2001), the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company's policy for managing risk related to its exposure to variability in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks.
In addition, the Company may be required to hedge some or all of its market risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


adoption of SFAS No. 133 did not have any impact on the Company's financial position, results of operations or cash flows. See also Note 7.

         Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, an annual impairment test of goodwill, reclassification of certain existing recognized intangibles as goodwill, and reassessment of the useful lives of existing recognized intangibles. The nonamortization and amortization provisions of SFAS No. 142 are effective for business combinations completed after June 30, 2001. The Company's business combinations completed in the Exchange on July 27, 2001 were subject to these provisions, and accordingly, the approximately $27.4 million of goodwill arising from the Exchange is not being amortized under the new rules. As permitted, the Company has elected to early adopt the remaining provisions of SFAS No. 142 for its fiscal year 2002 beginning October 1, 2001. Other than the immediate discontinuance of goodwill amortization of approximately $115.7 million of recorded net goodwill at October 1, 2001, the adoption of SFAS No. 142 will not have any impact on the Company's financial position, results of operations or cash flows. For the year ended September 30, 2001, the Company recorded $3.0 million of amortization expense related to goodwill that will cease being amortized under the new rules.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. The Company is currently assessing, but has not yet determined the impact, if any, that adopting SFAS No. 144 will have on its financial position, results of operations and cash flows.

3.       BUSINESS COMBINATIONS AND HOSPITAL DEVELOPMENT

         Acquisitions Completed Subsequent to September 30, 2001 - Effective October 1, 2001, the Company acquired an additional 45.0% ownership interest in its Heart Hospital of New Mexico from its physician and hospital partners. The Company paid approximately $17.4 million for this additional ownership interest, using a portion of the net proceeds from the Offering. As a result of the increase in the Company's ownership interest in the Heart Hospital of New Mexico from a 24.0% minority to a 69.0% majority ownership position, the Company obtained substantive control of the heart hospital and will begin to consolidate the hospital's results of operations and financial position from October 1, 2001 (the first day of the Company's fiscal year 2002). Before the acquisition, the Company was required to account for its investment in the Heart Hospital of New Mexico using the equity method of accounting.

         Acquisitions Completed During Fiscal Year 2001 - As summarized in Note 1, as part of the Exchange in July 2001, the Company offered its physician and community hospital partners in some of its heart hospitals the opportunity to either exchange a portion of their ownership interests in those heart hospitals for shares of the Company's common stock valued at the price of the shares sold in the Offering or to sell a portion of their ownership interests to the Company for cash. The Company also entered into a separate agreement with its physician partners in one of its heart hospitals to purchase additional ownership interests from them for cash. The Company issued a total of 131,602 shares of common stock and paid $25.4 million cash to the partners in the five heart hospitals who elected to participate in the Exchange. The shares of common stock issued in the Exchange were in addition to the shares sold in the Offering, and the cash paid was financed with a portion of the proceeds from the Offering. The table below indicates the Company's ownership interests in these five heart hospitals before and after the Exchange.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                 MEDCATH OWNERSHIP
                                                               ---------------------
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

         As a result of the increase in its ownership interest in Tucson Heart Hospital from a minority to a majority ownership position, the Company obtained substantive control of the heart hospital and began to consolidate its results of operations and financial position from the date of acquisition. Before the Exchange, the Company accounted for its investment in Tucson Heart Hospital using the equity method of accounting.

         Because the carrying amount of the hospitals' net assets underlying the additional ownership interests acquired, which primarily consisted of accounts receivable, medical supplies, property and equipment, current liabilities and long-term debt and capital leases, approximated their fair value at the date of acquisition, the application of purchase accounting did not result in any significant adjustment to the carrying amount of those net assets. As a result of the Exchange, the Company assumed all interests, rights and obligations related to the additional ownership interests being acquired from the partners, including any and all existing rights or obligations relating to capital investment, surplus or deficit in the heart hospital. The total goodwill arising from the Exchange was approximately $27.4 million.

         Other Increases in Hospital Ownership, Fiscal Year 2000 - As of September 30, 1999, the Company (through its wholly owned subsidiary DTO Management, Inc.), Franciscan Health System of the Ohio Valley and Affiliates (Franciscan), and a group of physician and investor members held approximately 36.8%, 31.6% and 31.6% interests, respectively, in Heart Hospital of Dayton. As of October 31, 1999, the Company determined that it had substantive control over Heart Hospital of Dayton and, accordingly, Heart Hospital of Dayton has been accounted for as a consolidated subsidiary beginning October 1, 1999 (first day of the Company's fiscal year 2000). Effective October 1, 2000, Heart Hospital of Dayton reached an agreement with Franciscan, whereby Franciscan exchanged its ownership interest and ceased being a member in Heart Hospital of Dayton for a full release from any obligations arising from its interest, including the obligation to guarantee debt and pay debt guarantee fees. As a result of this agreement, the Company's interest in Heart Hospital of Dayton increased to approximately 52.5% and the physician and investor members' interest increased to approximately 47.5%.

         New Hospital Development - During 1999, the Company entered into a venture to develop and construct the Harlingen Medical Center, which will focus on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology, and will be located in Harlingen, Texas. The Harlingen Medical Center is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital. The Company began construction on the Harlingen Medical Center in June 2001 and expects to open the hospital during October 2002. As of September 30, 2001, the Harlingen Medical Center is committed under a construction contract with a preliminary budget contract sum of $18.5 million to construct the hospital. The Harlingen Medical Center had paid $4.4 million and accrued $2.2 million under this construction contract as of September 30, 2001.

         In April 2001, the Company entered into a venture to develop and construct the Louisiana Heart Hospital, which will be a heart hospital located in St. Tammany Parish just north of New Orleans, Louisiana. The Louisiana Heart Hospital is accounted for as a consolidated subsidiary since the Company, through its wholly owned subsidiary, owns an approximate 53.0% interest in the venture, with physician investors owning the remaining 47.0%, and the Company exercises substantive control over the heart hospital. The Company entered into a construction contract with a preliminary budget contract sum of $30.0 million and began construction of the Louisiana Heart Hospital in November 2001 and expects to open the heart hospital during the first quarter of calendar 2003.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         In October 2001, the Company entered into a venture to develop and construct the San Antonio Heart Hospital, which will be located in San Antonio, Texas. The San Antonio Heart Hospital is accounted for as a consolidated subsidiary since the Company, through its wholly owned subsidiary, owns an approximate 52% interest in the venture, with physician investors owning the remaining 48%, and the Company exercises substantive control over the heart hospital. The Company expects to begin construction on the San Antonio Heart Hospital in the first quarter of calendar year 2002 and open it during the second quarter of calendar year 2003.

         Diagnostic and Therapeutic Facilities Development - During 2001, the Company entered into two new joint ventures with physicians for cardiac diagnostic and therapeutic facilities, one in Greensboro, North Carolina and the other in Wilmington, North Carolina. Projected opening dates for the Greensboro Heart Center and Wilmington Heart Center fixed-site cath labs are March 2002 and April 2002, respectively. The Company will own an approximate 51% interest and exercise substantive control over each venture.

         Disposition of McAllen Heart Hospital - On March 1, 2001, McAllen Heart Hospital, in which the Company owned a 50.2% majority interest, was sold to an affiliate of Universal Health Services, Inc. for approximately $56.0 million. Approximately $38.0 million of the sale proceeds were used to repay the hospital's long-term debt, including intercompany amounts paid to the Company, which the Company then used to repay amounts outstanding under its revolving credit facility. After the write-off of approximately $10.3 million of goodwill and purchase accounting valuation adjustments in McAllen Heart Hospital, which arose from a 1998 merger transaction, the Company recognized a net gain of $13.5 million in its consolidated results of operations for the year ended September 30, 2001. Approximately $8.0 million was recognized in earnings allocated to minority interests as a result of the sale. This minority interest amount was determined before the write-off of the Company's goodwill and the purchase accounting valuation adjustments and after the allocation of amounts to the Company for recovery of disproportionate losses of McAllen Heart Hospital, which had previously been recognized in the Company's consolidated results of operations.

4.       EQUITY INVESTMENTS

         Advances to unconsolidated affiliates and losses in excess of investments of unconsolidated affiliates accounted for under the equity method consist of the following at September 30:

                                                         2001                                     2000
                                         -----------------------------------      -----------------------------------
                                         ADVANCES     INVESTMENT        NET       ADVANCES      INVESTMENT       NET
                                         --------     ----------     --------     --------      ----------      ------
MedCath of Tucson, LLC                   $    --       $    --       $    --      $ 21,844       $(17,665)      $4,179
Heart Hospital of New Mexico, LLC             --           300           300           626           (162)         464
Heart Hospital of South Dakota, LLC        7,398        (1,212)        6,186           719            822        1,541
                                         -------       -------       -------      --------       --------       ------
                                         $ 7,398       $  (912)      $ 6,486      $ 23,189       $(17,005)      $6,184
                                         =======       =======       =======      ========       ========       ======


         Advances to unconsolidated affiliates bear interest at prime plus 1% (7.0% and 10.5% at September 30, 2001 and 2000, respectively), and are payable on demand and prior to any distribution of earnings.

         The combined results of operations and financial position of the Company's unconsolidated affiliates are summarized below:

                                                            YEAR ENDED SEPTEMBER 30,
                                                    -----------------------------------------
                                                       2001            2000            1999
                                                    ---------       ---------       ---------
Condensed Statement of Operations Information:
  Net revenue                                       $ 110,080       $  72,282       $  24,348
  Income from operations                                7,280           3,475           1,798
  Net income (loss)                                    (2,199)         (5,237)         13,248

Condensed Balance Sheet Information:
  Current assets                                       16,788          20,387          13,449
  Noncurrent assets                                    80,035          84,989         104,059
  Current liabilities                                  13,405          17,118          19,679
  Noncurrent liabilities                               83,381         105,301         112,730
  Net equity (deficit)                                     37         (17,043)        (14,901)

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         As discussed in Notes 1 and 3, the Company began consolidating Tucson Heart Hospital upon acquiring a majority interest in and substantive control of the heart hospital as part of the Exchange completed in July 2001. From July 1999 through July 2001, the Company accounted for its minority investment in the Tucson Heart Hospital using the equity method of accounting. Prior to July 1999, the Company consolidated the Tucson Heart Hospital. The Company deconsolidated the Tucson Heart Hospital as of July 31, 1999 upon entering into an agreement whereby a third-party community hospital investor, Carondelet Health Network, obtained a 33 1/3% ownership interest in the Tucson Heart Hospital, which reduced the Company's interest from a majority position to a minority position.

         As discussed in Note 3, the Company will begin consolidating the Heart Hospital of New Mexico effective October 1, 2001 (the first day of the Company's fiscal year 2002) as a result of acquiring a majority interest in and substantive control of the heart hospital on that date.

         In 1999, the Company entered into a venture with physicians and a community hospital partner to construct and operate the Heart Hospital of South Dakota in Sioux Falls, South Dakota. The Heart Hospital of South Dakota commenced operations on March 20, 2001. The Company accounts for its approximately 33.3% minority investment in the Heart Hospital of South Dakota using the equity method of accounting.

5.       ACCOUNTS RECEIVABLE

         Accounts receivable, net, consists of the following:

                                                                         SEPTEMBER 30,
                                                                     -----------------------
                                                                       2001           2000
                                                                     --------       --------
Receivables, principally from patients and third-party payors        $ 63,659       $ 63,641
Receivables, principally from billings to hospitals for various
   cardiovascular procedures                                            5,178          5,256
Amounts due under management contracts                                    352          2,898
Other                                                                   5,104          5,332
                                                                     --------       --------
                                                                       74,293         77,127
Less allowance for doubtful accounts                                   (8,659)       (13,622)
                                                                     --------       --------
Accounts receivable, net                                             $ 65,634       $ 63,505
                                                                     ========       ========


      Activity for the allowance for doubtful accounts was as follows:

                                            YEAR ENDED SEPTEMBER 30,
                                     --------------------------------------
                                       2001           2000           1999
                                     --------       --------       --------
Balance, beginning of year           $ 13,622       $  8,128       $  3,343
   Bad debt expense                    20,545         16,668         13,021
   Increase due to acquisition          2,844             --             --
   Write-off, net of recoveries       (28,352)       (11,174)        (8,236)
                                     --------       --------       --------
Balance, end of year                 $  8,659       $ 13,622       $  8,128
                                     ========       ========       ========

         In 1998, the Company experienced flooding that caused significant damage and delayed the scheduled opening of the Company's hospital in Phoenix, Arizona. The Company recorded a $6.5 million insurance receivable at September 30, 1999 representing its best estimate of the amount recoverable for physical damages. During the year ended September 30, 2000, the Company collected $9.3 million, net of attorneys' fees, including a gain of approximately $2.8 million resulting from recoveries for the business interruption, which was recorded in net revenue for the period.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.       PROPERTY AND EQUIPMENT

         Property and equipment, net, consists of the following:

                                         SEPTEMBER 30,
                                   -------------------------
                                      2001            2000
                                   ---------       ---------
Land                               $  15,075       $  14,370
Buildings                            165,006         161,891
Equipment                            177,448         166,719
Construction in progress               9,053           2,747
                                   ---------       ---------
Total, at cost                       366,582         345,727
Less accumulated depreciation       (101,018)        (78,289)
                                   ---------       ---------
Property and equipment, net        $ 265,564       $ 267,438
                                   =========       =========



         Substantially all of the Company's property and equipment is pledged as collateral for various long-term obligations (see Notes 7 and 8).

7.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                       SEPTEMBER 30,
                                                 -------------------------
                                                    2001            2000
                                                 ---------       ---------
New credit facility and bank mortgage loans      $  78,972       $      --
Pre-existing bank mortgage loans                    24,069          76,422
Real estate investment trust (REIT) loans           54,886          80,200
Revolving credit facility                               --          33,000
Notes payable to various lenders                    66,763          78,984
                                                 ---------       ---------
                                                   224,690         268,606
Less current portion                               (23,490)        (22,513)
                                                 ---------       ---------
Long-term debt                                   $ 201,200       $ 246,093
                                                 =========       =========


         New Credit Facility and Bank Mortgage Loans - Concurrent with the Offering, the Company became a party to a new $189.6 million credit facility (the Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the indebtedness of three of the Company's existing heart hospitals and provides the Company with $110.0 million of available capital to finance its development heart hospital program. As of September 30, 2001, no amounts had been borrowed against this $110.0 million of committed financing under the Credit Facility.

         In July 2001, three of the Company's consolidated heart hospitals borrowed a total of $79.6 million under the Credit Facility to fund the repayment of $77.5 million of outstanding principal under their existing REIT and bank mortgage loans, $856,000 of prepayment penalty, and $1.3 million of debt issuance costs. As a result of the prepayment penalty and unamortized debt issue costs on the existing indebtedness, the Company recognized an extraordinary loss on the extinguishment of debt of approximately $618,000 net of minority interests and income taxes, in the fourth quarter of fiscal 2001. Each loan under the Credit Facility is separately documented and secured by the assets of the borrowing heart hospital only. Each loan under the Credit Facility amortizes based on a 20-year term, matures on July 27, 2006, and accrues interest at variable rates on either the Base Rate (as defined) plus an applicable margin, or Eurodollar Rate (LIBOR) plus an applicable margin. At closing and at September 30, 2001, the interest rate for each loan under the Credit Facility was 6.68%.

         Under the terms of the Credit Facility, these three heart hospitals were required to have in place fixed interest rate swaps, for 50% of the refinanced amount, within 90 days of the closing. Accordingly, in September 2001, the Company's three heart hospitals entered into fixed interest rate swaps for notional amounts of 50% of the

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


outstanding balances of the bank mortgage loans under the Credit Facility, which effectively fixed the interest rate on the hedged portion of these bank mortgage loans at a rate of 7.92% for two of the hospitals and at 7.6% for the other hospital. In accordance with SFAS No. 133 and the Company's market risk policy as discussed in Note 1, the swaps qualify for cash flow hedge accounting. The Company recognizes interest expense based upon the fixed interest rates provided under the swaps, while the changes in fair value of the swaps ($693,000 loss for the year ended September 30, 2001) are recorded as other comprehensive income
(loss) with the corresponding charge recorded to either the derivative asset or liability in the consolidated balance sheet (other long-term obligations at September 30, 2001). Future changes on the fair value of the swaps will be recorded based upon the variability in market interest rates through July 2006, the termination date of the swaps and the Credit Facility.

         The Company guarantees the obligations of its heart hospital subsidiaries and unconsolidated affiliates for the bank mortgage loans made to them under the Credit Facility.

         Pre-existing Bank Mortgage Loans - From 1997 to 2000, the Company entered into mortgage loans with a syndicate of banks for the purposes of financing a portion of the land acquisition and construction costs of two of the Company's heart hospitals and refinancing debt of one other of the Company's heart hospitals. During fiscal year 2001, two of these heart hospitals refinanced their existing bank mortgage loans with new bank mortgage loans obtained under the Credit Facility. Consequently, as of September 30, 2001, the Company's Pre-existing Bank Mortgage Loan balance includes the outstanding indebtedness of only one heart hospital. The mortgage loan payments are based on a 20-year amortization schedule with the remaining principal due in full on March 31, 2007. The interest rate on this bank mortgage loan is LIBOR plus three hundred fifty basis points. At September 30, 2001, the interest rate on the loan was 7.0%, and the loan is collateralized by a pledge of the Company's interest in the related heart hospital, the hospital's land, buildings, fixtures, and certain other assets.

         REIT Loans - From 1994 to 1997, the Company entered into mortgage loans with real estate investment trusts for the purpose of financing the land acquisition and construction costs of three of its majority-owned subsidiary heart hospitals. During fiscal year 2001, one of these REIT Loans, which was for McAllen Heart Hospital, was repaid in connection with the disposition of that heart hospital, as discussed in Note 3. A second of these REIT Loans was refinanced during fiscal year 2001 by a new bank mortgage loan obtained under the Credit Facility. Consequently, as of September 30, 2001, the Company's REIT Loan balance includes the outstanding indebtedness of two heart hospitals, one of which became a majority-owned subsidiary during July 2001 as a result of the Exchange transaction. The interest rate on the outstanding REIT Loans was 3 1/2% to 4 1/4% above a rate index tied to U.S. Treasury Notes, that is determined on the completion date of the hospital, and subsequently increases per year by 20 basis points for one hospital and 27 basis points for the other hospital. The principal and interest on the REIT Loans is payable monthly over seven-year terms from the completion date of each hospital using extended period amortization schedules and include balloon payments at the end of each respective term. Each is subject to extension for an additional seven years at the option of the Company. Borrowings under the REIT Loans are collateralized by a pledge of the Company's interest in the related heart hospitals' land, building, and fixtures and certain other assets. At September 30, 2001, the Company guaranteed 100% of the outstanding balances of the REIT Loans. The average interest rate as of September 30, 2001 on the REIT Loans was 9.53%. At September 30, 2001, the Company was also contingently liable for outstanding letters of credit of $877,000 million relating to the REIT Loans.

         Revolving Credit Facility - The Company entered into a $100.0 million revolving credit facility (the Revolver) dated as of July 31, 1998, with a syndicate of banks, the proceeds of which are to be used for general corporate purposes. All outstanding borrowings under the Revolver are payable on January 31, 2005. The Revolver is collateralized by all shares of MedCath Intermediate Holdings, Inc. (a wholly owned subsidiary of the Company), all intercompany debt owed by each of its present and future subsidiaries, and all proceeds from the sales of its present and future subsidiaries. Borrowings under the Revolver bear interest at variable rates based, at the Company's option, on LIBOR plus an additional margin ranging from .875% to 2.25%, based on the Company's performance, or the prime rate plus an additional margin ranging to 1.00%, based on the Company's performance. As of September 30, 2001, the applicable interest rate on available funds was 8.75%.

         Of the $100.0 million in availability under the Revolver, $10 million is designated for short-term borrowings. In July 2001, the Company used a portion of the proceeds from the Offering to pay all amounts outstanding under the Revolver.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


At September 30, 2001, no amounts were outstanding under the short-term portion of the Revolver. At September 30, 2000, $2.1 million was outstanding under the short-term portion of the Revolver. Short-term borrowings bear interest at the prime rate plus 0.75%. At September 30, 2000, the applicable interest rate on the available funds was 9.5%.

         Notes Payable - The Company has acquired substantially all of the medical and other equipment for its heart hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. Amounts borrowed under these notes are payable in monthly installments of principal and interest over 5 to 7 year terms. Interest is at fixed rates ranging from 7.23% to 10.25%. The Company has guaranteed up to 51% of the equipment loans of its majority-owned heart hospitals.

         Debt Covenants - Covenants related to long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. The Company was in compliance with all covenants at September 30, 2001.

         Guarantees of Unconsolidated Affiliates' Debt - The Company has guaranteed the real estate and equipment debt of two affiliate hospitals in which it has a minority interest at September 30, 2001. The Company provides such guarantees in exchange for a fee from either the affiliate hospital or the partners in that affiliate hospital. A schedule of outstanding debt amounts at September 30, 2001 and the Company's related guarantee percentages or amounts follows:

                                                                         GUARANTEE
                                                           AMOUNT       PERCENTAGE
                                                         OUTSTANDING     OR AMOUNT
                                                         -----------    -----------
 Heart Hospital of New Mexico, LLC       Real estate       $22,962        $10,455

 Heart Hospital of South Dakota          Real estate       $30,118             50%

         Future Maturities - Future maturities of long-term debt at September 30, 2001 are as follows:

 FISCAL YEAR
 -----------
  2002                               $  23,491
  2003                                  23,749
  2004                                  22,426
  2005                                  34,522
  2006                                 105,292
  Thereafter                            15,210
                                     ---------
                                     $ 224,690
                                     =========

8.       OBLIGATIONS UNDER CAPITAL LEASES

         The Company currently leases several diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware, equipment and certain vehicles under noncancelable capital leases expiring through fiscal year 2007. Some of these leases contain provisions for annual rental adjustments based on increases in the consumer price index, renewal options, and options to purchase during the lease terms. Amortization of the capitalized amounts is included in depreciation expense. Total assets under capital leases (net of accumulated depreciation of approximately $9.8 million and $2.6 million) at September 30, 2001 and 2000, were approximately $14.7 million and $4.5 million, respectively, and are included in property and equipment. Lease payments during the years ended September 30, 2001 and 2000 were $4.3 million and $1.4 million, respectively, and include interest of approximately $861,000 and $304,000, respectively.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Future minimum lease payments at September 30, 2001 are as follows:

FISCAL YEAR
-----------
2002                                              $  2,883
2003                                                 2,888
2004                                                 2,772
2005                                                 2,498
2006                                                 2,684
Thereafter                                             637
                                                  --------
Total future minimum lease payments                 14,362
Less amounts representing interest                  (2,883)
                                                  --------
Present value of net minimum lease payments         11,479
Less current portion                                (1,932)
                                                  --------
                                                  $  9,547
                                                  ========

9.       COMMITMENTS AND CONTINGENCIES

         Operating Leases - One of the Company's subsidiaries leases certain office space to a physician group under a noncancelable operating lease which commenced in fiscal year 2000. During fiscal years 2001 and 2000, the Company received approximately $485,000 in rental income from this lease.

         The Company currently leases several cardiac diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware equipment, and certain vehicles under noncancelable operating leases expiring through fiscal year 2008. Total rent expense under all rental commitments was approximately $5.9 million, $3.6 million and $2.5 million for the years ended September 30, 2001, 2000 and 1999, respectively.

         The approximate future minimum rental income and commitments under noncancelable operating leases as of September 30, 2001 are as follows:

         Compliance - Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and may be modified. The Company believes that it is in compliance with such laws and regulations and it is not aware of any investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including substantial fines and criminal penalties, as well as repayment of previously billed and collected revenue from patient services and exclusion from the Medicare and Medicaid programs.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10.      INCOME TAXES

         The components of income tax expense (benefit) are as follows:


                                                    YEAR ENDED SEPTEMBER 30,
                                                --------------------------------
                                                2001        2000           1999
                                                ----        ----         -------
Current tax (benefit) expense:
  Federal                                       $ --        $ --         $ 1,879
  State                                          317         (24)            556
                                                ----        ----         -------
    Total current tax (benefit) expense          317         (24)          2,435

Deferred tax (benefit) expense:
  Federal                                        344          --          (3,386)
  State                                           51          --            (387)
                                                ----        ----         -------
    Total deferred tax (benefit) expense         395          --          (3,773)
                                                ----        ----         -------
    Total income tax (benefit) expense          $712        $(24)        $(1,338)
                                                ====        ====         =======

       The components of net deferred taxes at September 30 are as follows:

                                                                    2001             2000
                                                                  --------         --------
Deferred tax liabilities:
   Excess of book over tax bases of property and equipment        $ 19,934         $ 16,575
   Excess of book over tax bases in equity investments                  11              529
   Management contracts                                              3,097            3,899
   Other                                                               382              278
                                                                  --------         --------
     Total deferred tax liabilities                                 23,424           21,281
                                                                  --------         --------

Deferred tax assets:
   Net operating and economic loss carryforward                     17,210           18,089
   AMT credit carryforward                                           1,336            1,336
   Management contracts                                              1,460            2,792
   Nondeductible allowances                                          1,721            4,616
   Organization and start-up costs                                   4,204            5,463
   Other                                                             3,905            2,761
                                                                  --------         --------
     Total deferred tax assets before valuation allowance           29,836           35,057
Valuation allowance on net deferred tax assets                      (6,412)         (13,776)
                                                                  --------         --------
     Total deferred tax assets                                      23,424           21,281
                                                                  --------         --------
     Net deferred tax balance                                     $     --         $     --
                                                                  ========         ========

         At September 30, 2001 and 2000, the Company's net deferred tax assets are fully offset by a valuation allowance as sufficient positive evidence does not exist to support recognition of such assets. The Company will continue to assess the valuation allowance and, to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred assets will be recognized in the future.

         Net operating and economic losses of approximately $44.1 million will begin to expire in the years 2015 and 2019.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The differences between the U.S. federal statutory tax rate and the effective rate are as follows:

                                          2001            2000           1999
                                          ----            ----           ----
Statutory federal income tax rate          34.0%          34.0%          34.0%
State income taxes                         54.9%           3.8%           2.7%
Goodwill                                  179.3%         (12.2)%         (6.1)%
Decrease in valuation allowance          (309.3)%        (16.9)%        (25.2)%
Other                                      71.0%          (8.5)%         (2.2)%
                                         ------          -----          -----
Effective income tax rate                  29.9%           0.2%           3.2%
                                         ======          =====          =====

11.      PER SHARE DATA

         The calculation of diluted net income (loss) per share considers the potential dilutive effect of options to purchase 2,291,595 shares, 2,178,722 shares and 1,763,580 shares of common stock at prices ranging from $3.54 to $19.00 which were outstanding at September 30, 2001, 2000 and 1999, respectively. These options have not been included in the calculation of diluted net loss per share for the years ended September 30, 2000 and 1999 because the options were anti-dilutive.

         The following table sets forth the reconciliation of basic earnings per share to diluted earnings per share for the year ended September 30, 2001:

                                            WEIGHTED
                                             AVERAGE
                               NET            SHARES        EARNINGS
                             INCOME        OUTSTANDING     PER SHARE
                             ------        -----------     ---------
Basic                        $1,051          13,007          $0.08
Effect of dilution:
  Stock options                  --             100             --
                             ------          ------          -----
Diluted                      $1,051          13,107          $0.08
                             ======          ======          =====

12.      STOCK OPTION PLANS

         On July 28, 1998, the Company's Board of Directors adopted a stock option plan (the 1998 Stock Option Plan) under which it may grant incentive stock options and nonqualified stock options to officers and other key employees. Under the 1998 Stock Option Plan, the Board of Directors may grant option awards and determine the option exercise period, the option exercise price, and such other conditions and restrictions on the grant or exercise of the option as it deems appropriate. The 1998 Stock Option Plan provides that the option exercise price may not be less than the par value of the common stock as of the date of grant and that the options may not be exercised more than ten years after the date of grant. Options, other than replacement options, that have been granted during the years ended September 30, 2001, 2000 and 1999 were granted at an option exercise price of $19.00 and become exercisable on grading and fixed vesting schedules ranging from 4 to 8 years subject to certain performance acceleration features. At September 30, 2001, the maximum number of shares of common stock, which can be issued through awards granted under the 1998 Option Plan is 3,000,000.

         On July 23, 1999, the Company adopted an outside director's stock option plan (the Director's Plan) under which nonqualified stock options may be granted to nonemployee directors. Under the Director's Plan, grants of 2,000 options were granted to each new director upon becoming a member of The Board of Directors and grants of 2,000 options were made to each continuing director after each Annual Stockholders Meeting during the years ended September 30, 2000 and 1999. Effective September 15, 2000, the Director's Plan was amended to increase the number of options granted for future awards from 2,000 to 3,500. Grants of 3,500 options were made to each continuing director after each Annual Stockholders Meeting during the year ended September 30, 2001. All options granted under the Director's Plan through September 30, 2001 have been granted at an exercise price of $19.00.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Options are exercisable immediately upon the date of grant and expire ten years from the date of grant. The maximum number of shares of common stock which can be issued through awards granted under the Director's Plan is 100,000.

         Activity for the option plans during the years ended September 30, 2001, 2000 and 1999 was as follows:

                                             WEIGHTED-                       WEIGHTED-
                            NUMBER OF         AVERAGE       OPTIONS          AVERAGE
                             OPTIONS      EXERCISE PRICE  EXERCISABLE     EXERCISE PRICE
                             -------      --------------  -----------     --------------
Outstanding options,
    September 30, 1998      2,327,542       $   17.37
    Granted                   123,316           19.00
    Exercised                (105,924)           3.54
    Canceled                 (581,354)          18.69
                            ---------
Outstanding options,
    September 30, 1999      1,763,580       $   17.88       158,992          $    6.28
    Granted                   946,142           19.00
    Canceled                 (531,000)          19.00
                            ---------
Outstanding options,
    September 30, 2000      2,178,722       $   18.10       551,337          $   15.44
    Granted                   267,500           19.67
    Exercised                 (42,927)          18.48
    Canceled                 (111,700)          19.00
                            ---------
Outstanding options,
    September 30, 2001      2,291,595       $   18.23       938,141          $   16.93
                            =========


         The following table summarizes information for options outstanding and exercisable at September 30, 2001:

                         OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
     ------------------------------------------------------------        -------------------------
                                      WEIGHTED-         WEIGHTED-                       WEIGHTED-
                                       AVERAGE           AVERAGE                        AVERAGE
      RANGE OF         NUMBER OF      REMAINING         EXERCISE         NUMBER OF      EXERCISE
       PRICES           OPTIONS          LIFE            PRICE            OPTIONS        PRICE
     ------------      ---------      ---------         ---------        ---------      ---------
        $12.00             9,893        4 years           $12.00             9,893       $12.00
          4.75           131,472        7 years             4.75           131,472         4.75
         19.00         1,067,158        7 years            19.00           589,830        19.00
         19.00           443,642        8 years            19.00           111,214        19.00
         19.00           609,430        9 years            19.00            95,732        19.00
         25.00            30,000       10 years            25.00                --        25.00
                       ---------                                           -------
     $4.75 - 25.00     2,291,595                          $18.23           938,141       $16.93
                       =========                                           =======

         The Company accounts for its stock option plans in accordance with APB Opinion No. 25 as discussed in Note 2. No compensation expense has been recognized in the statement of operations for the stock-based awards for the years ended September 30, 2001, 2000 and 1999, as the fair market value of the Company's stock was less than the option exercise prices at the grant date for all options awarded under the stock option plans.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's net income (loss) for the years ended September 30 would have been impacted as follows:

                              YEAR ENDED SEPTEMBER 30,
                        -------------------------------------
                          2001          2000           1999
                        -------       --------       --------
Net income (loss):
   As reported          $ 1,051       $(13,635)      $(39,930)
   Pro forma            $  (515)      $(14,436)      $(41,076)

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which occurred during 2001, 2000 and 1999:

                                    YEAR ENDED SEPTEMBER 30,
                           -------------------------------------------
                              2001             2000           1999
                           ------------    ------------    ------------
 Expected life                8 years         8 years         8 years
 Risk-free interest rate   4.78 - 5.83%    5.93 - 6.69%    4.60 - 5.68%
 Expected volatility           54%              0%              0%

         The weighted average fair value of options granted during the years ended September 30, 2001, 2000 and 1999 with an exercise price greater than the fair value of the stock at the grant date was $12.04, $6.50 and $5.95, respectively.

13.      EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution retirement savings plan (the 401
(k) Plan) which covers all employees who meet minimum service requirements. The 401 (k) Plan allows eligible employees to contribute from 1% to 15% of their annual compensation on a pre-tax basis. The Company, at its discretion, may make an annual contribution of up to 25% of an employee's pre-tax contribution, up to a maximum of 6% of compensation. The Company's contributions to the 401 (k) Plan for the years ended September 30, 2001, 2000 and 1999 were approximately $969,000, $732,000 and $569,000, respectively.

14.      RELATED PARTY TRANSACTIONS

         During the fiscal year ended September 2001, 2000, and 1999 the Company incurred $245,000, $300,000 and $300,000 respectively, in monitoring fees to its principal stockholders and their affiliates. The Company has included $310,000 and $188,000 of such monitoring fees payable to an affiliate of a principal stockholder in its consolidated balance sheets at September 30, 2001 and 2000, respectively.

15.      LITIGATION AND RELATED LIABILITY INSURANCE COVERAGE

         The Company is currently involved in a dispute with Sun Health Corporation, which owns Boswell Memorial Hospital where the Sun City Cardiac Center is located, regarding the pricing arrangement for inpatient procedures. The Sun City Cardiac Center has been providing services to the hospital's patients for many years under a pricing arrangement based upon an expired written agreement. From 1993 until May 1999, Sun Health Corporation paid the amounts billed to them under that pricing arrangement. In May 1999, Sun Health Corporation unilaterally began to discount the payments to the center and has continued to discount them since. The Company subsequently filed suit in the Superior Court of Maricopa County Arizona, on behalf of the center to recover the unpaid amounts of the charges. The parties subsequently agreed to arbitrate the dispute, and final resolution of the arbitration is pending. Sun Health Corporation has the right to establish its own cardiac catheterization laboratory, but would first have to purchase the business of the Sun City Cardiac Center at its fair market value.

         Our Bakersfield Heart Hospital filed a lawsuit in June 2001 against PacifiCare of California and SecureHorizons USA, Inc. in Superior Court of California, County of Kern, seeking payment for services rendered

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


by the Bakersfield Heart Hospital to patients insured by these parties. The hospital's claim as of September 30, 2001 was for at least $10.4 million plus other amounts set forth in the complaint. The Company believes the heart hospital will prevail in its efforts to get a judgment for some portion of the amounts it has billed for these services, but the Company cannot assure that the heart hospital will collect the amounts the heart hospital believes are owed to the it. The heart hospital's revenues could be adversely affected if it does not prevail on its claim or is unable to collect a judgment rendered in its favor. The Company has made provisions in its consolidated financial statements to report the amounts receivable from these parties at their estimated net realizable value in accordance with accounting principles generally accepted in the United States.

         The Company is involved in other various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted against the Company by various claimants, and additional claims that may be asserted for known incidents through September 30, 2001. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.

         Management believes, based on advice of counsel and the Company's experience with past lawsuits and claims that, taking into account the applicable liability insurance coverage, the results of those lawsuits and potential lawsuits will not have a materially adverse effect on the Company's financial position or future results of operations and cash flows.

         Effective June 1, 1999, the Company is covered for medical malpractice claims under a "claims-made" three-year combined insurance policy with American Continental Insurance Company. Under this policy, coverage is contingent on the malpractice claim being made while the policy is in effect, regardless of when the events that gave rise to the claim occurred. Accordingly, the Company has recorded in its financial statements an estimated liability for claims incurred but not reported.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets, including cash, insurance recovery receivable, due from affiliates, short-term borrowings, accounts payable, income taxes payable, accrued liabilities, obligations under capital leases, and other long-term obligations to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2001 and 2000. The estimated fair value of long-term debt, including the current portion, at September 30, 2001 and 2000 is approximately $223.9 million and $271.7 million, respectively, as compared to a carrying value of approximately $224.7 million and $268.6 million, respectively. Fair value of the Company's debt was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of arrangements.

17.      SUMMARY OF QUARTERLY FINANCIAL DATE (UNAUDITED)

         Summarized quarterly financial results were as follows:

                                                     FIRST         SECOND         THIRD         FOURTH
                                                    QUARTER        QUARTER       QUARTER        QUARTER
                                                    -------        -------       -------        -------
Year Ended September 30, 2001:
Net revenue                                         $ 91,201       $103,198      $ 89,727       $ 92,906
Operating expense                                     84,847         93,067        81,285         88,886
Income from operations                                 6,354         23,592         8,443          4,019
Net income (loss)                                     (1,519)         5,636          (232)        (2,833)
Net income (loss) per share, basic                  $  (0.13)      $   0.48      $  (0.02)      $  (0.22)
Net income (loss) per share, diluted                $  (0.13)      $   0.47      $  (0.02)      $  (0.22)

Year Ended September 30, 2000:
Net revenue                                         $ 74,211       $ 89,201      $ 84,211       $ 84,718
Operating expense                                     69,337         80,612        83,045         80,805
Income from operations                                 4,874          8,589         1,166          3,913
Net income (loss)                                     (4,405)           801        (5,575)        (4,456)
Net income (loss) per share, basic and diluted      $  (0.37)      $   0.07      $  (0.47)      $  (0.38)

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


18.      REPORTABLE SEGMENT INFORMATION

         The Company operates three divisions, the Hospital Division, the Diagnostics Division, and the CCM Division, as discussed in Note 1. The Company's chief operating decision makers regularly review financial information about each of these divisions and their underlying subsidiaries and businesses in deciding how to allocate resources and in assessing performance. The underlying subsidiaries and businesses within each of the respective divisions have similar services, have similar types of patients and sources of revenues, operate in a consistent manner and have similar economic and regulatory characteristics. Therefore, the Company's aggregated reportable segments consist of the Hospital Division, the Diagnostics Division and the CCM Division.

         Financial information concerning the Company's operations by each of the reportable segments as of and for the years ended September 30 are as follows:


                                                           YEAR ENDED SEPTEMBER 30,
                                                  -----------------------------------------
                                                     2001            2000            1999
                                                  ---------       ---------       ---------
Net revenue:
Hospital Division                                 $ 307,473       $ 271,223       $ 193,792
Diagnostics Division                                 45,699          41,021          41,028
CCM Division                                         22,738          19,188          20,192
Corporate and other                                   1,122             910             744
                                                  ---------       ---------       ---------

Consolidated totals                               $ 377,032       $ 332,342       $ 255,756
                                                  =========       =========       =========

Income (loss) from operations:
Hospital Division                                 $  39,944       $  21,222       $  10,425
Diagnostics Division                                  9,128           6,648           4,388
CCM Division                                            119             317         (10,032)
Corporate and other                                  (6,783)         (9,644)        (14,646)
                                                  ---------       ---------       ---------

Consolidated totals                               $  42,408       $  18,543       $  (9,865)
                                                  =========       =========       =========

Depreciation and amortization:
Hospital Division                                 $  24,582       $  24,964       $  19,111
Diagnostics Division                                  8,138           7,836           8,832
CCM Division                                          2,800           2,508           1,110
Corporate and other                                   1,125           1,359           1,507
                                                  ---------       ---------       ---------

Consolidated totals                               $  36,646       $  36,668       $  30,560
                                                  =========       =========       =========

Interest expense (income), net
Hospital Division                                 $  28,136       $  31,657       $  22,894
Diagnostics Division                                    563             (13)            (38)
CCM Division                                            (36)            (58)            (18)
Corporate and other                                  (5,789)         (4,399)         (3,229)
                                                  ---------       ---------       ---------

Consolidated totals                               $  22,874       $  27,187       $  19,609
                                                  =========       =========       =========

Capital expenditures:
Hospital Division                                 $  14,199       $   9,656       $  52,146
Diagnostics Division                                  1,643           2,015           5,205
CCM Division                                             69            (378)            201
Corporate and other                                     879             991             109
                                                  ---------       ---------       ---------

Consolidated totals                               $  16,791       $  12,284       $  57,661
                                                  =========       =========       =========

                                                                SEPTEMBER 30,
                                                  -----------------------------------------
                                                     2001            2000            1999
                                                  ---------       ---------       ---------
Aggregate identifiable assets:
Hospital Division                                 $ 396,197       $ 396,635       $ 360,679
Diagnostics Division                                 57,533          53,176          62,557
CCM Division                                          8,013          12,415          16,761
Corporate and other                                 144,877          23,441          32,288
                                                  ---------       ---------       ---------

Consolidated totals                               $ 606,619       $ 485,667       $ 472,285
                                                  =========       =========       =========

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Substantially all of the Company's revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services; substantially all of the Company's revenue in its CCM Division is derived from management and consulting fees. The amounts presented for Corporate and other primarily include general overhead and administrative expenses, financing activities, certain cash and cash equivalents (including the remaining proceeds form the Offering), prepaid expenses, enterprise goodwill, other assets and operations of the business not subject to segment reporting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to directors is incorporated herein by reference to information provided under the heading "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission on or before January 28, 2002 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 5, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to information provided under the heading "Executive Compensation" in the Company's definitive proxy statement to be filed with the Commission on or before January 28, 2002 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 5, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission on or before January 28, 2002 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 5, 2002.


ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to information provided under the heading "Certain Transactions" in the Company's definitive proxy statement to be filed with the Commission on or before January 28, 2002 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 5, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following Exhibits includes both Exhibits submitted with this Report as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
NO.      DESCRIPTION
---      -----------

2.1      Form of Hospital Securities Exchange Agreement.(1)

2.2      Form of MedCath Holdings, Inc. Securities Exchange Agreement(1)

2.3      Form of Membership Purchase Agreement(1)(2)

3.1      Form of Amended and Restated Certificate of Incorporation of MedCath
         Corporation.(1)

3.2      Bylaws of MedCath Corporation(1)

4.1      Form of common stock certificate(1)

4.2      Stockholders' Agreement dated as of July 31, 1998 by and among MedCath
         Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII,
         L.P. and the several other stockholders (the Stockholders'
         Agreement)(1)

4.3 First Amendment to Stockholder's agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS
         Stockholders(1)

4.4      Registration Rights Agreement dated as of July 31, 1998 by and among
         MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson &
         Stowe VII, L.P., WCAS Healthcare Partners, L.P. and the several stockholders parties thereto(the Registration Rights Agreement)(1)

4.5      First Amendment to Registration Rights Agreement dated as of June 1,
         2001 by and among MedCath Holdings, Inc. and the persons listed in
         Schedule I attached hereto(1)

4.6 Amended and Restated Management Stockholder's Agreement entered into as of July 18, 2001 between MedCath Corporation and David Crane(1)

4.7 Amended and Restated Management Stockholder's Agreement entered into as of July 18, 2001 between MedCath Corporation and Stephen R. Puckett, P
         IV Limited Partnership and P V Limited Partnership(1)

10.1     Operating Agreement of the Little Rock Company dated as of July 11,
         1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(2)

10.2     First Amendment to the Little Rock Operating Agreement dated as of
         September 21, 1995(1)(2)

10.3     Amendment to Little Rock Operating Agreement effective as of January
         20, 2000(1)(2)

10.4     Amendment to Little Rock Operating Agreement dated as of April 25,
         2001(1)

10.5     Amended and Restated Operating Agreement of MedCath of Tucson, L.L.C.
         effective as of July 31, 1999 (the Tucson Operating Agreement)(1)(2)

10.6     Amendment to Tucson Operating Agreement dated as of April 25, 2001(1)

10.7     Second Amendment to Tucson Operating Agreement(1)(2)

10.8 Guaranty Agreement made as of July 18, 1996 by MedCath Incorporated in favor of CapStone Capital Corporation(1)

10.9     Operating Agreement of Arizona Heart Hospital, LLC entered into as of
         January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(2)

10.10    Amendment to Arizona Heart Hospital Operating Agreement effective as of
         February 23, 2000(1)(2)

10.11 Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)

10.12    Guaranty dated as of March 2, 2000 by Arizona Heart Hospital, L.L.C.,
         MedCath Incorporated, AHH Management, Inc., MedCath of Arizona, Inc.,
         MedCath of Kingman, Inc., MedCath of Massachusetts, Inc., MedCath of
         New Jersey, Inc., MedCath Diagnostics, LLC, Heart Research Centers
         International, LLC and MedCath Physician Management, Inc. in favor of
         Heller Financial Leasing, Inc(1)

10.13 Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership
         Agreement)(1)(2)

10.14 Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(2)

10.15    Amendment to Austin Limited Partnership Agreement effective as of July
         31, 2000(1)(2)

10.16    Amendment to Austin Limited Partnership Agreement dated as of March 30,
         2001(1)

10.17    Amendment to Austin Limited Partnership Agreement dated as of May 3,
         2001(1)

10.18 Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)

10.19 Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001 (the Bakersfield Operating Agreement) (2)

10.20    Second Amendment to Bakersfield Operating Agreement effective as of
         December 1, 1999(1)(2)

10.21    Operating Agreement of Heart Hospital of DTO, LLC dated as of April 18,
         1997 by and among DTO Management, Inc and the several other partner thereto (the Dayton Operating Agreement)(1)(2)

10.22    First Amendment to Dayton Operating Agreement dated as of December,
         1997(1)(2)

10.23 Second Amendment to Dayton Operating Agreement entered into as of the 27th day of July, 1998(1)(2)

10.24    Amendment to Dayton Operating Agreement effective as of October 1,
         2000(1)(2)

10.25    Amendment to Dayton Operating Agreement dated April 12, 2001(1)

10.26    Amendment to New Mexico Operating Agreement and Management Services
         Agreement) effective as of October 1, 1998(1)(2)

10.27    Guaranty made as of September 24, 1998 by MedCath Incorporated, St.
         Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health
         Care Property Investors, Inc(1)

10.28    Termination and Release dated October 1, 2000 by and among Heart
         Hospital of DTO, LLC, DTO Management, Inc., Franciscan Health Systems of the Ohio Valley, Inc. and ProWellness Health Management Systems,
         Inc(1)(2)

10.29 Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central
         Heart Institute Holdings, PLLC (the Sioux Falls Operating
         Agreement)(1)(2)

10.30    First Amendment to Sioux Falls Operating Agreement of Heart Hospital of
         South Dakota, LLC effective as of July 31, 1999(1)(2)

10.31 Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc.
         and the several partners thereto(1)(2)

10.32 Form of Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc.
         and the several parties thereto (Louisiana Operating Agreement)(1)(2)

10.33    Form of Amendment to Louisiana Operating Agreement effective as of
         December 1, 2000(1)(2)

10.34 Form of Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(2)

10.35    Limited Partnership Agreement of San Antonio Heart Hospital, L.P.
         effective as of September 17, 2001 (2)

10.36    Credit Agreement dated as of July 31, 1998 among MedCath Intermediate
         Holdings, Inc., the Initial Lenders and Initial Issuing Bank, Bank of
         America N.A. (formerly Nations Bank, N.A.) and Banc of America
         Securities LLC (formerly NationsBanc Montgomery Securities LLC)(1)

10.37a Form of Commitment Agreement to be dated as of July 27, 2001 by and among, MedCath Incorporated, a North Carolina corporation, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust
         Company, as Syndication Agent for the Lenders, and First Union National
         Bank, as Documentation Agent for the Lenders(1)

10.37b   Form of Amended and Restated Loan Agreement to be dated as of July 27,
         2001 by and among MedCath of Little Rock, L.L.C., a North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as
         Syndication Agent for the Lenders, and First Union National Bank, as
         Documentation Agent for the Lenders(1)

10.37c   Form of Amended and Restated Loan Agreement to be dated as of July 27,
         2001 by and among Heart Hospital of DTO, LLC, a North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as
         Syndication Agent for the Lenders, and First Union National Bank, as
         Documentation Agent for the Lenders(1)

10.37d   Form of Amended and Restated Loan Agreement to be dated as of July 27,
         2001 by and among Heart Hospital of BK, LLC, a North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as
         Syndication Agent for the Lenders, and First Union National Bank, as
         Documentation Agent(1)

10.37e Form of Guaranty Agreement to be dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)

10.37f Form of Guaranty Agreement to be dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)

10.37g Form of Guaranty Agreement to be dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and ceratin subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)

10.38    Employment Agreement made as of July 31, 1998 by and between MedCath
         Incorporated and Stephen R. Puckett(1)

10.39 Amendment to Employment Agreement effective as of January 1, 2000 by and between MedCath Incorporated and Stephen R. Puckett(1)

10.40 Employment Agreement made as of December 16, 1998 by and between MedCath Incorporated and Dennis I. Kelly(1)

10.41 Employment Agreement made and entered into as of August 1, 1999 by and between MedCath Incorporated and R. William Moore, Jr.(1)

10.42    Amendment to Employment Agreement of R. William Moore, Jr. made as of
         June 12, 2000 by and between MedCath Incorporated and R. William Moore,
         Jr.(1)

10.43    Employment Agreement made as of October 8, 1999 by and between MedCath
         Incorporated and James Harris(1)

10.44 Amended and Restated Employment Agreement made as of January 1, 2000 by and between MedCath Incorporated and David Crane(1)

10.45    Employment Agreement made as of May 26, 2000 by and between MedCath
         Incorporated and Michael Servais(1)

10.46    1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and
         Subsidiaries(1)

10.47    Outside Directors' Stock Option Plan(1)

10.49    Form of Heart Hospital Management Services Agreement(1)

21.1     List of Subsidiaries(1)

99       Risk Factors

         (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 333-60278).

         (2) Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(b)      Financial Statement Schedule

         All schedules have been omitted because they are not required, are not applicable or the information is included in the selected consolidated financial data or notes to consolidated financial statements appearing elsewhere in this report.

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                                    TITLE                           DATE
----                                                    -----                           ----

/s/  STEPHEN R. PUCKETT                    Chairman of the Board                   December 21, 2001
---------------------------------
Stephen R. Puckett

/s/  DAVID CRANE                           President, Chief Executive
---------------------------------            Officer and Director                  December 21, 2001
David Crane                                  (principal executive officer)

/s/  JAMES E. HARRIS                       Senior Vice President and
---------------------------------            and Chief Financial Officer           December 21, 2001
James E. Harris                              (principal financial officer)

/s/  DAVID W. PERRY                        Chief Accounting Officer and
---------------------------------            Assistant Secretary                   December 21, 2001
David W. Perry                               (principal accounting officer)

/s/  DAVID H. S. CHUNG                     Director                                December 21, 2001
---------------------------------
David H. S. Chung

/s/  EDWARD A. GILHULY                     Director                                December 21, 2001
---------------------------------
Edward A. Gilhuly

/s/  GALEN POWERS                          Director                                December 21, 2001
---------------------------------
Galen Powers

/s/  PAUL B. QUEALLY                       Director                                December 21, 2001
---------------------------------
Paul B. Queally

/s/  DONALD E. STEEN                       Director                                December 21, 2001
---------------------------------
Donald E. Steen

/s/  D. SCOTT MACKESY                      Director                                December 21, 2001
---------------------------------
D. Scott Mackesy

/s/  JOHN CASEY                            Director                                December 21, 2001
---------------------------------
John Casey

/s/  JOHN B. MCKINNON                      Director                                December 21, 2001
---------------------------------
John B. McKinnon