Form 10-K405/A
period 2001-09-30
MEDCATH CORP
filed 2002-01-25
CIK 1139463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1



 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                   OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 000-33009
                             ---------------------
                              MEDCATH CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        56-2096106
        (State or other jurisdiction of                           (IRS employer
         incorporation or organization)                        identification No.)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on March 5, 2002 are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MEDCATH CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
PART I
Item 1:   Business....................................................    4
Item 2:   Properties..................................................   26
Item 3:   Legal Proceedings...........................................   26
Item 4:   Submission of Matters to a Vote of Security Holders.........   27

PART II
Item 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   30
Item 6:   Selected Consolidated Financial Data........................   31
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   33
Item 7A:  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   45
Item 8:   Financial Statements and Supplementary Data.................   47
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   76

PART III
Item 10:  Directors and Executive Officers of the Registrant..........   76
Item 11:  Executive Compensation......................................   76
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................   76
Item 13:  Certain Relationships and Related Transactions..............   76

PART IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   77

SIGNATURES............................................................   81



EXPLANATORY NOTE



     This Amendment No. 1 to MedCath Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed with the Securities and Exchange Commission on December 24, 2001 is filed to include a table that was omitted from Item 8, Footnote 9.


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

                                     PART I


ITEM 1.  BUSINESS


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

THE CARDIOVASCULAR CARE MARKET

     The American Heart Association estimates that total domestic expenditures for the treatment of cardiovascular disease were approximately $185.8 billion in 2000 and that these expenditures have grown at a rate of 5.4% annually since 1997. Of these expenditures, 69.1%, or approximately $128.4 billion, was spent on hospital and other facility-based charges. Cardiovascular disease is a progressive illness that develops without symptoms over a number of years and frequently goes undiagnosed until the patient suffers an acute episode such as a stroke or heart attack. Cardiovascular disease includes coronary heart disease, hypertensive disease -- which is a risk factor for more serious cardiovascular diseases -- rheumatic fever/rheumatic heart disease, stroke and congenital cardiovascular defects. The American Heart Association estimates that approximately 61 million Americans have one or more types of cardiovascular disease. Cardiovascular disease claimed 950,000 lives, representing 40.6% of all deaths, in the United States in 1998. This represented 105,500 more lives than the next five leading causes of death combined, including cancer, chronic obstructive pulmonary disease, accidents, pneumonia/influenza and diabetes mellitus.

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

OUR STRATEGY

     We focus on the diagnosis and treatment of cardiovascular disease. We develop, own and operate heart hospitals in partnership with physicians with the goal of improving the quality of care and enhancing the overall experience of patients and physicians. Key elements of our strategy include:

    - Cardiovascular Disease Focus

      We design and operate our hospitals with a focus on serving the unique needs of patients suffering from cardiovascular disease and improving the work environment of physicians, nurses and other medical personnel providing care. We have developed an innovative facility design and infrastructure specifically tailored to the cardiovascular care delivery system that combines staff, equipment and physical layout to deliver high-quality, cost-effective care. Because the clinical protocols and procedures for treatment of patients with cardiovascular disease are generally the same throughout the United States, we are able to use our standard facility design -- with only small variations -- in each of the markets in which we develop a heart hospital.

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

    - Achieving Superior Clinical Outcomes

      We believe that by focusing on diagnosing and treating cardiovascular disease we can improve the quality of cardiovascular care, which allows us to achieve superior clinical outcomes for our patients. We assess the quality of cardiovascular care -- that is, the degree to which our services increase the likelihood of desired health outcomes -- by monitoring several key criteria, including mortality rates, patient acuity, average length of stay and patient satisfaction. We believe our hospitals generally achieve lower mortality rates and a shorter average length of stay for patients with generally higher acuity levels as compared to our competitors in each of our markets. For example, using 2000 MedPar data for patients receiving a broad range of cardiovascular procedures in our first seven heart hospitals (excluding McAllen Heart Hospital which was sold in March 2001), we have derived the average length of stay, mortality rate and complicated case severity index for those patients and compared the results to comparable data for patients receiving care for the same cardiovascular procedures at a group of fourteen hospitals comprised of the top two competitors of each of our first seven heart hospitals. In 2000, the average length of stay for patients in our first eight heart hospitals was 4.1 days compared to an average of 5.3 days for the competitor group; our mortality rate was 2.0% compared to 3.0% for the competitor group; and our complicated case severity index was 1.06 compared to 0.96 for the competitor group. We operate all of our heart hospitals under a quality assurance program to provide an objective assessment of the quality of the services we provide. All of our heart hospitals operate under a quality assurance program and are accredited by the Joint Commission on Accreditation of Healthcare Organizations, an independent accrediting organization that is widely recognized in the hospital industry.

    - Applying our experience across our heart hospitals

      Our cost-effective operations reflect the impact of shared experiences of physicians and hospital management at each of our heart hospitals. We encourage our hospital management and physician partners to regularly share information and implement best practices, which is made easier by our standard facility design and operational similarities. We share information through regular meetings of our hospital management teams to enable them to discuss new practices and methodologies such as supply selection and management and scheduling efficiencies. We also coordinate opportunities for our physician partners to discuss -- both on an informal basis and at our annual meeting of our physician partners -- such matters as clinical protocols, patient management and procedure techniques. These efforts have allowed all of our hospitals to benefit from the innovations that occur at one hospital and our hospital managers and physicians to become more efficient and productive.

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


                                                                 OPENING DATE
                                                   MEDCATH        (SCHEDULED     LICENSED   CATH   OPERATING
HOSPITAL                      LOCATION         OWNERSHIP(1)(2)   OPENING DATE)     BEDS     LABS     ROOMS
--------                      --------         ---------------   -------------   --------   ----   ---------
Arkansas Heart
  Hospital...........  Little Rock, AR              70.3%          Mar. 1997        84       6         3
Tucson Heart
  Hospital...........  Tucson, AZ                   58.6%          Oct. 1997        60       4         3
Arizona Heart
  Hospital...........  Phoenix, AZ                  70.6%          Jun. 1998        59       4         3
Heart Hospital of
  Austin.............  Austin, TX                   70.9%          Jan. 1999        58       4         3
Dayton Heart
  Hospital...........  Dayton, OH                   66.5%          Sep. 1999        47       4         3
Bakersfield Heart
  Hospital...........  Bakersfield, CA              53.3%          Oct. 1999        47       4         3
Heart Hospital of New
  Mexico(1)..........  Albuquerque, NM              69.0%          Oct. 1999        55       4         3
Heart Hospital of
  South Dakota(2)....  Sioux Falls, SD              33.3%          Mar. 1999        50       3         3
Harlingen Medical
  Center.............  Harlingen, TX                51.0%         (Oct. 2002)      112       2         7
Louisiana Heart
  Hospital...........  St. Tammany Parish, LA       53.0%           (Q1 2003)       46       3         3
San Antonio Heart
  Hospital...........  San Antonio, TX              51.8%           (Q2 2003)       60       5         4


---------------

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

                                                                         MEDCATH      INITIAL TERM
                                                                        MANAGEMENT         OF
                                                                       COMMENCEMENT    MANAGEMENT
FACILITY                                              LOCATION             DATE        AGREEMENT
--------                                        --------------------   ------------   ------------
Cardiac Testing Centers.......................  Summit, NJ                 1992         35 years
Sun City Cardiac Center.......................  Sun City, AZ               1992         40 years
Heart Institute of Northern Arizona...........  Kingman, AZ                1994         40 years
Cape Cod Hospital(1)..........................  Hyannis, MA                1995         20 years
Wake Heart Cardiac Diagnostic Center..........  Raleigh, NC                1996         40 years
Gaston Cardiology Services(1)(2)..............  Gastonia, NC               1996         32 years
Colorado Peaks Cardiovascular Lab(1)..........  Colorado Springs, CO       1999         20 years
Angleton Danbury Diagnostic Center............  Angleton, TX               1999          3 years
Mercy Medical Center..........................  Springfield, OH            1999           1 year
Greensboro Heart Center(1)....................  Greensboro, NC             2001         40 years
Wilmington Heart Center(1)....................  Wilmington, NC             2001         40 years

---------------

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

     We do not employ any physicians at any of our hospitals or other facilities. Our heart hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Any licensed physician -- not just our physician partners -- may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by the hospital's medical staff and governing board in accordance with established credentialing criteria.

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

Arkansas Heart Hospital                            Dayton Heart Hospital
  -- Baptist Medical Center                          -- Good Samaritan Hospital
  -- St. Vincent Infirmary Medical Center            -- Kettering Memorial Hospital
Tucson Heart Hospital                              Bakersfield Heart Hospital
  -- Tucson Medical Center                           -- Bakersfield Memorial Hospital
  -- University Medical Center                       -- San Joaquin Community Hospital
Arizona Heart Hospital                             Heart Hospital of New Mexico
  -- Good Samaritan Medical Center                   -- Presbyterian Hospital
  -- Phoenix Regional Medical Center                 -- Lovelace Health Systems
Heart Hospital of Austin                           Heart Hospital of South Dakota
  -- Seton Medical Center                            -- Sioux Valley Hospital
  -- St. David's Hospital

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

     The Administrative Simplification Provisions also require the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. The Department of Health and Human Services proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed, would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, the Department of Health and Human Services released final regulations containing privacy standards on December 28, 2000. These privacy regulations are effective April 14, 2001, but compliance with these regulations is not required until April 2003. The government has indicated that it will issue further modifications to these regulations in early 2002. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations, as proposed, and the privacy regulations could impose significant costs on our facilities in order to comply with these standards. We cannot predict the final form that these regulations will take or the impact that final regulations, when fully implemented, will have on us.

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

     Additional information with respect to our heart hospital facilities and our diagnostic and therapeutic facilities can be found in Item 1 of this report under the captions, Business -- Our Heart Hospitals, and Business -- Diagnostic and Therapeutic Facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding our executive officers.

NAME                                    AGE                   TITLE
----                                    ---                   -----
Stephen R. Puckett....................  47    Chairman of the Board
David Crane...........................  44    President and Chief Executive Officer
                                              and Director
Michael G. Servais....................  54    Executive Vice President and Chief
                                              Operating Officer
James E. Harris.......................  39    Senior Vice President and Chief
                                              Financial Officer
Dennis I. Kelly.......................  43    Senior Vice President of Development
R. William Moore, Jr. ................  51    President, Hospital Division
Thomas K. Hearn, III..................  40    President, Diagnostic Division
A. Kenneth Petronis...................  41    President, Cardiology Consulting and
                                              Management
Joan McCanless........................  47    Vice President Clinical Disease
                                              Management/Corporate Compliance
                                              Officer

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

YEAR ENDED SEPTEMBER 30, 2001                                  HIGH     LOW
-----------------------------                                 ------   ------
Fourth Quarter (July 24 to September 30, 2001)..............  $26.31   $15.96

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


                                          MEDCATH CORPORATION                   PREDECESSOR COMPANY(a)
                             ----------------------------------------------   --------------------------
                                                               TWO MONTHS     TEN MONTHS
                                YEAR ENDED SEPTEMBER 30,          ENDED         ENDED       YEAR ENDED
                             ------------------------------   SEPTEMBER 30,    JULY 31,    SEPTEMBER 30,
                               2001       2000       1999         1998           1998          1997
                             --------   --------   --------   -------------   ----------   -------------
(In thousands, except for per share data and selected operating data)

CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net revenue................  $377,032   $332,342   $255,756      $34,574       $155,897      $110,910
Income (loss) from
  operations...............  $ 42,408   $ 18,543   $ (9,865)     $  (764)      $  8,028      $ 15,826
Net income (loss)..........  $  1,051   $(13,635)  $(39,930)     $(2,623)      $ (2,521)     $  6,724
Earnings (loss) per share,
  basic and diluted........  $   0.08   $  (1.15)  $  (3.37)     $ (0.22)            --            --
Weighted average number of
  shares, basic(b).........    13,007     11,837     11,836       11,861             --            --
Weighted average number of
  shares, diluted(b).......    13,107     11,837     11,836       11,861             --            --
CASH FLOW AND OTHER DATA:
Net cash provided by
  operating activities.....  $ 47,162   $ 16,626   $  9,988      $ 1,069       $  6,024      $ 14,992
Net cash provided by (used
  in) investing
  activities...............  $  8,896   $(13,163)  $(57,571)     $(2,519)      $(89,772)     $(55,016)
Net cash provided by (used
  in) financing
  activities...............  $ 50,678   $(24,274)  $ 50,430      $10,055       $ 83,121      $ 52,605
EBITDA(c)..................  $ 66,740   $ 55,142   $ 32,944      $ 3,451       $ 34,547      $ 28,681
EBITDAP(c).................  $ 68,230   $ 55,691   $ 39,792      $ 5,198       $ 34,547      $ 28,681
SELECTED OPERATING DATA:
Number of hospitals(d).....         6          6          4            3              3             2
Admissions(e)..............    23,474     20,511     14,054        1,200          5,688         4,056
Adjusted admissions(f).....    28,408     25,213     16,512        1,407          6,652         4,717
Patient days(g)............    92,588     85,239     62,765        5,823         29,746        20,791
Average length of stay
  (days)(h)................       3.9        4.2        4.5          4.9            5.2           5.1
Inpatient catheterization
  procedures...............    11,950     10,821      7,687          740          3,416         2,402
Inpatient surgical
  procedures...............     6,577      6,354      4,657          492          2,126         1,570

                                                   MEDCATH CORPORATION               PREDECESSOR
                                        -----------------------------------------    COMPANY(a)
                                                      SEPTEMBER 30,                 -------------
                                        -----------------------------------------   SEPTEMBER 30,
                                          2001       2000       1999       1998         1997
                                        --------   --------   --------   --------   -------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.............  $114,357   $  7,621   $ 28,432   $ 25,585     $ 42,951
Working capital.......................  $114,891   $ 13,895   $ 35,435   $ 34,434     $ 47,498
Total assets..........................  $606,619   $485,667   $472,285   $489,011     $259,008
Long-term debt and capital leases,
  excluding current maturities........  $210,747   $248,101   $235,698   $217,635     $ 98,863
Other long-term obligations...........  $  3,643   $    151   $  3,295         --           --
Stockholders' equity..................  $300,964   $160,625   $174,260   $215,024     $127,137


---------------

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

                                                                      BEFORE     AFTER
HEART HOSPITAL                                        LOCATION       EXCHANGE   EXCHANGE
--------------                                     ---------------   --------   --------
Arizona Heart Hospital...........................  Phoenix, AZ        51.0%      70.6%
Arkansas Heart Hospital..........................  Little Rock, AR    51.0%      70.3%
Dayton Heart Hospital............................  Dayton, OH         52.5%      66.5%
Heart Hospital of Austin.........................  Austin, TX         51.5%      70.9%
Tucson Heart Hospital............................  Tucson, AZ         33.3%      58.6%

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


                                                     MEDCATH    LICENSED   CATH   OPERATING
NAME                              LOCATION          OWNERSHIP     BEDS     LABS     ROOMS
----                              --------          ---------   --------   ----   ---------
Harlingen Medical
  Center.................  Harlingen, TX              51.0%       112       2         7
Louisiana Heart
  Hospital...............  St. Tammany Parish, LA     53.0%        46       3         3
San Antonio Heart
  Hospital...............  San Antonio, TX            51.8%        60       5         4

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

                                                                   PRO FORMA
                                                            YEAR ENDED SEPTEMBER 30,
                                                            ------------------------
DIVISION                                                     2001     2000     1999
--------                                                    ------   ------   ------
Hospital..................................................   81.3%    81.2%    74.3%
Diagnostic services.......................................   12.3%    12.6%    17.0%
Cardiology consulting and management services.............    6.1%     5.9%     8.4%
Corporate and other.......................................    0.3%     0.3%     0.3%
                                                            ------   ------   ------
          Net revenue.....................................  100.0%   100.0%   100.0%
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

                                                                 HOSPITAL DIVISION
                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
PAYOR                                                          2001     2000     1999
-----                                                         ------   ------   ------
Medicare and Medicaid.......................................   67.7%    61.3%    65.6%
Commercial and Other........................................   32.3%    38.7%    34.4%
                                                              -----    -----    -----
          Total hospital net revenue........................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

     Payments we receive from the Medicare and Medicaid programs for services rendered to patients also comprise a significant part of our total net revenue. The following table sets forth the percentage of consolidated net revenue we earned by category of payor in our last three fiscal years.

                                                                    CONSOLIDATED
                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
PAYOR                                                          2001     2000     1999
-----                                                         ------   ------   ------
Medicare and Medicaid.......................................   55.4%    50.2%    49.8%
Commercial and Other........................................   44.6%    49.8%    50.2%
                                                              -----    -----    -----
          Total consolidated net revenue....................  100.0%   100.0%   100.0%
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


                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
Net revenue.................................................  100.0%    100.0%    100.0%
Operating expenses:
  Personnel expense.........................................   28.3      29.2      30.3
  Medical supplies expense..................................   24.3      24.9      23.8
  Bad debt expense..........................................    5.4       5.0       5.1
  Other operating expenses..................................   24.2      24.3      28.0
  Depreciation & amortization...............................    9.7      11.0      11.9
  Loss (gain) on disposal of property and equipment.........    0.0      (0.0)      0.5
  Gain on sale of hospital..................................   (3.6)       --        --
  Impairment of long-lived assets...........................    0.3        --       4.3
Income (loss) from operations...............................   11.2       5.6      (3.9)
Other income (expenses):
  Interest expense..........................................   (7.0)     (9.2)     (8.7)
  Interest income...........................................    0.9       1.0       1.0
  Other income (expense), net...............................   (0.1)      0.1       0.1
  Equity in net losses of unconsolidated affiliates.........   (0.6)     (0.6)     (2.2)
Income (loss) before minority interest and income taxes.....    4.5      (3.1)    (13.7)
Minority interest...........................................   (3.9)     (1.0)     (2.5)
Income (loss) before income taxes...........................    0.6      (4.1)    (16.1)
Income tax benefit (expense)................................   (0.2)      0.0       0.5
Income (loss) before extraordinary item.....................    0.4      (4.1)    (15.6)
Extraordinary item..........................................   (0.2)       --        --
Net income (loss)...........................................    0.3      (4.1)    (15.6)


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

                                                     THREE MONTHS ENDED
                             -------------------------------------------------------------------
                             SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                 2001          2001       2001          2000           2000
                             -------------   --------   ---------   ------------   -------------
                                                       (IN THOUSANDS)
STATEMENT OF OPERATIONS
  DATA:
Net revenue................     $92,906      $89,727    $103,198      $91,201         $84,718
Income from operations.....       4,019        8,443      23,592        6,354           3,913
Equity in net earnings
  (losses) of
  unconsolidated
  affiliates...............          39         (315)       (762)      (1,081)           (459)
Minority interest..........      (1,155)      (3,112)    (10,235)        (205)         (1,134)
Net income (loss)..........      (2,833)        (233)      5,636       (1,519)         (4,457)
Other Data:
EBITDA.....................      13,539       17,415      20,260       15,527          13,233

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. We are currently assessing, but have not yet determined the impact, if any, that adopting SFAS No. 144 will have on our financial position, results of operations and cash flows.

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

     Our primary risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at September 30, 2001 include approximately $64.4 million of variable rate debt at an approximate average interest rate of 6.92%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.1 million, $1.4 million and $800,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              MEDCATH CORPORATION

                         INDEX TO FINANCIAL STATEMENTS


                                                               PAGE
                                                               ----
INDEPENDENT AUDITORS' REPORT................................    48
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of September 30, 2001 and
     2000...................................................    49
  Consolidated Statements of Operations for the Years Ended
     September 30, 2001, 2000 and 1999......................    50
  Consolidated Statements of Stockholders' Equity for the
     Years Ended September 30, 2001, 2000 and 1999..........    51
  Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2001, 2000 and 1999......................    52
  Notes to Consolidated Financial Statements................    54

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

/s/ Deloitte & Touche LLP

November 8, 2001
Charlotte, North Carolina

                              MEDCATH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $114,357   $  7,621
  Accounts receivable, net..................................    65,634     63,505
  Medical supplies..........................................     8,196      6,753
  Due from affiliates.......................................       273        184
  Prepaid expenses and other current assets.................     4,935      3,483
                                                              --------   --------
          Total current assets..............................   193,395     81,546
Property and equipment, net.................................   265,564    267,438
Investments in and advances to affiliates, net..............     6,486      6,184
Goodwill, net...............................................   115,688    100,776
Other intangible assets, net................................    20,133     24,366
Other assets................................................     5,353      5,357
                                                              --------   --------
          Total assets......................................  $606,619   $485,667
                                                              ========   ========
Current liabilities:
  Short-term borrowings.....................................  $     --   $  2,127
  Accounts payable..........................................    26,143     24,199
  Income tax payable........................................       238         53
  Accrued compensation and benefits.........................    10,302      8,141
  Accrued property taxes....................................     3,178      3,226
  Other accrued liabilities.................................    13,221      6,036
  Current portion of long-term debt and obligations under
     capital leases.........................................    25,422     23,869
                                                              --------   --------
          Total current liabilities.........................    78,504     67,651
Long-term debt..............................................   201,200    246,093
Obligations under capital leases............................     9,547      2,008
Other long-term obligations.................................     3,643        151
                                                              --------   --------
          Total liabilities.................................   292,894    315,903
Minority interest in equity of consolidated subsidiaries....    12,761      9,139
Stockholders' equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized; none issued................................        --         --
  Common stock, $0.01 par value, 20,000,000 shares
     authorized; 18,011,520 and 11,836,991 shares issued and
     outstanding at September 30, 2001 and 2000,
     respectively...........................................       180        119
  Paid-in capital...........................................   356,614    216,694
  Accumulated deficit.......................................   (55,137)   (56,188)
  Accumulated other comprehensive loss......................      (693)        --
                                                              --------   --------
          Total stockholders' equity........................   300,964    160,625
                                                              --------   --------
          Total liabilities, minority interest, and
           stockholders' equity.............................  $606,619   $485,667
                                                              ========   ========


                See notes to consolidated financial statements.

                              MEDCATH CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net revenue.................................................  $377,032   $332,342   $255,756
Operating expenses:
  Personnel expense.........................................   106,766     96,884     77,406
  Medical supplies expense..................................    91,704     82,780     60,875
  Bad debt expense..........................................    20,545     16,668     13,021
  Other operating expenses..................................    91,277     80,868     71,510
  Depreciation..............................................    29,997     30,077     25,271
  Amortization..............................................     6,649      6,591      5,289
  Loss (gain) on disposal of property and equipment.........       162        (69)     1,314
  Gain on sale of hospital..................................   (13,461)        --         --
  Impairment of long-lived assets...........................       985         --     10,935
                                                              --------   --------   --------
          Total operating expenses..........................   334,624    313,799    265,621
                                                              --------   --------   --------
Income (loss) from operations...............................    42,408     18,543     (9,865)
Other income (expenses):
  Interest expense..........................................   (26,395)   (30,615)   (22,142)
  Interest income...........................................     3,521      3,428      2,533
  Other income (expense), net...............................      (327)       301        168
  Equity in net losses of unconsolidated affiliates.........    (2,119)    (2,011)    (5,640)
                                                              --------   --------   --------
          Total other expenses, net.........................   (25,320)   (28,897)   (25,081)
                                                              --------   --------   --------
Income (loss) before minority interest and income taxes.....    17,088    (10,354)   (34,946)
Minority interest share of earnings of consolidated
  subsidiaries..............................................   (14,707)    (3,305)    (6,322)
                                                              --------   --------   --------
Income (loss) before income taxes...........................     2,381    (13,659)   (41,268)
Income tax benefit (expense)................................      (712)        24      1,338
                                                              --------   --------   --------
Income (loss) before extraordinary item.....................     1,669    (13,635)   (39,930)
Extraordinary item:
  Loss on extinguishment of debt, net of minority interest
     share of loss of $547 and income tax benefit of $395...      (618)        --         --
                                                              --------   --------   --------
Net income (loss)...........................................  $  1,051   $(13,635)  $(39,930)
                                                              ========   ========   ========
Earnings per share, basic and diluted:
  Income (loss) before extraordinary item...................  $   0.13   $  (1.15)  $  (3.37)
                                                              ========   ========   ========
  Extraordinary loss........................................  $  (0.05)  $     --   $     --
                                                              ========   ========   ========
  Net income (loss).........................................  $   0.08   $  (1.15)  $  (3.37)
                                                              ========   ========   ========
Weighted average number of shares, basic....................    13,007     11,837     11,836
                                                              ========   ========   ========
Weighted average number of shares, diluted..................    13,107     11,837     11,836
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                              MEDCATH CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)



                                                                               ACCUMULATED
                                   COMMON STOCK                                   OTHER
                                ------------------   PAID-IN    ACCUMULATED   COMPREHENSIVE
                                SHARES   PAR VALUE   CAPITAL      DEFICIT         LOSS         TOTAL
                                ------   ---------   --------   -----------   -------------   --------
Balance, September 30, 1998...  11,861     $119      $217,528    $ (2,623)        $  --       $215,024
  Purchase price adjustment...      --       --         1,432          --            --          1,432
  Exercise of stock options...     106        1           374          --            --            375
  Stock repurchase............    (130)      (1)       (2,640)         --            --         (2,641)
  Net loss....................      --       --            --     (39,930)           --        (39,930)
                                ------     ----      --------    --------         -----       --------
Balance, September 30, 1999...  11,837      119       216,694     (42,553)           --        174,260
  Net loss....................      --       --            --     (13,635)           --        (13,635)
                                ------     ----      --------    --------         -----       --------
Balance, September 30, 2000...  11,837      119       216,694     (56,188)           --        160,625
  Exercise of stock options...      43       --           794          --            --            794
  Public offering of common
     stock....................   6,000       60       135,837          --            --        135,897
  Issuance of common stock in
     exchange transaction.....     132        1         3,289          --            --          3,290
  Comprehensive income:
     Net income...............      --       --            --       1,051            --          1,051
     Fair value of interest
       rate swaps.............      --       --            --          --          (693)          (693)
                                ------     ----      --------    --------         -----       --------
     Total comprehensive
       income.................                                                                     358
                                ------     ----      --------    --------         -----       --------
Balance, September 30, 2001...  18,012     $180      $356,614    $(55,137)        $(693)      $300,964
                                ======     ====      ========    ========         =====       ========


                See notes to consolidated financial statements.

                              MEDCATH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                 YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Net income (loss)...........................................  $   1,051   $(13,635)  $(39,930)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Loss on extinguishment of debt............................        618         --         --
  Bad debt expense..........................................     20,545     16,668     13,021
  Depreciation and amortization.............................     36,646     36,668     30,560
  Loss (gain) on disposal of property and equipment.........        162        (69)     1,314
  Gain on sale of hospital..................................    (13,461)        --         --
  Impairment of long-lived assets...........................        985         --     10,935
  Interest amortization of loan acquisition costs...........      1,519      1,568        475
  Equity in net losses of unconsolidated affiliates.........      2,119      2,011      5,640
  Minority interest share of earnings of consolidated
     subsidiaries...........................................     14,707      3,305      6,322
  Deferred income taxes.....................................         --         --     (3,773)
  Change in assets and liabilities that relate to
     operations:
     Accounts receivable....................................    (23,835)   (41,214)   (18,900)
     Insurance recovery receivable..........................         --      6,531        284
     Medical supplies.......................................     (2,012)      (461)      (888)
     Due from affiliates....................................        (89)     1,410     (1,192)
     Prepaid expenses and other current assets..............     (1,544)    (1,079)    (4,583)
     Other assets...........................................        478        514       (217)
     Accounts payable and accrued liabilities...............      9,273      4,409     10,920
                                                              ---------   --------   --------
          Net cash provided by operating activities.........     47,162     16,626      9,988
                                                              ---------   --------   --------
Investing activities:
  Purchases of property and equipment.......................    (16,791)   (12,284)   (57,661)
  Proceeds from sale of property and equipment..............      1,557      1,023      1,172
  Proceeds from sale of hospital............................     53,798         --         --
  Loans under management agreements.........................       (378)      (140)      (722)
  Repayments of loans under management agreements...........      1,499        433      5,914
  Acquisition of management contracts.......................         --         --     (1,416)
  Investments in and advances to affiliates, net............     (5,765)    (4,699)    (7,201)
  Cash acquired upon consolidation of equity method
     investee...............................................        279      2,817         --
  Acquisition of increased ownership in five heart
     hospitals..............................................    (25,374)        --         --
  Settlement of preacquisition contingency..................         --         --      2,300
  Other investing activities................................         71       (313)        43
                                                              ---------   --------   --------
          Net cash provided by (used in) investing
            activities......................................      8,896    (13,163)   (57,571)
                                                              ---------   --------   --------

                              MEDCATH CORPORATION



                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                 (IN THOUSANDS)



                                                                 YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
Financing activities:
  Net borrowings of short-term debt.........................  $  (2,127)  $  2,127   $     --
  Proceeds from issuance of long-term debt..................    116,785     67,925     70,818
  Repayments of long-term debt..............................   (186,149)   (87,253)   (16,681)
  Repayments of obligations under capital leases............     (3,477)    (1,075)      (888)
  Payment of loan acquisition costs and deferred income,
     net....................................................     (3,522)      (904)      (393)
  Investments by minority partners..........................      4,965         70      3,790
  Distributions to minority partners........................    (12,488)    (5,164)    (3,950)
  Proceeds from exercised stock options.....................        794         --        375
  Repurchase of common stock................................         --         --     (2,641)
  Proceeds from initial public offering.....................    135,897         --         --
                                                              ---------   --------   --------
          Net cash provided by (used in) financing
            activities......................................     50,678    (24,274)    50,430
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........    106,736    (20,811)     2,847
Cash and cash equivalents:
  Beginning of year.........................................      7,621     28,432     25,585
                                                              ---------   --------   --------
  End of year...............................................  $ 114,357   $  7,621   $ 28,432
                                                              =========   ========   ========
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $  26,176   $ 28,002   $ 25,333
  Income taxes paid (refunded), net.........................         69        235     (2,300)
Supplemental schedule of noncash investing and financing
  activities:
  Capital expenditures financed by capital leases...........     10,495        631      2,800
  Common stock issued for acquisitions......................      3,290         --         --


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiaries that are wholly and majority owned and/or over which substantive control is exercised. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates, in which the Company has 20% or more ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliates' operating and financial policies, are accounted for using the equity method of accounting.

     Reclassifications -- Certain prior period amounts have been reclassified to conform to the current period presentation.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- Cash consists of currency on hand and demand deposits with financial institutions. Cash equivalents include investments in highly liquid instruments with original maturities of three months or less.

                              MEDCATH CORPORATION

     Medical Supplies -- Medical supplies consist primarily of laboratory and surgical supplies, contrast media, and catheters and are stated at the lower of first-in, first-out (FIFO) cost or market.

     Property and Equipment -- Property and equipment are recorded at cost and are being depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment and software. Repairs and maintenance costs are charged against income while betterments are capitalized as additions to the related assets. Retirements, sales, and disposals are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in operating income. Amortization of property and equipment recorded under capital leases is included in depreciation expense. Interest expense incurred in connection with the construction of heart hospitals is capitalized as part of the cost of the building until the facility is operational, at which time depreciation begins using the straight-line method over the estimated useful life of the building.

     Goodwill and Other Intangible Assets -- Goodwill represents the excess purchase price over the fair value of net assets acquired. The cumulative amounts of goodwill amortization at September 30, 2001 and 2000 were approximately $8.6 million and $6.3 million, respectively.

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

     Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited -- see also Recent Accounting Pronouncements below. The Company has determined that the period benefited by goodwill is 40 years, and accordingly goodwill is being amortized on a straight-line basis over 40 years. Similarly, intangible assets related to management contracts for cardiac diagnostic and therapeutic facilities are being amortized over the related contract lives which range from 5 to 23 years and the certificate of need exemption is being amortized over 8 years based on the related estimated periods of future benefit of such intangible assets. Loan costs are being amortized to interest expense over the life of the related debt agreements.

     Impairment of Long-Lived Assets -- The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets, and Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with APB Opinion No. 17 and SFAS No. 121, as applicable, the Company assesses carrying value of goodwill, intangible assets, and other long-lived assets as facts and circumstances suggest that the carrying value of those assets may not be recoverable. The Company considers internal and external factors relating to each acquired entity and division, including hospital and physician contract changes, local market developments, changes in third-party reimbursement methodologies, national health care trends, and other publicly available information. The Company assesses impairment of the intangible assets and goodwill whenever the Company's operating trends have had other than a temporary adverse change. Whenever events or changes in circumstances indicate that the goodwill, intangible assets and other long-lived assets may be impaired, the Company projects the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not recoverable, then such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances, including discounted cash flows using the Company's cost of capital. Considerable judgment is necessary to estimate future cash flows and fair values. Accordingly, actual results could vary significantly from such estimates.

                              MEDCATH CORPORATION

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

     Other Long-Term Obligations -- Other long-term obligations consist of amounts due to equipment vendors for which the Company has a commitment to refinance on a long-term basis, a working capital note due to one of our heart hospital's partners and the Company's liability for its interest rate swap derivatives, which are recognized at their fair market value as of the balance sheet date.

     Revenue Recognition -- The Company's heart hospitals have agreements with third-party payors that provide for payments to the hospitals at amounts different from their established rates. Payment arrangements include prospectively determined rates per discharge and per visit, reimbursed costs (subject to limits), and discounted charges. Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others as services are rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period that the related services are rendered and adjusted in future periods as final settlements are determined. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. For the years ended September 30, 2001, 2000 and 1999, net revenue from Medicare and Medicaid represented approximately 55%, 50% and 50% of consolidated net revenue, respectively. In addition, amounts due from Medicare and Medicaid comprised 30% and 34% of the net accounts receivable balance at September 30, 2001 and 2000, respectively.

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

                              MEDCATH CORPORATION

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

     Advertising -- Advertising costs are expensed as incurred. During the years ended September 30, 2001, 2000 and 1999, the Company incurred approximately $2.7 million, $3.4 million and $3.5 million of advertising expenses, respectively.

     Pre-opening Expenses -- Pre-opening expenses consist of new venture costs incurred during development of a new venture and prior to its opening for business. Such costs are expensed as incurred and are included in the operating expense categories in the accompanying statements of operations. The Company recognized pre-opening expenses of approximately $1.4 million, $549,000 and $6.6 million for the years ended September 30, 2001, 2000 and 1999, respectively.

     Income Taxes -- Deferred income taxes are provided for under the liability method based on temporary differences that arise due to differences between tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future deductibility is uncertain.

     Members and Partners' Share of Hospital's Net Income and Loss -- Each of the Company's consolidated hospitals is organized as a limited liability company or limited partnership, with one of the Company's wholly-owned subsidiaries serving as the manager or general partner and typically holding from 51% to 71% of the ownership interest in the entity. In most cases, physician partners or members own the remaining ownership interests as members or limited partners. In some instances, local market conditions have made it advantageous for the Company to organize a heart hospital with a community hospital investing as an additional partner or member. In those instances, the Company generally holds a minority interest in the heart hospital with the community hospital and physician partners owning the remaining interests also as minority partners. These heart hospitals are generally accounted for under the equity method of accounting. Profits and losses of heart hospitals accounted for under either the consolidated or equity methods are generally allocated to its owners based on their respective ownership percentages. If the cumulative losses of a heart hospital exceed its initial capitalization and committed capital obligations of the partners or members, the Company is required, due to at risk capital position, by generally accepted accounting principles, to recognize a disproportionate share of the hospital's losses that otherwise would be allocated to all of its owners on a pro rata basis. In such cases, the Company will recognize a disproportionate share of the hospital's future profits to the extent the Company has previously recognized a disproportionate share of the hospital's losses.

     Stock-Based Compensation -- The Company grants stock options and issues shares under option plans described in Note 12. The Company accounts for stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is determined based on the intrinsic value of the equity instrument award; and, accordingly, no compensation expense is recognized for options granted with an exercise price equal to the fair value of the shares at the date of grant. See Note 12 for pro forma disclosures required by SFAS No. 123 and additional information on the Company's stock options.

                              MEDCATH CORPORATION

     Segment Reporting -- The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for a public company to report annual and interim financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses have similar economic characteristics and are considered similar under the criteria established by SFAS No. 131. The description of the Company's reportable segments and the disclosure of segment information pursuant to SFAS No. 131 are presented in Note 18.

     Accounting Changes -- Effective October 1, 2000 (fiscal 2001), the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company's policy for managing risk related to its exposure to variability in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The adoption of SFAS No. 133 did not have any impact on the Company's financial position, results of operations or cash flows. See also Note 7.

     Recent Accounting Pronouncements -- In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, an annual impairment test of goodwill, reclassification of certain existing recognized intangibles as goodwill, and reassessment of the useful lives of existing recognized intangibles. The nonamortization and amortization provisions of SFAS No. 142 are effective for business combinations completed after June 30, 2001. The Company's business combinations completed in the Exchange on July 27, 2001 were subject to these provisions, and accordingly, the approximately $27.4 million of goodwill arising from the Exchange is not being amortized under the new rules. As permitted, the Company has elected to early adopt the remaining provisions of SFAS No. 142 for its fiscal year 2002 beginning October 1, 2001. Other than the immediate discontinuance of goodwill amortization of approximately $115.7 million of recorded net goodwill at October 1, 2001, the adoption of SFAS No. 142 will not have any impact on the Company's financial position, results of operations or cash flows. For the year ended September 30, 2001, the Company recorded $3.0 million of amortization expense related to goodwill that will cease being amortized under the new rules.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the

                              MEDCATH CORPORATION
disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. The Company is currently assessing, but has not yet determined the impact, if any, that adopting SFAS No. 144 will have on its financial position, results of operations and cash flows.

3.  BUSINESS COMBINATIONS AND HOSPITAL DEVELOPMENT

     Acquisitions Completed Subsequent to September 30, 2001 -- Effective October 1, 2001, the Company acquired an additional 45.0% ownership interest in its Heart Hospital of New Mexico from its physician and hospital partners. The Company paid approximately $17.4 million for this additional ownership interest, using a portion of the net proceeds from the Offering. As a result of the increase in the Company's ownership interest in the Heart Hospital of New Mexico from a 24.0% minority to a 69.0% majority ownership position, the Company obtained substantive control of the heart hospital and will begin to consolidate the hospital's results of operations and financial position from October 1, 2001 (the first day of the Company's fiscal year 2002). Before the acquisition, the Company was required to account for its investment in the Heart Hospital of New Mexico using the equity method of accounting.

     Acquisitions Completed During Fiscal Year 2001 -- As summarized in Note 1, as part of the Exchange in July 2001, the Company offered its physician and community hospital partners in some of its heart hospitals the opportunity to either exchange a portion of their ownership interests in those heart hospitals for shares of the Company's common stock valued at the price of the shares sold in the Offering or to sell a portion of their ownership interests to the Company for cash. The Company also entered into a separate agreement with its physician partners in one of its heart hospitals to purchase additional ownership interests from them for cash. The Company issued a total of 131,602 shares of common stock and paid $25.4 million cash to the partners in the five heart hospitals who elected to participate in the Exchange. The shares of common stock issued in the Exchange were in addition to the shares sold in the Offering, and the cash paid was financed with a portion of the proceeds from the Offering. The table below indicates the Company's ownership interests in these five heart hospitals before and after the Exchange.

                                                                      MEDCATH OWNERSHIP
                                                                     -------------------
                                                                      BEFORE     AFTER
HEART HOSPITAL                                        LOCATION       EXCHANGE   EXCHANGE
--------------                                        --------       --------   --------
Arizona Heart Hospital...........................  Phoenix, AZ        51.0%      70.6%
Arkansas Heart Hospital..........................  Little Rock, AR    51.0%      70.3%
Dayton Heart Hospital............................  Dayton, OH         52.5%      66.5%
Heart Hospital of Austin.........................  Austin, TX         51.5%      70.9%
Tucson Heart Hospital............................  Tucson, AZ         33.3%      58.6%

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

     Because the carrying amount of the hospitals' net assets underlying the additional ownership interests acquired, which primarily consisted of accounts receivable, medical supplies, property and equipment, current liabilities and long-term debt and capital leases, approximated their fair value at the date of acquisition, the application of purchase accounting did not result in any significant adjustment to the carrying amount of those net assets. As a result of the Exchange, the Company assumed all interests,

                              MEDCATH CORPORATION
rights and obligations related to the additional ownership interests being acquired from the partners, including any and all existing rights or obligations relating to capital investment, surplus or deficit in the heart hospital. The total goodwill arising from the Exchange was approximately $27.4 million.

     Other Increases in Hospital Ownership, Fiscal Year 2000 -- As of September 30, 1999, the Company (through its wholly owned subsidiary DTO Management, Inc.), Franciscan Health System of the Ohio Valley and Affiliates (Franciscan), and a group of physician and investor members held approximately 36.8%, 31.6% and 31.6% interests, respectively, in Heart Hospital of Dayton. As of October 31, 1999, the Company determined that it had substantive control over Heart Hospital of Dayton and, accordingly, Heart Hospital of Dayton has been accounted for as a consolidated subsidiary beginning October 1, 1999 (first day of the Company's fiscal year 2000). Effective October 1, 2000, Heart Hospital of Dayton reached an agreement with Franciscan, whereby Franciscan exchanged its ownership interest and ceased being a member in Heart Hospital of Dayton for a full release from any obligations arising from its interest, including the obligation to guarantee debt and pay debt guarantee fees. As a result of this agreement, the Company's interest in Heart Hospital of Dayton increased to approximately 52.5% and the physician and investor members' interest increased to approximately 47.5%.

     New Hospital Development -- During 1999, the Company entered into a venture to develop and construct the Harlingen Medical Center, which will focus on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology, and will be located in Harlingen, Texas. The Harlingen Medical Center is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital. The Company began construction on the Harlingen Medical Center in June 2001 and expects to open the hospital during October 2002. As of September 30, 2001, the Harlingen Medical Center is committed under a construction contract with a preliminary budget contract sum of $18.5 million to construct the hospital. The Harlingen Medical Center had paid $4.4 million and accrued $2.2 million under this construction contract as of September 30, 2001.

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

     Diagnostic and Therapeutic Facilities Development -- During 2001, the Company entered into two new joint ventures with physicians for cardiac diagnostic and therapeutic facilities, one in Greensboro, North Carolina and the other in Wilmington, North Carolina. Projected opening dates for the Greensboro Heart Center and Wilmington Heart Center fixed-site cath labs are March 2002 and April 2002, respectively. The Company will own an approximate 51% interest and exercise substantive control over each venture.

                              MEDCATH CORPORATION

     Disposition of McAllen Heart Hospital -- On March 1, 2001, McAllen Heart Hospital, in which the Company owned a 50.2% majority interest, was sold to an affiliate of Universal Health Services, Inc. for approximately $56.0 million. Approximately $38.0 million of the sale proceeds were used to repay the hospital's long-term debt, including intercompany amounts paid to the Company, which the Company then used to repay amounts outstanding under its revolving credit facility. After the write-off of approximately $10.3 million of goodwill and purchase accounting valuation adjustments in McAllen Heart Hospital, which arose from a 1998 merger transaction, the Company recognized a net gain of $13.5 million in its consolidated results of operations for the year ended September 30, 2001. Approximately $8.0 million was recognized in earnings allocated to minority interests as a result of the sale. This minority interest amount was determined before the write-off of the Company's goodwill and the purchase accounting valuation adjustments and after the allocation of amounts to the Company for recovery of disproportionate losses of McAllen Heart Hospital, which had previously been recognized in the Company's consolidated results of operations.

4.  EQUITY INVESTMENTS

     Advances to unconsolidated affiliates and losses in excess of investments of unconsolidated affiliates accounted for under the equity method consist of the following at September 30:

                                           2001                             2000
                              ------------------------------   ------------------------------
                              ADVANCES   INVESTMENT    NET     ADVANCES   INVESTMENT    NET
                              --------   ----------   ------   --------   ----------   ------
MedCath of Tucson, LLC......   $   --     $    --     $   --   $21,844     $(17,665)   $4,179
Heart Hospital of New
  Mexico, LLC...............       --         300        300       626         (162)      464
Heart Hospital of South
  Dakota, LLC...............    7,398      (1,212)     6,186       719          822     1,541
                               ------     -------     ------   -------     --------    ------
                               $7,398     $  (912)    $6,486   $23,189     $(17,005)   $6,184
                               ======     =======     ======   =======     ========    ======

     Advances to unconsolidated affiliates bear interest at prime plus 1% (7.0% and 10.5% at September 30, 2001 and 2000, respectively), and are payable on demand and prior to any distribution of earnings.

     The combined results of operations and financial position of the Company's unconsolidated affiliates are summarized below:

                                                         YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                       2001       2000        1999
                                                     --------   ---------   ---------
Condensed Statement of Operations Information:
  Net revenue......................................  $110,080   $  72,282   $  24,348
  Income from operations...........................     7,280       3,475       1,798
  Net income (loss)................................    (2,199)     (5,237)     13,248
Condensed Balance Sheet Information:
  Current assets...................................    16,788      20,387      13,449
  Noncurrent assets................................    80,035      84,989     104,059
  Current liabilities..............................    13,405      17,118      19,679
  Noncurrent liabilities...........................    83,381     105,301     112,730
  Net equity (deficit).............................        37     (17,043)    (14,901)

     As discussed in Notes 1 and 3, the Company began consolidating Tucson Heart Hospital upon acquiring a majority interest in and substantive control of the heart hospital as part of the Exchange

                              MEDCATH CORPORATION
completed in July 2001. From July 1999 through July 2001, the Company accounted for its minority investment in the Tucson Heart Hospital using the equity method of accounting. Prior to July 1999, the Company consolidated the Tucson Heart Hospital. The Company deconsolidated the Tucson Heart Hospital as of July 31, 1999 upon entering into an agreement whereby a third-party community hospital investor, Carondelet Health Network, obtained a 33 1/3% ownership interest in the Tucson Heart Hospital, which reduced the Company's interest from a majority position to a minority position.

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

5.  ACCOUNTS RECEIVABLE

     Accounts receivable, net, consists of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Receivables, principally from patients and third-party
  payors....................................................  $ 63,659   $ 63,641
Receivables, principally from billings to hospitals for
  various cardiovascular procedures.........................     5,178      5,256
Amounts due under management contracts......................       352      2,898
Other.......................................................     5,104      5,332
                                                              --------   --------
                                                                74,293     77,127
Less allowance for doubtful accounts........................    (8,659)   (13,622)
                                                              --------   --------
Accounts receivable, net....................................  $ 65,634   $ 63,505
                                                              ========   ========

     Activity for the allowance for doubtful accounts was as follows:

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Balance, beginning of year...........................  $ 13,622   $  8,128   $  3,343
  Bad debt expense...................................    20,545     16,668     13,021
  Increase due to acquisition........................     2,844         --         --
  Write-off, net of recoveries.......................   (28,352)   (11,174)    (8,236)
                                                       --------   --------   --------
Balance, end of year.................................  $  8,659   $ 13,622   $  8,128
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

                              MEDCATH CORPORATION

6.  PROPERTY AND EQUIPMENT

     Property and equipment, net, consists of the following:

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
Land........................................................  $  15,075   $ 14,370
Buildings...................................................    165,006    161,891
Equipment...................................................    177,448    166,719
Construction in progress....................................      9,053      2,747
                                                              ---------   --------
Total, at cost..............................................    366,582    345,727
Less accumulated depreciation...............................   (101,018)   (78,289)
                                                              ---------   --------
Property and equipment, net.................................  $ 265,564   $267,438
                                                              =========   ========

     Substantially all of the Company's property and equipment is pledged as collateral for various long-term obligations (see Notes 7 and 8).

7.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
New credit facility and bank mortgage loans.................  $ 78,972   $     --
Pre-existing bank mortgage loans............................    24,069     76,422
Real estate investment trust (REIT) loans...................    54,886     80,200
Revolving credit facility...................................        --     33,000
Notes payable to various lenders............................    66,763     78,984
                                                              --------   --------
                                                               224,690    268,606
Less current portion........................................   (23,490)   (22,513)
                                                              --------   --------
Long-term debt..............................................  $201,200   $246,093
                                                              ========   ========

     New Credit Facility and Bank Mortgage Loans -- Concurrent with the Offering, the Company became a party to a new $189.6 million credit facility (the Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the indebtedness of three of the Company's existing heart hospitals and provides the Company with $110.0 million of available capital to finance its development heart hospital program. As of September 30, 2001, no amounts had been borrowed against this $110.0 million of committed financing under the Credit Facility.

     In July 2001, three of the Company's consolidated heart hospitals borrowed a total of $79.6 million under the Credit Facility to fund the repayment of $77.5 million of outstanding principal under their existing REIT and bank mortgage loans, $856,000 of prepayment penalty, and $1.3 million of debt issuance costs. As a result of the prepayment penalty and unamortized debt issue costs on the existing indebtedness, the Company recognized an extraordinary loss on the extinguishment of debt of approximately $618,000 net of minority interests and income taxes, in the fourth quarter of fiscal 2001. Each loan under the Credit Facility is separately documented and secured by the assets of the borrowing heart hospital only. Each loan under the Credit Facility amortizes based on a 20-year term, matures on July 27, 2006, and accrues interest at variable rates on either the Base Rate (as defined) plus an

                              MEDCATH CORPORATION
applicable margin, or Eurodollar Rate (LIBOR) plus an applicable margin. At closing and at September 30, 2001, the interest rate for each loan under the Credit Facility was 6.68%.

     Under the terms of the Credit Facility, these three heart hospitals were required to have in place fixed interest rate swaps, for 50% of the refinanced amount, within 90 days of the closing. Accordingly, in September 2001, the Company's three heart hospitals entered into fixed interest rate swaps for notional amounts of 50% of the outstanding balances of the bank mortgage loans under the Credit Facility, which effectively fixed the interest rate on the hedged portion of these bank mortgage loans at a rate of 7.92% for two of the hospitals and at 7.6% for the other hospital. In accordance with SFAS No. 133 and the Company's market risk policy as discussed in Note 1, the swaps qualify for cash flow hedge accounting. The Company recognizes interest expense based upon the fixed interest rates provided under the swaps, while the changes in fair value of the swaps ($693,000 loss for the year ended September 30, 2001) are recorded as other comprehensive income (loss) with the corresponding charge recorded to either the derivative asset or liability in the consolidated balance sheet (other long-term obligations at September 30, 2001). Future changes on the fair value of the swaps will be recorded based upon the variability in market interest rates through July 2006, the termination date of the swaps and the Credit Facility.

     The Company guarantees the obligations of its heart hospital subsidiaries and unconsolidated affiliates for the bank mortgage loans made to them under the Credit Facility.

     Pre-existing Bank Mortgage Loans -- From 1997 to 2000, the Company entered into mortgage loans with a syndicate of banks for the purposes of financing a portion of the land acquisition and construction costs of two of the Company's heart hospitals and refinancing debt of one other of the Company's heart hospitals. During fiscal year 2001, two of these heart hospitals refinanced their existing bank mortgage loans with new bank mortgage loans obtained under the Credit Facility. Consequently, as of September 30, 2001, the Company's Pre-existing Bank Mortgage Loan balance includes the outstanding indebtedness of only one heart hospital. The mortgage loan payments are based on a 20-year amortization schedule with the remaining principal due in full on March 31, 2007. The interest rate on this bank mortgage loan is LIBOR plus three hundred fifty basis points. At September 30, 2001, the interest rate on the loan was 7.0%, and the loan is collateralized by a pledge of the Company's interest in the related heart hospital, the hospital's land, buildings, fixtures, and certain other assets.

     REIT Loans -- From 1994 to 1997, the Company entered into mortgage loans with real estate investment trusts for the purpose of financing the land acquisition and construction costs of three of its majority-owned subsidiary heart hospitals. During fiscal year 2001, one of these REIT Loans, which was for McAllen Heart Hospital, was repaid in connection with the disposition of that heart hospital, as discussed in Note 3. A second of these REIT Loans was refinanced during fiscal year 2001 by a new bank mortgage loan obtained under the Credit Facility. Consequently, as of September 30, 2001, the Company's REIT Loan balance includes the outstanding indebtedness of two heart hospitals, one of which became a majority-owned subsidiary during July 2001 as a result of the Exchange transaction. The interest rate on the outstanding REIT Loans was 3 1/2% to 4 1/4% above a rate index tied to U.S. Treasury Notes, that is determined on the completion date of the hospital, and subsequently increases per year by 20 basis points for one hospital and 27 basis points for the other hospital. The principal and interest on the REIT Loans is payable monthly over seven-year terms from the completion date of each hospital using extended period amortization schedules and include balloon payments at the end of each respective term. Each is subject to extension for an additional seven years at the option of the Company. Borrowings under the REIT Loans are collateralized by a pledge of the Company's interest in the related heart hospitals' land, building, and fixtures and certain other assets. At September 30, 2001, the Company guaranteed 100% of the outstanding balances of the REIT Loans. The average interest rate as of September 30, 2001 on the REIT Loans was 9.53%. At September 30, 2001, the Company was also contingently liable for outstanding letters of credit of $877,000 million relating to the REIT Loans.

                              MEDCATH CORPORATION

     Revolving Credit Facility -- The Company entered into a $100.0 million revolving credit facility (the Revolver) dated as of July 31, 1998, with a syndicate of banks, the proceeds of which are to be used for general corporate purposes. All outstanding borrowings under the Revolver are payable on January 31, 2005. The Revolver is collateralized by all shares of MedCath Intermediate Holdings, Inc. (a wholly owned subsidiary of the Company), all intercompany debt owed by each of its present and future subsidiaries, and all proceeds from the sales of its present and future subsidiaries. Borrowings under the Revolver bear interest at variable rates based, at the Company's option, on LIBOR plus an additional margin ranging from .875% to 2.25%, based on the Company's performance, or the prime rate plus an additional margin ranging to 1.00%, based on the Company's performance. As of September 30, 2001, the applicable interest rate on available funds was 8.75%.

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

     Notes Payable -- The Company has acquired substantially all of the medical and other equipment for its heart hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. Amounts borrowed under these notes are payable in monthly installments of principal and interest over 5 to 7 year terms. Interest is at fixed rates ranging from 7.23% to 10.25%. The Company has guaranteed up to 51% of the equipment loans of its majority-owned heart hospitals.

     Debt Covenants -- Covenants related to long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. The Company was in compliance with all covenants at September 30, 2001.

     Guarantees of Unconsolidated Affiliates' Debt -- The Company has guaranteed the real estate and equipment debt of two affiliate hospitals in which it has a minority interest at September 30, 2001. The Company provides such guarantees in exchange for a fee from either the affiliate hospital or the partners in that affiliate hospital. A schedule of outstanding debt amounts at September 30, 2001 and the Company's related guarantee percentages or amounts follows:

                                                                           GUARANTEE
                                                             AMOUNT      PERCENTAGE OR
                                                           OUTSTANDING      AMOUNT
                                                           -----------   -------------
Heart Hospital of New Mexico, LLC..........  Real estate     $22,962        $10,455
Heart Hospital of South Dakota.............  Real estate     $30,118             50%

     Future Maturities -- Future maturities of long-term debt at September 30, 2001 are as follows:

FISCAL YEAR
-----------
2002........................................................   $ 23,491
2003........................................................     23,749
2004........................................................     22,426
2005........................................................     34,522
2006........................................................    105,292
Thereafter..................................................     15,210
                                                               --------
                                                               $224,690
                                                               ========

                              MEDCATH CORPORATION

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

     Future minimum lease payments at September 30, 2001 are as follows:

FISCAL YEAR
-----------
2002........................................................   $2,883
2003........................................................    2,888
2004........................................................    2,772
2005........................................................    2,498
2006........................................................    2,684
Thereafter..................................................      637
                                                               ------
Total future minimum lease payments.........................   14,362
Less amounts representing interest..........................   (2,883)
                                                               ------
Present value of net minimum lease payments.................   11,479
Less current portion........................................   (1,932)
                                                               ------
                                                               $9,547
                                                               ======

9.  COMMITMENTS AND CONTINGENCIES

     Operating Leases -- One of the Company's subsidiaries leases certain office space to a physician group under a noncancelable operating lease which commenced in fiscal year 2000. During fiscal years 2001 and 2000, the Company received approximately $485,000 in rental income from this lease.

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

                              MEDCATH CORPORATION

     The approximate future minimum rental income and commitments under noncancelable operating leases as of September 30, 2001 are as follows:


                                                              RENTAL     RENTAL
FISCAL YEAR                                                   INCOME   COMMITMENT
-----------                                                   ------   ----------
2002........................................................  $  626    $ 3,062
2003........................................................     626      2,100
2004........................................................     626      1,439
2005........................................................     626      1,201
2006........................................................       4      1,025
Thereafter..................................................      --      6,472
                                                              ------    -------
                                                              $2,508    $15,299
                                                              ======    =======


     Compliance -- Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and may be modified. The Company believes that it is in compliance with such laws and regulations and it is not aware of any investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including substantial fines and criminal penalties, as well as repayment of previously billed and collected revenue from patient services and exclusion from the Medicare and Medicaid programs.

10.  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                              2001    2000      1999
                                                              -----   -----   --------
Current tax (benefit) expense:
  Federal...................................................  $ --    $ --    $ 1,879
  State.....................................................   317     (24)       556
                                                              ----    ----    -------
     Total current tax (benefit) expense....................   317     (24)     2,435
Deferred tax (benefit) expense:
  Federal...................................................   344      --     (3,386)
  State.....................................................    51      --       (387)
                                                              ----    ----    -------
     Total deferred tax (benefit) expense...................   395      --     (3,773)
                                                              ----    ----    -------
     Total income tax (benefit) expense.....................  $712    $(24)   $(1,338)
                                                              ====    ====    =======

                              MEDCATH CORPORATION

     The components of net deferred taxes at September 30 are as follows:

                                                               2001       2000
                                                              -------   --------
Deferred tax liabilities:
  Excess of book over tax bases of property and equipment...  $19,934   $ 16,575
  Excess of book over tax bases in equity investments.......       11        529
  Management contracts......................................    3,097      3,899
  Other.....................................................      382        278
                                                              -------   --------
     Total deferred tax liabilities.........................   23,424     21,281
                                                              -------   --------
Deferred tax assets:
  Net operating and economic loss carryforward..............   17,210     18,089
  AMT credit carryforward...................................    1,336      1,336
  Management contracts......................................    1,460      2,792
  Nondeductible allowances..................................    1,721      4,616
  Organization and start-up costs...........................    4,204      5,463
  Other.....................................................    3,905      2,761
                                                              -------   --------
     Total deferred tax assets before valuation allowance...   29,836     35,057
Valuation allowance on net deferred tax assets..............   (6,412)   (13,776)
                                                              -------   --------
     Total deferred tax assets..............................   23,424     21,281
                                                              -------   --------
     Net deferred tax balance...............................  $    --   $     --
                                                              =======   ========

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

     Net operating and economic losses of approximately $44.1 million will begin to expire in the years 2015 and 2019.

     The differences between the U.S. federal statutory tax rate and the effective rate are as follows:


                                                               2001    2000    1999
                                                              ------   -----   -----
Statutory federal income tax rate...........................    34.0%   34.0%   34.0%
State income taxes..........................................    54.9     3.8     2.7
Goodwill....................................................   179.3   (12.2)   (6.1)
Decrease in valuation allowance.............................  (309.3)  (16.9)  (25.2)
Other.......................................................    71.0    (8.5)   (2.2)
                                                              ------   -----   -----
Effective income tax rate...................................    29.9%    0.2%    3.2%
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

                              MEDCATH CORPORATION

     The following table sets forth the reconciliation of basic earnings per share to diluted earnings per share for the year ended September 30, 2001:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                          NET       SHARES      EARNINGS
                                                         INCOME   OUTSTANDING   PER SHARE
                                                         ------   -----------   ---------
Basic..................................................  $1,051     13,007        $0.08
Effect of dilution:
  Stock options........................................      --        100           --
                                                         ------     ------        -----
Diluted................................................  $1,051     13,107        $0.08
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

                              MEDCATH CORPORATION

     Activity for the option plans during the years ended September 30, 2001, 2000 and 1999 was as follows:

                                                      WEIGHTED-
                                                       AVERAGE                    WEIGHTED-
                                          NUMBER OF   EXERCISE      OPTIONS        AVERAGE
                                           OPTIONS      PRICE     EXERCISABLE   EXERCISE PRICE
                                          ---------   ---------   -----------   --------------
Outstanding options,
  September 30, 1998....................  2,327,542    $17.37
  Granted...............................    123,316     19.00
  Exercised.............................   (105,924)     3.54
  Canceled..............................   (581,354)    18.69
                                          ---------
Outstanding options,
  September 30, 1999....................  1,763,580    $17.88       158,992         $ 6.28
  Granted...............................    946,142     19.00
  Canceled..............................   (531,000)    19.00
                                          ---------
Outstanding options,
  September 30, 2000....................  2,178,722    $18.10       551,337         $15.44
  Granted...............................    267,500     19.67
  Exercised.............................    (42,927)    18.48
  Canceled..............................   (111,700)    19.00
                                          ---------
Outstanding options,
  September 30, 2001....................  2,291,595    $18.23       938,141         $16.93
                                          =========

     The following table summarizes information for options outstanding and exercisable at September 30, 2001:

              OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
-----------------------------------------------   ---------------------
                          WEIGHTED-   WEIGHTED-               WEIGHTED-
                           AVERAGE     AVERAGE                 AVERAGE
 RANGE OF     NUMBER OF   REMAINING   EXERCISE    NUMBER OF   EXERCISE
  PRICES       OPTIONS      LIFE        PRICE      OPTIONS      PRICE
-----------   ---------   ---------   ---------   ---------   ---------
     $12.00       9,893    4 years     $12.00        9,893     $12.00
       4.75     131,472    7 years       4.75      131,472       4.75
      19.00   1,067,158    7 years      19.00      589,830      19.00
      19.00     443,642    8 years      19.00      111,214      19.00
      19.00     609,430    9 years      19.00       95,732      19.00
      25.00      30,000   10 years      25.00           --      25.00
              ---------                            -------
$4.75-25.00   2,291,595                $18.23      938,141     $16.93
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

                              MEDCATH CORPORATION

     Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's net income (loss) for the years ended September 30 would have been impacted as follows:

                                                           YEAR ENDED SEPTEMBER 30,
                                                         ----------------------------
                                                          2001      2000       1999
                                                         ------   --------   --------
Net income (loss):
  As reported..........................................  $1,051   $(13,635)  $(39,930)
  Pro forma............................................  $ (515)  $(14,436)  $(41,076)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which occurred during 2001, 2000 and 1999:

                                                        YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------------
                                                     2001         2000         1999
                                                  ----------   ----------   ----------
Expected life...................................   8 years      8 years      8 years
Risk-free interest rate.........................  4.78-5.83%   5.93-6.69%   4.60-5.68%
Expected volatility.............................     54%           0%           0%

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

                              MEDCATH CORPORATION

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

                              MEDCATH CORPORATION

17.  SUMMARY OF QUARTERLY FINANCIAL DATE (UNAUDITED)

     Summarized quarterly financial results were as follows:

                                                 FIRST     SECOND     THIRD    FOURTH
                                                QUARTER   QUARTER    QUARTER   QUARTER
                                                -------   --------   -------   -------
Year Ended September 30, 2001:
Net revenue...................................  $91,201   $103,198   $89,727   $92,906
Operating expense.............................   84,847     93,067    81,285    88,886
Income from operations........................    6,354     23,592     8,443     4,019
Net income (loss).............................   (1,519)     5,636      (232)   (2,833)
Net income (loss) per share, basic............  $ (0.13)  $   0.48   $ (0.02)  $ (0.22)
Net income (loss) per share, diluted..........  $ (0.13)  $   0.47   $ (0.02)  $ (0.22)

Year Ended September 30, 2000:
Net revenue...................................  $74,211   $ 89,201   $84,211   $84,718
Operating expense.............................   69,337     80,612    83,045    80,805
Income from operations........................    4,874      8,589     1,166     3,913
Net income (loss).............................   (4,405)       801    (5,575)   (4,456)
Net income (loss) per share, basic and
  diluted.....................................  $ (0.37)  $   0.07   $ (0.47)  $ (0.38)

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

                              MEDCATH CORPORATION

     Financial information concerning the Company's operations by each of the reportable segments as of and for the years ended September 30 are as follows:


                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Net revenue:
Hospital Division....................................  $307,473   $271,223   $193,792
Diagnostics Division.................................    45,699     41,021     41,028
CCM Division.........................................    22,738     19,188     20,192
Corporate and other..................................     1,122        910        744
                                                       --------   --------   --------
Consolidated totals..................................  $377,032   $332,342   $255,756
                                                       ========   ========   ========
Income (loss) from operations:
Hospital Division....................................  $ 39,944   $ 21,222   $ 10,425
Diagnostics Division.................................     9,128      6,648      4,388
CCM Division.........................................       119        317    (10,032)
Corporate and other..................................    (6,783)    (9,644)   (14,646)
                                                       --------   --------   --------
Consolidated totals..................................  $ 42,408   $ 18,543   $ (9,865)
                                                       ========   ========   ========
Depreciation and amortization:
Hospital Division....................................  $ 24,582   $ 24,964   $ 19,111
Diagnostics Division.................................     8,138      7,836      8,832
CCM Division.........................................     2,800      2,508      1,110
Corporate and other..................................     1,125      1,359      1,507
                                                       --------   --------   --------
Consolidated totals..................................  $ 36,646   $ 36,668   $ 30,560
                                                       ========   ========   ========
Interest expense (income), net:
Hospital Division....................................  $ 28,136   $ 31,657   $ 22,894
Diagnostics Division.................................       563        (13)       (38)
CCM Division.........................................       (36)       (58)       (18)
Corporate and other..................................    (5,789)    (4,399)    (3,229)
                                                       --------   --------   --------
Consolidated totals..................................  $ 22,874   $ 27,187   $ 19,609
                                                       ========   ========   ========
Capital expenditures:
Hospital Division....................................  $ 14,199   $  9,656   $ 52,146
Diagnostics Division.................................     1,643      2,015      5,205
CCM Division.........................................        69       (378)       201
Corporate and other..................................       879        991        109
                                                       --------   --------   --------
Consolidated totals..................................  $ 16,791   $ 12,284   $ 57,661
                                                       ========   ========   ========

                              MEDCATH CORPORATION

                                                               SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Aggregate identifiable assets:
Hospital Division....................................  $396,197   $396,635   $360,679
Diagnostics Division.................................    57,533     53,176     62,557
CCM Division.........................................     8,013     12,415     16,761
Corporate and other..................................   144,877     23,441     32,288
                                                       --------   --------   --------
Consolidated totals..................................  $606,619   $485,667   $472,285
                                                       ========   ========   ========

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following Exhibits includes both Exhibits submitted with this Report as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 2.1      --   Form of Hospital Securities Exchange Agreement.(1)
 2.2      --   Form of MedCath Holdings, Inc. Securities Exchange
               Agreement(1)
 2.3      --   Form of Membership Purchase Agreement(1)(2)
 3.1      --   Form of Amended and Restated Certificate of Incorporation of
               MedCath Corporation.(1)
 3.2      --   Bylaws of MedCath Corporation(1)
 4.1      --   Form of common stock certificate(1)
 4.2      --   Stockholders' Agreement dated as of July 31, 1998 by and
               among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh,
               Carson, Anderson & Stowe VII, L.P. and the several other
               stockholders (the Stockholders' Agreement)(1)
 4.3      --   First Amendment to Stockholder's agreement dated as of June
               1, 2001 by and among MedCath Holdings, Inc., the KKR Fund
               and the WCAS Stockholders(1)
 4.4      --   Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh,
               Carson, Anderson & Stowe VII, L.P., WCAS Healthcare
               Partners, L.P. and the several stockholders parties
               thereto(the Registration Rights Agreement)(1)
 4.5      --   First Amendment to Registration Rights Agreement dated as of
               June 1, 2001 by and among MedCath Holdings, Inc. and the
               persons listed in Schedule I attached hereto(1)
 4.6      --   Amended and Restated Management Stockholder's Agreement
               entered into as of July 18, 2001 between MedCath Corporation and David Crane(1)
 4.7      --   Amended and Restated Management Stockholder's Agreement
               entered into as of July 18, 2001 between MedCath Corporation and Stephen R. Puckett, P IV Limited Partnership and P V
               Limited Partnership(1)
10.1      --   Operating Agreement of the Little Rock Company dated as of
               July 11, 1995 by and among MedCath of Arkansas, Inc. and
               several other parties thereto (the Little Rock Operating
               Agreement)(1)(2)
10.2      --   First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(2)
10.3      --   Amendment to Little Rock Operating Agreement effective as of
               January 20, 2000(1)(2)
10.4      --   Amendment to Little Rock Operating Agreement dated as of
               April 25, 2001(1)
10.5      --   Amended and Restated Operating Agreement of MedCath of
               Tucson, L.L.C. effective as of July 31, 1999 (the Tucson
               Operating Agreement)(1)(2)
10.6      --   Amendment to Tucson Operating Agreement dated as of April
               25, 2001(1)
10.7      --   Second Amendment to Tucson Operating Agreement(1)(2)
10.8      --   Guaranty Agreement made as of July 18, 1996 by MedCath
               Incorporated in favor of CapStone Capital Corporation(1)
10.9      --   Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital
               Operating Agreement)(1)(2)
10.10     --   Amendment to Arizona Heart Hospital Operating Agreement
               effective as of February 23, 2000(1)(2)
10.11     --   Amendment to Operating Agreement of Arizona Heart Hospital,
               LLC dated as of April 25, 2001(1)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.12     --   Guaranty dated as of March 2, 2000 by Arizona Heart
               Hospital, L.L.C., MedCath Incorporated, AHH Management,
               Inc., MedCath of Arizona, Inc., MedCath of Kingman, Inc.,
               MedCath of Massachusetts, Inc., MedCath of New Jersey, Inc.,
               MedCath Diagnostics, LLC, Heart Research Centers
               International, LLC and MedCath Physician Management, Inc. in
               favor of Heller Financial Leasing, Inc(1)
10.13     --   Agreement of Limited Partnership of Heart Hospital IV, L.P.
               as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin
               Limited Partnership Agreement)(1)(2)
10.14     --   Fifth Amendment to the Austin Limited Partnership Agreement
               effective as of December 31, 1997(1)(2)
10.15     --   Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(2)
10.16     --   Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)
10.17     --   Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)
10.18     --   Guaranty made as of November 11, 1997 by MedCath
               Incorporated in favor of HCPI Mortgage Corp(1)
10.19     --   Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001 (the Bakersfield Operating
               Agreement)(2)(3)
10.20     --   Second Amendment to Bakersfield Operating Agreement
               effective as of December 1, 1999(1)(2)
10.21     --   Operating Agreement of Heart Hospital of DTO, LLC dated as of April 18, 1997 by and among DTO Management, Inc and the several other partner thereto (the Dayton Operating
               Agreement)(1)(2)
10.22     --   First Amendment to Dayton Operating Agreement dated as of
               December, 1997(1)(2)
10.23     --   Second Amendment to Dayton Operating Agreement entered into as of the 27th day of July, 1998(1)(2)
10.24     --   Amendment to Dayton Operating Agreement effective as of
               October 1, 2000(1)(2)
10.25     --   Amendment to Dayton Operating Agreement dated April 12,
               2001(1)
10.26     --   Amendment to New Mexico Operating Agreement and Management
               Services Agreement) effective as of October 1, 1998(1)(2)
10.27     --   Guaranty made as of September 24, 1998 by MedCath
               Incorporated, St. Joseph Healthcare System, SWCA, LLC and
               NMHI, LLC in favor of Health Care Property Investors, Inc(1)
10.28     --   Termination and Release dated October 1, 2000 by and among
               Heart Hospital of DTO, LLC, DTO Management, Inc., Franciscan
               Health Systems of the Ohio Valley, Inc. and ProWellness
               Health Management Systems, Inc(1)(2)
10.29     --   Operating Agreement of Heart Hospital of South Dakota, LLC
               effective as of June 8, 1999 Sioux Falls Hospital
               Management, Inc. and North Central Heart Institute Holdings,
               PLLC (the Sioux Falls Operating Agreement)(1)(2)
10.30     --   First Amendment to Sioux Falls Operating Agreement of Heart
               Hospital of South Dakota, LLC effective as of July 31,
               1999(1)(2)
10.31     --   Limited Partnership Agreement of Harlingen Medical Center LP
               effective as of June 1, 1999 by and between Harlingen
               Hospital Management, Inc. and the several partners
               thereto(1)(2)
10.32     --   Form of Operating Agreement of Louisiana Heart Hospital, LLC
               effective as of December 1, 2000 by and among Louisiana
               Hospital Management, Inc. and the several parties thereto
               (Louisiana Operating Agreement)(1)(2)
10.33     --   Form of Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(2)
10.34     --   Form of Second Amendment to Louisiana Operating Agreement
               effective as of December 1, 2000(1)(2)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.35     --   Limited Partnership Agreement of San Antonio Heart Hospital,
               L.P. effective as of September 17, 2001(2)(3)
10.36     --   Credit Agreement dated as of July 31, 1998 among MedCath
               Intermediate Holdings, Inc., the Initial Lenders and Initial
               Issuing Bank, Bank of America N.A. (formerly Nations Bank,
               N.A.) and Banc of America Securities LLC (formerly
               NationsBanc Montgomery Securities LLC)(1)
10.37a    --   Form of Commitment Agreement to be dated as of July 27, 2001 by and among, MedCath Incorporated, a North Carolina
               corporation, the lenders who are or may become a party to
               this Agreement, as Lenders, Bank of America, N.A., as
               Administrative Agent for the Lenders, Bankers Trust Company,
               as Syndication Agent for the Lenders, and First Union
               National Bank, as Documentation Agent for the Lenders(1)
10.37b    --   Form of Amended and Restated Loan Agreement to be dated as of July 27, 2001 by and among MedCath of Little Rock,
               L.L.C., a North Carolina limited liability company, as
               Borrower, the lenders who are or may become a party to this
               Agreement, as Lenders, Bank of America, N.A., as
               Administrative Agent for the Lenders, Bankers Trust Company,
               as Syndication Agent for the Lenders, and First Union
               National Bank, as Documentation Agent for the Lenders(1)
10.37c    --   Form of Amended and Restated Loan Agreement to be dated as of July 27, 2001 by and among Heart Hospital of DTO, LLC, a
               North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as
               Lenders, Bank of America, N.A., as Administrative Agent for
               the Lenders, Bankers Trust Company, as Syndication Agent for
               the Lenders, and First Union National Bank, as Documentation
               Agent for the Lenders(1)
10.37d    --   Form of Amended and Restated Loan Agreement to be dated as of July 27, 2001 by and among Heart Hospital of BK, LLC, a
               North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as
               Lenders, Bank of America, N.A., as Administrative Agent for
               the Lenders, Bankers Trust Company, as Syndication Agent for
               the Lenders, and First Union National Bank, as Documentation
               Agent(1)
10.37e    --   Form of Guaranty Agreement to be dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and
               certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for
               the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.37f    --   Form of Guaranty Agreement to be dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and
               certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for
               the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.37g    --   Form of Guaranty Agreement to be dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and
               ceratin subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for
               the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.38     --   Employment Agreement made as of July 31, 1998 by and between
               MedCath Incorporated and Stephen R. Puckett(1)
10.39     --   Amendment to Employment Agreement effective as of January 1,
               2000 by and between MedCath Incorporated and Stephen R.
               Puckett(1)
10.40     --   Employment Agreement made as of December 16, 1998 by and
               between MedCath Incorporated and Dennis I. Kelly(1)
10.41     --   Employment Agreement made and entered into as of August 1,
               1999 by and between MedCath Incorporated and R. William
               Moore, Jr.(1)
10.42     --   Amendment to Employment Agreement of R. William Moore, Jr.
               made as of June 12, 2000 by and between MedCath Incorporated and R. William Moore, Jr.(1)
10.43     --   Employment Agreement made as of October 8, 1999 by and
               between MedCath Incorporated and James Harris(1)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.44     --   Amended and Restated Employment Agreement made as of January
               1, 2000 by and between MedCath Incorporated and David
               Crane(1)
10.45     --   Employment Agreement made as of May 26, 2000 by and between
               MedCath Incorporated and Michael Servais(1)
10.46     --   1998 Stock Option Plan for Key Employees of MedCath
               Holdings, Inc. and Subsidiaries(1)
10.47     --   Outside Directors' Stock Option Plan(1)
10.49     --   Form of Heart Hospital Management Services Agreement(1)
21.1      --   List of Subsidiaries(1)
99        --   Risk Factors

---------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 333-60278).

(2) Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.


(3)Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.


(b) Financial Statement Schedule

     All schedules have been omitted because they are not required, are not applicable or the information is included in the selected consolidated financial data or notes to consolidated financial statements appearing elsewhere in this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MEDCATH CORPORATION


                                          By:      /s/ JAMES E. HARRIS

                                            ------------------------------------

                                                      James E. Harris


                                              Senior Vice President and Chief
                                                      Financial Officer


                                               (principal financial officer)


Date: January 25, 2002