Form 10-Q
period 2001-12-31
MEDCATH CORP
filed 2002-02-14
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

Commission File Number 000-33009

MEDCATH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-2248952
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10720 Sikes Place
Charlotte, North Carolina 28277
(Address of principal executive offices, including zip code)

(704) 708-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes [ ] No

As of January 31, 2002, there were 18,011,520 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2001	2001

Current assets:
Cash and cash equivalents	$102,281	$114,357
Accounts receivable, net	77,857	65,634
Medical supplies	10,633	8,196
Due from affiliates	14	273
Prepaid expenses and other current assets	7,503	4,935

Total current assets	198,288	193,395
Property and equipment, net	308,288	265,564
Investments in and advances to affiliates, net	5,151	6,486
Goodwill, net	132,615	115,688
Other intangible assets, net	18,864	20,133
Other assets	5,044	5,353

Total assets	$668,250	$606,619

Current liabilities:
Accounts payable	$32,116	$26,143
Income tax payable	280	238
Accrued compensation and benefits	11,331	10,302
Accrued property taxes	2,872	3,178
Other accrued liabilities	12,519	13,221
Current portion of long-term debt and obligations under capital leases	27,383	25,422

Total current liabilities	86,501	78,504
Long-term debt	244,386	201,200
Obligations under capital leases	9,831	9,547
Other long-term obligations	3,135	3,643

Total liabilities	343,854	292,894
Minority interest in equity of consolidated subsidiaries	17,266	12,761
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,011,520 issued and outstanding	180	180
Paid-in capital	356,614	356,614
Accumulated deficit	(49,842)	(55,137)
Accumulated other comprehensive gain (loss)	178	(693)

Total stockholders’ equity	307,130	300,964

Total liabilities, minority interest and stockholders’ equity	$668,250	$606,619

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,

	2001	2000

Net revenue	$114,950	$91,201
Operating expenses:
Personnel expense	33,885	26,799
Medical supplies expense	26,801	22,034
Bad debt expense	5,908	5,105
Other operating expenses	26,788	21,596
Pre-opening expenses	949	140
Depreciation	8,826	7,566
Amortization	950	1,680
Gain on disposal of property, equipment and other assets	(1,027)	(72)

Total operating expenses	103,080	84,848

Income from operations	11,870	6,353
Other income (expenses):
Interest expense	(6,314)	(7,339)
Interest income	732	770
Other income, net	35	37
Equity in net earnings (losses) of unconsolidated affiliates	814	(1,081)

Total other expenses, net	(4,733)	(7,613)

Income (loss) before minority interest and income taxes	7,137	(1,260)
Minority interest share of earnings of consolidated subsidiaries	(1,787)	(205)

Income (loss) before income taxes	5,350	(1,465)
Income tax expense	(55)	(54)

Net income (loss)	$5,295	$(1,519)

Net income (loss) per share, basic and diluted	$0.29	$(0.13)

Weighted average number of shares, basic	18,012	11,837

Weighted average number of shares, diluted	18,119	11,837

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
	Common Stock				Other
			Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, September 30, 2001	18,012	$180	$356,614	$(55,137)	$(693)	$300,964
Comprehensive income:
Net income				5,295		5,295
Change in fair value of interest rate swaps					871	871

Total comprehensive income						6,166

Balance, December 31, 2001	18,012	$180	$356,614	$(49,842)	$178	$307,130

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,

	2001	2000

Net income (loss)	$5,295	$(1,519)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	5,908	5,105
Depreciation and amortization	9,776	9,246
Gain on disposal of property, equipment and other assets	(1,027)	(72)
Interest amortization of loan acquisition costs	255	345
Equity in net (earnings) losses of unconsolidated affiliates	(814)	1,081
Minority interest share of earnings of consolidated subsidiaries	1,787	205
Change in assets and liabilities that relate to operations:
Accounts receivable	(9,811)	(16,361)
Medical supplies	(1,422)	(1,996)
Due from affiliates	(4)	66
Prepaid expenses and other current assets	(774)	(769)
Other assets	(12)	56
Accounts payable and accrued liabilities	600	3,609

Net cash provided by (used in) operating activities	9,757	(1,076)

Investing activities:
Purchases of property and equipment	(17,755)	(3,127)
Proceeds from sale of property and equipment	54	1,229
Loans under management agreements	(24)	(27)
Repayments of loans under management agreements	301	116
Investments in and advances to affiliates, net	2,156	(2,450)
Cash acquired upon consolidation of equity method investee	151	—
Acquisition of increased ownership in heart hospital	(17,377)	—
Other investing activities	33	(126)

Net cash used in investing activities	(32,461)	(4,385)

Financing activities:
Net borrowings of short-term debt	—	4,815
Proceeds from issuance of long-term debt	15,948	1,509
Repayments of long-term debt	(6,882)	—
Repayments of obligations under capital leases	(510)	(343)
Payment of loan acquisition costs	(197)	(166)
Investments by minority partners	3,988	448
Distributions to minority partners	(1,719)	(108)
Proceeds from exercised stock options	—	10

Net cash provided by financing activities	10,628	6,165

Net increase (decrease) in cash and cash equivalents	(12,076)	704
Cash and cash equivalents:
Beginning of period	114,357	7,621

End of period	$102,281	$8,325

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$604	$786
Notes received for minority interest in development hospitals	2,868	—
Note received in settlement of management contract	1,686	—

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share)

1.	Business and Organization

     MedCath Corporation (the Company) focuses on the diagnosis and treatment of cardiovascular disease. The Company designs, develops, owns and operates heart hospitals in partnership with cardiologists and cardiovascular surgeons. While each of the Company’s heart hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of December 31, 2001, the Company owned and operated eight heart hospitals, together with its physician partners, who own an equity interest in the heart hospital where they practice. The Company’s existing heart hospitals have a total of 460 licensed beds and are located in Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. In addition to its heart hospitals, the Company provides cardiovascular care services in diagnostic and therapeutic facilities located in seven states and through mobile cardiac catheterization laboratories (the Diagnostics Division). The Company also provides consulting and management services tailored to cardiologists and cardiovascular surgeons (the Cardiology Consulting and Management, or CCM Division).

     The Company completed its initial public offering of its common stock (the Offering) in July 2001. Concurrent with the Offering, the Company completed a series of transactions to prepare for the Offering and to increase its ownership interest in some of its heart hospitals. First, the Company, MedCath Corporation, was established as the new holding company by issuing 11,879,918 shares of its common stock in exchange for all of the outstanding shares of common stock of the predecessor holding company, MedCath Holdings, Inc. Second, the Company completed a series of transactions in which it issued 131,602 shares of common stock valued at the public offering price and paid approximately $25.4 million cash to acquire additional ownership interests in five of its heart hospitals from its physician and hospital partners in each of those heart hospitals. As a result of the increase in its ownership interest in Tucson Heart Hospital from a minority to a majority position, the Company obtained substantive control of the heart hospital and began to consolidate its results of operations and financial position from the date of acquisition. The shares of common stock issued in these transactions were in addition to the shares sold in the Offering. The cash paid in these transactions was financed with a portion of the net proceeds from the Offering.

     On October 1, 2001, the Company acquired an additional ownership interest in Heart Hospital of New Mexico from its physician and hospital partners. As a result of this transaction (see Note 4), the Company increased its ownership interest from a minority to a majority ownership position and obtained substantive control of the heart hospital. Accordingly, the Company began to consolidate this hospital’s results of operations and financial position on October 1, 2001. Before acquiring this additional ownership interest, the Company was required to account for its investment in Heart Hospital of New Mexico using the equity method of accounting.

2.	Summary of Significant Accounting Policies

     Basis of Presentation - The Company’s unaudited consolidated financial statements as of December 31, 2001 and for the three months ended December 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2002.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001 included in the Company’s Annual Report on Form 10-K.

     Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications - Certain prior period amounts have been reclassified to conform to the current period presentation.

     Pre-opening expenses – Pre-opening expenses consist of expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred.

     Recent Accounting Pronouncements – In August 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. We are currently assessing, but have not yet determined the impact, if any, that adopting SFAS No. 144 will have on our financial position, results of operations and cash flows.

3.	Goodwill and Other Intangible Assets – Adoption of SFAS No. 142

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which requires, among other things, the discontinuance of goodwill amortization, an annual impairment test of goodwill, reclassification of certain existing recognized intangibles as goodwill, and reassessment of the useful lives of existing recognized intangibles. The nonamortization and amortization provisions of SFAS No. 142 were effective for business combinations completed after June 30, 2001. The Company’s business combinations completed in July 2001, concurrent with the offering, and its acquisition of an additional ownership interest in Heart Hospital of New Mexico on October 1, 2001 (see Note 4) were subject to these provisions, and accordingly, none of the approximately $27.4 million and $16.9 million, respectively, of goodwill arising from these transactions was amortized during the quarter ended December 31, 2001 and none will be amortized in future periods.

     As permitted, the Company elected to early adopt the remaining provisions of SFAS No. 142 on October 1, 2001, the beginning of its fiscal year 2002. At that time, the Company reassessed the useful lives of its intangible assets and concluded that the existing finite useful lives were reasonable and appropriate. The Company also completed the transitional goodwill impairment test of all its reporting units as required by SFAS No. 142, which did not result in any impairment loss as measured on October 1, 2001. Therefore, the only impact adopting SFAS No. 142 had on the Company’s financial position, results of operations and cash flows was the immediate discontinuance of goodwill amortization of the approximately $132.6 million of recorded net goodwill at October 1, 2001. The Company has designated September 30, its fiscal year end, as the date it will perform the annual goodwill impairment test for all of its reporting units as required by SFAS No. 142. Goodwill of a reporting unit will also be tested between annual tests if an event occurs or circumstances change that indicate an impairment may exist.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The Company’s reported net loss for the three months ended December 31, 2000, adjusted for amortization expense recognized in that period related to goodwill that is no longer being amortized, compared to the Company’s reported net income for the three months December 31, 2001 is as follows:

	Three Months Ended December 31,

	2001	2000

Net income (loss):
Reported net income (loss)	$5,295	$(1,519)
Add back: Goodwill amortization	—	772

Adjusted net income (loss)	$5,295	$(747)

Basic and diluted earnings per share:
Reported net income (loss)	$0.29	$(0.13)
Add back: Goodwill amortization	—	$0.07

Adjusted net income (loss)	$0.29	$(0.06)

4.	Business Combinations and New Operations

     Acquisition Completed During the Three Months Ended December 31, 2001 – On October 1, 2001, the Company acquired an additional 45.0% ownership interest in the Heart Hospital of New Mexico from its physician and hospital partners. The Company paid approximately $17.4 million for this additional ownership interest, using a portion of the net proceeds from the Offering. As a result of the increase in the Company’s ownership interest from a 24.0% minority to a 69.0% majority ownership position, the Company obtained substantive control of the heart hospital and began to consolidate its results of operations and financial position as of October 1, 2001. Before acquiring this additional interest, the Company was required to account for its investment in the Heart Hospital of New Mexico using the equity method of accounting.

     Because the carrying amount of the hospital’s net assets underlying the additional ownership interest the Company acquired, which primarily consisted of accounts receivable, medical supplies, property and equipment, current liabilities and long-term debt and capital leases, approximated their fair value at the date of acquisition, the application of purchase accounting did not result in any significant adjustment to the carrying amount of those assets. As part of this transaction, the Company assumed all interests, rights or obligations of the ownership interest acquired relating to capital investment and surplus in the heart hospital.

     New Hospital Development – During 1999, the Company entered into a venture to develop and construct the Harlingen Medical Center, which will focus on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology, and will be located in Harlingen, Texas. The Harlingen Medical Center is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital. The Company began construction on the Harlingen Medical Center in June 2001 and expects to open the hospital during October 2002. As of December 31, 2001, the Harlingen Medical Center was committed under a construction contract with a preliminary budget contract sum of $32.0 million to construct the hospital. The Harlingen Medical Center has paid $16.1 million and accrued an additional $1.4 million under this construction contract as of December 31, 2001.

     In April 2001, the Company entered into a venture to develop and construct the Louisiana Heart Hospital, which will be located in St. Tammany Parish just north of New Orleans, Louisiana. The Louisiana Heart Hospital is accounted for as a consolidated subsidiary because the Company, through its wholly owned subsidiary, owns an approximate 53% interest in the venture, with physician investors

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

owning the remaining 47%, and the Company exercises substantive control over the heart hospital. The Company began constructing the Louisiana Heart Hospital in November 2001 and expects to open the hospital during the first quarter of calendar 2003. As of December 31, 2001, the Louisiana Heart Hospital was committed under a construction contract with a preliminary budget contract sum of $18.5 million to construct the hospital. The Louisiana Heart Hospital had accrued $287,000 under this construction contract as of December 31, 2001.

     In October 2001, the Company entered into a venture to develop and construct the San Antonio Heart Hospital, which will be located in San Antonio, Texas. The San Antonio Heart Hospital is accounted for as a consolidated subsidiary because the Company, through its wholly owned subsidiary, owns an approximate 52% interest in the venture, with physician investors owning the remaining 48%, and the Company exercises substantive control over the heart hospital. The Company expects to begin constructing the San Antonio Heart Hospital in the first quarter of calendar year 2002 and to open the hospital during the summer of 2003.

     In January 2002, the Company entered into a venture to develop and construct The Milwaukee Heart Hospital, which will be located in the city of Glendale, near Milwaukee, Wisconsin. The Milwaukee Heart Hospital will be accounted for as a consolidated subsidiary since the Company, through its wholly owned subsidiary, will own a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive control over the heart hospital. The Company expects to begin constructing The Milwaukee Heart Hospital in the summer of 2002 and to open the hospital during the fall of 2003.

     Diagnostic and Therapeutic Facilities Development – During June 2001, the Company entered into two new joint ventures with physicians for cardiac diagnostic and therapeutic facilities, one in Greensboro, North Carolina and the other in Wilmington, North Carolina. Projected opening dates for the Greensboro Heart Center and the Wilmington Heart Center catheterization facilities are March 2002 and April 2002, respectively. The Company will own an approximate 51% interest in and exercise substantive control over each venture.

     During January 2002, the Company acquired a 100% interest in a nuclear management Company in Metuchen, New Jersey.

     Termination of Management Contract – During the first quarter of fiscal 2002, the Company recognized a gain on the partial settlement of a management contract in the CCM division that was terminated effective December 31, 2001. The gain of approximately $1.1 million is included in gain on the sale of property, equipment and other assets in the accompanying consolidated statement of operations. As of December 31, 2001, the Company has a note receivable of approximately $1.7 million related to this settlement which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

5.	Long Term Debt

     Long-term debt consists of the following:

	December 31,	September 30,
	2001	2001

Master credit facility and bank mortgage loans	$91,026	$78,972
Pre-existing bank mortgage loans	23,479	24,069
Real estate investment trust (REIT) loans	77,676	54,886
Revolving credit facility	—	—
Notes payable to various lenders	77,408	66,763

	269,589	224,690
Less current portion	(25,203)	(23,490)

Long-term debt	$244,386	$201,200

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Master Credit Facility and Bank Mortgage Loans – In July 2001, the Company became a party to a new $189.6 million master credit facility (the Master Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the indebtedness of three of the Company’s existing heart hospitals and provide the Company with $110.0 million of available capital to finance its development heart hospital program. Of the $110.0 million initially available, $37.5 million has been designated for use in funding the development of Harlingen Medical Center. As of December 31, 2001, $13.0 million had been borrowed to finance the development of Harlingen Medical Center (see Note 4).

     REIT Loans and Notes Payable –The REIT loans and notes payable as of December 31, 2001 include the Heart Hospital of New Mexico’s long-term debt, which the Company began consolidating on October 1, 2001 (see Note 4). The terms of the Heart Hospital of New Mexico’s REIT loans and notes payable are similar to the terms of the Company’s other such debt instruments that are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

     Debt Covenants – Covenants related to the Company’s long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. The Company was in compliance with all such covenants at December 31, 2001.

     Guarantees of Unconsolidated Affiliates’ Debt – The Company has guaranteed approximately 50% of the real estate and equipment debt of the one affiliate hospital in which the Company has a minority interest and therefore does not consolidate this hospital’s results of operations and financial position. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At December 31, 2001, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $44.4 million at December 31, 2001, and accordingly the 50% of this debt guaranteed by the Company was approximately $22.2 million. The total amount of such debt is secured by the affiliate heart hospital’s underlying real estate and equipment, which as previously stated do not consolidate.

6.	Per Share Data

     The calculation of diluted net income (loss) per share considers the potentially dilutive effect of options to purchase 2,389,595 and 2,282,665 shares of common stock at prices ranging from $4.75 to $25.00 that were outstanding at December 31, 2001 and 2000, respectively. These options have not been included in the calculation of diluted net loss per share for the three months ended December 31, 2000 because the options are anti-dilutive in that period.

     The following table sets forth the reconciliation of basic earnings per share to diluted earnings per share for the three months ended December 31, 2001:

		Weighted
		Average
	Net	Shares	Earnings
	Income	Outstanding	per Share

Basic	$5,295	18,012	$0.29
Effect of dilution:
Stock options	—	107	—

Diluted	$5,295	18,119	$0.29

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7.	Reportable Segment Information

     The Company’s aggregated reportable segments consist of the Hospital Division and the Diagnostics Division. The CCM Division, which was previously disclosed as a reportable segment, has been combined with Corporate and other, as the CCM Division does not meet the materiality thresholds for separate disclosure as specified in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the fiscal year ended September 30, 2001, the CCM Division comprised only 6.0%, 0.3% and 1.3% of the Company’s consolidated net revenue, income from operations and aggregate identifiable assets, respectively.

     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated are as follows:

	Three Months Ended
	December 31,

	2001	2000

Net revenue:
Hospital Division	$97,315	$75,505
Diagnostics Division	11,556	10,255
Corporate and other	6,079	5,441

Consolidated total net revenue	$114,950	$91,201

Income (loss) from operations:
Hospital Division	$10,998	$6,549
Diagnostics Division	1,895	876
Corporate and other	(1,023)	(1,072)

Consolidated total income from operations	$11,870	$6,353

Interest expense	(6,314)	(7,339)
Interest income	732	770
Other income, net	35	37
Equity in net earnings (loss) of unconsolidated affiliates	814	(1,081)
Minority interest in earnings of consolidated subsidiaries	(1,787)	(205)

Consolidated income (loss) before income taxes	$5,350	$(1,465)

	December 31,	September 30,
	2001	2001

Aggregate identifiable assets:
Hospital Division	$520,474	$437,010
Diagnostics Division	59,806	57,533
Corporate and other	87,970	112,076

Consolidated totals	$668,250	$606,619

     Substantially all of the Company’s net revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include general overhead and administrative expenses, cash and cash equivalents, other assets and operations of the business not subject to separate segment reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and related financial data should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this report and the audited financial statements and notes thereto for the fiscal year ended September 30, 2001 included in the Company’s Annual Report on Form 10-K.

Overview

     We focus on the diagnosis and treatment of cardiovascular disease. We design, develop, own and operate heart hospitals in partnership with cardiologists and cardiovascular surgeons. While each of our heart hospitals is a freestanding, licensed general acute care hospital, we focus on serving the unique needs of patients suffering from cardiovascular disease. Since January 1994, we have developed nine heart hospitals in seven states, including Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. As of January 31, 2002, we had eight heart hospitals in operation with a total of 460 licensed beds and had sold one hospital in McAllen, Texas. We have begun developing our ninth hospital, which will be located in Harlingen, Texas, our tenth hospital, which will be located in St. Tammany Parish just north of New Orleans, Louisiana, and our eleventh hospital, which will be located in San Antonio, Texas. In January 2002, we announced plans to develop our twelfth heart hospital, which will be located in the city of Glendale, near Milwaukee, Wisconsin. These new hospitals are expected to open during October 2002 (Harlingen), the first calendar quarter of 2003 (St. Tammany Parish), the summer of 2003 (San Antonio) and the fall of 2003 (Glendale), and are expected to have a combined total of 250 licensed beds.

     In addition to our heart hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities located in seven states and through mobile cardiac catheterization laboratories. We also provide consulting and management services tailored to cardiologists and cardiovascular surgeons.

Results of Operations

The following table presents, for the quarterly periods indicated, selected operating data.

	Three Months Ended December 31,

	2001	2000

	(expressed as a percentage of net revenue)
Net revenue	100.0%	100.0%
Operating expenses:
Personnel expense	29.5%	29.4%
Medical supplies expense	23.3%	24.2%
Bad debt expense	5.1%	5.6%
Other operating expenses	23.3%	23.7%
Pre-opening expenses	0.8%	0.2%
Depreciation & amortization	8.5%	10.1%
Gain on disposal of property, equipment and other assets	(0.9)%	(0.1)%
Income from operations	10.3%	7.0%
Other income (expenses):
Interest expense	(5.5)%	(8.0)%
Interest income	0.6%	0.8%
Other income, net	0.0%	0.0%
Equity in net earnings (losses) of unconsolidated affiliates	0.7%	(1.2)%
Income (loss) before minority interest and income taxes	6.2%	(1.4)%
Minority interest	(1.6)%	(0.2)%
Income (loss) before income taxes	4.7%	(1.6)%
Income tax expense	(0.0)%	(0.1)%
Net income (loss)	4.6%	(1.7)%

	Three Months Ended December 31,

	2001	2000

Selected Operating Data (consolidated)[1]:	(dollars in thousands)
Number of hospitals	7	6
Admissions	7,231	5,874
Adjusted admissions [2]	8,487	7,119
Patient days	27,446	24,949
Average length of stay (days)	3.80	4.25
Occupancy	72.8%	76.4%
Inpatient catheterization procedures	3,912	3,015
Inpatient surgical procedures	1,830	1,714
Hospital Division revenue	$97,315	$75,505
Selected Operating Data (same facility)[3]:
Number of hospitals	6	6
Admissions	6,277	6,254
Adjusted admissions[2]	7,438	7,453
Patient days	23,402	24,967
Average length of stay (days)	3.73	3.99
Occupancy	71.7%	76.4%
Inpatient catheterization procedures	3,253	3,059
Inpatient surgical procedures	1,620	1,680
Hospital Division revenue	$84,164	$75,014

[1]Selected operating data (consolidated) includes Tucson Heart Hospital and excludes Heart Hospital of New Mexico and McAllen Heart Hospital for both quarterly periods.

2We computed adjusted admissions by dividing by gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

[3]Selected operating data (same facility) includes Tucson Heart Hospital and excludes Heart Hospital of New Mexico for both quarterly periods.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

     Net revenue increased $23.7 million, or 26.0%, to $115.0 million for the three months ended December 31, 2001, the first quarter of our fiscal year 2002, from $91.2 million for the three months ended December 31, 2000, the first quarter of our fiscal year 2001. Of the $23.7 million increase in net revenue, $21.8 million was generated by our hospital division, $1.3 million by our diagnostic services division and $715,000 by our cardiology consulting and management division. These increases were partially offset by a decrease in our corporate and other division’s net revenue. The $21.8 million increase in the hospital division’s net revenue includes the effect of three events that occurred subsequent to December 31, 2000. In March 2001, we sold our McAllen Heart Hospital, which resulted in a $10.7 million decrease in net revenue from the first quarter of fiscal 2001. In July 2001 we began consolidating the financial results of our Tucson Heart Hospital, and on October 1, 2001 we began consolidating the financial results of our Heart Hospital of New Mexico, which combined resulted in a $25.9 million increase in net revenues for the first quarter of fiscal 2002. The remaining increase in the hospital division’s net revenue of $6.6 million was primarily attributable to an increase in the number of procedures performed in our heart hospitals during the first quarter of fiscal 2002 compared to fiscal 2001. The $1.3 million increase in our diagnostic services division was primarily due to rate increases and an increase in diagnostic procedures over the prior year period in several of our diagnostic and therapeutic centers. The $715,000 increase in our cardiology consulting and management division’s net revenue was primarily due to an increase in management fees and consulting fees paid to us by physicians under management in that division.

     On a same facility basis within our hospital division, which includes the Tucson Heart Hospital and excludes the Heart Hospital of New Mexico, net revenue increased $9.2 million, or 12.3%, to $84.2 million for the first quarter of fiscal 2002 from $75.0 million for the first quarter of fiscal 2001. Admissions increased slightly by 0.4% and adjusted admissions decreased slightly by (0.2)%. Several of these operating measures reflect the impact of our fiscal year 2001 initiative to terminate several managed care relationships that we determined no longer met our long-term strategic objectives. The managed care relationships were primarily associated with Tucson Heart Hospital. Excluding Tucson Heart Hospital from these same facility operating measures, admissions increased 7.9% and adjusted admissions increased 6.3%. Also on this basis, inpatient catheterization procedures and surgical procedures increased by 9.0% and 3.6%, respectively, for the first quarter of fiscal 2002 compared to fiscal 2001. Average length of stay in our hospital division decreased 6.5% compared to the prior year period.

     Personnel expense increased $7.1 million, or 26.5%, to $33.9 million for the first quarter of fiscal 2002 from $26.8 million for the first quarter of fiscal 2001. Of the $7.1 million increase in personnel expense, $6.9 million was incurred by our hospital division. Of this $6.9 million increase in our hospital division, $4.1 million was attributable to the net increase resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining increase of $2.8 million in our hospital division was due to a higher number of procedures performed at our heart hospitals and higher wage rates and benefit costs. Personnel expense in our diagnostic services division was approximately the same in both fiscal quarters. The remaining $220,000 increase in personnel expense was in our cardiology consulting and management division and was consistent with the growth in net revenues in that division. As a percentage of net revenue, personnel expense remained relatively consistent at 29.5% for the first quarter of fiscal 2002 compared to 29.4% for the first quarter of fiscal 2001.

     Medical supplies expense increased $4.8 million, or 21.8%, to $26.8 million for the first quarter of fiscal 2002 from $22.0 million for the first quarter of fiscal 2001. This $4.8 million increase was primarily incurred by our hospital division, and included a net increase of $3.3 million resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset by the decrease resulting from the sale of McAllen Heart Hospital. The remaining $1.4 million increase was due to the increase in number of procedures performed at our heart hospitals during the first quarter for fiscal 2002 compared to fiscal 2001, offset in part by the improved pricing realized from volume purchasing opportunities and vendor consolidation initiatives in our hospital division. As a percentage of net revenue, medical supplies expense decreased to 23.3% for the first quarter of fiscal 2002 from 24.2% for the first quarter of fiscal 2001, which was primarily due to the reduced pricing realized during the current period.

     Bad debt expense increased $803,000, or 15.7%, to $5.9 million for the first quarter of fiscal 2002 from $5.1 million for the first quarter of fiscal 2001. This $803,000 increase in bad debt expense was due to a $1.0 million net increase resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset by the decrease resulting from the sale of McAllen Heart Hospital. The $1.0 million increase from these three transactions was offset in part by a decrease in bad debt expense among our other heart hospitals that was due to improved receivables collection procedures implemented in our business offices. As a percentage of net revenue, bad debt expense decreased to 5.1% for the first quarter of fiscal 2002 from 5.6% for the first quarter of fiscal 2001. This decrease was due to our improved collection procedures and other processes implemented in our business offices as previously discussed.

     Other operating expenses increased $5.2 million, or 24.1%, to $26.8 million for the first quarter of fiscal 2002 from $21.6 million for the first quarter of fiscal 2001. Other operating expenses include primarily maintenance, rent, property taxes, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $5.2 million increase in other operating expenses, $3.4 million occurred within our hospital division. Of the $3.4 million increase in the hospital division, $2.6 million was due to the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease due to the sale of McAllen Heart Hospital. The remaining $800,000 increase in our hospital division’s other operating expenses was primarily due to an increase in maintenance expense in our oldest heart hospital. Our diagnostic services and cardiology consulting and management divisions also incurred increases in other operating expenses consistent with the net revenue growth in their operations, and our corporate division’s operating expenses increased slightly, which collectively accounted for the remaining $1.8 million increase over the prior year period. As a percentage of our net revenue, however, other operating expenses decreased to 23.3% for the first quarter of fiscal 2002 from 23.7% for the first quarter of fiscal 2001.

     Pre-opening expenses increased $809,000, or 577.9%, to $949,000 for the first quarter of fiscal 2002 from $140,000 for the first quarter of fiscal 2001. Pre-opening expenses represent expenses specifically related to projects under development. As of December 31, 2001, we had four hospitals under development, with the first of these hospitals expected to be opened during October 2002 and the other three hospitals expected to be opened during the first quarter, summer and fall of 2003. We expect pre-opening expenses for these four hospitals to range between approximately $3.5 million and $6.0 million per hospital. Historically, 45% of our pre-opening expenses for a new hospital have been for personnel and 10% for marketing and advertising. The remaining costs have been distributed among several categories including staff recruitment and relocation, office and equipment rentals, travel and other operating expenses such as legal, property taxes, insurance and utilities. While we incur pre-opening expenses throughout the development process, we expect to incur the majority of these expenses during the six to eight month period immediately prior to the opening of the hospital.

     Depreciation increased $1.2 million, or 15.8%, to $8.8 million for the first quarter of fiscal 2002 from $7.6 million for the first quarter of fiscal 2001. Of this $1.2 million increase, $775,000 was due to the net increase resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset by the decrease resulting from the sale of McAllen Heart Hospital. The remaining increase was primarily due to depreciation on capital expenditures related to equipment and information systems made since the first quarter of fiscal 2001.

     Amortization decreased $730,000, or 42.9%, to $950,000 for the first quarter of fiscal 2002 from $1.7 million for the first quarter of fiscal 2001. This decrease was primarily due to our adoption of Statement of Financial Accounting Standards No. 142 on October 1, 2001. Under the new accounting rules, we were required to discontinue goodwill amortization at the beginning of our fiscal year 2002 and subject our goodwill to an annual impairment test, which was performed on a transitional basis as of October 1, 2001 and did not result in any impairment loss. For the full fiscal year 2001, we recognized goodwill amortization of approximately $3.0 million, none of which will be recognized during fiscal 2002.

     During the first quarter of fiscal 2002, we recognized an approximately $1.1 million gain on the partial settlement of a management contract in our cardiology consulting and management division effective December 31, 2001. This gain is included in gain on the sale of property, equipment and other assets in our consolidated financial statements.

     Interest expense decreased $1.0 million, or 13.7%, to $6.3 million for the first quarter of fiscal 2002 from $7.3 million for the first quarter of fiscal 2001. This decrease in interest expense occurred despite a $1.1 million net increase in interest expense resulting from an increase due to the consolidations of Tucson Heart Hospital and Heart Hospital of New Mexico and a decrease due to the sale of McAllen Heart Hospital. The decrease in interest expense excluding the effect of these three events was due to a general reduction in our variable rate interest costs and a reduction in our average total outstanding indebtedness during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The debt reduction was primarily due to several significant transactions during fiscal 2001. We used a portion of the proceeds from the sale of McAllen Heart Hospital in March 2001 and from our initial public offering in July 2001 to repay all amounts outstanding under our revolving credit facility. Also in July 2001, three of our heart hospitals reduced their interest expense by refinancing approximately $79.6 million of their mortgage debt. Interest income remained relatively consistent at $732,000 for the first quarter of fiscal 2002 compared to $770,000 for the first quarter of fiscal 2001.

     Equity in net earnings of unconsolidated affiliates increased $1.9 million, or 172.7%, to $814,000 for the first quarter of fiscal 2002 from a loss of $1.1 million for the first quarter of fiscal 2001. In July 2001, we began consolidating Tucson Heart Hospital and in October 2001, we began consolidating Heart

Hospital of New Mexico after completing acquisitions that increased our ownership interests in each of these heart hospitals to a majority position. We had previously been required to account for our investment in each of these heart hospitals using the equity method of accounting. We now have only one heart hospital in which we hold less than a 50.0% equity interest that we are required to account for as an equity investment during fiscal 2002. This heart hospital commenced operations in March 2001. We continue to hold a small number of additional equity investments in our diagnostic division.

     Earnings allocated to minority interests increased $1.6 million to $1.8 million for the first quarter of fiscal 2002 from $205,000 for the first quarter of fiscal 2001. Of this $1.6 million increase, approximately $600,000 was due to the consolidations of Tucson Heart Hospital and Heart Hospital of New Mexico. The remaining increase of $1.0 million in our hospital division was due to improved operating results in our other consolidated heart hospitals. The remaining $200,000 increase in earnings allocated to minority interests was due to improved operating results in several consolidated ventures in our diagnostic services division.

     Income tax expense remained constant for the first quarter of fiscal 2002 at $55,000 compared to $54,000 for the first quarter of fiscal 2000. We are currently operating in a net operating loss position, resulting from carryforward losses from prior periods, and consequently have no material current income tax liability.

Liquidity and Capital Resources

     Our consolidated working capital was $111.8 million at December 31, 2001 and $114.9 million at September 30, 2001. The decrease of $3.1 million from September 30, 2001 to December 31, 2001 resulted primarily from a decrease in cash and cash equivalents combined with an increase in accounts payable, accrued compensation and benefits and current portion of long-term debt and obligations, offset by increases in accounts receivable, net, medical supplies and prepaid expenses and other assets. The decrease in cash and cash equivalents resulted from the acquisition of an increased ownership interest in Heart Hospital of New Mexico and the funding of our heart hospital development program offset by cash flows provided by operations. The increases in accounts receivable, net, medical supplies, accounts payable, accrued compensation and benefits and current portion of long-term debt is primarily due to the consolidation of Heart Hospital of New Mexico beginning October 1, 2001.

     Our operating activities provided net cash of $9.8 million during the first quarter of fiscal 2002 and used net cash of $1.0 million for the first quarter of fiscal 2001. The $9.8 million net cash provided by operating activities was a result of cash flow provided by our operations and an increase in accounts payable and other liabilities offset by an increase in accounts receivable, net, medical supplies inventory and prepaid expenses and other current assets. The $1.0 million of net cash used by operating activities in the first quarter of fiscal 2001 was a result of cash flow provided by our operations offset by an increase in accounts receivable, net and prepaid expenses and other current assets.

     Our investing activities used net cash of $32.5 million during the first quarter of fiscal 2002 and used net cash of $4.4 million during the first quarter of fiscal 2001. The $32.5 million of net cash used by investing activities during the first quarter of fiscal 2002 was due to the acquisition of increased ownership interest in Heart Hospital of New Mexico in October 2001 and capital expenditures primarily related to heart hospital development, partially offset by decreases in advances made to our equity investee heart hospital. During the first quarter of fiscal 2001, the $4.4 million net cash used in investing activities primarily resulted from equipment purchases, hospital development capital expenditures and advances made to equity investee heart hospitals.

     Expenditures for property and equipment for the three months ended December 31, 2001 and 2000 were $17.8 million and $3.1 million, respectively. Included in the $17.8 million of capital expenditures for the first quarter of fiscal 2002, were capital expenditures for the new development hospitals of $13.1 million. Included in the $3.1 million of capital expenditures for the first quarter of fiscal 2001 were capital expenditures for new development hospitals of $441,000.

     Our financing activities provided net cash of $10.6 million during the first quarter of fiscal 2002 and provided net cash of $6.2 million during the same period of fiscal 2001. Net cash provided by financing activities during the first quarter of fiscal 2002 was a result of proceeds from the issuance of long-term debt, net of loan acquisition costs and deferred fees of $15.7 million and investments by, net of distributions to, minority partners of $2.3 million offset by repayments of long-term debt and capital leasing obligations of $7.4 million. The net cash provided by financing activities during the first quarter of fiscal 2001 resulted from proceeds from the issuance of short-term debt and long-term debt, net of loan acquisition costs and deferred fees, of $6.2 million, investments by, net of distributions to, minority partners and the proceeds from exercised stock options of $350,000, offset by repayments of capital leasing obligations of $343,000.

     As of December 31, 2001, we had $281.6 million of outstanding debt, $27.4 million of which was classified as current. Of that amount, $266.8 million was outstanding to lenders to our consolidated heart hospitals, no amounts were outstanding to lenders under our revolving credit facility, and $14.8 million was outstanding under capital leases and other miscellaneous debt instruments. We expect the level of our long-term indebtedness to increase in the future as we develop additional heart hospitals. The development and construction of the four new hospitals we are developing in Texas, Louisiana and Wisconsin will require us to incur additional long-term debt of between $115 and $140 million during the next 15 to 18 months. As of December 31, 2001, we were committed under construction contracts with preliminary budgets of $32.0 million and $18.5 million, respectively, for the construction of the Harlingen Medical Center and the Louisiana Heart Hospital. The Harlingen Medical Center had paid $16.1 million and accrued an additional $1.4 million under its contract as of December 31, 2001. The Louisiana Heart Hospital had accrued $287,000 under its contract at December 31, 2001.

     In July 2001, we became a party to a new $189.6 million master credit facility (the Master Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the indebtedness of three of our existing heart hospitals and provides us with $110.0 million to finance our heart hospital development program. Of the $110.0 million initially available, $37.5 million has been designated for use in funding the development of Harlingen Medical Center. As of December 31, 2001, $13.0 million had been borrowed to finance the development of Harlingen Medical Center. The Master Credit Facility matures on July 27, 2001 and borrowings bear interest at LIBOR plus 3.5%. We are required to pay a monthly unused commitment fee at a rate of 0.5%. The Master Credit Facility includes covenants that require maintenance of certain financial ratios regarding leverage levels and debt service coverage as well as various restrictive covenants. We are required to pay a monthly unused commitment fee at a rate of 0.5%.

     Separate from our Master Credit Facility, our revolving credit facility provides $100.0 million in availability, $10.0 million of which is designated for short-term borrowings. As of December 31, 2001, we had used $17.0 million of this availability to issue letters of credit and consequently had availability for additional borrowings of $83.0 million. This revolving credit facility matures on January 31, 2005 and borrowings under this facility bear interest at either the LIBOR or the prime rate plus various applicable margins which are based upon financial covenant ratio tests. We are required to pay a quarterly unused commitment fee at a rate of 0.375%. Our revolving credit facility includes various restrictive covenants, including restrictions on certain types of additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, changes in our corporate structure, and fundamental changes. The covenants also require maintenance of various ratios regarding leverage levels and debt service coverage. We are in compliance with the covenants of all of our outstanding debt at December 31, 2001.

     We also guarantee approximately 50% of the real estate and equipment debt of the one affiliate heart hospital in which we owned a minority interest at December 31, 2001, and therefore do not consolidate this hospital’s results of operations and financial position. We provide such guarantee in exchange for a fee from the affiliate hospital. The total amount of this real estate and equipment debt was approximately $44.4 million at December 31, 2001, and accordingly, the 50% we guarantee was approximately $22.2 million at December 31, 2001. The affiliate hospital was in compliance with all covenants in the instruments governing its debt at December 31, 2001. The total amount of such debt is secured by the affiliate heart hospital’s underlying real estate and equipment, which as previously stated do not consolidate.

     We believe that internally generated cash flows and available borrowings under our revolving credit facility of $83.0 million, together with the remaining net proceeds of our initial public offering of $68.6 million and available borrowings under the Master Credit Facility of $97.0 million, will be sufficient to finance our heart hospital development program, other capital expenditures and our working capital requirements for the next 12 months.

Forward Looking Statements

     Parts of this report, particularly statements made in it that relate to our expected operating results, our heart hospital development program and our business prospects, contain forward-looking statements that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends,” “hopes” and similar expressions are intended to identify such forward-looking statements. Although our management believes that these forward-looking statements are based on reasonable assumptions, these assumptions are inherently subject to significant economic, regulatory and competitive uncertainties and contingencies that are difficult or impossible to predict accurately and are beyond our control. Actual results could differ materially from those projected in these forward-looking statements. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     These various risks and uncertainties are described in detail in Exhibit 99 – Risk Factors – to our Annual Report on Form 10-K filed with the SEC. A copy of this annual report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov. These risks and uncertainties include, among others, possible reductions or changes in reimbursement from government or third-party payors that would decrease our revenue, delays in completing construction or delays in or failure to receive required regulatory approvals for new heart hospitals, greater than anticipated losses at new heart hospitals, a negative finding by a regulatory organization with oversight of one of our heart hospitals, or material changes in the anti-kickback, physician self-referral or other fraud and abuse laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     As required by their mortgage loans, three of our consolidated heart hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. Both the new mortgage loans and the fixed interest rate swaps mature in July 2006. At December 31, 2001, the variable rate on the new mortgage loans is 5.24%, determined as the Eurodollar (LIBOR) rate plus 3.00%. The fair value of the interest rate swaps at December 31, 2001 was $178,000 resulting in an unrealized gain of $871,000 for the first quarter of fiscal 2002 which is included in comprehensive income in our consolidated statement of stockholders’ equity in accordance with generally accepted accounting principles.

     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at December 31, 2001 included approximately $66.1 million of variable rate debt at an approximate average interest rate of 5.42%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $167,000 for the three months ended December 31, 2001.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c)	On July 27, 2001, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. All 6,000,000 shares of common stock offered in the final prospectus were sold at a price of $25.00 per share for gross proceeds of $150.0 million. The net proceeds that we received from the offering after deducting the underwriting discounts and commissions and the other offering expenses were approximately $135.9 million. In addition to the application of the net proceeds from the offering as previously disclosed in our Form 10-Q for the quarterly period ended June 30, 2001 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, we have subsequently invested approximately $3.0 million in our heart hospital development program.

We expect to use the remaining approximate $68.6 million to develop additional heart hospitals and for working capital and other corporate purposes, including the possible acquisition of additional interests in our existing heart hospitals. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the allocation of the net proceeds from the offering. Pending this application, we will invest the net proceeds of the offering in cash, cash-equivalents, money market funds or short-term interest bearing, investment-grade securities.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.	Description

10.1	Amended and Restated Loan Agreement, dated as of the 21st day of November, 2001, by and among Harlingen Medical Center, Limited Partnership, a North Carolina limited partnership, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent, Banc of America Securities, LLC and Deutsche Banc Alex. Brown Inc., as Co-Lead Arrangers and Co-Book Managers.*

10.2	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.*

10.3	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.

* Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(b) Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCATH CORPORATION

Dated: February 14, 2002	By:	/s/ David Crane

David Crane
President, Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James E. Harris

James E. Harris
Senior Vice President and Chief Financial Officer
(principal financial officer)

	By:	/s/ David W. Perry

David W. Perry
Vice President and Chief Accounting Officer
(principal accounting officer)