Form 10-Q
period 2001-03-31
MEDCATH CORP
filed 2002-05-15
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

Commission File Number 000-33009

MEDCATH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-2248952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

☒   Yes    ☐   No

As of April 30, 2002, there were 18,011,520 shares of $0.01 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Amended and Restated Directors Option Plan
Operating Agreement of Heart Hospital of Milwaukee
First Amendment to Milwaukee Operating Ageement
Second Amendment to Mileaukee Operating Agreement
Management Services Agreement for Heart Hospital
Operating Agreement of Heart Hospital of Lafayette
First Amendment to Lafayette Operating Agreement
Second Amendment to Lafayette Operating Agreement
Third Amendment to Lafayette Operating Agreement
Management Services Agreement for Heart Hospital

MEDCATH CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	September 30,
	2002	2001

Current assets:
Cash and cash equivalents	$106,776	$114,357
Accounts receivable, net	82,451	65,634
Medical supplies	12,412	8,196
Due from affiliates	8	273
Prepaid expenses and other current assets	5,588	4,935

Total current assets	207,235	193,395
Property and equipment, net	320,743	265,564
Investments in and advances to affiliates, net	4,820	6,486
Goodwill, net	132,615	115,688
Other intangible assets, net	19,742	20,133
Other assets	5,256	5,353

Total assets	$690,411	$606,619

Current liabilities:
Accounts payable	31,362	26,143
Income tax payable	329	238
Accrued compensation and benefits	13,291	12,949
Accrued property taxes	1,908	3,178
Other accrued liabilities	13,760	10,574
Current portion of long-term debt and obligations under capital leases	27,223	25,422

Total current liabilities	87,873	78,504
Long-term debt	248,324	201,200
Obligations under capital leases	9,358	9,547
Other long-term obligations	2,949	3,643

Total liabilities	348,504	292,894
Minority interest in equity of consolidated subsidiaries	20,581	12,761
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,011,520 issued and outstanding	180	180
Paid-in capital	356,614	356,614
Accumulated deficit	(35,839)	(55,137)
Accumulated other comprehensive income (loss)	371	(693)

Total stockholders’ equity	321,326	300,964

Total liabilities, minority interest and stockholders’ equity	$690,411	$606,619

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2002	2001	2002	2001

Net revenue	$131,736	$103,197	$246,686	$194,398
Operating expenses:
Personnel expense	34,972	27,417	68,857	54,216
Medical supplies expense	27,658	26,387	54,459	48,421
Bad debt expense	6,666	5,422	12,574	10,527
Other operating expenses	27,354	23,494	54,143	45,090
Pre-opening expenses	1,194	217	2,143	357
Depreciation	8,825	7,469	17,651	15,035
Amortization	580	1,737	1,530	3,417
Gain on disposal of property, equipment and other assets	(90)	(62)	(1,117)	(134)
Gain on sale of business	—	(13,461)	—	(13,461)
Impairment of long-lived assets	—	985	—	985

Total operating expenses	107,159	79,605	210,240	164,453

Income from operations	24,577	23,592	36,446	29,945
Other income (expenses):
Interest expense	(5,726)	(7,309)	(12,040)	(14,648)
Interest income	482	812	1,215	1,582
Other income, net	21	(388)	56	(351)
Equity in net earnings (losses) of unconsolidated affiliates	896	(762)	1,710	(1,843)

Total other expenses, net	(4,327)	(7,647)	(9,059)	(15,260)

Income before minority interest and income taxes	20,250	15,945	27,387	14,685
Minority interest share of earnings of consolidated subsidiaries	(6,178)	(10,235)	(7,965)	(10,440)

Income before income taxes	14,072	5,710	19,422	4,245
Income tax expense	(69)	(74)	(124)	(128)

Net income	$14,003	$5,636	$19,298	$4,117

Earnings per share, basic	$0.78	$0.48	$1.07	$0.35

Earnings per share, diluted	$0.77	$0.47	$1.06	$0.34

Weighted average number of shares, basic	18,012	11,839	18,012	11,838
Dilutive effect of stock option	118	98	111	99

Weighted average number of shares, diluted	18,130	11,937	18,123	11,937

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
	Common Stock				Other
			Paid - in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (loss)	Total

Balance, September 30, 2001	18,012	$180	$356,614	$(55,137)	$(693)	$300,964
Comprehensive income:
Net income	—	—	—	19,298	—	19,298
Change in fair value of interest rate swaps	—	—	—	—	1,064	1,064

Total comprehensive income						20,362

Balance, March 31, 2002	18,012	$180	$356,614	$(35,839)	$371	$321,326

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,

	2002	2001

Net income	$19,298	$4,117
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	12,574	10,527
Depreciation and amortization	19,181	18,452
Gain on disposal of property, equipment and other assets	(1,117)	(134)
Gain on sale of business	—	(13,461)
Impairment of long-lived assets	—	985
Interest amortization of loan acquisition costs	607	811
Equity in net (earnings) losses of unconsolidated affiliates	(1,710)	1,843
Minority interest share of earnings of consolidated subsidiaries	7,965	10,440
Change in assets and liabilities that relate to operations:
Accounts receivable	(21,072)	(24,321)
Medical supplies	(3,201)	(1,561)
Due from affiliates	2	7
Prepaid expenses and other current assets	(587)	(1,692)
Other assets	(110)	81
Accounts payable and accrued liabilities	2,135	1,420

Net cash provided by operating activities	33,965	7,514

Investing activities:
Purchases of property and equipment	(39,116)	(5,924)
Proceeds from sale of property and equipment	169	1,340
Proceeds from sale of hospital	—	53,798
Loans under management agreements	(32)	(53)
Repayments of loans under management agreements	367	201
Acquisition of management contracts	(1,514)	—
Proceeds from settlement of management contract	1,825	—
Investments in and advances to affiliates, net	3,157	(7,700)
Cash acquired upon consolidation of equity method investee	151	—
Acquisition of increased ownership in heart hospital	(17,377)	—
Other investing activities	72	(118)

Net cash provided by (used in) investing activities	(52,298)	41,544

Financing activities:
Net borrowings of short-term debt	$—	$4,563
Proceeds from issuance of long-term debt	26,451	13,254
Repayments of long-term debt	(13,630)	(54,631)
Repayments of obligations under capital leases	(953)	(2,181)
Payment of loan acquisition costs	(462)	(165)
Investments by minority partners	5,292	987
Distributions to minority partners	(5,946)	(7,968)
Proceeds from exercised stock options	—	7

Net cash provided by (used in) financing activities	10,752	(46,134)

Net increase (decrease) in cash and cash equivalents	(7,581)	2,924
Cash and cash equivalents:
Beginning of period	114,357	7,621

End of period	$106,776	$10,545

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$628	$10,128
Notes received for minority interest in development hospitals	1,754	—

See notes to consolidated financial statements.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables on thousands, except per share)

1.   Business and Organization

     MedCath Corporation (the Company) focuses on the diagnosis and treatment of cardiovascular disease. The Company designs, develops, owns and operates heart hospitals in partnership with cardiologists and cardiovascular surgeons. While each of the Company’s heart hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of March 31, 2002, the Company owned and operated eight heart hospitals, together with its physician partners, who own an equity interest in the heart hospital where they practice. The Company’s existing heart hospitals have a total of 460 licensed beds and are located in Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. In addition to its heart hospitals, the Company provides cardiovascular care services in diagnostic and therapeutic facilities located in seven states and through mobile cardiac catheterization laboratories (the Diagnostics Division). The Company also provides consulting and management services tailored to cardiologists and cardiovascular surgeons (the Cardiology Consulting and Management, or CCM Division).

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

2.   Summary of Significant Accounting Policies

     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of March 31, 2002 and for the three months and six months ended March 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months and six months ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2002.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements and notes thereto should be read in

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001 included in the Company’s Annual Report on Form 10-K.

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

     Pre-opening expenses – Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred.

     Recent Accounting Pronouncements – In August 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. SFAS No. 144 will be effective for the Company’s fiscal year 2003 beginning October 1, 2002. The company expects that the adoption and application of SFAS No. 144 will not have any significant impact on its financial position and results of operations.

     3.   Goodwill and Other Intangible Assets – Adoption of SFAS No. 142

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which requires, among other things, the discontinuance of goodwill amortization, an annual impairment test of goodwill, reclassification of certain existing recognized intangibles as goodwill, and reassessment of the useful lives of existing recognized intangibles. The nonamortization and amortization provisions of SFAS No. 142 were effective for business combinations completed after June 30, 2001. The Company’s business combinations completed in July 2001, concurrent with the Offering, and its acquisition of an additional ownership interest in Heart Hospital of New Mexico on October 1, 2001 (see Note 4) were subject to these provisions, and accordingly, none of the approximately $27.4 million and $16.9 million, respectively, of goodwill arising from these transactions was amortized during the six months ended March 31, 2002 and none will be amortized in future periods.

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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company’s reported net income for the three months and six months ended March 31, 2001, adjusted for amortization expense recognized in that period related to goodwill that is no longer being amortized, compared to the Company’s reported net income for the three months and six months ended March 31, 2002 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2002	2001	2002	2001

Net income:
Reported net income	$14,003	$5,636	$19,298	$4,117
Add back: Goodwill amortization	—	772	—	1,544

Adjusted net income	$14,003	$6,408	$19,298	$5,661

Diluted earnings per share:
Reported net income	$0.77	$0.47	$1.06	$0.34
Add back: Goodwill amortization	—	$0.07	—	$0.13

Adjusted net income	$0.77	$0.54	$1.06	$0.47

     As of March 31, 2002 and September 30, 2001, the Company’s other intangible assets, net, included the following:

	March 31, 2002		September 30, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized other intangible assets:
Management contracts	$20,853	$(7,659)	$22,086	$(8,462)
Loan acquisition costs	10,903	(4,415)	10,071	(3,711)
Other	715	(655)	715	(566)

Total	$32,471	$(12,729)	$32,872	$(12,739)

     Amortization expense recognized for the management contracts and other intangible assets totaled $580,000 and $1.7 million for the three months ended March 31, 2002 and March 31, 2001, respectively, and $1.5 million and $3.4 million for the six months ended March 31, 2002 and March 31, 2001, respectively. The Company recognizes amortization expense for loan acquisition costs as a component of interest expense. For the three months ended March 31, 2002 and March 31, 2001, amortization expense for loan acquisition costs was $352,000 and $456,000, respectively, and $607,000 and $811,000 for the six months ended March 31, 2002 and March 31, 2001, respectively. The estimated aggregate amortization expense, including amortization expense for loan acquisition costs, for each of the five fiscal years succeeding the Company’s most recent fiscal year ended September 30, 2001 is as follows:

	Estimated Expense

	Amortization	Interest	Total

Fiscal year:
2002	$2,367	$1,367	$3,734
2003	1,749	1,361	3,110
2004	1,749	958	2,707
2005	824	609	1,433
2006	628	237	865

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

4.   Business Combinations and New Operations

     Acquisition Completed During the Six Months Ended March 31, 2002 – On October 1, 2001, the Company acquired an additional 45.0% ownership interest in the Heart Hospital of New Mexico from its physician and hospital partners. The Company paid approximately $17.4 million for this additional ownership interest, using a portion of the net proceeds from the Offering. As a result of the increase in the Company’s ownership interest from a 24.0% minority ownership position to a 69.0% majority ownership position, the Company obtained substantive control of the heart hospital and began to consolidate its results of operations and financial position as of October 1, 2001. Before acquiring this additional interest, the Company was required to account for its investment in the Heart Hospital of New Mexico using the equity method of accounting.

     Because the carrying amount of the hospital’s net assets underlying the additional ownership interest the Company acquired, which primarily consisted of accounts receivable, medical supplies, property and equipment, current liabilities and long-term debt and capital leases, approximated their fair value at the date of acquisition, the application of purchase accounting did not result in any significant adjustment to the carrying amount of those assets. As part of this transaction, the Company assumed all interests, rights or obligations of the ownership interest acquired relating to capital investment and surplus in the heart hospital. The total goodwill arising from the acquisition of the additional interest in Heart Hospital of New Mexico was approximately $16.9 million.

     New Hospital Development – During 1999, the Company entered into a venture to develop and construct the Harlingen Medical Center, which will focus on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology, and will be located in Harlingen, Texas. The Harlingen Medical Center is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital. The Company began construction on the Harlingen Medical Center in June 2001 and expects to open the hospital during October 2002. As of March 31, 2002, the Harlingen Medical Center was committed under a construction contract of $32.4 million to construct the hospital. The Harlingen Medical Center has paid $20.9 million and accrued an additional $3.6 million under this construction contract as of March 31, 2002.

     In April 2001, the Company announced a venture to develop and construct the Louisiana Heart Hospital, which will be located in St. Tammany Parish just north of New Orleans, Louisiana. The Louisiana Heart Hospital is accounted for as a consolidated subsidiary because the Company, through its wholly owned subsidiary, owns an approximate 53% interest in the venture, with physician investors owning the remaining 47%, and the Company exercises substantive control over the heart hospital. The Company began constructing the Louisiana Heart Hospital in November 2001 and expects to open the hospital during the first quarter of calendar year 2003. As of March 31, 2002, the Louisiana Heart Hospital was committed under a construction contract of $19.6 million to construct the hospital. The Louisiana Heart Hospital has paid $1.2 million and accrued an additional $1.2 million under this construction contract as of March 31, 2002.

     In October 2001, the Company announced a venture to develop and construct the San Antonio Heart Hospital, which will be located in San Antonio, Texas. The San Antonio Heart Hospital is accounted for as a consolidated subsidiary because the Company, through its wholly owned subsidiary, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the heart hospital. The Company expects to begin constructing the San Antonio Heart Hospital in May 2002 and expects to open the hospital during the summer of 2003. As of March 31, 2002, the San Antonio Heart Hospital was committed under a construction contract with a preliminary budget contract sum of $24.0 million to construct the hospital.

     In January 2002, the Company announced a venture to develop and construct The Milwaukee Heart Hospital, which will be located in the city of Glendale, near Milwaukee, Wisconsin. The Milwaukee Heart Hospital will be accounted for as a consolidated subsidiary since the Company, through its wholly owned subsidiary, will own a 51% or greater interest in the venture, with physician investors owning up to the

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

remaining 49%, and the Company will exercise substantive control over the heart hospital. The Company expects to begin constructing The Milwaukee Heart Hospital in the summer of 2002 and to open the hospital during the fourth quarter of calendar year 2003.

     In February 2002, the Company announced a venture to develop and construct the Heart Hospital of Lafayette, which will be located in Lafayette, Louisiana. The Heart Hospital of Lafayette will be accounted for as a consolidated subsidiary since the Company, through its wholly owned subsidiary, will own a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive control over the heart hospital. The Company expects to begin constructing the Heart Hospital of Lafayette in the summer of 2002 and to open the hospital during the fall of 2003.

     Diagnostic and Therapeutic Facilities Development – During June 2001, the Company entered into two new joint ventures with physicians for cardiac diagnostic and therapeutic facilities, one in Greensboro, North Carolina and the other in Wilmington, North Carolina. Both facilities opened during March 2002. The Company owns an approximate 51% interest in and exercises substantive control over each venture.

     During January 2002, the Company acquired a 100% interest in a nuclear management company, which manages a diagnostic facility that performs nuclear medical procedures in Metuchen, New Jersey. The Company paid a total of $1.5 million to acquire the interest in this management company and recorded the acquisition as a management contract, which is a component of other intangible assets, net.

     Termination of Management Contract – During the first six months of fiscal 2002, the Company recognized a gain on the settlement of a management contract in the CCM division that was terminated effective December 31, 2001. The gain of approximately $1.2 million is included in gain on the sale of property, equipment and other assets in the accompanying consolidated statement of operations.

     Settlement of Contract Dispute – In March 2002, one of the Company’s managed diagnostic centers, Sun City Cardiac Center, received a favorable settlement of a billing dispute involving Sun Health Corporation, which owns and operates the hospital where the center is located. Under the terms of the settlement, Sun City Cardiac Center was awarded total proceeds of $11.2 million relating to service fees, attorney fees and interest costs owed during the period of the contractual dispute. The Company owns a 65% interest in Sun City Cardiac Associates, which manages the Sun City Cardiac Center and receives a management fee for such services. The Company’s results of operations for the three months ended March 31, 2002 included $9.7 million of net revenue, $500,000 of operating expenses and $3.3 million of minority interest, thereby resulting in $5.9 million of net income attributable to this settlement. The Company’s results of operations for the six months ended March 31, 2002 included $9.7 million of net revenue, $1.2 million of operating expenses and $3.0 million of minority interest, thereby resulting in $5.5 million of net income attributable to this settlement.

5.   Long Term Debt

     Long-term debt consists of the following:

	March 31,	September 30,
	2002	2001

Master credit facility and bank mortgage loans	$99,602	$78,972
Pre-existing bank mortgage loans	23,036	24,069
Real estate investment trust (REIT) loans	77,425	54,886
Revolving credit facility	—	—
Notes payable to various lenders	73,249	66,763

	273,312	224,690
Less current portion	(24,988)	(23,490)

Long-term debt	$248,324	$201,200

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Master Credit Facility and Bank Mortgage Loans – In July 2001, the Company became a party to a new $189.6 million master credit facility (the Master Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the indebtedness of three of the Company’s existing heart hospitals and provided the Company with $110.0 million of available capital to finance its heart hospital development program. Of the $110.0 million initially available for this purpose, $37.5 million has been designated for use in funding the development of Harlingen Medical Center. As of March 31, 2002, $22.3 million had been borrowed to finance the development of Harlingen Medical Center. In April 2002, an additional $25.5 million of the $110.0 million initially available for this purpose was designated for use in funding the development of Louisiana Heart Hospital (see Note 4). As of April 30, 2002, $47.0 million of the initial $110.0 million remains available to finance other projects in the Company’s heart hospital development program.

     REIT Loans and Notes Payable –The REIT loans and notes payable as of March 31, 2002 include the Heart Hospital of New Mexico’s long-term debt, which the Company began consolidating on October 1, 2001 (see Note 4). The terms of the Heart Hospital of New Mexico’s REIT loans and notes payable are similar to the terms of the Company’s other such debt instruments that are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

     Debt Covenants – Covenants related to the Company’s long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. The Company was in compliance with all such covenants at March 31, 2002.

     Guarantees of Unconsolidated Affiliates’ Debt – The Company has guaranteed approximately 50% of the real estate and equipment debt of the one affiliate heart hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At March 31, 2002, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate heart hospital’s real estate and equipment debt was approximately $47.1 million at March 31, 2002, and accordingly the 50% of this debt guaranteed by the Company was approximately $23.5 million. The total amount of this affiliate heart hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate heart hospital’s results of operations and financial position, these assets are not included in the value of the assets on the Company’s balance sheet.

6.   Per Share Data

     The calculation of diluted net income per share considers the potentially dilutive effect of options to purchase 2,389,595 and 2,382,165 shares of common stock at prices ranging from $4.75 to $25.00 that were outstanding at March 31, 2002 and 2001, respectively.

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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2002	2001	2002	2001

Net revenue:
Hospital Division	$104,975	$85,963	$202,290	$161,468
Diagnostics Division	21,747	11,240	33,303	21,495
Corporate and other	5,014	5,994	11,093	11,435

Consolidated total net revenue	$131,736	$103,197	$246,686	$194,398

Income (loss) from operations:
Hospital Division	$14,087	$24,214	$25,085	$30,763
Diagnostics Division	12,615	1,685	14,510	2,561
Corporate and other	(2,125)	(2,307)	(3,149)	(3,379)

Consolidated total income from operations	$24,577	$23,592	$36,446	$29,945

Interest expense	(5,726)	(7,309)	(12,040)	(14,648)
Interest income	482	812	1,215	1,582
Other income (expense), net	21	(388)	56	(351)
Equity in net earnings (loss) of unconsolidated affiliates	896	(762)	1,710	(1,843)
Minority interest in earnings of consolidated subsidiaries	(6,178)	(10,235)	(7,965)	(10,440)

Consolidated income (loss) before income taxes	$14,072	$5,710	$19,422	$4,245

	March 31,	September 30,
	2002	2001

Aggregate identifiable assets:
Hospital Division	$518,897	$437,010
Diagnostics Division	61,297	57,533
Corporate and other	110,217	112,076

Consolidated totals	$690,411	$606,619

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and related financial data should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report and the consolidated audited financial statements and notes thereto for the fiscal year ended September 30, 2001 included in the Company’s Annual Report on Form 10-K.

Overview

     We focus on the diagnosis and treatment of cardiovascular disease. We design, develop, own and operate heart hospitals in partnership with cardiologists and cardiovascular surgeons. While each of our heart hospitals is a freestanding, licensed general acute care hospital, we focus on serving the unique needs of patients suffering from cardiovascular disease. Since January 1994, we have developed nine heart hospitals in seven states, including Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. As of April 30, 2002, we had eight heart hospitals in operation with a total of 460 licensed beds and had sold one hospital in McAllen, Texas. We have begun developing our ninth hospital, which will be located in Harlingen, Texas, our tenth hospital, which will be located in St. Tammany Parish just north of New Orleans, Louisiana, our eleventh hospital, which will be located in San Antonio, Texas, and our twelfth heart hospital, which will be located in the city of Glendale, near Milwaukee, Wisconsin. In February 2002, we also announced plans to develop our thirteenth heart hospital, which will be located in Lafayette, Louisiana. These new hospitals are expected to open during October 2002 (Harlingen), the first quarter of calendar year 2003(St. Tammany Parish), the summer of 2003 (San Antonio), the fourth quarter of calendar year 2003 (Glendale), and the fall of 2003 (Lafayette), and are expected to have a combined total of 282 licensed beds.

     In addition to our heart hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities located in seven states and through mobile cardiac catheterization laboratories. We also provide consulting and management services tailored to cardiologists and cardiovascular surgeons.

Results of Operations

     The following table presents, for the periods indicated, selected operating data.

	Three Months Ended March 31,		Six Months Ended March 31,

	2002	2001	2002	2001

	(expressed as a percentage of net revenue)
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expense	26.5%	26.6%	27.9%	27.9%
Medical supplies expense	21.0%	25.6%	22.1%	24.9%
Bad debt expense	5.1%	5.3%	5.1%	5.4%
Other operating expenses	20.8%	22.8%	21.9%	23.2%
Pre-opening expenses	0.9%	0.2%	0.9%	0.2%
Depreciation & amortization	7.1%	8.9%	7.8%	9.5%
Gain on disposal of property, equipment and other assets	(0.1)%	(0.1)%	(0.5)%	(0.1)%
Gain on sale of hospital	—	(13.0)%	—	(6.9)%
Impairment of long-lived assets	—	1.0%	—	0.5%
Income from operations	18.7%	22.9%	14.8%	15.4%
Other income (expenses):
Interest expense	(4.3)%	(7.1)%	(4.9)%	(7.5)%
Interest income	0.4%	0.8%	0.5%	0.8%
Other income (expense), net	0.0%	(0.4)%	0.0%	(0.2)%
Equity in net earnings (losses) of unconsolidated affiliates	0.7%	(0.7)%	0.7%	(0.9)%
Income before minority interest and income taxes	15.4%	15.5%	11.1%	7.6%
Minority interest	(4.7)%	(9.9)%	(3.2)%	(5.4)%
Income before income taxes	10.7%	5.5%	7.9%	2.2%
Income tax expense	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Net income	10.6%	5.5%	7.8%	2.1%

	Three Months Ended March 31,		Six Months Ended March 31,

	2002	2001	2002	2001

		(dollars in thousands)
Selected Operating Data (consolidated):
Number of hospitals	7	5	7	5
Admissions	7,700	6,431	14,931	12,305
Adjusted admissions[1]	9,255	7,794	17,741	14,913
Patient days	29,970	26,889	57,416	51,838
Average length of stay (days)	3.89	4.18	3.85	4.21
Occupancy	81.2%	80.0%	76.9%	76.3%
Inpatient catheterization procedures	4,141	3,184	8,053	6,199
Inpatient surgical procedures	1,909	1,929	3,739	3,643
Hospital Division revenue	$104,975	$85,963	$202,290	$161,468
Selected Operating Data (same facility)[2]:
Number of hospitals	6	6	6	6
Admissions	6,687	7,135	12,964	13,389
Adjusted admissions[1]	8,123	8,521	15,561	15,973
Patient days	25,527	27,974	48,929	52,941
Average length of stay (days)	3.82	3.92	3.77	3.95
Occupancy	79.9%	87.6%	75.7%	81.9%
Inpatient catheterization procedures	3,428	3,289	6,681	6,348
Inpatient surgical procedures	1,660	1,958	3,280	3,638
Hospital Division revenue	$91,587	$89,981	$175,751	$164,995

[1]	We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

[2]	Selected operating data (same facility) includes Tucson Heart Hospital and excludes Heart Hospital of New Mexico for the three months and six months ended March 31, 2002 and 2001.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net revenue increased $28.5 million, or 27.6%, to $131.7 million for the three months ended March 31, 2002, the second quarter of our fiscal year 2002, from $103.2 million for the three months ended March 31, 2001, the second quarter of our fiscal year 2001. Of the $28.5 million increase in net revenue, $19.0 million was generated by our hospital division, $10.5 million by our diagnostic services division and $119,000 in our corporate and other division. These increases were partially offset by an approximately $1.1 million decrease in our cardiology consulting and management division. The $19.0 million increase in our hospital division’s net revenue includes the effect of three events. In March 2001, we sold our McAllen Heart Hospital, which resulted in a $9.5 million decrease in net revenue during the second quarter of fiscal year 2002 from the second quarter of fiscal 2001. In July 2001, we began consolidating the financial results of our Tucson Heart Hospital, and on October 1, 2001, we began consolidating the financial results of our Heart Hospital of New Mexico, which when combined resulted in a $27.1 million increase in net revenue for the second quarter of fiscal 2002. The remaining increase in the hospital division’s net revenue of $1.4 million was primarily attributable to rate increases in our heart hospitals, offset in part by a decrease in the number of procedures performed during the second quarter of fiscal 2002 compared to fiscal 2001. The $10.5 million increase in our diagnostic services division includes $9.7 million of net revenue representing management fees recognized as a result of the favorable settlement of a billing dispute between one of our managed diagnostic centers, Sun City Cardiac Center, and Sun Health Corporation, which owns and operates the hospital where this center is located. Under the terms of the settlement, Sun City Cardiac Center was awarded total proceeds of $11.2 million relating to service fees, attorney fees and interest costs owed during the period of the contractual dispute. We own a 65% interest in Sun City Cardiac Associates, which manages Sun City Cardiac Center and receives management fees for such services. The remaining $800,000 increase in net revenue of our diagnostic services division was due to rate increases resulting from a new services agreement executed in connection with the Sun City Cardiac Center settlement and to the opening of three new diagnostic and therapeutic centers during the second quarter of fiscal 2002. The $1.1 million decrease in our cardiology consulting and management division’s net revenue was due to the settlement and expiration of one management contract during the third quarter of fiscal 2001 and another management contract during the first quarter of fiscal 2002, offset in part by an increase in management fees and consulting fees paid to us by physicians remaining under management in that division.

     On a same facility basis within our hospital division, which includes Tucson Heart Hospital and excludes Heart Hospital of New Mexico, net revenue increased $1.6 million, or 1.8%, to $91.6 million for the second quarter of fiscal 2002 from $90.0 million for the second quarter of fiscal 2001. Admissions decreased 6.3% and adjusted admissions declined 4.7%. These operating measures reflect the impact of our fiscal year 2001 initiative to terminate several managed care relationships that we determined no longer met our long-term strategic objectives. The managed care relationships were primarily associated with our Tucson Heart Hospital. Excluding this heart hospital from these same facility operating measures, admissions and adjusted admissions both increased 0.2%, and net revenue increased 1.9%. Also on a same facility basis, inpatient catheterization procedures increased 4.2% while surgical procedures decreased 15.2% for the second quarter of fiscal 2002 compared to fiscal 2001. Average length of stay in our same facility hospitals decreased 2.6% to 3.82 days for the second quarter of fiscal 2002 compared to 3.92 days for the second quarter of fiscal 2001.

     Personnel expense increased $7.6 million, or 27.7%, to $35.0 million for the second quarter of fiscal 2002 from $27.4 million for the second quarter of fiscal 2001. This $7.6 million increase in personnel expense was primarily incurred by our hospital division, and included $5.5 million which was attributable to the net increase resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of our McAllen Heart Hospital. The remaining increase of $2.1 million was due to higher wage rates and benefit costs in our other heart hospitals and an increased use of contract nurses in certain of our heart hospitals during the second quarter of fiscal 2002 compared to fiscal 2001. Personnel expense in our diagnostic services and our cardiology consulting and management divisions were approximately the same in both fiscal quarters. As a percentage of net revenue, personnel expense remained relatively consistent at 26.5% for the second quarter of fiscal 2002 compared to 26.6% for the second quarter of fiscal 2001. Excluding the $9.7 million of net revenue resulting from the Sun City settlement, personnel expense represented 28.6% of net revenues for the second quarter of fiscal 2002.

     Medical supplies expense increased $1.3 million, or 4.9%, to $27.7 million for the second quarter of fiscal 2002 from $26.4 million for the second quarter of fiscal 2001. This $1.3 million increase was primarily incurred by our hospital division, and included a net increase of $3.4 million resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. This $3.4 million increase was partially offset by a $2.1 million decrease among our other heart hospitals which was due to improved pricing realized from volume purchasing opportunities and vendor consolidation initiatives in our hospital division, improved utilization of medical supplies, and the decrease in surgical procedures during the second quarter of fiscal 2002 compared to the prior year period. As a percentage of net revenue, medical supplies expense decreased to 21.0% for the second quarter of fiscal 2002 from 25.6% for the second quarter of fiscal 2001. Excluding the $9.7 million of net revenue resulting from the Sun City settlement, medical supplies expense represented 22.7% of net revenues for the second quarter of fiscal 2002.

     Bad debt expense increased $1.3 million, or 24.1%, to $6.7 million for the second quarter of fiscal 2002 from $5.4 million for the second quarter of fiscal 2001. This $1.3 million increase in bad debt expense was due to a $759,000 net increase resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining $534,000 increase was due to additional reserves in certain of our heart hospitals resulting from an increased level of write-offs and aging receivables, offset in part by a decrease in bad debt expense at our other heart hospitals due to improved receivables collection procedures and other processes implemented in our business offices. As a percentage of net revenue, bad debt expense decreased to 5.1% for the second quarter of fiscal 2002 from 5.3% for the second quarter of fiscal 2001. Excluding the $9.7 million of net revenue resulting from the Sun City settlement, bad debt expense represented 5.5% of net revenues for the second quarter of fiscal 2002.

     Other operating expenses increased $3.9 million, or 16.6%, to $27.4 million for the second quarter of fiscal 2002 from $23.5 million for the second quarter of fiscal 2001. Other operating expenses include primarily maintenance, rent, property taxes, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $3.9 million increase in other operating expenses, $3.5 million occurred within our hospital division. Of the $3.5 million increase in the hospital division, $3.1 million was due to the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining $400,000 increase in our hospital division’s other operating expenses was primarily due to an increase in maintenance expense in our oldest heart hospital and an increase in property taxes in certain of our markets. The remaining $400,000 increase in other operating expenses was due to an increase in our corporate division’s operating expenses, offset in part by a decrease in our cardiology consulting and management division’s other operating expenses consistent with the net revenue change in that division. While other operating expenses were flat in our diagnostic services division, the second quarter of fiscal 2002 included approximately $300,000 of costs, primarily legal fees, which related to the Sun City settlement, which were offset by a decrease in legal fees related to a billing dispute which was settled in the third quarter of our fiscal 2001 and cost reductions from exiting certain low margin services in that division. As a percentage of net revenue, other operating expenses decreased to 20.8% for the second quarter of fiscal 2002 from 22.8% for the second quarter of fiscal 2001. Excluding the $9.7 million of net revenue resulting from the Sun City settlement, other operating expenses represented 22.4% of net revenues for the second quarter of fiscal 2002.

     Pre-opening expenses increased $976,000, or 450.0%, to $1.2 million for the second quarter of fiscal 2002 from $217,000 for the second quarter of fiscal 2001. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of March 31, 2002, we had five hospitals under development, including Harlingen Medical Center, Louisiana Heart Hospital, San Antonio Heart Hospital, The Milwaukee Heart Hospital and Heart Hospital of Lafayette. Harlingen Medical Center is expected to be opened during October 2002 with the other four hospitals expected to be opened during the first quarter, summer, fourth quarter and fall of calendar year of 2003, respectively. We expect pre-opening expenses for each of these five hospitals to range between approximately $3.5 million and $6.0 million per hospital. Historically, approximately 45% of our pre-opening expenses for a new hospital have been for personnel and 10% for marketing and advertising. The remaining costs have been distributed among several categories including staff recruitment and relocation, office and equipment rentals, travel and other operating expenses such as legal expenses and utilities. While we incur pre-opening expenses throughout the development process, we expect to incur the majority of these expenses during the six to eight month period immediately prior to the opening of the hospital.

     Depreciation increased $1.3 million, or 17.3%, to $8.8 million for the second quarter of fiscal 2002 from $7.5 million for the second quarter of fiscal 2001. Of this $1.3 million increase, $1.1 million was due to the net increase resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining increase was primarily due to depreciation on capital expenditures related to equipment and information systems made since the second quarter of fiscal 2001.

     Amortization decreased $1.1 million, or 64.7%, to $580,000 for the second quarter of fiscal 2002 from $1.7 million for the second quarter of fiscal 2001. This decrease was primarily due to our adoption of Statement of Financial Accounting Standards No. 142 on October 1, 2001. Under the new accounting rules, we were required to discontinue goodwill amortization at the beginning of our fiscal year 2002 and subject our goodwill to an annual impairment test, which we performed on a transitional basis as of October 1, 2001, and which did not result in any impairment loss. For the full fiscal year 2001, we recognized goodwill amortization of approximately $3.0 million, none of which will be recognized during fiscal 2002.

     During the first quarter of fiscal 2002, we recognized an approximately $1.1 million gain on the partial settlement of a management contract in our cardiology consulting and management division effective December 31, 2001. During the second quarter of fiscal 2002, we recognized an additional $140,000 resulting from the final settlement. This gain is included in gain on the sale of property, equipment and other assets in our consolidated financial statements.

     On March 1, 2001, we sold McAllen Heart Hospital, in which we owned a 50.2% interest to an affiliate of Universal Health Systems, Inc. for approximately $56.0 million. After the write-off of approximately $10.3 million of our goodwill and step-up basis in McAllen Heart Hospital, we recognized a net gain of $13.5 million in our consolidated results of operations for the second quarter of fiscal 2001.

     Also in March 2001, we recognized an impairment of long-lived assets due to unfavorable developments with a physician group under a management contract in our cardiology consulting and management division that caused us to reevaluate the carrying value of the assets of that management contract. As a result, we recognized a non-cash impairment charge of $985,000 in March 2001 to adjust the long-lived assets of that management contract to the anticipated future discounted cash flows.

     Interest expense decreased $1.6 million, or 21.9%, to $5.7 million for the second quarter of fiscal 2002 from $7.3 million for the second quarter of fiscal 2001. This decrease in interest expense occurred despite a $1.1 million net increase in interest expense resulting from the consolidations of Tucson Heart Hospital and Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The decrease in interest expense excluding the effect of these three events was due to a general reduction in our variable rate interest costs and a reduction in our average total outstanding indebtedness during the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The debt reduction was primarily due to several significant transactions during fiscal 2001. We used a portion of the proceeds from the sale of McAllen Heart Hospital in March 2001 and from our initial public offering in July 2001 to repay all amounts outstanding under our revolving credit facility. Also in July 2001, three of our heart hospitals reduced their interest expense by refinancing approximately $79.6 million of their mortgage debt. Interest income decreased to $482,000 for the second quarter of fiscal 2002 from $812,000 for the second quarter of fiscal 2001.

     Equity in net earnings of unconsolidated affiliates increased $1.7 million, or 223.1%, to $896,000 for the second quarter of fiscal 2002 from a loss of $762,000 for the second quarter of fiscal 2001. In July 2001, we began consolidating Tucson Heart Hospital, and in October 2001, we began consolidating Heart Hospital of New Mexico after completing acquisitions that increased our ownership interests in each of these heart hospitals to a majority position. We had previously been required to account for our minority investment in each of these heart hospitals using the equity method of accounting. We now have only one heart hospital in which we hold less than a 50.0% equity interest that we are required to account for as an equity investment during fiscal 2002. This heart hospital commenced operations in March 2001. We continue to hold a small number of additional equity investments in our diagnostic division.

     Earnings allocated to minority interests decreased $4.0 million, or 39.2%, to $6.2 million for the second quarter of fiscal 2002 from $10.2 million for the second quarter of fiscal 2001. This $4.0 million decrease includes the effect of $8.0 million of earnings allocated to minority interest recognized in the second quarter of fiscal 2001 resulting from the sale of McAllen Heart Hospital and the $3.3 million recognized in the second quarter of fiscal 2002 resulting from the Sun City settlement. Excluding these two events, earnings allocated to minority interests increased approximately $700,000 for the second quarter of fiscal 2002 compared to fiscal 2001. This increase was primarily due to the consolidations of Tucson Heart Hospital and Heart Hospital of New Mexico, offset in part by the increase in pre-opening expenses at our hospitals under development.

     Income tax expense remained constant for the second quarter of fiscal 2002 at $69,000 compared to $74,000 for the second quarter of fiscal 2001. We are currently operating in a net operating loss position, resulting from carryforward losses from prior periods, and consequently have no material current income tax liability.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

     Net revenue increased $52.3 million, or 26.9%, to $246.7 million for the six months ended March 31, 2002, the first six months of our fiscal year 2002, from $194.4 million for the six months ended March 31, 2001, the first six months of our fiscal year 2001. Of the $52.3 million increase in net revenue, $40.8 million was generated by our hospital division and $11.8 million by our diagnostic services division. These increases were partially offset by an approximately $300,000 decrease in our cardiology consulting and management division. The $40.8 million increase in our hospital division’s net revenue included a $53.0 million increase resulting from the consolidations of Tucson Heart Hospital and Heart Hospital of New Mexico, offset in part by a $20.2 million decrease resulting from sale of McAllen Heart Hospital. The remaining $8.0 million increase in the hospital division’s net revenue was primarily attributable to rate increases in our heart hospitals during the first six months of fiscal 2002 compared to first six months to fiscal 2001. The $11.8 million increase in our diagnostic services division includes $9.7 million of net revenue resulting from the favorable settlement of the Sun City Cardiac Center billing dispute during the second quarter of fiscal 2002. The remaining $2.1 million increase in net revenue of our diagnostic services division was due to rate increases, an increase in the number of diagnostic procedures over the prior year period in several of our diagnostic and therapeutic centers, and the opening of three new diagnostic and therapeutic centers during the second quarter of fiscal 2002. The $300,000 decrease in our cardiology consulting and management division’s net revenue was due to the settlement and expiration of one management contract during the third quarter of fiscal year 2001and another management contract during the first quarter of fiscal 2001, offset in part by an increase in management fees and consulting fees paid to us by physicians remaining under management in that division.

     On a same facility basis within our hospital division, which includes Tucson Heart Hospital and excludes Heart Hospital of New Mexico, net revenue increased $10.8 million, or 6.5%, to $175.8 million for the first six months of fiscal 2002 from $165.0 million for the first six months of fiscal 2001. Admissions decreased 3.2% and adjusted admissions declined 2.6%. These operating measures reflect the impact of our fiscal year 2001 initiative to terminate several managed care relationships that we determined no longer met our long-term strategic objectives. The managed care relationships were primarily associated with our Tucson Heart Hospital. Excluding this heart hospital from these same facility operating measures, admissions and adjusted admissions increased 3.8% and 3.1%, respectively, and net revenue increased 5.7%. Also on a same facility basis, inpatient catheterization procedures increased 5.2% while surgical procedures decreased 9.8% for the first six months of fiscal 2002 compared to fiscal 2001. Average length of stay in our same facility hospitals decreased 4.6% to 3.77 days for the first six months of fiscal 2002 compared to 3.95 days for the first six months of fiscal 2001.

     Personnel expense increased $14.7 million, or 27.1%, to $68.9 million for the first six months of fiscal 2002 from $54.2 million for the first six months of fiscal 2001. Of the $14.7 million increase in personnel expense, $14.4 million was incurred by our hospital division and included $9.6 million which was attributable to the net increase resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of our McAllen Heart Hospital. The remaining increase of $4.8 million was due to higher wage rates and benefit costs at our other heart hospitals, and an increased use of contract nurses in certain of our heart hospitals during the first six months of fiscal 2002 compared to fiscal 2001. The remaining $300,000 increase in our consolidated personnel expense was due to a $400,000 increase in our cardiology consulting and management division, offset in part by a decrease in our diagnostic services division. As a percentage of net revenue, personnel expense remained flat at 27.9% for the first six months of fiscal 2002 and fiscal 2001. Excluding the $9.7 million of net revenue resulting from the Sun City settlement, personnel expense represented 29.1% of net revenues for the first six months of fiscal 2002.

     Medical supplies expense increased $6.1 million, or 12.6%, to $54.5 million for the first six months of fiscal 2002 from $48.4 million for the first six months of fiscal 2001. This $6.1 million increase was primarily incurred by our hospital division, and included a net increase of $6.7 million resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. This $6.7 million increase was partially offset by a $677,000 decrease among our other heart hospitals which was due to improved pricing realized from volume purchasing opportunities and vendor consolidation initiatives in our hospital division, improved utilization of medical supplies, and the decrease in surgical procedures during the first six months of fiscal 2002 compared to the prior year period. As a percentage of net revenue, medical supplies expense decreased to 22.1% for the first six months of fiscal 2002 from 24.9% for the first six months of fiscal 2001. Excluding the $9.7 million of net revenue resulting from the Sun City settlement, medical supplies expense represented 23.0% of net revenues for the first six months of fiscal 2002.

     Bad debt expense increased $2.1 million, or 20.0%, to $12.6 million for the first six months of fiscal 2002 from $10.5 million for the first six months of fiscal 2001. This $2.1 million increase in bad debt expense was due to a $1.7 million net increase resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining $400,000 increase was due to additional reserves in one of our hospitals resulting from an increased level of write-offs and aging receivables, offset in part by a decrease in bad debt expense at our other heart hospitals due to improved receivables collection procedures and other processes implemented in our business offices. As a percentage of net revenue, bad debt expense decreased to 5.1% for the first six months of fiscal 2002 from 5.4% for the first six months of fiscal 2001. Excluding the $9.7 million of net revenue resulting from the Sun City settlement, bad debt expense represented 5.3% of net revenues for the first six months of fiscal 2002 compared to the 5.4% for the first six months of fiscal 2001.

     Other operating expenses increased $9.0 million, or 20.0%, to $54.1 million for the first six months of fiscal 2002 from $45.1 million for the first six months of fiscal 2001. Other operating expenses include primarily maintenance, rent, property taxes, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $9.0 million increase in other operating expenses, $6.9 million occurred within our hospital division. Of the $6.9 million increase in the hospital division, $5.7 million was due to the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting form the sale of McAllen Heart Hospital. The remaining $1.2 million increase in our hospital division’s other operating expenses was primarily due to an increase in maintenance expense in our oldest heart hospital and an increase in property taxes in certain of our markets. Operating expenses in our diagnostic services division increased only $240,000 during the first six months of fiscal 2002 compared to fiscal 2001, however the first six months of fiscal 2002 included approximately $1.0 million of costs, primarily legal fees, related to the Sun City settlement, which were offset in part by a decrease in legal fees related to a billing dispute which was settled in the third quarter of our fiscal 2001 and cost reductions from exiting certain low margin services in that division. The remaining $1.9 million increase in other operating expenses was primarily incurred in our corporate division to support the growth in our operating divisions for the first six months of fiscal 2002 compared to fiscal 2001. As a percentage of net revenue, other operating expenses decreased to 21.9% for the first six months of fiscal 2002 from 23.2% for the first six months of fiscal 2001. Excluding the $9.7 million of net revenue resulting from the Sun City settlement, other operating expenses represented 22.8% of net revenues for the first six months of fiscal 2002.

     Pre-opening expenses increased $1.8 million, or 504.2%, to $2.1 million for the first six months of fiscal 2002 from $357,000 for the first six months of fiscal 2001. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of March 31, 2002, we had five hospitals under development, including Harlingen Medical Center, Louisiana Heart Hospital, San Antonio Heart Hospital, The Milwaukee Heart Hospital and Heart Hospital of Lafayette. Harlingen Medical Center is expected to be opened during October 2002 with the other four hospitals expected to be opened during the first quarter, summer, fourth quarter and fall of calendar year of 2003, respectively.

     Depreciation increased $2.7 million, or 18.0%, to $17.7 million for the first six months of fiscal 2002 from $15.0 million for the first six months of fiscal 2001. Of this $2.7 million increase, $1.9 million was due to the net increase resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining increase was primarily due to depreciation on capital expenditures related to equipment and information systems made since the first six months of fiscal 2001.

     Amortization decreased $1.9 million, or 55.9%, to $1.5 million for the first six months of fiscal 2002 from $3.4 million for the first six months of fiscal 2001. This decrease was primarily due to our adoption of Statement of Financial Accounting Standards No. 142 on October 1, 2001. Under the new accounting rules, we were required to discontinue goodwill amortization at the beginning of our fiscal year 2002 and subject our goodwill to an annual impairment test, which we performed on a transitional basis as of October 1, 2001 and which did not result in any impairment loss. For the full fiscal year 2001, we recognized goodwill amortization of approximately $3.0 million, none of which will be recognized during fiscal 2002.

     During the first quarter of fiscal 2002, we recognized an approximately $1.1 million gain on the partial settlement of a management contract in our cardiology consulting and management division effective December 31, 2001. During the second quarter of fiscal 2002, we recognized an additional $140,000 resulting from the final settlement. This gain is included in gain on the sale of property, equipment and other assets in our consolidated financial statements.

     On March 1, 2001, we sold McAllen Heart Hospital, in which we owned a 50.2% interest to an affiliate of Universal Health Systems, Inc. for approximately $56.0 million. After the write-off of approximately $10.3 million of our goodwill and step-up basis in McAllen Heart Hospital, we recognized a net gain of $13.5 million in our consolidated results of operations for the second quarter of fiscal 2001.

     Also in March 2001, we recognized an impairment of long-lived assets due to unfavorable developments with a physician group under a management contract in our cardiology consulting and management division that caused us to reevaluate the carrying value of the assets of that management contract. As a result, we recognized a non-cash impairment charge of $985,000 in March 2001 to adjust the long-lived assets of that management contract to the anticipated future discounted cash flows.

     Interest expense decreased $2.6 million, or 17.8%, to $12.0 million for the first six months of fiscal 2002 from $14.6 million for the first six months of fiscal 2001. This decrease in interest expense occurred despite a $2.1 million net increase in interest expense resulting from the consolidations of Tucson Heart Hospital and Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The decrease in interest expense excluding the effect of these three events was due to a general reduction in our variable rate interest costs and a reduction in our average total outstanding indebtedness during the first six months of fiscal 2002 compared to the first six months of fiscal 2001. The debt reduction was primarily due to the use of proceeds from the sale of McAllen Heart Hospital in March 2001 and our initial public offering in July 2001 to repay all amounts outstanding under our revolving credit facility. Also in July 2001, three of our heart hospitals reduced their interest expense by refinancing approximately $79.6 million of their mortgage debt. Interest income decreased to $1.2 million for the first six months of fiscal 2002 from $1.6 million for the first six months of fiscal 2001.

     Equity in net earnings of unconsolidated affiliates increased $3.5 million, or 194.4%, to $1.7 million for the first six months of fiscal 2002 from a loss of $1.8 million for the first six months of fiscal 2001. In July 2001, we began consolidating Tucson Heart Hospital, and in October 2001, we began consolidating Heart Hospital of New Mexico after completing acquisitions that increased our ownership interests in each of these heart hospitals to a majority position. We had previously been required to account for our minority investment in each of these heart hospitals using the equity method of accounting. We now have only one heart hospital in which we hold less than a 50.0% equity interest that we are required to account for as an equity investment during fiscal 2002. This heart hospital commenced operations in March 2001. We continue to hold a small number of additional equity investments in our diagnostic division.

     Earnings allocated to minority interests decreased $2.4 million, or 23.1%, to $8.0 million for the first six months of fiscal 2002 from $10.4 million for the first six months of fiscal 2001. This $2.4 million decrease includes the effect of $8.0 million of earnings allocated to minority interest recognized in the second quarter of fiscal 2001 resulting from the sale of McAllen Heart Hospital and the $3.3 million recognized in the second quarter of fiscal 2002 resulting from the Sun City settlement. Excluding these two events, earnings allocated to minority interests increased approximately $2.3 million for the first six months of fiscal 2002 compared to fiscal 2001. Of this $2.3 million increase, approximately $1.5 million was due to the consolidations of Tucson Heart Hospital and Heart Hospital of New Mexico. The remaining $800,000 increase was due to improved operating results in our other consolidated heart hospitals and improved operating results in certain of our diagnostic and therapeutic joint ventures in our diagnostic services division, offset in part by the increase in pre-opening expenses at our hospitals under development in our hospital division.

     Income tax expense remained constant for the first six months of fiscal 2002 at $124,000 compared to $128,000 for the first six months of fiscal 2001. We are currently operating in a net operating loss position, resulting from carryforward losses from prior periods, and consequently have no material current income tax liability.

Liquidity and Capital Resources

     Our consolidated working capital was $119.4 million at March 31, 2002 and $114.9 million at September 30, 2001. The increase of $4.5 million from September 30, 2001 to March 31, 2002 resulted from increases in accounts receivable, net, medical supplies and prepaid expenses and other assets combined with a decrease in accrued property taxes, offset in part by a decrease in cash and cash equivalents and increases in accounts payable, accrued compensation and benefits and current portion of long-term debt and obligations. The decrease in cash and cash equivalents resulted from the acquisition of an increased ownership interest in Heart Hospital of New Mexico and the funding of our heart hospital development program offset by cash flows provided by operations and proceeds from the favorable settlement of the Sun City Center billing dispute in our diagnostic services division. The increase in accounts receivable, net, resulted from the consolidation of Heart Hospital of New Mexico beginning October 1, 2001 and the seasonality that we incur related to higher net revenues in our hospital division during the second quarter of the fiscal year. The increases in medical supplies, accounts payable, accrued compensation and benefits and current portion of long-term debt was primarily due to the consolidation of Heart Hospital of New Mexico beginning October 1, 2001.

     Our operating activities provided net cash of $34.0 million during the first six months of fiscal 2002 compared to net cash of $7.5 million for the first six months of fiscal 2001. The $34.0 million net cash provided by operating activities during the first six months of fiscal 2002 was a result of cash flow provided by our operations and an increase in accounts payable and accrued liabilities offset by an increase in accounts receivable, net, medical supplies inventory and prepaid expenses and other current assets. The $7.5 million of net cash provided by operating activities in the first six months of fiscal 2001 also resulted from cash flow provided by our operations and an increase in accounts payable and accrued liabilities offset by an increase in accounts receivable, net, medical supplies inventory and prepaid expenses and other current assets.

     Our investing activities used net cash of $52.3 million during the first six months of fiscal 2002 compared to net cash provided of $41.5 million during the first six months of fiscal 2001. The $52.3 million of net cash used by investing activities during the first six months of fiscal 2002 was due to the acquisition of an increased ownership interest in Heart Hospital of New Mexico in October 2001 and capital expenditures primarily related to heart hospital development, partially offset by decreases in advances made to our one affiliate heart hospital and proceeds from the settlement of a management contract. During the first six months of fiscal 2001, the $41.5 million net cash provided by investing activities primarily resulted from proceeds from the sale McAllen Heart Hospital offset by capital expenditures and advances made to affiliate heart hospitals.

     Expenditures for property and equipment for the six months ended March 31, 2002 and 2001 were $39.1 million and $5.9 million, respectively. Included in the $39.1 million of capital expenditures for the first six months of fiscal 2002, were capital expenditures for the hospitals under development of $30.1 million. Included in the $5.9 million of capital expenditures for the first six months of fiscal 2001 were capital expenditures for hospitals under development of $695,000.

     Our financing activities provided net cash of $10.8 million during the first six months of fiscal 2002 and used net cash of $46.1 million during the same period of fiscal 2001. Net cash provided by financing activities during the first six months of fiscal 2002 was a result of proceeds from the issuance of long-term debt, net of loan acquisition costs and deferred fees of $26.0 million offset by repayments of long-term debt and capital leasing obligations of $14.6 million and distributions to, net of investments by, minority partners of $654,000. The net cash used by financing activities during the first six months of fiscal 2001 resulted from repayments of long-term debt and capital leasing obligations of $56.8 million and distributions to, net of investments by, minority partners of $7.0 million offset by proceeds from the issuance of short-term debt and long-term debt, net of loan acquisition costs and deferred fees, of $17.7 million.

     As of March 31, 2002, we had $284.9 million of outstanding debt, $27.2 million of which was classified as current. Of that amount, $270.8 million was outstanding to lenders to our consolidated heart hospitals, no amounts were outstanding to lenders under our revolving credit facility, and $14.1 million was outstanding under capital leases and other miscellaneous debt instruments. We expect the level of our long-term indebtedness to increase in the future as we develop additional heart hospitals. The development and construction of the five new hospitals we are developing in Texas, Louisiana and Wisconsin will require us to incur additional long-term debt of between $150 and $180 million during the next 18 to 24 months. As of March 31, 2002, we were committed under construction contracts for $32.4 million, $19.6 million and $24.0 million, respectively, for the construction of the Harlingen Medical Center, the Louisiana Heart Hospital and the San Antonio Heart Hospital. The Harlingen Medical Center had paid $20.9 million and accrued an additional $3.6 million under its contract as of March 31, 2002. The Louisiana Heart Hospital had paid $1.2 million and accrued an additional $1.2 million under its contract at March 31, 2002.

     In July 2001, we became a party to a new $189.6 million master credit facility (the Master Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the indebtedness of three of our existing heart hospitals and provided us with $110.0 million to finance our heart hospital development program. Of the $110.0 million initially available for this purpose, $37.5 million has been designated for use in funding the development of Harlingen Medical Center. As of March 31, 2002, $23.0 million had been borrowed to finance the development of Harlingen Medical Center. In April 2002, an additional $25.5 million of the $110.0 million initially available for this purpose was designated for use in funding the development of Louisiana Heart Hospital. As of April 30, 2002, $47.0 million of the initial $110.0 million remains available to finance other projects in the Company’s heart hospital development program. The Master Credit Facility matures on July 27, 2006 and borrowings bear interest at LIBOR plus a margin that ranges 2.5% to 3.5%. We are required to pay a monthly unused commitment fee at a rate of 0.5%. The Master Credit Facility includes covenants that require maintenance of certain financial ratios regarding leverage levels and debt service coverage as well as various restrictive covenants.

     Separate from our Master Credit Facility, our revolving credit facility provides $100.0 million in availability, $10.0 million of which is designated for short-term borrowings. As of March 31, 2002, we had used $15.0 million of this availability to issue letters of credit and consequently had availability for additional borrowings of $85.0 million. This revolving credit facility matures on January 31, 2005 and borrowings under this facility bear interest at either the LIBOR or the prime rate plus various applicable margins which are based upon financial covenant ratio tests. We are required to pay a monthly unused commitment fee at a rate of 0.375%. Our revolving credit facility includes various restrictive covenants, including restrictions on certain types of additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, changes in our corporate structure, and fundamental changes. The covenants also require maintenance of various ratios regarding leverage levels and debt service coverage. We were in compliance with the covenants of all of our outstanding debt at March 31, 2002.

     We also guarantee approximately 50% of the real estate and equipment debt of the one affiliate heart hospital in which we owned a minority interest at March 31, 2002, and therefore do not consolidate this hospital’s results of operation and financial position. We provide such guarantee in exchange for a fee from the affiliate heart hospital. The total amount of this real estate and equipment debt was approximately $47.1 million at March 31, 2002, and accordingly, the 50% we guarantee was approximately $23.5 million at March 31, 2002. The affiliate hospital was in compliance with all covenants in the instruments governing its debt at March 31, 2002. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because we do not consolidate the affiliate heart hospital’s results of operations and financial position, these assets are not included in the value of the assets on our balance sheet.

     We believe that internally generated cash flows and available borrowings under our revolving credit facility of $85.0 million, together with the remaining net proceeds of our initial public offering of $61.7 million and borrowings available under the Master Credit Facility not yet designated for a development hospital of $47.0 million, will be sufficient to finance our heart hospital development program, other capital expenditures and our working capital requirements for the next 12 months.

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

     These various risks and uncertainties are described in detail in Exhibit 99 – Risk Factors – to our Annual Report on Form 10-K filed with the SEC. A copy of this annual report, including exhibits, is available on the internet site of the SEC at or through our website at http://www.medcath.com. These risks and uncertainties include, among others, possible reductions or changes in reimbursement from government or third-party payors that would decrease our revenue, delays in completing construction or delays in or failure to receive required regulatory approvals for new heart hospitals, greater than anticipated losses at new heart hospitals, a negative finding by a regulatory organization with oversight of one of our heart hospitals, or material changes in the anti-kickback, physician self-referral or other fraud and abuse laws.

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

     As required by their mortgage loans, three of our consolidated heart hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. Both the new mortgage loans and the fixed interest rate swaps mature in July 2006. At March 31, 2002, the average variable rate on the new mortgage loans was 4.73%. The fair value of the interest rate swaps at March 31, 2002 was $371,000 resulting in an unrealized gain of $1.1 million for the first six months of fiscal 2002 which is included in comprehensive income in our consolidated statement of stockholders’ equity in accordance with accounting principles generally accepted in the United States.

     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at March 31, 2002 included approximately $88.7 million of variable rate debt at an approximate average interest rate of 5.31%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $393,000 for the six months ended March 31, 2002.

PART II.   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

(c)	On July 27, 2001, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. All 6,000,000 shares of common stock offered in the final prospectus were sold at a price of $25.00 per share for gross proceeds of $150.0 million. The net proceeds that we received from the offering after deducting the underwriting discounts and commissions and the other offering expenses were approximately $135.9 million. In addition to the application of the net proceeds from the offering as previously disclosed in our Form 10-Q for the quarterly period ended June 30, 2001, our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and our Form 10-Q for the quarterly period ended December 31, 2001, we have invested approximately $6.9 million in our heart hospital development program

We expect to use the remaining approximate $61.7 million to develop additional heart hospitals and for working capital and other corporate purposes, including the possible acquisition of additional interests in our existing heart hospitals. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the allocation of the net proceeds from the offering. Pending this application, we will invest the net proceeds of the offering in cash, cash-equivalents, money market funds or short-term interest bearing, investment-grade securities

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company’s annual meeting of stockholders was held on March 5, 2002. The stockholders elected all of the nominees for Class I Director. The stockholders voted in favor of a proposal to approve the Amendment to the Company’s Outside Directors’ Stock Option Plan. The stockholders also ratified the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 2002. The votes cast on these proposals were as follows:

1.     Election of Class I Directors:

John B. McKinnon	16,724,447	23,500
Galen Powers	16,713,921	34,026
Donald E. Steen	16,724,447	23,500

2.     Proposal to an increase in the number of shares available for option grants under the Company’s Outside Directors’ Stock Option Plan:

For:	16,624,015
Against:	98,629
Abstain:	25,303

3.     Ratification of selection of Deloitte & Touche LLP as independent auditors for fiscal year ending September 30, 2002:

For:	16,688,402
Against:	57,155
Abstain:	2,390

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit
No.	Description

10.1	Amended and Restated Directors Option Plan.

10.2	Operating Agreement of The Heart Hospital of Milwaukee, LLC effective as of October 11, 2001 (“Milwaukee Operating Agreement). *

10.3	First Amendment to Milwaukee Operating Agreement effective as of October 11, 2001. *

10.4	Second Amendment to Milwaukee Operating Agreement effective as of October 11, 2001. *

10.5	Management Services Agreement for The Heart Hospital of Milwaukee, LLC dated December 12, 2001. *

10.6	Operating Agreement of Heart Hospital of Lafayette, LLC effective as of December 5, 2001 (“Lafayette Operating Agreement). *

10.7	First Amendment to Lafayette Operating Agreement effective as of December 5, 2001. *

10.8	Second Amendment to Lafayette Operating Agreement effective as of December 5, 2001. *

10.9	Third Amendment to Lafayette Operating Agreement effective as of December 5, 2001. *

10.10	Management Services Agreement for Heart Hospital of Lafayette, LLC dated September 5, 2001.*

*	certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(b)          Reports on Form 8-K

               None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCATH CORPORATION

Dated: May 15, 2002	By:	/s/ DAVID CRANE

David Crane President, Chief Executive Officer and Director (principal executive officer)

	By:	/s/ JAMES E. HARRIS

James E. Harris Senior Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ DAVID W. PERRY

David W. Perry Vice President and Chief Accounting Officer (principal accounting officer)