Form 10-Q
period 2002-06-30
MEDCATH CORP
filed 2002-08-14
CIK 1139463

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



                        COMMISSION FILE NUMBER 000-33009

                                   ----------

                               MEDCATH CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         56-2248952
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

                                 [X] Yes [ ] No



As of July 31, 2002, there were 18,011,520 shares of $0.01 par value common stock outstanding.

===============================================================================

                               MEDCATH CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION


       Item 1.  Financial Statements
                Consolidated Balance Sheets as of June 30, 2002
                  and September 30, 2001                                      3

                Consolidated Statements of Operations for the Three Months
                  and Nine Months ended June 30, 2002 and June 30, 2001       4

                Consolidated Statement of Stockholders' Equity for the
                  Nine months ended June 30, 2002                             5

                Consolidated Statements of Cash Flows for the Nine Months
                  Ended June 30, 2002 and June 30, 2001                       6

                Notes to Consolidated Financial Statements                    7

       Item 2.  Management's Discussion and Analysis of Financial Condition  16
                  and Results of Operations

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk   28


PART II.   OTHER INFORMATION

       Item 1.  Legal Proceedings                                            29

       Item 2.  Changes in Securities and Use of Proceeds                    29

       Item 6.  Exhibits and Reports on Form 8-K                             29


SIGNATURES                                                                   30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                               MEDCATH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                   JUNE 30,     SEPTEMBER 30,
                                                     2002           2001
                                                 -------------- --------------
Current assets:
    Cash and cash equivalents                        $ 117,755      $ 114,357
    Accounts receivable, net                            75,197         65,634
    Medical supplies                                    12,928          8,196
    Due from affiliates                                      4            273
    Deferred income tax assets                           3,945             --
    Prepaid expenses and other current assets            7,431          4,935
                                                 -------------- --------------
      Total current assets                             217,260        193,395
Property and equipment, net                            333,010        265,564
Investments in and advances to affiliates, net           4,206          6,415
Goodwill, net                                          132,150        115,688
Other intangible assets, net                            19,093         20,133
Other assets                                             4,965          5,424
                                                 -------------- --------------
      Total assets                                   $ 710,684      $ 606,619
                                                 ============== ==============

Current liabilities:
    Short-term borrowings                            $   1,514      $     --
    Accounts payable                                    26,794         26,143
    Income tax payable                                     335            238
    Accrued compensation and benefits                   14,065         12,949
    Accrued property taxes                               2,882          3,250
    Accrued construction and development costs          11,654          2,200
    Other accrued liabilities                            9,341          8,302
    Current portion of long-term debt and
       obligations under capital leases                 27,515         25,422
                                                 -------------- --------------
      Total current liabilities                         94,100         78,504
Long-term debt                                         253,503        201,200
Obligations under capital leases                         8,765          9,547
Deferred income tax liabilities                          4,828             --
Other long-term obligations                              3,924          3,643
                                                 -------------- --------------
      Total liabilities                                365,120        292,894

Minority interest in equity of consolidated
   subsidiaries                                         20,670         12,761

Stockholders' equity:
    Preferred stock, $0.01 par value,
      10,000,000 shares authorized;
      none issued                                           --             --
    Common stock, $0.01 par value,
      50,000,000 shares authorized;
      18,011,520 issued and outstanding                    180            180
    Paid-in capital                                    357,414        356,614
    Accumulated deficit                                (32,182)       (55,137)
    Accumulated other comprehensive loss                  (518)          (693)
                                                 -------------- --------------
      Total stockholders' equity                       324,894        300,964
                                                 -------------- --------------
      Total liabilities, minority interest
       and stockholders' equity                      $ 710,684      $ 606,619
                                                 ============== ==============


                See notes to consolidated financial statements.

                               MEDCATH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                                  ----------------------------  ---------------------------
                                                      2002           2001           2002          2001
                                                  -------------   ------------  ------------- -------------

Net revenue                                          $ 120,489       $ 89,727      $ 367,175     $ 284,125
Operating expenses:
    Personnel expense                                   35,155         25,322        104,012        79,538
    Medical supplies expense                            28,654         21,396         83,113        69,817
    Bad debt expense                                     5,095          4,272         17,669        14,799
    Other operating expenses                            28,353         20,808         82,496        65,898
    Pre-opening expenses                                 1,969            515          4,112           872
    Depreciation                                         8,734          7,138         26,385        22,173
    Amortization                                           530          1,695          2,060         5,112
    Loss (gain) on disposal of property,
       equipment and other assets                           52            139         (1,065)            5
    Gain on sale of business                                --             --             --       (13,461)
    Impairment of long-lived assets                         --             --             --           985
                                                  -------------   ------------  ------------- -------------
       Total operating expenses                        108,542         81,285        318,782       245,738
                                                  -------------   ------------  ------------- -------------
Income from operations                                  11,947          8,442         48,393        38,387
Other income (expenses):
    Interest expense                                    (5,723)        (5,945)       (17,763)      (20,593)
    Interest income                                        560            832          1,775         2,414
    Other income, net                                       22             42             78          (309)
    Equity in net earnings (losses) of
      unconsolidated affiliates                            704           (315)         2,414        (2,158)
                                                  -------------   ------------  ------------- -------------
       Total other expenses, net                        (4,437)        (5,386)       (13,496)      (20,646)
                                                  -------------   ------------  ------------- -------------
Income before minority interest and income taxes         7,510          3,056         34,897        17,741
Minority interest share of earnings of
    consolidated subsidiaries                           (1,255)        (3,112)        (9,220)      (13,552)
                                                  -------------   ------------  ------------- -------------
Income (loss) before income taxes                        6,255            (56)        25,677         4,189
Income tax expense                                      (2,598)          (177)        (2,722)         (305)
                                                  -------------   ------------  ------------- -------------
Net income (loss)                                      $ 3,657         $ (233)      $ 22,955       $ 3,884
                                                  =============   ============  ============= =============


Earnings (loss) per share, basic                        $ 0.20        $ (0.02)        $ 1.27        $ 0.33
                                                  =============   ============  ============= =============

Earnings (loss) per share, diluted                      $ 0.20        $ (0.02)        $ 1.27        $ 0.33
                                                  =============   ============  ============= =============

Weighted average number of shares, basic                18,012         11,844         18,012        11,842
    Dilutive effect of stock options                       107             --            110            99
                                                  -------------   ------------  ------------- -------------
Weighted average number of shares, diluted              18,119         11,844         18,122        11,941
                                                  =============   ============  ============= =============


                See notes to consolidated financial statements.

                               MEDCATH CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (UNAUDITED)

                                                                                               ACCUMULATED
                                                   COMMON STOCK                                  OTHER
                                                 ------------------   PAID-IN    ACCUMULATED  COMPREHENSIVE
                                                  SHARES   PAR VALUE  CAPITAL     DEFICIT         LOSS         TOTAL
                                                 --------- --------  ----------- ------------ -------------  -----------

Balance, September 30, 2001                        18,012    $ 180    $ 356,614   $ (55,137)        $ (693)   $ 300,964
   Public offering expense tax benefit (Note 1)                             800                                     800
   Comprehensive income:
     Net income                                        --       --           --      22,955             --       22,955
     Change in fair value of interest rate swaps,
       net of income tax                               --       --           --          --            175          175
                                                                                                             -----------
     Total comprehensive income                                                                                  23,130
                                                 --------- --------  ----------- -----------  -------------  -----------
Balance, June 30, 2002                             18,012    $ 180    $ 357,414   $ (32,182)        $ (518)   $ 324,894
                                                 ========= ========  =========== ===========  =============  ===========


                See notes to consolidated financial statements.

                               MEDCATH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED JUNE 30,
                                                                         -----------------------------
                                                                            2002               2001
                                                                         -----------         ---------
Net income                                                                $  22,955          $  3,884
Adjustments to reconcile net income to net  cash
provided by operating activities:
    Bad debt expense                                                         17,669            14,799
    Depreciation and amortization                                            28,445            27,285
    Gain on disposal of property, equipment and other assets                 (1,065)                5
    Gain on sale of business                                                     --           (13,461)
    Impairment of long-lived assets                                              --               985
    Interest amortization of loan acquisition costs                             956             1,107
    Equity in net (earnings) losses of unconsolidated affiliates             (2,414)            2,158
    Minority interest share of earnings of consolidated
      subsidiaries                                                            9,220            13,552
    Deferred income taxes                                                     2,480                --
    Change in assets and liabilities that relate to operations:
      Accounts receivable                                                   (18,913)          (18,257)
      Medical supplies                                                       (3,717)           (2,090)
      Due from affiliates                                                         6               (36)
      Prepaid expenses and other current assets                              (2,388)           (3,216)
      Other assets                                                              (59)              582
      Accounts payable and accrued liabilities                                6,554             2,932
                                                                         -----------         ---------
         Net cash provided by operating activities                           59,729            30,229
                                                                         -----------         ---------
Investing activities:
    Purchases of property and equipment                                     (60,868)          (10,515)
    Proceeds from sale of property and equipment                                259             1,359
    Proceeds from sale of hospital                                               --            53,798
    Loans under management agreements                                           (47)             (353)
    Repayments of loans under management agreements                             420             1,423
    Acquisition of management contracts                                      (1,514)               --
    Proceeds from settlement of management contract                           1,825                --
    Investments in and advances to affiliates, net                            4,818            (7,570)
    Cash acquired upon consolidation of equity method investee                  151                --
    Acquisition of increased ownership in heart hospital                    (17,377)               --
    Other investing activities                                                  133               (89)
                                                                         -----------         ---------
         Net cash provided by (used in) investing activities                (72,200)           38,053
                                                                         -----------         ---------
Financing activities:
    Net borrowings of short-term debt                                     $   1,514          $ (2,127)
    Proceeds from issuance of long-term debt                                 38,148            27,120
    Repayments of long-term debt                                            (19,874)          (72,634)
    Repayments of obligations under capital leases                           (1,497)           (2,851)
    Payment of loan acquisition costs                                          (730)             (228)
    Investments by minority partners                                          6,259               919
    Distributions to minority partners                                       (7,951)          (10,662)
    Proceeds from exercised stock options                                        --               150
                                                                         -----------         ---------
         Net cash provided by (used in) financing activities                 15,869           (60,313)
                                                                         -----------         ---------
    Net increase (decrease) in cash and cash equivalents                      3,398             7,969
    Cash and cash equivalents:
         Beginning of period                                                114,357             7,621
                                                                         -----------         ---------
         End of period                                                    $ 117,755          $ 15,590
                                                                         ===========         =========

Supplemental schedule of noncash investing and financing activities:
    Capital expenditures financed by capital leases                           $ 628          $ 10,128
    Notes received for minority interest in development hospitals               837                --


                See notes to consolidated financial statements.

                               MEDCATH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All tables in thousands, except per share)

1. BUSINESS AND ORGANIZATION

     MedCath Corporation (the Company) primarily focuses on the diagnosis and treatment of cardiovascular disease. The Company designs, develops, owns and operates heart hospitals in partnership with physicians, including cardiologists and cardiovascular surgeons. While each of the Company's heart hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of June 30, 2002, the Company owned and operated eight heart hospitals, together with its physician partners, who own an equity interest in the heart hospital where they practice. The Company's existing heart hospitals have a total of 460 licensed beds and are located in Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. In addition to its heart hospitals, the Company provides cardiovascular care services in diagnostic and therapeutic facilities located in seven states and through mobile cardiac catheterization laboratories (the Diagnostics Division). The Company also provides consulting and management services tailored primarily to cardiologists and cardiovascular surgeons (the Cardiology Consulting and Management, or CCM Division).

     The Company completed its initial public offering of common stock (the Offering) in July 2001, by issuing 6,000,000 shares of common stock at a price of $25.00 per share. At the time of the Offering, the Company recognized net proceeds from the Offering of approximately $135.9 million after the underwriters' discount and offering expenses. These offering expenses included approximately $2.1 million, which were determined to be deductible for income tax purposes during fiscal year 2002. As such, the Company recognized a tax benefit of approximately $800,000 related to these deductible expenses during the three months ended June 30, 2002. This tax benefit was recognized to paid-in capital as an increase in the net proceeds of the public offering of common stock, and as an increase in net operating loss deferred income tax assets.

     Concurrent with the Offering, the Company completed a series of transactions to prepare for the Offering and to increase its ownership interest in some of its heart hospitals. First, the Company, MedCath Corporation, was established as the new holding company by issuing 11,879,918 shares of its common stock in exchange for all of the outstanding shares of common stock of the predecessor holding company, MedCath Holdings, Inc. Second, the Company completed a series of transactions in which it issued 131,602 shares of common stock valued at the public offering price and paid approximately $25.4 million cash to acquire additional ownership interests in five of its heart hospitals from its physician and hospital partners in each of those respective heart hospitals. As a result of the increase in its ownership interest in Tucson Heart Hospital from a minority to a majority ownership position, the Company obtained substantive control of the heart hospital and began to consolidate its results of operations and financial position from the date of acquisition. The shares of common stock issued in these transactions were in addition to the shares sold in the Offering. The cash paid in these transactions was financed with a portion of the net proceeds from the Offering.

     On October 1, 2001, the Company acquired an additional ownership interest in the Heart Hospital of New Mexico from its physician and hospital partners. As a result of this transaction (see Note 4), the Company increased its ownership interest from a minority to a majority ownership position and obtained substantive control of the heart hospital. Accordingly, the Company began to consolidate this hospital's results of operations and financial position on October 1, 2001. Before acquiring this additional ownership interest, the Company was required to account for its investment in the Heart Hospital of New Mexico using the equity method of accounting.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The Company's unaudited interim consolidated financial statements as of June 30, 2002 and for the three months and nine months ended June 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months and nine months ended June 30, 2002 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2002 or future fiscal years.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001 included in the Company's Annual Report on Form 10-K.

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

     Pre-opening expenses - Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred.

     Recent Accounting Pronouncements - In August 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. SFAS No. 144 will be effective for the Company's fiscal year 2003 beginning October 1, 2002. The Company expects that the adoption and application of SFAS No. 144 will not have any significant impact on its financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. One of the significant changes of SFAS 145 is to change the accounting for the classification of gains or losses from extinguishment of debt. Upon adoption, the Company will be required to follow APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2003, with early application encouraged. The Company is currently evaluating the impact of this Statement.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and it establishes that fair value is the objective for initial measurement of the liability. This Statement nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under the previous guidance of EITF 94-3, a liability for certain exit costs, as defined in that Issue, was recognized at the date of an entity's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which requires, among other things, the discontinuance of goodwill amortization, an annual impairment test of goodwill, reclassification of certain existing recognized intangibles as goodwill, and reassessment of the useful lives of existing recognized intangibles. The nonamortization and amortization provisions of SFAS No. 142 were effective for business combinations completed after June 30, 2001. The Company's business combinations completed in July 2001, concurrent with the Offering, and its acquisition of an additional ownership interest in Heart Hospital of New Mexico on October 1, 2001 (see Note 4) were subject to these provisions, and accordingly, none of the approximately $27.4 million and $16.5 million, respectively, of goodwill arising from these transactions was amortized during the nine months ended June 30, 2002 and none will be amortized in future periods.

     As permitted, the Company elected to early adopt the remaining provisions of SFAS No. 142 on October 1, 2001, the beginning of its fiscal year 2002. At that time, the Company reassessed the useful lives of its intangible assets and concluded that the existing finite useful lives were reasonable and appropriate. The Company also completed the transitional goodwill impairment test of all its reporting units as required by SFAS No. 142, which did not result in any impairment loss as measured on October 1, 2001. Therefore, the only impact adopting SFAS No. 142 had on the Company's financial position, results of operations and cash flows was the immediate discontinuance of goodwill amortization of the approximately $132.6 million of recorded net goodwill at October 1, 2001. The Company has designated September 30, its fiscal year end, as the date it will perform the annual goodwill impairment test for all of its reporting units as required by SFAS No. 142. Goodwill of a reporting unit will also be tested between annual tests if an event occurs or circumstances change that indicate an impairment may exist.

     The Company's reported net income for the three months and nine months ended June 30, 2001, adjusted for amortization expense recognized in that period related to goodwill that is no longer being amortized, compared to the Company's reported net income for the three months and nine months ended June 30, 2002 is as follows:


                                            THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                            --------------------------    --------------------------
                                                2002          2001           2002          2001
                                            ------------  ------------    ------------  ------------
NET INCOME (LOSS):
  As reported                                  $ 3,657       $  (233)       $ 22,955       $ 3,884
  Add back: Goodwill amortization                   --           709              --         2,253
                                            ------------  ------------    ------------  ------------
  Adjusted                                     $ 3,657       $   476        $ 22,955       $ 6,137
                                            ============  ============    ============  ============


DILUTED EARNINGS (LOSS) PER SHARE:
  As reported                                  $  0.20       $ (0.02)       $   1.27       $  0.33
  Add back: Goodwill amortization                   --       $  0.07              --       $  0.19
                                            ------------  ------------    ------------  ------------
  Adjusted                                     $  0.20       $  0.05        $   1.27       $  0.52
                                            ============  ============    ============  ============


     As of June 30, 2002 and September 30, 2001, the Company's other intangible assets, net, included the following:

                                              JUNE 30, 2002                    SEPTEMBER 30, 2001
                                      --------------------------------   ------------------------------
                                            GROSS                             GROSS
                                          CARRYING       ACCUMULATED        CARRYING      ACCUMULATED
                                           AMOUNT        AMORTIZATION        AMOUNT       AMORTIZATION
                                      ---------------  ---------------   -------------- ---------------

AMORTIZED OTHER INTANGIBLE ASSETS:
    Management contracts                    $ 20,853        $  (8,095)        $ 22,086       $  (8,462)
    Loan acquisition costs                    11,125           (4,805)          10,071          (3,711)
    Other                                        715             (700)             715            (566)
                                      ---------------  ---------------   -------------- ---------------
       Total                                $ 32,693        $ (13,600)        $ 32,872       $ (12,739)
                                      ===============  ===============   ============== ===============


                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Amortization expense recognized for the management contracts and other intangible assets totaled $530,000 and $986,000 million for the three months ended June 30, 2002 and June 30, 2001, respectively, and $2.1 million and $2.9 million for the nine months ended June 30, 2002 and June 30, 2001, respectively. The Company recognizes amortization expense for loan acquisition costs as a component of interest expense. For the three months ended June 30, 2002 and June 30, 2001, amortization expense for loan acquisition costs was $349,000 and $296,000, respectively, and $956,000 and $1.1 million for the nine months ended June 30, 2002 and June 30, 2001, respectively. The estimated aggregate amortization expense, including amortization expense for loan acquisition costs, for each of the five fiscal years succeeding the Company's most recent fiscal year ended September 30, 2001 is as follows:

                                           ESTIMATED EXPENSE
                         -------------------------------------------------
                           AMORTIZATION         INTEREST           TOTAL
                         ---------------  ---------------   --------------
    FISCAL YEAR:
    2002                        $ 2,367          $ 1,367          $ 3,734
    2003                          1,749            1,361            3,110
    2004                          1,749              958            2,707
    2005                            824              609            1,433
    2006                            628              237              865



4. BUSINESS COMBINATIONS AND NEW OPERATIONS

     Acquisition Completed During the Nine Months Ended June 30, 2002 - On October 1, 2001, the Company acquired an additional 45.0% ownership interest in the Heart Hospital of New Mexico from its physician and hospital partners. The Company paid approximately $17.4 million for this additional ownership interest, using a portion of the net proceeds from the Offering. As a result of the increase in the Company's ownership interest from a 24.0% minority ownership position to a 69.0% majority ownership position, the Company obtained substantive control of the heart hospital and began to consolidate its results of operations and financial position as of October 1, 2001. Before acquiring this additional interest, the Company was required to account for its investment in the Heart Hospital of New Mexico using the equity method of accounting.

     Because the carrying amount of the hospital's net assets underlying the additional ownership interest the Company acquired, which primarily consisted of accounts receivable, medical supplies, property and equipment, current liabilities and long-term debt and capital leases, approximated their fair value at the date of acquisition, the application of purchase accounting did not result in any significant adjustment to the carrying amount of those assets. As part of this transaction, the Company assumed all interests, rights or obligations of the ownership interest acquired relating to capital investment and surplus in the heart hospital. In the initial application of purchase accounting, the Company recognized total goodwill arising from the acquisition of the additional interest in the Heart Hospital of New Mexico of approximately $16.9 million. During the three months ended June 30, 2002, the Company adjusted goodwill to $16.5 million in connection with recognizing additional deferred tax assets related to the Heart Hospital of New Mexico.

     New Hospital Development - During 1999, the Company entered into a venture to develop and construct the Harlingen Medical Center, which will focus on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology, and will be located in Harlingen, Texas. The Harlingen Medical Center is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital. The Company began construction on the Harlingen Medical Center in June 2001 and expects to open the hospital during October 2002. As of June 30, 2002, the Harlingen Medical Center was committed under a construction contract of $32.6 million to construct the hospital. The Harlingen Medical Center has paid $24.7 million and accrued an additional $4.8 million under this construction contract as of June 30, 2002. In May 2002, Harlingen Medical Center obtained a new debt commitment of $20.0 million to fund equipment for the new hospital, of which $1.4 million had been borrowed as of June 30, 2002. See Note 5 for additional discussion of the terms of this debt commitment. As of and for

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the nine months ended June 30, 2002, the Company had capitalized $627,000 of interest expense as part of the capitalized construction costs of the hospital.

     In April 2001, the Company announced a venture to develop and construct the Louisiana Heart Hospital, which will be located in St. Tammany Parish just north of New Orleans, Louisiana. The Louisiana Heart Hospital is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiary, owns an approximate 53% interest in the venture, with physician investors owning the remaining 47%, and the Company exercises substantive control over the heart hospital. The Company began constructing the Louisiana Heart Hospital in November 2001 and expects to open the hospital during February 2003. As of June 30, 2002, the Louisiana Heart Hospital was committed under a construction contract of $19.9 million to construct the hospital. The Louisiana Heart Hospital has paid $3.9 million and accrued an additional $5.3 million under this construction contract as of June 30, 2002. As of and for the nine months ended June 30, 2002, the Company had capitalized $56,000 of interest expense as part of the capitalized construction costs of the heart hospital.

     In October 2001, the Company announced a venture to develop and construct the Heart Hospital of San Antonio, which will be located in San Antonio, Texas. The Heart Hospital of San Antonio is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiary, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the heart hospital. The Company began constructing the Heart Hospital of San Antonio in June 2002 and expects to open the hospital during the late summer of 2003. As of June 30, 2002, the Heart Hospital of San Antonio was committed under a construction contract with a budget contract sum of $24.5 million to construct the hospital. The Heart Hospital of San Antonio has paid $404,000 and accrued an additional $989,000 under this construction contract as of June 30, 2002.

     In January 2002, the Company announced a venture to develop and construct The Heart Hospital of Milwaukee, which will be located in the city of Glendale, near Milwaukee, Wisconsin. The Heart Hospital of Milwaukee will be accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, will own a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive control over the heart hospital. In August 2002, the Company entered into a construction contact with a preliminary budget contract sum of $12.8 million and began construction of The Heart Hospital of Milwaukee. The Company expects to open the hospital during the fall of 2003.

     In February 2002, the Company announced a venture to develop and construct the Heart Hospital of Lafayette, which will be located in Lafayette, Louisiana. The Heart Hospital of Lafayette will be accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, will own a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive control over the heart hospital. The Company expects to begin constructing the Heart Hospital of Lafayette in the summer of 2002 and to open the hospital during the fall of 2003.

     Diagnostic and Therapeutic Facilities Development - During June 2001, the Company entered into two new joint ventures with physicians for cardiac diagnostic and therapeutic facilities, one in Greensboro, North Carolina and the other in Wilmington, North Carolina. Both facilities opened during March 2002. The Company owns an approximate 51% interest in and exercises substantive control over each venture.

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

     Termination of Management Contract - During the first nine months of fiscal 2002, the Company recognized a gain on the settlement of a management contract in the CCM division that was terminated effective December 31, 2001. The gain of approximately $1.2 million is included in gain on the sale of property, equipment and other assets in the accompanying consolidated statement of operations.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                       JUNE 30,    SEPTEMBER 30,
                                                         2002          2001
                                                    -------------  -----------
Master credit facility and bank mortgage loans        $ 109,145     $  78,972
Pre-existing bank mortgage loans                         22,593        24,069
Real estate investment trust (REIT) loans                77,151        54,886
Revolving credit facility                                    --            --
Notes payable to various lenders                         69,845        66,763
                                                    -------------  -----------
                                                        278,734       224,690
Less current portion                                    (25,231)      (23,490)
                                                    -------------  -----------
Long-term debt                                        $ 253,503     $ 201,200
                                                    =============  ===========


     Master Credit Facility and Bank Mortgage Loans - In July 2001, the Company became a party to a new $189.6 million master credit facility (the Master Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the real estate indebtedness of three of the Company's existing heart hospitals and provided the Company with $110.0 million of available debt capital to finance its hospital development program. Of the $110.0 million initially available for this purpose, $37.5 million has been designated for use in funding the development of Harlingen Medical Center, and $25.5 million has been designated for use in funding the development of Louisiana Heart Hospital (see
Note 4). As of June 30, 2002, $26.8 million had been borrowed to finance the development of Harlingen Medical Center, and $6.4 million had been borrowed to finance the development of Louisiana Heart Hospital. As of June 30, 2002, $47.0 million of the initial $110.0 million remains available to finance other projects in the Company's hospital development program. Each loan under the Master Credit Facility is separately documented and secured by the assets of the borrowing hospital only.

     The Company guarantees the obligations of its hospital subsidiaries and unconsolidated affiliates for bank mortgage loans made to them under the Master Credit Facility and the Company receives a fee for providing that guarantee from the hospitals or the investors in the hospital companies.

REIT Loans and Notes Payable - The REIT loans and notes payable as of June 30, 2002 includes the Heart Hospital of New Mexico's long-term debt, which the Company began consolidating on October 1, 2001 and Harlingen Medical Center's $20.0 million debt commitment for funding new equipment, which was entered into in May 2002 (see Note 4). The terms of the Heart Hospital of New Mexico's REIT loans and notes payable are similar to the terms of the Company's other such debt instruments that are disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Such terms include the REIT loans being collateralized by a pledge of the hospital's land, building and fixtures and certain other assets. The Company guarantees the REIT loans and a portion of the equipment and other notes payable. Harlingen Medical Center's new debt commitment allows the hospital to draw up to $20.0 million under this commitment until April 30, 2003 to finance equipment for the hospital. During this time, interest will accrue at the prime rate plus 25 basis points. After such date, amounts funded under the loan shall accrue interest at a fixed rate of interest equal to a specific Treasury Note yield, plus a margin. The principal amount outstanding will be repaid over a time period equal to either five or seven years, depending on the type of equipment originally purchased under the facility. This debt commitment is collateralized by the underlying hospital's equipment purchased with loan proceeds, and the Company guarantees the obligation of the hospital.

     Debt Covenants - Covenants related to the Company's long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At June 30, 2002, the Heart Hospital of New Mexico was not in compliance with certain of its financial ratio covenants. The real estate lender granted a waiver for the breach of the covenants at June 30, 2002. The Company was in compliance with all other covenants at June 30, 2002.

     Guarantees of Unconsolidated Affiliates' Debt - The Company has guaranteed approximately 50% of the real estate and equipment debt of the one affiliate heart hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital's results of operations and financial position. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At June 30, 2002,

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate heart hospital's real estate and equipment debt was approximately $44.2 million at June 30, 2002, and accordingly the 50% of this debt guaranteed by the Company was approximately $22.1 million. The total amount of this affiliate heart hospital's debt is secured by the hospital's underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate heart hospital's results of operations and financial position, neither the assets nor the accompanying liabilities are included in the value of the assets and liabilities on the Company's balance sheet.

6. INCOME TAXES

     At September 30, 2001, the Company had net deferred tax assets that were fully offset by a valuation allowance as follows:

     Total deferred tax liabilities                      $ (23,424)
     Total deferred tax assets                              29,836
     Valuation allowance on net deferred tax asset          (6,412)
                                                       -------------
        Net deferred tax balance, September 30, 2001     $     --
                                                       =============

     During the nine months ended June 30, 2002, the Company reassessed the valuation allowance and determined that such allowance was no longer required as the deferred tax liabilities, combined with current and projected net earnings, provided sufficient positive evidence to support the recognition of the gross deferred tax assets. As such, the Company reversed the valuation allowance on net deferred tax assets.

     As a result of the Company generating income before income taxes of $25.7 million during the nine months ended June 30, 2002 and the reversal of the valuation allowance, as discussed above, the Company recognized $2.5 million of deferred income tax expense in addition to $118,000 of current income tax expense during the three months ended June 30, 2002.

     At June 30, 2002, the Company had net deferred tax liabilities as follows:

     Total deferred tax liabilities                   $ (23,046)
     Total deferred tax assets                           22,163
                                                   -------------
        Net deferred tax balance, June 30, 2002       $    (883)
                                                   =============

7. PER SHARE DATA

     The calculation of diluted net income per share considers the potentially dilutive effect of options to purchase 2,402,262 and 2,332,165 shares of common stock outstanding at June 30, 2002 and 2001, respectively, at prices ranging from $4.75 to $25.00.

8. LIABILITY INSURANCE COVERAGE

     On June 1, 2002, the Company's three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis expired, and the Company became partially self-insured under a one-year policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. At the same time, to provide coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy, the Company purchased tail insurance coverage, the full cost of which was recognized as an operating expense in the third quarter of fiscal 2002, as required by generally accepted accounting principles. Because the Company has retained up to $2.0 million of liability per claim under the new policy, the Company is required to recognize up to the first $2.0 million of estimated expense/liability for each malpractice claim incurred under the new policy period beginning June 1, 2002. Based on the Company's historical experience with claims, the actuarially determined estimate of the costs of the self-insured retention for the current one-year policy period is approximately $2.9 million for the Company's consolidated operating entities. Accordingly, the Company has recognized in its financial

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


statements an estimated liability for its self-insured retention on medical malpractice claims as of June 30, 2002.

9. LITIGATION AND SETTLEMENT OF CONTRACT DISPUTES

     Litigation - The Company is involved in other various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted against by various claimants, and additional claims that may be asserted for known incidents through June 30, 2002. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising form services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.

     Management believes, based on advice of counsel and the Company's experience with past lawsuits and claims that, taking into account the applicable liability insurance coverage, the results of those lawsuits and potential lawsuits will not have a materially adverse effect on the Company's financial position or future results of operations and cash flows.

     Settlement of Contract Disputes - In June 2002, the Company received a favorable settlement of a lawsuit against a managed care company in which the Company was seeking payment for services rendered by its Bakersfield Heart Hospital. Under the terms of the settlement, Bakersfield Heart Hospital received approximately $7.1 million relating to payment for services and reimbursement of certain expenses, primarily legal expenses, owed during the period of dispute. The Company's results of operations for the three months ended June 30, 2002 included $2.2 million of net revenue and $2.4 million of income before income taxes, and for the nine months ended June 30, 2002 included $2.2 million of net revenue and $2.1 of million income before income taxes attributable to the favorable settlement of this lawsuit.

     In March 2002, one of the Company's managed diagnostic centers, Sun City Cardiac Center, received a favorable settlement of a billing dispute involving Sun Health Corporation, which owns and operates the hospital where the center is located. Under the terms of the settlement, Sun City Cardiac Center was awarded total proceeds of $11.2 million relating to service fees, attorney fees and interest costs owed during the period of the contractual dispute. The Company owns a 65% interest in Sun City Cardiac Associates, which manages the Sun City Cardiac Center and receives a management fee for such services. The Company's results of operations for the nine months ended June 30, 2002 included $9.7 million of net revenue, $1.2 million of operating expenses and $3.0 million of minority interest, thereby resulting in $5.5 million of income before income taxes attributable to this settlement.

     In April 2001, the Company received an arbitration award related to a billing dispute with its joint venture hospital partner in one of its diagnostic and therapeutic centers. As a result of the award, the Company recognized an additional $3.2 million of net revenue and $300,000 of expenses in its results of operations for the three and nine months ended June 30, 2001. Of the net $2.9 million recognized in operations, $1.5 million was allocated to minority interests during the period, thereby resulting in $1.4 million of income before income taxes attributable to this award.

10. REPORTABLE SEGMENT INFORMATION

     The Company's aggregated reportable segments consist of the Hospital Division and the Diagnostics Division. The CCM Division, which was previously disclosed as a reportable segment, has been combined with Corporate and other, as the CCM Division does not meet the materiality thresholds for separate disclosure as specified in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the fiscal year ended September 30, 2001, the CCM Division comprised only 6.0%, 0.3% and 1.3% of the Company's consolidated net revenue, income from operations and aggregate identifiable assets, respectively.

                               MEDCATH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Financial information concerning the Company's operations by each of the reportable segments as of and for the periods indicated is as follows:

                                                 THREE MONTHS ENDED JUNE 30,        NINE MONTHS ENDED JUNE 30,
                                              ----------------------------------  -------------------------------
                                                   2002              2001              2002            2001
                                              ---------------- -----------------  --------------- ---------------
Net revenue:
Hospital Division                                   $ 103,521         $  69,801        $ 305,811       $ 231,269
Diagnostics Division                                   11,872            13,869           45,175          35,364
Corporate and other                                     5,096             6,057           16,189          17,492
                                              ---------------- -----------------  --------------- ---------------
Consolidated total net revenue                      $ 120,489         $  89,727        $ 367,175       $ 284,125
                                              ================ =================  =============== ===============

Income (loss) from operations:
Hospital Division                                   $  11,104         $   4,891        $  36,190       $  35,654
Diagnostics Division                                    3,299             4,836           17,809           7,397
Corporate and other                                    (2,456)           (1,285)          (5,606)         (4,664)
                                              ---------------- -----------------  --------------- ---------------
Consolidated total income from operations           $  11,947         $   8,442        $  48,393       $  38,387
                                              ================ =================  =============== ===============

Interest expense                                       (5,723)           (5,945)         (17,763)        (20,593)
Interest income                                           560               832            1,775           2,414
Other income (expense), net                                22                42               78            (309)
Equity in net earnings (loss) of
  unconsolidated affiliates                               704              (315)           2,414          (2,158)
Minority interest in earnings of
  consolidated subsidiaries                            (1,255)           (3,112)          (9,220)        (13,552)
                                              ---------------- -----------------  --------------- ---------------
Consolidated income (loss) before income taxes      $   6,255         $     (56)       $  25,677       $   4,189
                                              ================ =================  =============== ===============


                                                  JUNE 30,       SEPTEMBER 30,
                                                   2002              2001
                                              ---------------- -----------------
Aggregate identifiable assets:
Hospital Division                                   $ 539,654         $ 437,010
Diagnostics Division                                   58,183            57,533
Corporate and other                                   112,847           112,076
                                              ---------------- -----------------
Consolidated totals                                 $ 710,684         $ 606,619
                                              ================ =================



     Substantially all of the Company's net revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include general overhead and administrative expenses, cash and cash equivalents, other assets and operations of the business not subject to separate segment reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and related financial data should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report and the consolidated audited financial statements and notes thereto for the fiscal year ended September 30, 2001 included in the Company's Annual Report on Form 10-K.

OVERVIEW

     We focus primarily on the diagnosis and treatment of cardiovascular disease. We design, develop, own and operate heart hospitals in partnership with physicians, including cardiologists and cardiovascular surgeons. While each of our heart hospitals is a freestanding, licensed general acute care hospital, we focus on serving the unique needs of patients suffering from cardiovascular disease. Since January 1994, we have developed nine heart hospitals in seven states, including Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. As of July 31, 2002, we had eight heart hospitals in operation with a total of 460 licensed beds and had sold one hospital in McAllen, Texas. We have begun developing our ninth hospital, which will be located in Harlingen, Texas, our tenth hospital, which will be located in St. Tammany Parish just north of New Orleans, Louisiana, our eleventh hospital, which will be located in San Antonio, Texas, and our twelfth heart hospital, which will be located in the city of Glendale, near Milwaukee, Wisconsin. In February 2002, we also announced plans to develop our thirteenth heart hospital, which will be located in Lafayette, Louisiana. These new hospitals are expected to open during October 2002 (Harlingen), February 2003 (St. Tammany Parish), the late summer of 2003 (San Antonio), and the fall of 2003 (Glendale and Lafayette), and are expected to have a combined total of 282 licensed beds.

     In addition to our heart hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities located in seven states and through mobile cardiac catheterization laboratories. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, selected operating data.

                                   THREE MONTHS ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,
                                   ---------------------------  --------------------------
                                      2002            2001          2002          2001
                                   ------------   ------------  -----------    -----------
                                      (expressed as a percentage of net revenue)
Net revenue                             100.0%        100.0%        100.0%        100.0%
Operating expenses:
   Personnel expense                     29.2%         28.2%         28.3%         28.0%
   Medical supplies expense              23.8%         23.8%         22.6%         24.6%
   Bad debt expense                       4.2%          4.8%          4.8%          5.2%
   Other operating expenses              23.5%         23.2%         22.5%         23.2%
   Pre-opening expenses                   1.6%          0.6%          1.1%          0.3%
   Depreciation & amortization            7.7%          9.8%          7.7%          9.6%
   Loss (gain) on disposal of
     property, equipment and
     other assets                         0.0%          0.2%        (0.3)%          0.0%
   Gain on sale of hospital                --            --            --         (4.7)%
   Impairment of long-lived assets         --            --            --           0.3%
Income from operations                    9.9%          9.4%         13.2%         13.5%
Other income (expenses):
   Interest expense                     (4.7)%        (6.6)%        (4.8)%        (7.2)%
   Interest income                        0.5%          0.9%          0.5%          0.8%
   Other income (expense), net            0.0%          0.0%          0.0%        (0.1)%
   Equity in net earnings (losses)
     of unconsolidated affiliates         0.6%        (0.4)%          0.7%        (0.8)%
Income before minority interest
  and income taxes                        6.2%          3.4%          9.5%          6.2%
Minority interest                       (1.0)%        (3.5)%        (2.5)%        (4.8)%
Income (loss) before income taxes         5.2%        (0.1)%          7.0%          1.5%
Income tax expense                      (2.2)%        (0.2)%        (0.7)%        (0.1)%
Net income (loss)                         3.0%        (0.3)%          6.3%          1.4%


                                             THREE MONTHS ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,
                                             ---------------------------  --------------------------
                                                2002            2001          2002          2001
                                             ------------   ------------  ----------     -----------
SELECTED OPERATING DATA (CONSOLIDATED):                       (DOLLARS IN THOUSANDS)
Number of hospitals                                    7            5             7              5
Admissions                                         7,201        5,348        22,132         17,653
Adjusted admissions (1)                            8,920        6,513        26,663         21,424
Patient days                                      25,862       20,838        83,278         72,676
Average length of stay (days)                       3.59         3.90          3.76           4.12
Occupancy                                          69.3%        77.6%         74.4%          75.0%
Inpatient catheterization procedures               4,075        2,710        12,128          8,909
Inpatient surgical procedures                      1,851        1,571         5,590          5,214
Hospital Division net revenue                   $103,521      $69,801      $305,811       $231,269


SELECTED OPERATING DATA (SAME FACILITY) (2):
Number of hospitals                                    6            6             6              6
Admissions                                         6,174        6,483        19,138         19,872
Adjusted admissions (1)                            7,774        7,796        23,336         23,769
Patient days                                      21,694       24,095        70,623         77,036
Average length of stay (days)                       3.51         3.72          3.69           3.88
Occupancy                                          67.2%        74.6%         72.9%          79.5%
Inpatient catheterization procedures               3,436        3,125        10,117          9,473
Inpatient surgical procedures                      1,606        1,734         4,886          5,372
Hospital Division net revenue                    $91,251      $81,769      $267,003       $246,764



    1 We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.
    2 Selected operating data (same facility) includes Tucson Heart Hospital and excludes Heart Hospital of New Mexico and McAllen Heart Hospital (which was sold March 1, 2001) for the three months and nine months ended June 30, 2002 and 2001.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Net revenue increased $30.8 million, or 34.3%, to $120.5 million for the three months ended June 30, 2002, the third quarter of our fiscal year 2002, from $89.7 million for the three months ended June 30, 2001, the third quarter of our fiscal year 2001. Of the $30.8 million increase in net revenue, our hospital division generated a $33.7 million increase, which was partially offset by a $2.0 million decrease by our diagnostic services division and a $1.1 million decrease in our cardiology consulting and management division.

     The $33.7 million increase in our hospital division's net revenue includes the effect of three events. In July 2001, we began consolidating the financial results of our Tucson Heart Hospital, and on October 1, 2001, we began consolidating the financial results of our Heart Hospital of New Mexico, which when combined resulted in a $24.2 million increase in net revenue for the third quarter of fiscal 2002. In June 2002, one of our heart hospitals reached a favorable settlement of a billing dispute with a managed care provider, which resulted in that hospital recognizing an additional $2.2 million of net revenue for the third quarter of fiscal 2002. The remaining $7.3 million increase in our hospital division's net revenue was primarily attributable to an increase in the number of procedures performed and rate increases in our heart hospitals during the third quarter of fiscal 2002 compared to fiscal 2001.

     The $2.0 million decrease in our diagnostic services division was primarily the result of our recognizing $3.2 million of net revenue in the third quarter of the fiscal year 2001 representing amounts we received in an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers. Excluding the effect of this arbitration award, our diagnostic services division generated a $1.2 million increase in net revenue for the third quarter of fiscal 2002 compared to fiscal 2001. This $1.2 million increase was primarily due to rate increases resulting from a new services agreement executed during the second quarter of fiscal 2002 in connection with the Sun City Cardiac Center settlement (see discussion under nine-month period) and to the opening of three new diagnostic and therapeutic centers during our second quarter of fiscal 2002.

     The $1.1 million decrease in our cardiology consulting and management division's net revenue was due to the scheduled settlement and expiration of one management contract during the third quarter of fiscal 2001 and another management contract during the first quarter of fiscal 2002, offset in part by an increase in management fees and consulting fees paid to us by physicians remaining under management in that division.

     On a same facility basis in our hospital division, which includes Tucson Heart Hospital and excludes Heart Hospital of New Mexico, net revenue increased $8.5 million, or 10.4%, to $90.3 million for the third quarter of fiscal 2002 from $81.8 million for the third quarter of fiscal 2001. Admissions decreased 4.8% and adjusted admissions decreased 0.3%. These operating measures reflect the impact of certain initiatives at two of our heart hospitals. The first was our decision to convert the emergency department to a chest pain clinic at one of our heart hospitals, which as anticipated, resulted in decreasing overall admissions, but increasing the percentage of cardiovascular admissions. The second was our decision to terminate several managed care relationships, primarily associated with our Tucson Heart Hospital, that we determined no longer met our long-term strategic objectives. As a result of these initiatives, cardiovascular admissions increased to 71% of admissions at these two heart hospitals during the third quarter of fiscal 2002 compared to 61% of admissions during the third quarter of fiscal 2001. Excluding these two heart hospitals from these same facility operating measures, admissions increased 5.5%, adjusted admissions increased 7.6%, and net revenue increased 9.4%.

     Also on a same facility basis, inpatient catheterization procedures increased 10.0% while surgical procedures decreased 7.4% for the third quarter of fiscal 2002 compared to third quarter fiscal 2001. Average length of stay in our same facility hospitals decreased 5.6% to 3.51 days for the third quarter of fiscal 2002 compared to 3.72 days for the third quarter of fiscal 2001.

     Personnel expense increased $9.8 million, or 38.7%, to $35.2 million for the third quarter of fiscal 2002 from $25.3 million for the third quarter of fiscal 2001. Most of the increase in personnel expense occurred in our hospital division, and included $8.3 million attributable to the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico. The remaining increase of $1.5 million was due to a higher number of procedures performed at our heart hospitals and higher wage rates and benefit costs during the third quarter of fiscal 2002 compared to fiscal 2001. Personnel expense in our diagnostic services and our cardiology consulting and management divisions were approximately the same in both fiscal quarters. As a percentage of net revenue, personnel expense increased to 29.2% for the third quarter of fiscal 2002 compared to 28.2% for the third quarter of fiscal 2001. Contributing to this increase were increases in personnel expense as a percentage of net revenue in our diagnostic services and cardiology consulting and management divisions, offset in part by a decrease in personnel expense as percentage of net revenue in our hospital division. Excluding the $2.2 million of net revenue resulting from the settlement of the billing dispute with a managed care provider in one of our heart hospitals, personnel expense represented 29.7% of net revenue for the third quarter of fiscal 2002. Similarly, excluding the $3.2 million of net revenue resulting from the arbitration award in our diagnostic services division, personnel expense represented 29.3% of net revenue for the third quarter of fiscal 2001.

     Medical supplies expense increased $7.3 million, or 34.1%, to $28.7 million for the third quarter of fiscal 2002 from $21.4 million for the third quarter of fiscal 2001. Most of the increase occurred in our hospital division, and included $6.3 million resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico. The remaining $1.0 million increase was due to the increase in number of procedures performed and changes in our procedural mix involving utilization of more expensive supplies at our heart hospitals during the third quarter of fiscal 2002 compared to fiscal 2001, offset in part by the improved pricing we realized from volume purchasing opportunities and vendor consolidation initiatives in our hospital division. As a percentage of net revenue, medical supplies remained flat at 23.8% for the third quarter of fiscal 2002 and fiscal 2001. Excluding the $2.2 million of net revenue resulting from the settlement of the billing dispute with a managed care provider in one of our heart hospitals, medical supplies expense represented 24.2% of net revenue for the third quarter of fiscal 2002. Similarly, excluding the $3.2 million of net revenue resulting from the arbitration award in our diagnostic services division, medical supplies expense represented 24.7% of net revenue for the third quarter of fiscal 2001.

     Bad debt expense increased $824,000, or 18.6%, to $5.1 million for the third quarter of fiscal 2002 from $4.3 million for the third quarter of fiscal 2001. This increase was primarily attributable to a $1.7 million increase resulting from the consolidations of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset by an $898,000 decrease among our other same facility heart hospitals. As of June 30, 2002, the end of our third quarter of fiscal 2002, our hospital division's days of net revenue in accounts receivable were 57 days compared to 67 days as of June 30, 2001. We attribute this decline in days and the decrease in our same facility heart hospitals bad debt expense to improved receivables collection procedures and other processes we have implemented in our business offices and the decline in aged receivables resulting from the settlement of a billing dispute with a managed care provider in one of our heart hospitals. As a percentage of net revenue, bad debt expense decreased to 4.2% for the third quarter of fiscal 2002 from 4.8% for the third quarter of fiscal 2001. Excluding the $2.2 million of net revenue resulting from the settlement of the billing dispute with a managed care provider in one of our heart hospitals, bad debt expense represented 4.3% of net revenue for the third quarter of fiscal 2002. Similarly, excluding the $3.2 million of net revenue resulting from the arbitration award in our diagnostic services division, bad debt expense represented 4.9% of net revenue for the third quarter of fiscal 2001.

     Other operating expenses increased $7.5 million, or 36.1%, to $28.4 million for the third quarter of fiscal 2002 from $20.8 million for the third quarter of fiscal 2001. Other operating expenses include primarily maintenance, rent, property taxes, insurance, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $7.5 million increase in other operating expenses, $6.5 million occurred within our hospital division, of which $5.2 million was due to the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico. The remaining $1.3 million in our hospital division's other operating expenses was primarily due to an increase in that division's medical malpractice insurance costs resulting from a change in our insurance program during the third quarter of fiscal 2002.

     On June 1, 2002, our three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis expired, and we became partially self-insured under a one-year policy providing coverage for claim amounts in excess of our $2.0 million of retained liability per claim. At the same time, to provide coverage for claims incurred prior to June 1, 2002, but not reported as of that date under our expired claims-made policy, we purchased tail insurance coverage, the full cost of which we were required by accounting principles generally accepted in the United States to recognize as an expense in the third quarter of fiscal 2002. As a result of increasing premiums for malpractice insurance in recent months, the increase in premiums we paid for the new policy compared to the premiums we paid for the old policy was significant. Because we have retained up to $2.0 million of liability per claim under the new policy, we are required to recognize up to the first $2.0 million of estimated expense/liability for each malpractice claim incurred under the new policy period beginning June 1, 2002. Based on our historical experience with claims, our actuarially determined estimate of the costs of the self-insured retention for the current one-year policy period is approximately $2.9 million for our consolidated operating entities. We expect both the increase in premium costs and the self-insured retention will increase our other operating expenses during the next twelve months. As we open new heart hospitals and diagnostic and therapeutic centers, we also expect to incur additional premium costs and self-insured retention costs to reflect the additional risk.

     The diagnostic services division's other operating expenses increased $362,000 due to the combined effect of the increased costs of medical malpractice coverage, as discussed above, in that division and the net revenue growth in its operations, offset in part by cost reductions from exiting certain low margin services in the division. The remaining $642,000 increase in other operating expenses was due to an increase in our corporate division to support the growth in our operating divisions for the third quarter of fiscal 2002 compared to fiscal 2001, offset in part by a decrease in our cardiology consulting and management division consistent with its decline in operations due to the scheduled settlement and expiration of management contracts in that division. As a percentage of net revenue, other operating expenses remained relatively flat at 23.5% for the third quarter of fiscal 2002 compared to 23.2% for the third quarter of fiscal 2001. Excluding the $2.2 million of net revenue resulting from the settlement of the billing dispute with a managed care provider in one of our heart hospitals during the third quarter of fiscal 2002 and the $3.2 million of net revenue resulting from the arbitration award in our diagnostic services division during the third quarter of fiscal 2000, other operating expenses were flat at 24.0% for both fiscal quarters.

     Pre-opening expenses increased $1.5 million, or 300.0%, to $2.0 million for the third quarter of fiscal 2002 from $515,000 for the third quarter of fiscal 2001. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of June 30, 2002, we had five hospitals under development, including Harlingen Medical Center, Louisiana Heart Hospital, Heart Hospital of San Antonio, The Heart Hospital of Milwaukee and Heart Hospital of Lafayette. These new hospitals are expected to open during October 2002 (Harlingen), February 2003 (Louisiana), late-summer of 2003 (San Antonio) and the fall of 2003 (Milwaukee and Lafayette). We expect pre-opening expenses for each of these five hospitals to range between approximately $3.5 million and $6.0 million per hospital. Historically, approximately 45% of our pre-opening expenses for a new hospital have been for personnel and 8% for marketing and advertising. The remaining costs have been distributed among several categories including staff recruitment and relocation, office and equipment rentals, travel and other operating expenses such as legal expenses and utilities. While we incur pre-opening expenses throughout the development process, we expect to incur the majority of these expenses during the six to eight month period immediately prior to the opening of the hospital.

     Depreciation increased $1.6 million, or 22.5%, to $8.7 million for the third quarter of fiscal 2002 from $7.1 million for the third quarter of fiscal 2001. This $1.6 million increase was primarily due to the increase resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico.

     Amortization decreased $1.2 million, or 70.6%, to $530,000 for the third quarter of fiscal 2002 from $1.7 million for the third quarter of fiscal 2001. This decrease was primarily due to our adoption of Statement of Financial Accounting Standards No. 142 on October 1, 2001. Under the new accounting rules, we were required to discontinue goodwill amortization at the beginning of our fiscal year 2002 and subject our goodwill to an annual impairment test, which we performed on a transitional basis as of October 1, 2001, and which did not result in any impairment loss. For the full fiscal year 2001, we recognized goodwill amortization of approximately $3.0 million, none of which will be recognized during fiscal 2002.

     Interest expense decreased $222,000, or 3.4%, to $5.7 million for the third quarter of fiscal 2002 from $5.9 million for the third quarter of fiscal 2001. This decrease in interest expense occurred despite a $1.6 million increase in interest expense resulting from the consolidations of the financial results of Tucson Heart Hospital and Heart Hospital of New Mexico. Excluding the effect of consolidating these two heart hospitals, the decrease in interest expense was due to a general reduction in our variable rate interest costs and a reduction in our average total outstanding indebtedness during the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The debt reduction was primarily due to several significant transactions during fiscal 2001. We used a portion of the proceeds from the sale of McAllen Heart Hospital in March 2001 and from our initial public offering in July 2001 to repay all amounts outstanding under our revolving credit facility. Also in July 2001, three of our heart hospitals reduced their interest expense by refinancing approximately $79.6 million of their mortgage debt. Interest income decreased to $560,000 for the third quarter of fiscal 2002 from $832,000 for the third quarter of fiscal 2001.

     Equity in net earnings of unconsolidated affiliates increased $1.0 million, or 333.3%, to $704,000 for the third quarter of fiscal 2002 from a loss of $315,000 for the third quarter of fiscal 2001. In July 2001, we began consolidating the financial results of Tucson Heart Hospital, and in October 2001, we began consolidating the financial results of Heart Hospital of New Mexico after completing acquisitions that increased our ownership interests in each of these heart hospitals to a majority position. We had previously been required to account for our minority investment in each of these heart hospitals using the equity method of accounting. We now have only one heart hospital in which we hold less than a 50.0% equity interest that we are required to account for as an equity investment during fiscal 2002. This heart hospital commenced operations in March 2001. We continue to hold a small number of additional equity investments in our diagnostic services division.

     Earnings allocated to minority interests decreased $1.8 million, or 58.1%, to $1.3 million for the third quarter of fiscal 2002 from $3.1 million for the third quarter of fiscal 2001. This $1.8 million decrease includes the effect of $1.5 million of earnings allocated to minority interest recognized in the third quarter of fiscal 2001 resulting from the amounts we received in an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, as previously discussed.

The remaining $300,000 decreases in earnings allocated to minority interests was due to the consolidations of the financial results of Tucson Heart Hospital and Heart Hospital of New Mexico and an increase in pre-opening expenses at our hospitals under development, offset in part by improved operating results in our other consolidated heart hospitals and improved operating results in certain of our diagnostic and therapeutic joint ventures in our diagnostic services division.

     Income tax expense increased to $2.6 million for the third quarter of fiscal 2002 from $177,000 for third quarter of fiscal 2001. During fiscal 2001, we had net deferred tax assets, primarily resulting from net operating loss carryforwards, that were fully offset by a valuation allowance. During the nine months ended June 30, 2002, we determined the valuation allowance was no longer required and reversed the allowance in accordance with accounting principles generally accepted in the United States. As a result of our generating income before income taxes of $25.7 million during the nine months ended June 30, 2002 and the reversal of the valuation allowance, we recognized $2.5 million of deferred income tax expense along with $118,000 of current income tax expense during the third quarter of fiscal 2002. Because we continue to have net operating loss carryforwards available from prior periods, we have no material current income tax liability.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

     Net revenue increased $83.1 million, or 29.3%, to $367.2 million for the nine months ended June 30, 2002, the first nine months of our fiscal year 2002, from $284.1 million for the nine months ended June 30, 2001, the first nine months of our fiscal year 2001. Of the $83.1 million increase in net revenue, $74.5 million was generated by our hospital division and $9.8 million by our diagnostic services division, offset in part by an approximately $1.2 million decrease in our cardiology consulting and management division. The $74.6 million increase in our hospital division's net revenue included a $77.1 million increase resulting from the consolidations of the financial results of Tucson Heart Hospital and Heart Hospital of New Mexico, offset in part by a $20.2 million decrease resulting from sale of McAllen Heart Hospital. Of the remaining $17.7 million increase in the hospital division's net revenue, $2.2 was due to amounts we received in a favorable settlement of a billing dispute with a managed care provider in one of our heart hospitals during our third quarter of fiscal 2002. The remaining $15.5 million was primarily attributable to an increase in the number of procedures performed and rate increases in our heart hospitals during the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001.

     The $9.8 million increase in our diagnostic services division includes the effect of two events. In the third quarter of fiscal 2001, we received an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, which increased net revenues for the first nine months of fiscal 2001 by $3.2 million. In the second quarter of fiscal 2002 we reached a favorable settlement of a billing dispute between one of our managed diagnostic centers, Sun City Cardiac Center, and Sun Health Corporation, which owns and operates the hospital where this center is located. Under the terms of the settlement, Sun City Cardiac Center was awarded total proceeds of $11.2 million relating to service fees, attorney fees and interest costs owed during the period of the contractual dispute. We own a 65% interest in Sun City Cardiac Associates, which manages Sun City Cardiac Center and receives management fees for performing such services. Excluding the effect of these two events, our diagnostic services division generated a $3.3 million increase in net revenue for the first nine months of fiscal 2002 compared to fiscal 2001. This $3.3 million increase was primarily due to rate increases over the prior year period, including those resulting from a new services agreement executed during the second quarter of fiscal 2002 in connection with the Sun City Cardiac Center settlement, an increase in the number of diagnostic procedures over the prior year period in several of our diagnostic and therapeutic centers, and to the opening of three new diagnostic and therapeutic centers during our second quarter of fiscal 2002. The $1.2 million decrease in our cardiology consulting and management division was due to the scheduled settlement and expiration of one management contract during the third quarter of fiscal 2001 and another management contact during the first quarter of fiscal 2001, offset in part by an increase in management fees and consulting fees we received from physicians remaining under management in that division.

     On a same facility basis in our hospital division, which includes Tucson Heart Hospital and excludes Heart Hospital of New Mexico and McAllen Heart Hospital, net revenue increased $19.2 million, or 7.8%, to $266.0 million for the first nine months of fiscal 2002 from $246.8 million for the first nine months of fiscal 2001. Admissions decreased 3.7% and adjusted admissions declined 1.8%. These operating measures reflect the impact of certain initiatives at two of our heart hospitals. The first was our decision to convert the emergency room to a chest pain clinic at one of our heart hospitals, which as anticipated, resulted in decreasing overall admissions but increasing the percentage of cardiovascular admissions. The second was our decision to terminate several managed care relationships, primarily associated with our Tucson Heart Hospital, that we determined no longer met our long-term strategic objectives. Excluding these two heart hospitals from these same facility operating measures, admissions and adjusted admissions increased 3.5% and 3.3%, respectively, and net revenue increased 5.6%.

     Also on a same facility basis, inpatient catheterization procedures increased 6.8% while surgical procedures decreased 9.0% for the first nine months of fiscal 2002 compared to fiscal 2001. Average length of stay in our same facility hospitals decreased 4.9% to 3.69 days for the first nine months of fiscal 2002 compared to 3.88 days for the first nine months of fiscal 2001.

     Personnel expense increased $24.5 million, or 30.8%, to $104.0 million for the first nine months of fiscal 2002 from $79.5 million for the first nine months of fiscal 2001. Of the $24.5 million increase in personnel expense, $24.1 million was incurred by our hospital division and included $17.9 million which was attributable to the net increase resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of our McAllen Heart Hospital. The remaining increase of $6.2 million was due to higher wage rates and benefit costs at our other heart hospitals, and an increased use of contract nurses in certain of our heart hospitals during the first nine months of fiscal 2002 compared to fiscal 2001. The remaining $400,000 increase in our consolidated personnel expense was due to a $560,000 increase in our cardiology consulting and management division, offset in part by a $193,000 decrease in our diagnostic services division. As a percentage of net revenue, personnel expense increased slightly to 28.3% for the first nine months of fiscal 2002 compared to 28.0% for the first nine months of fiscal 2001. Excluding the $2.2 million of net revenue resulting from the settlement of the billing dispute with a managed care provider in one of our heart hospitals and the $9.7 million of net revenue resulting from the Sun City Cardiac Center settlement in our diagnostic services division, personnel expense represented 29.3% of net revenue for the first nine months of fiscal 2002. Similarly, excluding the $3.2 million of net revenue resulting from the arbitration award in our diagnostic services division, personnel expense represented 28.3% of net revenue for the first nine months of fiscal 2001.

     Medical supplies expense increased $13.3 million, or 19.1%, to $83.1 million for the first nine months of fiscal 2002 from $69.8 million for the first nine months of fiscal 2001. This $13.3 million increase was primarily incurred by our hospital division, and included a net increase of $12.9 million resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining increase of $400,000 was due to the increased number of procedures performed and changes in our procedural mix involving utilization of more expensive supplies at our other heart hospitals during the first nine months of fiscal 2002 compared to fiscal 2001, offset in part by the improved pricing realized from volume purchasing opportunities and vendor consolidation initiatives in our hospital division. As a percentage of net revenue, medical supplies expense decreased to 22.6% for the first nine months of fiscal 2002 from 24.6% for the first nine months of fiscal 2001. Excluding the $2.2 million of net revenue resulting from the settlement of the billing dispute with a managed care provider in our heart hospitals and the $9.7 million of net revenue resulting from the Sun City Cardiac Center settlement in our diagnostic services division, medical supplies expense represented 23.4% of net revenue for the first nine months of fiscal 2002. Similarly, excluding the $3.2 million of net revenue resulting from the arbitration award in our diagnostic services division, medical supplies expense represented 24.8% of net revenue for the first nine months of fiscal 2001.

     Bad debt expense increased $2.9 million, or 19.6%, to $17.7 million for the first nine months of fiscal 2002 from $14.8 million for the first nine months of fiscal 2001. This $2.9 million increase in bad debt expense was due to a $3.5 million net increase resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining $600,000 decrease was due to lower bad debt expense at our other heart hospitals, which was due to improved receivables collection procedures and other processes implemented in our business offices. As a percentage of net revenue, bad debt expense decreased to 4.8% for the first nine months of fiscal 2002 from 5.2% for the first nine months of fiscal 2001. Excluding the $2.2 million of net revenue resulting from the settlement of the billing dispute with a managed care provider in our heart hospitals and the $9.7 million of net revenue resulting from the Sun City Cardiac Center settlement in our diagnostic services division, bad debt expense represented 5.0% of net revenue for the first nine months of fiscal 2002. Similarly, excluding the $3.2 million of net revenue resulting from the arbitration award in our diagnostic services division, medical supplies expense represented 5.3% of net revenue for the first nine months of fiscal 2001.

     Other operating expenses increased $16.6 million, or 25.2%, to $82.5 million for the first nine months of fiscal 2002 from $65.9 million for the first nine months of fiscal 2001. Other operating expenses include primarily maintenance, rent, property taxes, insurance, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $16.6 million increase in other operating expenses, $13.4 million occurred within our hospital division. Of the $13.4 million increase in the hospital division, $10.9 million was due to the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. Of the remaining $2.5 million increase in our hospital division's other operating expenses, $1.5 million was due to an increase in the division's medical malpractice insurance costs resulting from the change in our insurance program during the third quarter of fiscal 2001 (see discussion under three month period). The remaining increase was primarily due to an increase in maintenance expense in our oldest heart hospital, an increase in property taxes in certain of our markets and an increase in unreimbursed costs, primarily legal expense, incurred in connection with the settlement of the billing dispute with the managed care provider in one of our heart hospitals.

     Other operating expenses in our diagnostic services division increased $602,000 during the first nine months of fiscal 2002 compared to fiscal 2001. This $602,000 increase was due to the combined effect of approximately $1.0 million of costs, primarily legal fees, related to the Sun City Cardiac Center settlement and the increased costs of medical malpractice coverage during the first nine months of fiscal 2002, offset in part by a decrease in legal fees related to the billing dispute which was settled in the third quarter of our fiscal 2001 and cost reductions from exiting certain low margin services in that division. The remaining $2.6 million increase in other operating expenses was primarily incurred in our corporate division to support the growth in our operating divisions for the first nine months of fiscal 2002 compared to fiscal 2001. As a percentage of net revenue, other operating expenses decreased to 22.4% for the first nine months of fiscal 2002 from 23.2% for the first nine months of fiscal 2001. Excluding the $2.2 million of net revenue resulting from the settlement of the billing dispute with a managed care provider in our heart hospitals and the $9.7 million of net revenue and $1.0 million of costs, primarily legal fees, resulting from the Sun City Cardiac Center settlement in our diagnostic services division, other operating expenses represented 23.2% of net revenue for the first nine months of fiscal 2002. Similarly, excluding the $3.2 million of net revenue resulting from the arbitration award in our diagnostic services division, other operating expenses represented 23.1% of net revenue for the first nine months of fiscal 2001.

     Pre-opening expenses increased $3.2 million, or 367.0%, to $4.1 million for the first nine months of fiscal 2002 from $872,000 for the first nine months of fiscal 2001. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals.

     Depreciation increased $4.2 million, or 18.9%, to $26.4 million for the first nine months of fiscal 2002 from $22.2 million for the first nine months of fiscal 2001. Of this $4.2 million increase, $3.6 million was due to the net increase resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining increase was primarily due to depreciation on capital expenditures related to equipment and information systems made since the first nine months of fiscal 2001.

     Amortization decreased $3.0 million, or 58.8%, to $2.1 million for the first nine months of fiscal 2002 from $5.1 million for the first nine months of fiscal 2001. This decrease was primarily due to our adoption of Statement of Financial Accounting Standards No. 142 on October 1, 2001. Under the new accounting rules, we were required to discontinue goodwill amortization at the beginning of our fiscal year 2002 and subject our goodwill to an annual impairment test, which we performed on a transitional basis as of October

1, 2001 and which did not result in any impairment loss. For the full fiscal year 2001, we recognized goodwill amortization of approximately $3.0 million, none of which will be recognized during fiscal 2002.

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

     Interest expense decreased $2.8 million, or 13.6%, to $17.8 million for the first nine months of fiscal 2002 from $20.6 million for the first nine months of fiscal 2001. This decrease in interest expense occurred despite a $3.7 million net increase in interest expense resulting from the consolidations of the financial results of our Tucson Heart Hospital and Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The decrease in interest expense excluding the effect of these three events was due to a general reduction in our variable rate interest costs and a reduction in our average total outstanding indebtedness during the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. The debt reduction was primarily due to the use of proceeds from the sale of McAllen Heart Hospital in March 2001 and our initial public offering in July 2001 to repay all amounts outstanding under our revolving credit facility. Also in July 2001, three of our heart hospitals reduced their interest expense by refinancing approximately $79.6 million of their mortgage debt. Interest income decreased to $1.8 million for the first nine months of fiscal 2002 from $2.4 million for the first nine months of fiscal 2001.

     Equity in net earnings of unconsolidated affiliates increased $4.6 million, or 209.1%, to $2.4 million for the first nine months of fiscal 2002 from a loss of $2.2 million for the first nine months of fiscal 2001. In July 2001, we began consolidating the financial results of Tucson Heart Hospital, and in October 2001, we began consolidating the financial results of Heart Hospital of New Mexico after completing acquisitions that increased our ownership interests in each of these heart hospitals to a majority position. We had previously been required to account for our minority investment in each of these heart hospitals using the equity method of accounting. We now have only one heart hospital in which we hold less than a 50.0% equity interest that we are required to account for as an equity investment during fiscal 2002. This heart hospital commenced operations in March 2001. We continue to hold a small number of additional equity investments in our diagnostic services division.

     Earnings allocated to minority interests decreased $4.4 million, or 32.4% to $9.2 million for the first nine months of fiscal 2002 from $13.6 million for the first nine months of fiscal 2001. This $4.4 million decrease includes the effect of $8.0 million of earnings allocated to minority interest recognized in the second quarter of fiscal 2001 resulting from the sale of McAllen Heart Hospital, $1.5 million recognized in the third quarter of fiscal 2001 resulting from the amounts we received in the arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, and the $3.0 million recognized in the second quarter of fiscal 2002 resulting from the Sun City settlement. Excluding these three events, earnings allocated to minority interests increased approximately $2.1 million for the first nine months of fiscal 2002 compared to fiscal 2001. Of this $2.1 million increase, approximately $1.3 million was due to the consolidations of the financial results of Tucson Heart Hospital and Heart Hospital of New Mexico, as previously discussed. The remaining $800,000 increase was due to improved operating results in our other consolidated heart hospitals and improved operating results in certain of our diagnostic and therapeutic joint ventures in our diagnostic services division, offset in part by the increase in pre-opening expenses at our hospitals under development in our hospital division.

     Income tax expense increased to $2.7 million for the first nine months of fiscal 2002 from $305,000 for the first nine months of fiscal 2001. During fiscal 2001, we had net deferred tax assets, primarily resulting from net operating loss carryforwards, that were fully offset by a valuation allowance. During the nine months ended June 30, 2002, we determined the valuation allowance was no longer required and reversed the allowance in accordance with accounting principles generally accepted in the United States. As a result of our generating income before income taxes of $25.7 million during the nine months ended June 30, 2002 and the reversal of the valuation allowance, we recognized $2.5 million of deferred income tax expense along with $243,000 of current income tax expense during the first nine months of fiscal 2002. Because we continue to have net operating loss carryforwards available from prior periods, we have no material current income tax liability.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated working capital was $123.2 million at June 30, 2002 and $114.9 million at September 30, 2001. The increase of $8.3 million from September 30, 2001 to June 30, 2002 primarily resulted from increases in cash and cash equivalents, accounts receivable, net, medical supplies, deferred tax assets and prepaid expenses and other assets combined with a decrease in accrued property taxes, offset in part by increases in short-term borrowings, accounts payable, accrued compensation and benefits, other accrued liabilities and current portion of long-term debt and obligations. The increase in cash and cash equivalents resulted from cash flows provided by operations, proceeds from the favorable settlement of the Sun City Cardiac Center billing dispute in our diagnostic services division, proceeds from the favorable settlement of a billing dispute with a managed care provider in one of our heart hospitals offset by cash used to acquire an increased ownership interest in Heart Hospital of New Mexico and to fund our heart hospital development program. The increase in accounts receivable, net, resulted from the consolidation of Heart Hospital of New Mexico beginning October 1, 2001 and growth in our net revenues offset by increased collections in our hospital division resulting from our improved collection procedures and other processes implemented in our business offices. Medical supplies inventory also increased as a result of the consolidation of Heart Hospital of New Mexico beginning October 1, 2001 and volume purchases of inventory at several of our heart hospitals. The increase in deferred tax assets was due to reversing our valuation allowance, which fully offset our deferred tax assets at September 30, 2001, and recognizing deferred income taxes during the first nine months of fiscal 2002. The increase in prepaid expense and other assets was primarily due to the increase in premiums we paid for our new malpractice insurance. The increase in other accrued liabilities was primarily due to increased construction activity at our development hospitals. The consolidation of the Heart Hospital of New Mexico beginning October 1, 2001 also contributed to the increases in accrued compensation and benefits and current portion of long-term debt.

     Our operating activities provided net cash of $59.7 million during the first nine months of fiscal 2002 compared to net cash of $30.2 million for the first nine months of fiscal 2001. The $59.7 million net cash provided by operating activities during the first nine months of fiscal 2002 was a result of cash flow provided by our operations and an increase in accounts payable and accrued liabilities offset by an increase in accounts receivable, net, medical supplies inventory and prepaid expenses and other current assets. The $30.2 million of net cash provided by operating activities in the first nine months of fiscal 2001 also resulted from cash flow provided by our operations, an increase in accounts payable and accrued liabilities and a decrease in other assets offset by an increase in accounts receivable, net, medical supplies inventory and prepaid expenses and other current assets.

     Our investing activities used net cash of $72.2 million during the first nine months of fiscal 2002 compared to net cash provided of $38.1 million during the first nine months of fiscal 2001. The $72.2 million of net cash used by investing activities during the first nine months of fiscal 2002 was due to capital expenditures primarily related to hospital development, the acquisition of an increased ownership interest in Heart Hospital of New Mexico in October 2001, and the acquisition of a nuclear management company in our diagnostic division, partially offset by decreases in advances made to our one affiliate heart hospital and proceeds from the settlement of a management contract. During the first nine months of fiscal 2001, the

$38.1 million net cash provided by investing activities primarily resulted from proceeds from the sale of the McAllen Heart Hospital offset by capital expenditures and advances made to affiliate heart hospitals.

     Expenditures for property and equipment for the nine months ended June 30, 2002 and 2001 were $60.9 million and $10.5 million, respectively. Included in the $60.9 million of capital expenditures for the first nine months of fiscal 2002, were capital expenditures of $48.7 million for our hospitals under development. Included in the $10.5 million of capital expenditures for the first nine months of fiscal 2001 were capital expenditures of $3.3 million for our hospitals under development.

     Our financing activities provided net cash of $15.9 million during the first nine months of fiscal 2002 and used net cash of $60.3 million during the same period of fiscal 2001. Net cash provided by financing activities during the first nine months of fiscal 2002 was a result of proceeds from the issuance of short-term debt and long-term debt, net of loan acquisition costs and deferred fees of $39.0 million offset by repayments of long-term debt and capital leasing obligations of $21.4 million and distributions to, net of investments by, minority partners of $1.7 million. The net cash used by financing activities during the first nine months of fiscal 2001 primarily resulted from repayments of short term debt, long-term debt and capital leasing obligations of $77.6 million and distributions to, net of investments by, minority partners of $9.7 million, including the distributions on the sale of McAllen Heart Hospital, offset in part by proceeds from the issuance of long-term debt, net of loan acquisition costs and deferred fees and the issuance of common stock of $27.0 million.

As of June 30, 2002, we had $289.8 million of long-term outstanding debt, $27.5 million of which was classified as current. Of that amount, $276.0 million was outstanding to lenders to our consolidated hospitals, no amounts were outstanding to lenders under our revolving credit facility, and $13.8 million was outstanding under capital leases and other miscellaneous debt instruments. We expect the level of our long-term indebtedness to increase in the future as we develop additional hospitals. The development and construction of the five new hospitals we are developing in Texas, Louisiana and Wisconsin will require us to incur additional long-term debt of between $139.5 and $173.5 million during the next 12 to 18 months. As of June 30, 2002, we were committed under construction contracts for $32.4 million, $19.9 million and $24.5 million, respectively, for the construction of the Harlingen Medical Center, the Louisiana Heart Hospital and the San Antonio Heart Hospital. In August 2002, we entered into a construction contact with a preliminary budget contract sum of $12.8 million for the construction of The Heart Hospital of Milwaukee. The Harlingen Medical Center had paid $24.7 million and accrued an additional $4.8 million under its contract as of June 30, 2002. The Louisiana Heart Hospital had paid $3.9 million and accrued an additional $5.3 million under its contract at June 30, 2002. The San Antonio Heart Hospital had paid $404,000 and accrued an additional $989,000 under its contract at June 30, 2002. In May 2002, Harlingen Medical Center obtained a new debt commitment to finance equipment for the new hospital. This new debt commitment allows the hospital to borrow up to $20.0 million until April 30, 2003. During this time, interest will accrue at the Prime rate plus 25 basis points. After such date, amounts funded under the loan shall accrue interest at a fixed rate of interest equal to a specific Treasury Note yield, plus a margin. Upon the conversion of the loan to a fixed rate of interest, the principal amount outstanding will be repaid over a time period equal to either five or seven years, depending on the type and manufacturer of equipment originally purchased under the facility. As of June 30, 2002, Harlingen Medical center had borrowed $1.4 million of the $20.0 million available.

In July 2001, we became a party to a new $189.6 million master credit facility (the Master Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the indebtedness of three of our existing heart hospitals and provided us with $110.0 million to finance our hospital development program. Of the $110.0 million initially available for this purpose, $37.5 million has been designated for use in funding the development of Harlingen Medical Center, and $25.5 million has been designated for use in funding the development of Louisiana Heart Hospital. As of June 30, 2002, $26.8 million had been borrowed to finance the development of Harlingen Medical Center, and $6.4 million had been borrowed to finance the development of Louisiana Heart Hospital. As of July 31, 2002, $47.0 million of the initial $110.0 million remains available to finance other projects in the Company's heart hospital development program. The Master Credit Facility matures on July 27, 2006 and borrowings bear interest at LIBOR plus a margin that ranges 2.5% to 3.5%. We are required to pay a monthly unused commitment fee at a rate of 0.5%. The Master Credit Facility includes covenants that require maintenance of certain financial ratios regarding leverage levels and debt service coverage as well as various restrictive covenants.

     Separate from our Master Credit Facility, our revolving credit facility provides $100.0 million in availability, $10.0 million of which is designated for short-term borrowings. As of June 30, 2002, we had used $12.0 million of this availability to issue letters of credit and consequently had availability for additional borrowings of $88.0 million. This revolving credit facility matures on January 31, 2005 and borrowings under this facility bear interest at either the LIBOR or the prime rate plus various applicable margins which are based upon financial covenant ratio tests. We are required to pay a monthly unused commitment fee at a rate of 0.375%. Our revolving credit facility includes various restrictive covenants, including restrictions on certain types of additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, changes in our corporate structure, and fundamental changes. The covenants also require maintenance of various ratios regarding leverage levels and debt service coverage.

     We were in compliance with the covenants of all of our outstanding debt at June 30, 2002, with the exception of certain financial ratio covenants related to Heart Hospital of New Mexico's REIT loan. The real estate lender granted a waiver for the breach of that hospital's financial ratio covenants at June 30, 2002.

     We guarantee the obligations of our hospital subsidiaries for bank mortgage loans, including those made under the Master Credit Facility or REIT loans. We also guarantee a portion of the obligations of our hospital subsidiaries for equipment and other notes payable. We receive a fee for providing these guarantees from the hospitals or the investors in the hospital companies.

     We also guarantee approximately 50% of the real estate and equipment debt of the one affiliate heart hospital in which we owned a minority interest at June 30, 2002, and therefore do not consolidate this hospital's results of operation and financial position. We provide such guarantee in exchange for a fee from the affiliate heart hospital. The total amount of this real estate and equipment debt was approximately $44.2 million at June 30, 2002, and accordingly, the 50% we guarantee was approximately $22.1 million at June 30, 2002. The affiliate hospital was in compliance with all covenants in the instruments governing its debt at June 30, 2002. The total amount of this affiliate hospital's debt is secured by the hospital's underlying real estate and equipment, which were financed with the proceeds from the debt. Because we do not consolidate the affiliate heart hospital's results of operations and financial position, neither these assets nor the accompanying liabilities are included in the value of the assets and liabilities on our balance sheet.

     We believe that internally generated cash flows and available borrowings under our revolving credit facility of $88.0 million, together with the remaining net proceeds of our initial public offering of $61.7 million, borrowings available under the Master Credit Facility not yet designated for a development hospital of $47.0 million, borrowings available under Harlingen Medical Center's equipment debt commitment of $18.6 million and cash balances in our development hospitals of $13.8 million, will be sufficient to finance our hospital development program, other capital expenditures and our working capital requirements for the next 12 months.

FORWARD-LOOKING STATEMENTS

     Parts of this report, particularly statements made in it that relate to our expected operating results, our heart hospital development program and our business prospects, contain forward-looking statements that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes" and similar expressions are intended to identify such forward-looking statements. Although our management believes that these forward-looking statements are based on reasonable assumptions, these assumptions are inherently subject to significant economic, regulatory and competitive uncertainties and contingencies that are difficult or impossible to predict accurately and are beyond our control. Actual results could differ materially from those projected in these forward-looking statements. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     These various risks and uncertainties are described in detail in Exhibit 99
- Risk Factors - to our Annual Report on Form 10-K filed with the SEC. A copy of this annual report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com. These risks and uncertainties include, among others, possible reductions or changes in reimbursement from government or third-party payors that would decrease our revenue, delays in completing construction or delays in or failure to receive required regulatory approvals for new heart hospitals, greater than anticipated losses at new hospitals, a negative finding by a regulatory organization with oversight of one of our heart hospitals, or material changes in the anti-kickback, physician self-referral or other fraud and abuse laws.

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

     As required by their mortgage loans, three of our consolidated heart hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. Both the new mortgage loans and the fixed interest rate swaps mature in July 2006. At June 30, 2002, the average variable rate on the new mortgage loans was 4.66%. The fair value of the interest rate swaps at June 30, 2002 was an obligation of $849,000 resulting in an unrealized gain, net of income taxes of $175,000 for the first nine months of fiscal 2002 which is included in comprehensive income in our consolidated statement of stockholders' equity in accordance with accounting principles generally accepted in the United States.

     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at June 30, 2002 included approximately $99.4 million of variable rate debt at an approximate average interest rate of 5.12%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $632,000 for the nine months ended June 30, 2002.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 9 to the Company's consolidated financial statements for information concerning contract disputes settled during the periods covered in this report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) On July 27, 2001, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. All 6,000,000 shares of common stock offered in the final prospectus were sold at a price of $25.00 per share for gross proceeds of $150.0 million. The net proceeds that we received from the offering after deducting the underwriting discounts and commissions and the other offering expenses were approximately $135.9 million. During the third quarter of our fiscal 2002, there were no changes in the application of the net proceeds from the offering from the uses previously disclosed in our Form 10-Q for the quarterly period ended June 30, 2001, our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and our Form 10-Q for the quarterly period ended March 31, 2002.

                  We expect to use the remaining approximate $61.7 million of proceeds from the offering to develop additional hospitals and for working capital and other corporate purposes, including the possible acquisition of additional interests in our existing heart hospitals. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the allocation of the net proceeds from the offering. Pending this application, we will invest the net proceeds of the offering in cash, cash-equivalents, money market funds or short-term interest bearing, investment-grade securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NO.        DESCRIPTION

10.1 Amended and Restated Loan Agreement dated as of April 24, 2002 by and among Louisiana Heart Hospital, LLC, Bank of America, N.A., Bankers Trust Company, Wachovia Bank, National Association, Banc of America Securities, LLC and Deutsche Banc Alex. Brown Inc.

99.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K
         None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MEDCATH CORPORATION


Dated: August 14, 2002       By: /s/ DAVID CRANE
                                 -----------------------------------------------
                                 David Crane
                                 President, Chief Executive Officer and Director (principal executive officer)


                             By: /s/ JAMES E. HARRIS
                                 ----------------------------------------------
                                 James E. Harris
                                 Executive Vice President and Chief
                                 Financial Officer
                                 (principal financial officer)


                             By: /s/ DAVID W. PERRY
                                 ----------------------------------------------
                                 David W. Perry
                                 Vice President and Chief Accounting Officer
                                 (principal accounting officer)