Form 10-Q/A
period 2002-03-31
MEDCATH CORP
filed 2002-10-02
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

MEDCATH CORPORATION

FORM 10-Q/A

TABLE OF CONTENTS

Page

Item 6. Exhibits and Reports on Form 8-K	4

SIGNATURES	5

We are filing this Amendment to our Form 10-Q for the quarter ended March 31, 2002 for the sole purpose of refiling certain exhibits that were previously filed with our 10-Q for such quarter and covered by a request for confidential treatment. We have restored in the exhibits filed with this amendment to our 10-Q for such quarter certain information for which we did not receive a grant of confidential treatment.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.	Description

10.1	Amended and Restated Directors Option Plan. (1)

10.2	Operating Agreement of The Heart Hospital of Milwaukee, LLC effective as of October 11, 2001 (“Milwaukee Operating Agreement”). (2)

10.3	First Amendment to Milwaukee Operating Agreement effective as of October 11, 2001. (2)

10.4	Second Amendment to Milwaukee Operating Agreement effective as of October 11, 2001. (2)

10.5	Management Services Agreement for The Heart Hospital of Milwaukee, LLC dated December 12, 2001. (1)

10.6	Operating Agreement of Heart Hospital of Lafayette, LLC effective as of December 5, 2001 (“Lafayette Operating Agreement”). (2)

10.7	First Amendment to Lafayette Operating Agreement effective as of December 5, 2001. (2)

10.8	Second Amendment to Lafayette Operating Agreement effective as of December 5, 2001. (2)

10.9	Third Amendment to Lafayette Operating Agreement effective as of December 5, 2001. (2)

10.10	Management Services Agreement for Heart Hospital of Lafayette, LLC dated September 5, 2001. (1)

(1)	Previously filed.

(2)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarterly report on Form 10-Q for the second quarter ended March 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCATH CORPORATION

Dated: September , 2002	By:	/s/ James E. Harris

James E. Harris
Executive Vice President and Chief Financial Officer
(principal financial officer)