Form 10-K/A
period 2001-09-30
MEDCATH CORP
filed 2002-12-20
CIK 1139463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2



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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on March 5, 2002 are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MEDCATH CORPORATION

                                   FORM 10-K/A

                                TABLE OF CONTENTS


                                                                            Page

Part IV.  Item 14.  Exhibits, Financial Statement Schedules,
                    and Reports of Form 8-K.                                  4

Signatures                                                                    8

We are filing this Amendment to our Form 10-K for the year ended September 30, 2001 for the sole purpose of refiling certain exhibits that were previously filed with our 10-K for such year and covered by a request for confidential treatment. We have restored in the exhibits filed with this amendment to our 10-K for such year certain information for which we did not receive a grant of confidential treatment.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following Exhibits includes both Exhibits submitted with this Report as filed with the Commission and those incorporated by reference to other filings:


EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 2.1      --   Form of Hospital Securities Exchange Agreement.(1)
 2.2      --   Form of MedCath Holdings, Inc. Securities Exchange
               Agreement(1)
 2.3      --   Form of Membership Purchase Agreement(1)(2)
 3.1      --   Form of Amended and Restated Certificate of Incorporation of
               MedCath Corporation.(1)
 3.2      --   Bylaws of MedCath Corporation(1)
 4.1      --   Form of common stock certificate(1)
 4.2      --   Stockholders' Agreement dated as of July 31, 1998 by and
               among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh,
               Carson, Anderson & Stowe VII, L.P. and the several other
               stockholders (the Stockholders' Agreement)(1)
 4.3      --   First Amendment to Stockholder's agreement dated as of June
               1, 2001 by and among MedCath Holdings, Inc., the KKR Fund
               and the WCAS Stockholders(1)
 4.4      --   Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh,
               Carson, Anderson & Stowe VII, L.P., WCAS Healthcare
               Partners, L.P. and the several stockholders parties
               thereto(the Registration Rights Agreement)(1)
 4.5      --   First Amendment to Registration Rights Agreement dated as of
               June 1, 2001 by and among MedCath Holdings, Inc. and the
               persons listed in Schedule I attached hereto(1)
 4.6      --   Amended and Restated Management Stockholder's Agreement
               entered into as of July 18, 2001 between MedCath Corporation and David Crane(1)
 4.7      --   Amended and Restated Management Stockholder's Agreement
               entered into as of July 18, 2001 between MedCath Corporation and Stephen R. Puckett, P IV Limited Partnership and P V
               Limited Partnership(1)
10.1      --   Operating Agreement of the Little Rock Company dated as of
               July 11, 1995 by and among MedCath of Arkansas, Inc. and
               several other parties thereto (the Little Rock Operating
               Agreement)(1)(2)
10.2      --   First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(2)
10.3      --   Amendment to Little Rock Operating Agreement effective as of
               January 20, 2000(1)(2)
10.4      --   Amendment to Little Rock Operating Agreement dated as of
               April 25, 2001(1)
10.5      --   Amended and Restated Operating Agreement of MedCath of
               Tucson, L.L.C. effective as of July 31, 1999 (the Tucson
               Operating Agreement)(1)(2)
10.6      --   Amendment to Tucson Operating Agreement dated as of April
               25, 2001(1)
10.7      --   Second Amendment to Tucson Operating Agreement(2)
10.8      --   Guaranty Agreement made as of July 18, 1996 by MedCath
               Incorporated in favor of CapStone Capital Corporation(1)
10.9      --   Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital
               Operating Agreement)(1)(2)
10.10     --   Amendment to Arizona Heart Hospital Operating Agreement
               effective as of February 23, 2000(1)(2)
10.11     --   Amendment to Operating Agreement of Arizona Heart Hospital,
               LLC dated as of April 25, 2001(1)


EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.12     --   Guaranty dated as of March 2, 2000 by Arizona Heart
               Hospital, L.L.C., MedCath Incorporated, AHH Management,
               Inc., MedCath of Arizona, Inc., MedCath of Kingman, Inc.,
               MedCath of Massachusetts, Inc., MedCath of New Jersey, Inc.,
               MedCath Diagnostics, LLC, Heart Research Centers
               International, LLC and MedCath Physician Management, Inc. in
               favor of Heller Financial Leasing, Inc(1)
10.13     --   Agreement of Limited Partnership of Heart Hospital IV, L.P.
               as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin
               Limited Partnership Agreement)(1)(2)
10.14     --   Fifth Amendment to the Austin Limited Partnership Agreement
               effective as of December 31, 1997(1)(2)
10.15     --   Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(2)
10.16     --   Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)
10.17     --   Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)
10.18     --   Guaranty made as of November 11, 1997 by MedCath
               Incorporated in favor of HCPI Mortgage Corp(1)
10.19     --   Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001 (the Bakersfield Operating
               Agreement)(2)(3)
10.20     --   Second Amendment to Bakersfield Operating Agreement
               effective as of December 1, 1999(1)(2)
10.21     --   Operating Agreement of Heart Hospital of DTO, LLC dated as of April 18, 1997 by and among DTO Management, Inc and the several other partner thereto (the Dayton Operating
               Agreement)(1)(2)
10.22     --   First Amendment to Dayton Operating Agreement dated as of
               December, 1997(1)(2)
10.23     --   Second Amendment to Dayton Operating Agreement entered into as of the 27th day of July, 1998(1)(2)
10.24     --   Amendment to Dayton Operating Agreement effective as of
               October 1, 2000(1)(2)
10.25     --   Amendment to Dayton Operating Agreement dated April 12,
               2001(1)
10.26     --   Amendment to New Mexico Operating Agreement and Management
               Services Agreement) effective as of October 1, 1998(1)(2)
10.27     --   Guaranty made as of September 24, 1998 by MedCath
               Incorporated, St. Joseph Healthcare System, SWCA, LLC and
               NMHI, LLC in favor of Health Care Property Investors, Inc(1)
10.28     --   Termination and Release dated October 1, 2000 by and among
               Heart Hospital of DTO, LLC, DTO Management, Inc., Franciscan
               Health Systems of the Ohio Valley, Inc. and ProWellness
               Health Management Systems, Inc(1)(2)
10.29     --   Operating Agreement of Heart Hospital of South Dakota, LLC
               effective as of June 8, 1999 Sioux Falls Hospital
               Management, Inc. and North Central Heart Institute Holdings,
               PLLC (the Sioux Falls Operating Agreement)(1)(2)
10.30     --   First Amendment to Sioux Falls Operating Agreement of Heart
               Hospital of South Dakota, LLC effective as of July 31,
               1999(1)(2)
10.31     --   Limited Partnership Agreement of Harlingen Medical Center LP
               effective as of June 1, 1999 by and between Harlingen
               Hospital Management, Inc. and the several partners
               thereto(1)(2)
10.32     --   Form of Operating Agreement of Louisiana Heart Hospital, LLC
               effective as of December 1, 2000 by and among Louisiana
               Hospital Management, Inc. and the several parties thereto
               (Louisiana Operating Agreement)(1)(2)
10.33     --   Form of Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(2)
10.34     --   Form of Second Amendment to Louisiana Operating Agreement
               effective as of December 1, 2000(1)(2)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.35     --   Limited Partnership Agreement of San Antonio Heart Hospital,
               L.P. effective as of September 17, 2001(2)
10.36     --   Credit Agreement dated as of July 31, 1998 among MedCath
               Intermediate Holdings, Inc., the Initial Lenders and Initial
               Issuing Bank, Bank of America N.A. (formerly Nations Bank,
               N.A.) and Banc of America Securities LLC (formerly
               NationsBanc Montgomery Securities LLC)(1)
10.37a    --   Form of Commitment Agreement to be dated as of July 27, 2001 by and among, MedCath Incorporated, a North Carolina
               corporation, the lenders who are or may become a party to
               this Agreement, as Lenders, Bank of America, N.A., as
               Administrative Agent for the Lenders, Bankers Trust Company,
               as Syndication Agent for the Lenders, and First Union
               National Bank, as Documentation Agent for the Lenders(1)
10.37b    --   Form of Amended and Restated Loan Agreement to be dated as of July 27, 2001 by and among MedCath of Little Rock,
               L.L.C., a North Carolina limited liability company, as
               Borrower, the lenders who are or may become a party to this
               Agreement, as Lenders, Bank of America, N.A., as
               Administrative Agent for the Lenders, Bankers Trust Company,
               as Syndication Agent for the Lenders, and First Union
               National Bank, as Documentation Agent for the Lenders(1)
10.37c    --   Form of Amended and Restated Loan Agreement to be dated as of July 27, 2001 by and among Heart Hospital of DTO, LLC, a
               North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as
               Lenders, Bank of America, N.A., as Administrative Agent for
               the Lenders, Bankers Trust Company, as Syndication Agent for
               the Lenders, and First Union National Bank, as Documentation
               Agent for the Lenders(1)
10.37d    --   Form of Amended and Restated Loan Agreement to be dated as of July 27, 2001 by and among Heart Hospital of BK, LLC, a
               North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as
               Lenders, Bank of America, N.A., as Administrative Agent for
               the Lenders, Bankers Trust Company, as Syndication Agent for
               the Lenders, and First Union National Bank, as Documentation
               Agent(1)
10.37e    --   Form of Guaranty Agreement to be dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and
               certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for
               the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.37f    --   Form of Guaranty Agreement to be dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and
               certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for
               the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.37g    --   Form of Guaranty Agreement to be dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and
               ceratin subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for
               the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.38     --   Employment Agreement made as of July 31, 1998 by and between
               MedCath Incorporated and Stephen R. Puckett(1)
10.39     --   Amendment to Employment Agreement effective as of January 1,
               2000 by and between MedCath Incorporated and Stephen R.
               Puckett(1)
10.40     --   Employment Agreement made as of December 16, 1998 by and
               between MedCath Incorporated and Dennis I. Kelly(1)
10.41     --   Employment Agreement made and entered into as of August 1,
               1999 by and between MedCath Incorporated and R. William
               Moore, Jr.(1)
10.42     --   Amendment to Employment Agreement of R. William Moore, Jr.
               made as of June 12, 2000 by and between MedCath Incorporated and R. William Moore, Jr.(1)
10.43     --   Employment Agreement made as of October 8, 1999 by and
               between MedCath Incorporated and James Harris(1)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.44     --   Amended and Restated Employment Agreement made as of January
               1, 2000 by and between MedCath Incorporated and David
               Crane(1)
10.45     --   Employment Agreement made as of May 26, 2000 by and between
               MedCath Incorporated and Michael Servais(1)
10.46     --   1998 Stock Option Plan for Key Employees of MedCath
               Holdings, Inc. and Subsidiaries(1)
10.47     --   Outside Directors' Stock Option Plan(1)
10.49     --   Form of Heart Hospital Management Services Agreement(1)
21.1      --   List of Subsidiaries(1)
99        --   Risk Factors

---------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 333-60278).

(2) Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(3) Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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


Date: December 20, 2002