Form 10-K
period 2002-09-30
MEDCATH CORP
filed 2002-12-20
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-33009

MedCath Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-2248952
(State or other jurisdiction of incorporation or organization)	(IRS employer identification No.)

10720 Sikes Place

Charlotte, North Carolina 28277
(Address of principal executive offices, including zip code)

(704) 708-6600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑    Yes ☐    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     As of December 16, 2002, there were 18,011,520 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of December 16, 2002 was approximately $59.8 million (computed by reference to the closing sales price of such stock on the Nasdaq National Market® on such date).

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on March 5, 2003 are incorporated by reference into Part III of this Report

MEDCATH CORPORATION

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements and matters discussed in this report and its exhibits constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report and its exhibits include, among others, statements about the following:

•	demographic changes,

•	changes in medical or other technology,

•	changes in Medicare and Medicaid payment levels,

•	our ability, when appropriate, to enter into managed care provider arrangements and the terms of those arrangements,

•	our ability to successfully develop additional hospitals, open them according to plan and gain significant market share in the market,

•	the availability and terms of capital to fund our development strategy,

•	our relationships with physicians who use our hospitals,

•	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our hospitals,

•	competition from other hospitals,

•	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

•	our information systems,

•	changes in generally accepted accounting principles, and

•	liability and other claims asserted against us.

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

     An investment in our common stock involves a high degree of risk. You should consider carefully all of the information contained in this report and, in particular, the discussion of risk factors filed as Exhibit 99.1 to this report, before making an investment decision with respect to our common stock.

INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

     Concurrent with our initial public offering in July 2001, we completed a series of transactions that we undertook to prepare for the offering and to increase our ownership interest in some of our hospitals. First, we established MedCath Corporation as our new holding company by issuing shares of its common stock in exchange for all of the outstanding shares of common stock of our predecessor holding company, MedCath Holdings, Inc. Second, we completed a series of transactions in which we issued shares of our common stock valued at the public offering price and paid cash to acquire additional ownership interests in five of our hospitals from our physician and hospital partners in each of those hospitals. As a result of these transactions, we began consolidating in our financial statements one of these hospitals for which we had previously been required to use the equity method of accounting.

     References in this report to “we,” “us” and “our” for periods prior to July 27, 2001 are references to our holding company prior to the transactions described above, MedCath Holdings, Inc., its subsidiaries and unconsolidated affiliates, including each of our hospitals, and “our predecessor company,” unless the context requires otherwise. For periods subsequent to July 27, 2001, references to “we,” “us” and “our” are references to our holding company after the transactions described above, MedCath Corporation, its subsidiaries and unconsolidated affiliates, including each of our hospitals, unless the context requires otherwise. References in this report to our predecessor company are to MedCath Incorporated, which was acquired from its public stockholders in July 1998 by several private investment partnerships sponsored by Kohlberg Kravis Roberts & Co., L.P. and Welsh, Carson, Anderson & Stowe, and members of our management team.

PART I

Item 1.    Business

Overview

     We focus primarily on the diagnosis and treatment of cardiovascular disease. We design, develop, own and operate hospitals in partnership with physicians that we believe have established reputations for clinical excellence, most of whom are cardiologists and cardiovascular surgeons. While each of our hospitals is a freestanding, licensed general acute care hospital that includes an emergency department or chest pain clinic, operating rooms, catherization laboratories, pharmacy, laboratory, radiology department, cafeteria and food service and is capable of providing a full complement of health services, we focus primarily on serving the unique needs of patients suffering from cardiovascular disease. The medical staff at each of our hospitals is open to all qualified physicians performing healthcare services in the market, except for certain hospital-based physicians such as anesthesiologists, radiologists, and emergency physicians. We are also committed to improving the productivity and work environment of physicians, nurses and other medical personnel providing care. As of September 30, 2002, we owned and operated eight hospitals, together with our physician partners, who own an equity interest in the hospital where they practice, as well as other investors. On October 2, 2002, we opened our newest hospital in Harlingen, Texas, which increased our total number of owned and operated hospitals to nine. The Harlingen Medical Center focuses on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology. Our existing nine hospitals have a total of 577 licensed beds and are located in Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. We have begun developing our tenth hospital, which will be a heart hospital located in St. Tammany Parish just north of New Orleans, Louisiana, our eleventh hospital, which will be a heart hospital located in San Antonio, Texas, our twelfth hospital, which will be a heart hospital located in the city of Glendale, near Milwaukee, Wisconsin, and our thirteenth hospital, which will be a heart hospital located in Lafayette, Louisiana. We expect to open these new hospitals during March 2003 (St. Tammany Parish), the late summer of 2003 (San Antonio), and the fall of 2003 (Glendale and Lafayette). These new hospitals are expected to have a total of 182 licensed beds. Our hospital division accounted for 83.7% of our net revenue for our fiscal year ended September 30, 2002.

     In addition to our hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities located in eight states and through mobile cardiac catheterization laboratories. Our mobile diagnostic facilities are typically leased to hospitals and used by physicians to evaluate the functioning of patients’ hearts and coronary arteries and serve areas that do not have the patient volume to support a full-time facility. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.

     Our predecessor company was developed in late 1988 and 1989 by our chairman and our president and chief executive officer and for a number of years was primarily engaged in operating mobile and other cardiac catheterization laboratories. In 1994, our predecessor company conducted an initial public offering and began developing its first hospital, which opened in 1996. By July 1998, the predecessor company had developed and opened three additional heart hospitals. At that time, several private investment partnerships sponsored by Kohlberg Kravis Roberts & Co., L.P. and Welsh, Carson, Anderson & Stowe, and members of our management team acquired our predecessor company from its public stockholders. While operating as a private company, we:

•	opened five new hospitals, four of which were already under development at the time of the going private transaction, and sold one hospital,

•	improved our process for developing new hospitals,

•	began developing two additional hospitals,

•	standardized and, when appropriate, centralized our operations across financial and operational areas, and

•	continued to strengthen our regulatory compliance program at the facility and corporate levels.

     In July 2001, we completed an initial public offering and the transactions described in the introductory notes on the immediately preceding page of this report. Through these transactions we:

•	raised approximately $137.0 million of net proceeds; and

•	increased our ownership interests in five of our hospitals, including one hospital which we began to consolidate in our financial statements based on obtaining a majority ownership position and substantive control of that hospital.

     Of the total $137.0 million in net proceeds we received from the public offering, we immediately used approximately $25.4 million to increase our ownership interest in five of our hospitals and approximately $18.0 million to pay all amounts outstanding under our $100.0 million credit facility. In October 2001, we used $17.4 million of the net proceeds from the offering to increase our ownership interest in Heart Hospital of New Mexico. That acquisition increased our ownership interest in Heart Hospital of New Mexico from a 24.0% minority interest to a 69.0% majority interest ownership position, giving us substantive control of the hospital. Accordingly, we began to consolidate in our financial statements the hospital’s results of operations and financial position beginning October 1, 2001, the date of acquisition. We have also invested approximately $14.1 million of the net proceeds from the public offering in our hospital development program. We expect to use the remaining approximate $62.1 million of the net proceeds from the offering to finance the development of additional hospitals and for working capital and other corporate purposes, including the possible acquisition of additional interests in our existing hospitals. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the use of the net proceeds from the offering. Pending those uses, we are investing the funds, along with our operating cash, in money market funds or similar short-term interest bearing, investment-grade securities, which we include in cash and cash equivalents in our consolidated balance sheet.

     In July 2001, we also became a party to a new $189.6 million credit facility, which provided a source of capital to refinance approximately $79.6 million of indebtedness of some of our existing hospitals and provided us with an additional $110.0 million of available capital to partially finance real estate acquisition, construction and related costs for our hospital development program. As of September 30, 2002, $63.0 million of the initial $110.0 million had been designated or borrowed to finance the development of Harlingen Medical Center and Louisiana Heart Hospital. In November 2002, an additional $31.6 million was designated for use in funding the development of Heart Hospital of San Antonio. The remaining $15.4 million is available to finance other projects in our hospital development program.

The Cardiovascular Care Market

     The American Heart Association estimates that total domestic expenditures for the treatment of cardiovascular disease were approximately $199.5 billion in 2002 and that these expenditures have grown at a rate of 5.8% annually since 1997. Of these expenditures, 63.2%, or approximately $126.1 billion, was spent on hospital and other facility-based charges. Cardiovascular disease is a progressive illness that develops without symptoms over a number of years and frequently goes undiagnosed until the patient suffers an acute episode such as a stroke or heart attack. Cardiovascular disease includes coronary heart disease, hypertensive disease — which is a risk factor for more serious cardiovascular diseases — rheumatic fever/rheumatic heart disease, stroke and congenital cardiovascular defects. The American Heart Association estimates that approximately 61.8 million Americans have one or more types of cardiovascular disease. Cardiovascular disease claimed 960,000 lives, representing 40.1% of all deaths, in the United States in 1999. This represented 116,800 more lives than the next five leading causes of death combined, including cancer, chronic obstructive pulmonary disease, accidents, pneumonia/influenza and diabetes mellitus.

     Most of the invasive procedures physicians perform to treat patients with cardiovascular disease, such as coronary artery angioplasties with stent placement and coronary artery bypass graft surgery, are performed in hospitals on an inpatient basis. Cardiovascular disease creates the largest demand for hospital bed use in the United States, being the first listed diagnosis of 6.3 million inpatients in 1999. Approximately 12.6 million of the estimated 61.8 million Americans suffering from cardiovascular disease have coronary heart disease, which generates the single greatest demand for cardiac diagnostic and therapeutic procedures.

     According to the American Heart Association, it is estimated that physicians performed the following number of procedures to diagnose and treat cardiovascular disease in 1999:

•	571,000 coronary artery bypass graft operations,

•	601,000 coronary artery angioplasty procedures,

•	1.4 million inpatient cardiac catheterization procedures, and

•	472,000 outpatient cardiac catheterization procedures.

     The demand for cardiology and cardiovascular disease diagnosis and treatment procedures is expected to increase in the future as people age 55 and older, the primary recipients of cardiac care services, increase in number and represent a growing proportion of the total population. According to the 2000 census by the U.S. Census Bureau, the proportion of Americans over age 55 was 21.1% and is expected to increase to 27.5% by

2015. Additionally, demand for cardiac care services continues to grow as a result of advances in technology. Medical devices in development are expected to increase the options available to physicians to treat cardiovascular disease and increase the number of procedures performed.

Our Strategy

     We focus primarily on the diagnosis and treatment of cardiovascular disease. We develop, own and operate hospitals in partnership with physicians with the goal of improving the quality of care and enhancing the overall experience of patients and physicians. Key elements of our strategy include:

•	Cardiovascular Disease Focus

We design and operate our hospitals with a focus primarily on serving the unique needs of patients suffering from cardiovascular disease and improving the work environment of physicians, nurses and other medical personnel providing care. We have developed an innovative facility design and infrastructure specifically tailored to the cardiovascular care delivery system that combines staff, equipment and physical layout to deliver high-quality, cost-effective care. Because the clinical protocols and procedures for treatment of patients with cardiovascular disease are generally the same throughout the United States, we are able to use our standard facility design — with only small variations — in each of the markets in which we develop a hospital.

By focusing primarily on a single disease category, we are able to schedule patient procedures more efficiently and allow our physicians, nurses, medical technicians and other staff members to concentrate on and enhance their professional cardiovascular care skills, thereby better serving the needs of patients in the community. We are also able to invest our available funds primarily in equipment and technology for cardiovascular care, rather than allocating those funds among the equipment and technology needs of many different healthcare services as occurs at general acute care hospitals. We believe our focused approach increases patient, physician and staff satisfaction and allows us to provide high-quality, cost-effective patient care.

•	Patient-Focused Care

Our philosophy, developed in partnership with physicians, is to center care around the patient rather than expect the patient to adapt to our facilities and staff. We have designed our hospitals, particularly the patient rooms, around the requirements of our patients in order to improve their experience and the quality of their care. Our large, single-patient rooms are capable of handling all of our patients’ needs during their entire stay, including critical care, telemetry and post-surgical care. This allows us to avoid moving our patients repeatedly and to have their care provided by the same group of staff members during their entire stay. For patients and their families, this creates a familiarity with, and a high level of trust in, their care providers while enabling the care providers to understand each patient’s needs on an individual basis. The design of our rooms and our unlimited visiting hours also allow patients’ family members to be involved in their care. For example, the size of our patient rooms lets us provide sleeping arrangements for family members who desire to stay with the patient during the patient’s recovery. In most general acute care facilities, which have a limited number of rooms with cardiovascular monitoring capabilities, patients are required to be transferred repeatedly within the facility during the course of their stay. Moving patients almost always involves risk to the patient, new care providers and an unsettling reorientation period for the patient and the patient’s family. We believe moving patients also reduces physician efficiency, results in delays in providing the services patients need and can lead to a longer patient stay.

We believe our patient care staffing ratios are equal to or better than those of our competitors. We also believe that our patient care staff is more available to our patients because of our unique facility design and our investments in technology. For example, we invest in technology that facilitates communication between patients and care providers by:

•	allowing patients and their family members to easily contact and directly communicate with specific members of the nursing staff regardless of where the nurse is located at that time, and

•	electronically providing information about the patient’s medical condition directly to the members of the nursing staff providing care to the patient rather than through a central monitoring station.

We monitor and evaluate patient satisfaction in our hospitals by conducting patient surveys. These performance surveys have consistently demonstrated a high level of patient satisfaction with our facilities, staff and care coordination. For example, in patient satisfaction surveys conducted in our hospitals, 98% of our patients who completed these surveys indicated that they would return to our hospital for any future cardiac procedures. And more than 98% indicated that they were satisfied with the physical comfort of our hospital, the patient education we provided and the way in which we allowed family members to be closely involved in their care.

•	Partnering with Cardiologists and Cardiovascular Surgeons

When we develop a hospital we form a venture with physicians, individually or in groups, practicing in the market where we plan to develop the hospital. In some instances, local market conditions have made it advantageous for us to organize a hospital with a community hospital investing as a partner in addition to physicians. We and our partners invest capital and own pro rata interests in the venture based upon the amount of capital contributed. We own between 51.0% and 70.9% of the equity of eight of the nine hospitals that we currently operate, and we own a minority interest in the other hospital, for which we are currently required to use the equity method of accounting. We own 51.0% or greater of each of our tenth, eleventh, twelfth, and thirteenth hospitals, which are currently under development.

We partner with cardiologists, cardiovascular surgeons, and other physicians that we believe have established reputations for clinical excellence. These physician partners, who own an equity interest in the hospital where they practice, as well as other investors including other hospitals, participate in decisions on strategic matters at that hospital such as site selection, facility size and layout, the hospital marketing plan and community outreach programs. They, as well as the numerous other physicians providing services in our hospitals, also participate in decisions on a wide range of operational matters such as development of clinical care protocols, supply selection and usage, equipment purchases, patient procedure scheduling and local staff and management team selection. Our physician partners are empowered by their role in the development of a new hospital and in the strategic decisions affecting the hospital. We believe that our physician partners take greater pride and interest in a hospital they view as their own and that the influence they have over decisions in the hospital motivates them to provide patient-focused care on a cost-effective basis. The opportunity to have a role in how our hospitals are managed encourages our physician partners to share new ideas, concepts and practices.

•	Developing New Hospitals

We intend to begin development on one to three new hospitals annually in markets where we can establish relationships with highly regarded physicians, most of whom are cardiologists and cardiovascular surgeons. Before entering a new market, we use publicly available information to analyze a variety of factors, including licensing and regulatory (e.g., certificate of need requirements), growth characteristics, Medicare reimbursement rates and strengths and weaknesses of competing hospitals in the market. Our facility design for each new hospital focuses on improving physician and staff efficiency and providing higher quality patient care than is typically provided in general acute care facilities. We expect to leverage our experience and expertise from the development of our existing hospitals to continue to improve our hospital development program. All of our hospitals are designed for possible future expansion in an efficient and rapid manner.

•	Measuring the Quality of Care

We believe that by focusing primarily on diagnosing and treating cardiovascular disease we can improve the quality of cardiovascular care. We assess the quality of cardiovascular care — that is, the degree to which our services increase the likelihood of desired patient outcomes — by monitoring several key criteria, including mortality rates, patient acuity, average length of stay and patient satisfaction. We believe our hospitals generally achieve lower mortality rates and a shorter average length of stay for patients with generally higher acuity levels as compared to our competitors in each of our markets. We engaged the Lewin Group, a national health and human services consulting group, to conduct an objective study on cardiovascular patient outcomes, using publicly available Medicare data from 2000. The Lewin Group reviewed records for 1,139 hospitals that perform open heart surgery in the United States. The hospitals in this study included 193 Major Teaching hospitals with interns and residents-to bed of at least 0.25 and

Peer Community hospitals, which include all other hospitals in the study. The Lewin study found the following:

•	Length of stay — on average, our hospitals have a 17.4% shorter length of stay (adjusted for severity) for cardiac cases than Peer Community hospitals and a 22.4% shorter length of stay than Major Teaching hospitals.

•	Mortality rates — after adjusting for risk of mortality, our hospitals, on average, exhibit 12.1% lower mortality rates than Peer Community hospitals and 9.4% lower mortality rates than Major Teaching hospitals.

•	Severity case mix index — on average, patients arriving at our hospitals have a more severe case mix index of 1.48 compared to 1.19 at Peer Community hospitals and 1.26 at Major Teaching hospitals.

We operate all of our hospitals under a quality improvement program to provide an objective assessment of the quality of the services we provide. All of our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations, an independent accrediting organization that is widely recognized in the hospital industry.

•	Applying Our Experience Across Our Hospitals

Our cost-effective operations reflect the impact of shared experiences of physicians and hospital management at each of our hospitals. We encourage our hospital management and physician partners to regularly share information and implement best practices, which is made easier by our standard facility design and operational similarities. We share information through regular meetings of our hospital management teams to enable them to discuss new practices and methodologies such as supply selection and management as well as scheduling efficiencies. We also coordinate opportunities for our physician partners to discuss — both on an informal basis and at our periodic meetings of our physician partners — such matters as clinical protocols, patient management and procedure techniques. These efforts have allowed our hospitals to benefit from the innovations that occur at one hospital and our hospital managers and physicians to become more efficient and productive.

Our Hospitals

     We currently own and operate nine hospitals, including our newest hospital in Harlingen, Texas which opened on October 2, 2002. This hospital focuses on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology. We also currently have four hospitals under development, including a heart hospital in St. Tammany Parish just north of New Orleans, Louisiana, a heart hospital in San Antonio, Texas, a heart hospital in Glendale near Milwaukee, Wisconsin, and a heart hospital in Lafayette, Louisiana. We expect to begin development on one to three new hospitals each year. Once a new hospital venture is formed and the partners have contributed their capital, it typically takes 18 to 24 months to develop the hospital.

     The following table identifies key characteristics of our nine hospitals in operation and the four hospitals we have under development, including our current ownership percentages.

			Opening Date
		MedCath	(Scheduled	Licensed	Cath	Operating
Hospital	Location	Ownership	Opening Date)	Beds	Labs	Rooms

Arkansas Heart Hospital	Little Rock, AR	70.3%	Mar. 1997	84	6	3
Tucson Heart Hospital	Tucson, AZ	58.8%	Oct. 1997	60	4	3
Arizona Heart Hospital	Phoenix, AZ	70.6%	Jun. 1998	59	4	3
Heart Hospital of Austin	Austin, TX	70.9%	Jan. 1999	58	4	3
Dayton Heart Hospital	Dayton, OH	66.5%	Sept. 1999	47	4	3
Bakersfield Heart Hospital	Bakersfield, CA	53.3%	Oct. 1999	47	4	3
Heart Hospital of New Mexico(1)	Albuquerque, NM	69.0%	Oct. 1999	55	4	3
Heart Hospital of South Dakota(2)	Sioux Falls, SD	33.3%	Mar. 2001	55	3	3
Harlingen Medical Center	Harlingen, TX	51.0%	Oct. 2002	112	2	7
Louisiana Heart Hospital	St. Tammany Parish, LA	52.6%	(Mar. 2003)	58	3	4
Heart Hospital of San Antonio(3)	San Antonio, TX	51.4%	(Late summer 2003)	60	4	4
The Heart Hospital of Milwaukee(3)	Glendale, WI	60.3%	(Fall 2003)	32	3	3
Heart Hospital of Lafayette(3)	Lafayette, LA	59.1%	(Fall 2003)	32	2	2

(1)	Our ownership of Heart Hospital of New Mexico was 24.0% at September 30, 2001. Effective October 1, 2001, we increased our ownership interest to 69.0% by acquiring an additional 45.0% interest from our physician and hospital partners in this hospital venture. As a result of this increase to a majority ownership position, we obtained substantive control of the hospital and began to consolidate in our financial statements the hospital’s results of operations and financial position from October 1, 2001 (the first day of our fiscal year 2002).

(2)	After October 1, 2001, Heart Hospital of South Dakota is the only hospital in which we do not have a majority ownership interest. We use the equity method of accounting for this hospital, which means that we include in our consolidated statement of operations only a percentage of the hospital’s reported net income or loss for each reporting period.

(3)	As of December 16, 2002, the hospital was under development and is scheduled to open in the period indicated in the table.

     Before designing and constructing our first hospital in 1994, we met frequently with our physician partners to analyze the operations, facilities and work flow of existing hospitals and found what we believed to be many inefficiencies in the way cardiovascular care was provided in existing hospitals. Based upon this analysis, we designed a hospital that we believed would enhance physician and staff productivity and allow for the provision of high-quality, patient-focused care. Based upon subsequent operating experience and input from physicians at our other hospitals, we have further refined our basic hospital layout to allow us to combine site selection, facility size and layout, staff and equipment to deliver quality cardiovascular care. We believe that a newly constructed and equipped hospital enjoys a significant competitive advantage over hospitals that have been repeatedly renovated and expanded over several decades, which often results in an inefficient layout and workflow. We also believe that a hospital and staff with a clear focus on diagnosing and treating cardiovascular disease can provide higher quality care and be more cost effective than general acute care hospitals that seek to provide multiple healthcare services to patients with a wide variety of diseases.

     The innovative characteristics of our hospitals include:

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

     Extra capacity for critical cardiac procedures. We design and construct our hospitals with more operating rooms and cardiac catheterization laboratories than we believe are available in the program of a typical general acute care hospital. This feature of our hospitals ensures that the physicians practicing in our hospitals will experience fewer conflicts in scheduling procedures for their patients. In addition, all of our operating rooms are designed primarily for cardiovascular procedures, which allows them to be used more efficiently by physicians and staff.

     Our physician partners in our hospital ventures participate in the material strategic and operating decisions we make for a hospital. They do so either through their representatives on the governing board of the venture or through a requirement in the venture’s governing documents that we obtain the consent of their representatives before taking certain actions. In those ventures where we have a community hospital partner as well as physician partners, the community hospital partner also participates in these decisions, which include such matters as site selection, facility size and layout, and selection and employment of the key members of the hospital’s senior management team. After a hospital opens and begins operating, the members of the hospital’s senior management team make all routine operating decisions for the hospital. We must generally obtain the approval or consent, however, of our partners before taking action on matters such as adopting the hospital’s annual operating budget and making capital expenditures in excess of specified amounts. We must also generally obtain the consent of our partners or their representatives before making any material amendments to the operating or partnership agreement for the hospital venture or admitting additional members or partners. The operating or partnership agreement for each hospital venture contains provisions specifying the criteria for, and timing of, distributions to the partners as well as provisions limiting redemptions, and restricting the transfer, of ownership interests. In some of our hospital ventures, we must obtain the consent of our partners before making any distributions.

     Our hospitals have different operating characteristics than traditional general acute care hospitals. For example, in our hospital division, our labor costs represent approximately 30% of our net revenue (based on our fiscal year ended September 30, 2002) as compared, we believe, to approximately 40% of net revenue in the average for-profit hospital and approximately 45% to 50% in the average not-for-profit hospital. We achieve our cost-effective operating results in a number of ways, including:

•	designing our hospitals to reduce the labor costs associated with transporting patients, equipment and supplies. The delays and lack of coordination associated with transporting patients around a large general acute care hospital also hinders the physicians’ ability to provide quality care on a timely basis and can result in patient dissatisfaction,

•	eliminating duplicative layers of administrative and support personnel,

•	staffing our hospitals with only four non-caregiving executive employees including a president, vice president of finance, vice president of nursing and vice president of business development. This staffing model greatly reduces administrative costs associated with traditional general acute care hospitals,

•	using working team leaders to supervise our nurses and medical technical personnel at each of our hospitals. These team leaders spend a majority of their time providing cardiovascular care services. This working team leader approach reduces the need for supervisory personnel,

•	centralizing our non-clinical hospital support services such as finance, management information systems, regulatory compliance and managed care contracting, as appropriate, and

•	investing in technology and training our physicians, nurses and other staff members so that they are familiar with all details of quality cardiovascular care, can work more efficiently and provide patient-focused care.

Our Hospital Development Program

     An important step in developing a new hospital is establishing relationships with physicians providing cardiovascular care that we believe have established reputations for clinical excellence. We regularly receive unsolicited inquiries from groups of physicians interested in partnering with us to take advantage of our hospital development and management expertise and access to capital. We also receive referrals to potential partners from our physician partners in our existing hospitals and from the leaders of physician groups to which we provide cardiovascular care consulting services. Our experience has been that physician groups most interested in partnering with us are those whose members wish to improve their current practice environment. Since these physicians frequently have pre-existing relationships with our existing physician partners in other markets, they can quickly conduct their own informal evaluation to understand the benefits of partnering with us to develop a hospital.

     An equally important step in developing a new hospital is performing a detailed market analysis using publicly available data from a number of sources. We use a disciplined, data-driven process, which includes extensive demographic research, the use of publicly available information from Medicare and other sources and sophisticated modeling of potential operating results for a new hospital. The process includes an analysis of the:

•	overall market size for cardiovascular care, including the surrounding communities,

•	projected population growth in the market, particularly for the population group over the age of 55 because they are the primary recipients of cardiovascular care services,

•	Medicare reimbursement rates, which vary depending upon the wage index for the market,

•	effect on reimbursement due to payor mix, including managed care penetration of the market,

•	competitive strengths and weaknesses of each hospital in the market, and

•	licensing and regulatory requirements, including certificate of need requirements.

Diagnostic and Therapeutic Facilities

     We have participated in the development of or have acquired interests in, and provide management services to, fourteen additional facilities where physicians diagnose and treat cardiovascular disease. We manage four additional hospital-based cardiac catheterization laboratories. We also own and operate a fleet of mobile cardiac catheterization laboratories serving hospital networks and maintain a number of mobile and modular cardiac catheterization laboratories in a rental fleet that we lease on a short-term basis. These diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories are equipped to allow the physicians using them to employ a range of diagnostic and treatment options for patients suffering from cardiovascular disease.

Managed Diagnostic and Therapeutic Facilities

     We currently own and/or manage the operations of fourteen cardiac diagnostic and therapeutic facilities. Seven of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and sometimes therapeutic procedures. The remaining seven are not located at hospitals and offer only diagnostic services. We have ownership interests in six of these facilities. The following table provides information about the fourteen facilities.

		MedCath
		Management	Termination
		Commencement	or Next
Facility	Location	Date	Renewal Date

Cardiac Testing Centers, PA	Summit and Springfield, NJ	1992	Jun. 2022
Sun City Cardiac Center, Inc.(3)	Sun City, AZ	1992	Oct. 2032
Heart Institute of Northern Arizona, LLC(3)	Kingman, AZ	1994	Dec. 2034
Cape Cod Cardiology, LLC(1)	Hyannis, MA	1995	Dec. 2015
Gaston Cardiology Services, LLC(1)(2)	Gastonia, NC	1996	Dec. 2028
Colorado Cardiology Services, LLC(1)(3)	Colorado Springs, CO	1999	Dec. 2017
Angleton Danbury Medical Center(3)(4)	Angleton, TX	1999	Feb. 2005
Mercy Medical Center(3)(4)	Springfield, OH	1999	Jun. 2003
Greensboro Heart Center, LLC(1)	Greensboro, NC	2001	Jul. 2031
Wilmington Heart Center, LLC(1)(3)	Wilmington, NC	2001	Dec. 2021
Falmouth Hospital(3)	Falmouth, MA	2002	Aug. 2006
Johnston Memorial Hospital	Smithfield, NC	2002	Aug. 2005
Greater Philadelphia Cardiology Assoc., Inc.(1)(5)	Philadelphia, PA	2002	Jun. 2012
Metuchen Nuclear Cardiology Assoc., PA(3)	Metuchen, NJ	2002	Jan. 2032

(1)	We have an ownership interest in each of these facilities.

(2)	Either party may terminate the agreement for this facility upon six months prior written notice not earlier than seven years from the date the first patient procedure was performed in this facility. We have reason to believe that our hospital partner intends to exercise the early termination option during calendar 2003.

(3)	Our management agreement with each of these facilities includes an option for us to extend the initial term at increments ranging from 1 to 10 years, through an aggregate of up to an additional 40 years for some of the facilities.

(4)	The management agreement with each of these facilities includes an early termination provision upon notice.

(5)	The termination date provided for this facility refers to the professional services agreement with the physician.

     We also managed the operations of Wake Heart Cardiac Diagnostic Center during our fiscal 2002, but we exercised our option to terminate early this management arrangement and to close the center effective October 2002 because the center’s operations were not meeting our objectives.

     Our management services generally include providing all non-physician personnel required to delivering patient care and the administrative, management and support functions required in the operation of the facility. The physicians who supervise or perform diagnostic and therapeutic procedures at these facilities have complete control over the delivery of cardiovascular healthcare services. The management agreements for each of these centers generally have an extended initial term and several renewal options ranging from one to ten years each. The physicians and hospitals with which we have contracts to operate these centers may terminate the agreements under certain circumstances. We may terminate most of these agreements for cause or upon the occurrence of specified material adverse changes in the business of the centers. We intend to develop with physician groups, or acquire contracts to manage, additional diagnostic and therapeutic facilities in the future.

Mobile Catheterization Laboratories Serving Hospital Networks

     We are the largest provider of mobile catheterization services to hospital networks in the United States. Mobile laboratories serving hospital networks are moved, usually on a daily basis, from one hospital to another in a particular hospital network or geographic area. Each mobile laboratory is fully equipped and operated by our medical technicians and nurses, which provides a hospital or physician group with a turnkey catheterization laboratory. Our mobile laboratories permit a group of hospitals located in geographic proximity to one another, each with limited cardiovascular patient volume, to offer cardiovascular services through shared access to equipment and personnel. This also allows hospitals and physicians to offer cardiovascular care services while avoiding the substantial capital expenditures and operating expenses needed to purchase and operate the equipment required to perform these services. We currently have contracts with 29 hospitals for our mobile laboratories. These hospitals pay for the use of our mobile laboratories on a fixed-fee-per-procedure basis and reimburse us for most of the costs incurred in performing procedures. In most instances, the hospitals are obligated to pay a minimum monthly amount regardless of the number of procedures performed in the mobile laboratories while they are located at the hospital.

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

Major Procedures Performed at Our Facilities

     The following is a brief description of the major cardiovascular procedures physicians perform at our hospitals and other facilities.

Invasive Procedures

     Cardiac catheterization: percutaneous intravascular insertion of a catheter into any chamber of the heart or great vessels for diagnosis, assessment of abnormalities, interventional treatment, and evaluation of the effects of pathology on the heart and great vessels.

     Percutaneous cardiac intervention (PCI) including the following:

Atherectomy: A technique using a cutting device to remove plaque from an artery. (Can be used for coronary and non-coronary artery)

Angioplasty: a method of treating narrowing of a vessel (if coronary usually called PTCA-percutaneous transluminal coronary angioplasty), using a balloon catheter to dilate the narrowed vessel.

Percutaneous Balloon Angioplasty: the insertion of one or more balloons across a stenotic heart valve.

Stent: a small expandable wire tube, usually stainless steel, with a self-expanding mesh introduced into an artery. It is used to prevent lumen closure (restenosis) NOTE: stents can be placed in coronary arteries, renal, aortic and other peripheral arteries.

Brachytherapy: a radiation therapy using implants of radioactive material placed inside a coronary stent with restenosis.

     Electrophysiology (EP) study: a diagnostic study of the electrical system of the heart. Procedures include the following:

Cardiac ablation: Removal of a part, pathway or function by surgery, chemical destruction, electrocautery, or radio frequency.

Pacemaker implant: An electrical device that can substitute for a defective natural pacemaker and control the beating of the heart by a series of rhythmic electrical discharges.

Automatic Internal Cardiac Defibrillator (AICD, ICD): Cardioverter implanted in patients at high risk for sudden death from ventricular arrhythmias.

Cardiac assist devices: (example LVAD Left ventricular assist device) a kind of mechanical heart. It is placed inside of a person’s chest where it helps the heart pump oxygen rich blood through out the body.

     Coronary artery bypass graft surgery: A surgical establishment of a shunt that permits blood to travel from the aorta to a branch of the coronary artery at a point past the obstruction.

     Valve Replacement Surgery. Valve replacement is an open-heart surgical procedure involving the replacement of valves that regulate the flow of blood between chambers in the heart, which have become narrowed or ineffective due to the build-up of calcium or scar tissue or the presence of some other physical damage.

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

     Nuclear treadmill exercise test, or nuclear angiogram. This test, which involves the injection of a low level radioactive tracer isotope into the patient’s bloodstream during exercise on a motorized treadmill, frequently is used to screen patients who may need cardiac catheterization and to evaluate the results in patients who have undergone angioplasty or cardiac surgery.

     Standard treadmill exercise test. This test, which involves a patient exercising on a motorized treadmill while the electrical activity of the patient’s heart is measured, frequently is used to screen for heart disease.

     Ultrafast computerized tomography. This test detects the buildup of calcified plaque in coronary arteries before the patient experiences any symptoms.

Cardiology Consulting and Management Services

     We provide business consulting and management services to primarily cardiovascular physician group practices nationwide. We currently consult for and/or manage physician groups with a combined total of over 100 cardiovascular physicians. Services provided include primarily business process reengineering, strategic planning and ancillary development. The physicians in the practices who supervise or provide healthcare services have complete control over the delivery of healthcare services.

Compliance Program

     We have a compliance program that is consistent with guidelines issued by the Office of Inspector General of the Department of Health and Human Services. As part of this compliance program, we adopted a Code of Ethics and designated compliance officers at the corporate level and at individual heart hospitals. Our program includes an anonymous reporting system, compliance training programs, auditing and monitoring programs, including our internal audit function, and a disciplinary system to enforce our code of ethics and other compliance policies. It also includes a process for screening all employees through applicable federal and state databases of sanctioned individuals. Auditing and monitoring activities include claims preparation and submission, and also cover issues such as coding, billing, cost reporting and financial arrangements with physicians and other referral sources. These areas are also the focus of our specialized training programs. The compliance committee of our board of directors oversees the compliance program in coordination with the audit committee of our board of directors that oversees the internal audit function.

Employees

     As of September 30, 2002, we employed 3,729 persons, including 2,607 full-time and 1,122 part-time employees. None of our employees is a party to a collective bargaining agreement, and we consider our relationship with our employees to be good. There currently is a nationwide shortage of nurses and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate our hospitals and other facilities.

     We do not employ any practicing physicians at any of our hospitals or other facilities, except in one instance, whereby one of our hospitals intends to employ a physician for an outlying clinic. Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Any licensed physician — not just our physician partners — may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by the hospital’s medical staff and governing board in accordance with established credentialing criteria.

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

Insurance

     Like most health care companies, we are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance (see additional discussion in Item 7 of this report under the caption Critical Accounting Policies) and general liability insurance in amounts and with deductibles and levels of self-insured retention that we believe are sufficient for our operations. We also maintain umbrella liability coverage to cover claims not covered by our professional malpractice liability or general liability insurance policies.

     Due to unfavorable pricing and availability trends in the general and professional liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, we expect our total insurance premiums, including professional and general liability, property, business, auto, directors and officers, workers compensation and other coverages to increase approximately $5.5 million for our fiscal 2003 compared to fiscal 2002. In addition, we expect to assume a greater portion of the risk, through self-insured retention and higher deductibles, under our new commercial insurance policies during fiscal 2003 than in prior fiscal years. For example, the actuarial determined estimate of the costs of our self-insured retention under our current one-year professional liability policy period through May 31, 2003 has been determined to be approximately $2.9 million.

     As we open new hospitals and diagnostic and therapeutic centers, we also expect to incur additional premium costs and self-insured retention costs to reflect the additional risk exposure. Lastly, we cannot be assured that our professional liability and general liability insurance, nor our recorded reserves for self-insured retention, will cover all claims against us or continue to be available at reasonable costs for us to maintain adequate levels of insurance in the future.

Competition

     In executing our business strategy, we compete primarily with other cardiovascular care providers, principally for-profit and not-for-profit general acute care hospitals. We also compete with other companies pursuing strategies similar to ours, and with not-for-profit general acute care hospitals that may elect to develop a heart hospital. In some of our markets, such as Sioux Falls, South Dakota, we may have only one competitor. In other markets, such as Phoenix, Arizona, our hospitals compete for patients with the heart programs of numerous other hospitals in the same market. In most of our markets we compete for market share of cardiovascular procedures with three to six hospitals. Some of these hospitals are part of large for profit or not-for-profit hospital systems with greater financial resources than we have available to us, and all of them have been operating in the markets they serve for many years. When we open a new hospital, we generally will not be successful unless we capture significant market share from existing hospitals already operating in the market. We believe that all eight of our hospitals in operation as of September 30, 2002 rank first or second in market share of key cardiovascular surgical procedures performed in their markets. The principal competitors of each of our hospitals in operation as of September 30, 2002 are identified below.

Arkansas Heart Hospital	Dayton Heart Hospital
— Baptist Medical Center	— Good Samaritan Hospital
— St. Vincent Infirmary Medical Center	— Kettering Memorial Hospital
Tucson Heart Hospital	Bakersfield Heart Hospital
— Tucson Medical Center	— Bakersfield Memorial Hospital
— University Medical Center	— San Joaquin Community Hospital
Arizona Heart Hospital	Heart Hospital of New Mexico
— Good Samaritan Medical Center	— Presbyterian Hospital
— Phoenix Regional Medical Center	— Lovelace Health Systems
Heart Hospital of Austin	Heart Hospital of South Dakota
— Seton Medical Center	— Sioux Valley Hospital
— St. David’s Hospital

     Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Some of our competitors are larger, are more established, have greater geographic coverage, offer a wider range of services or have more capital or other resources than we do. If our competitors are able to finance capital improvements, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in market share. In operating our hospitals, particularly in performing outpatient procedures, we compete with free-standing diagnostic and therapeutic facilities located in the same markets.

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

Government Regulation

Overview

     The healthcare industry is required to comply with extensive government regulation at the federal, state, and local levels. Under these laws and regulations, hospitals must meet requirements to be licensed under state law and be certified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to matters such as the adequacy of medical care, equipment, personnel, operating policies and procedures, emergency medical care, maintenance of records, relationships with physicians, cost reporting and claim submission, rate-setting, compliance with building codes, and environmental protection. There are also extensive government regulations that apply to our owned and managed diagnostic facilities and the physician practices that we manage. If we fail to comply with applicable laws and regulations, we could be subject to criminal penalties and civil sanctions, our hospitals could lose their licenses, and our hospitals and other healthcare facilities could lose their ability to participate in the Medicare, Medicaid and other federal and state health care programs. In addition, government laws and regulations, or the interpretation of such laws and regulations, may change. If that happens, we may have to make changes in our facilities, equipment, personnel, services or business structures so that our hospitals and other healthcare facilities remain qualified to participate in these programs. We believe that our hospitals and other health care facilities are in substantial compliance with current federal, state, and local regulations and standards.

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

     Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act imposes requirements as to the care that must be provided to anyone who seeks care at facilities providing emergency medical services. Regulations have been adopted that expand the areas within a hospital system that must provide emergency treatment. Sanctions for failing to fulfill these requirements include exclusion from participation in the Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A hospital that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our emergency care practices are in compliance with the law, we cannot assure you that governmental officials responsible for enforcing the law or others will not assert that we are in violation of these laws.

     Certificate of Need laws. In some states, the construction of new facilities, the acquisition of existing facilities or the addition of new beds or services may be subject to review by state regulatory agencies under a certificate of need program. These laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services. Currently, we do not operate any hospitals in states that have adopted certificate of need laws. However, these laws may limit our ability to acquire or develop new facilities in states that have such laws. We operate diagnostic facilities in some states with certificate of need laws and we believe they are operated in compliance with applicable requirements. However, we cannot assure you that government officials will agree with our interpretation of these laws.

     Professional licensure. Healthcare professionals at our hospitals and diagnostic and therapeutic facilities are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents have all necessary licenses and certifications, and we believe that our employees and agents comply with all applicable state laws.

     Corporate practice of medicine and fee-splitting. Some states have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of the business arrangements. These laws vary from state to state, are often vague and in most states have seldom been interpreted by the courts or regulatory agencies. We have attempted to structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot assure you that governmental officials charged with responsibility for enforcing these laws will not assert that we, or the transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

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

     The Office of Inspector General is primarily responsible for enforcing the anti-kickback statute and generally for identifying fraud and abuse activities affecting government programs. In order to fulfill its duties, the Office of Inspector General performs audits and investigations. In addition, the agency provides guidance to healthcare providers by issuing Special Fraud Alerts and Bulletins that identify types of activities that could violate the anti-kickback statute and other fraud and abuse laws. The Office of the Inspector General has identified the following arrangements with physicians as potential violations of the statute:

•	payment of any incentive by the hospital each time a physician refers a patient to the hospital,

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital,

•	provision of free or significantly discounted billing, nursing, or other staff services,

•	free training for a physician’s office staff including management and laboratory techniques,

•	guarantees which provide that if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder,

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital,

•	payment of the costs of a physician’s travel and expenses for conferences,

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered, or

•	purchasing goods or services from physicians at prices in excess of their fair market value.

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

     Physician self-referral law. Section 1877 of the Social Security Act, commonly known as the Stark Law, prohibits physicians from referring Medicare and Medicaid patients for certain designated health services to entities in which they or any of their immediate family members have a direct or indirect ownership or compensation arrangement unless an exception applies. The initial Stark I Law applied only to referrals of clinical laboratory services. The statute was expanded in Stark II to apply to ten additional “designated health services” including inpatient and outpatient hospital services, and certain radiology services. Sanctions for violating the Stark Law include civil monetary penalties, including up to $15,000 for each improper claim and $100,000 for any circumvention scheme, and exclusion from the Medicare or Medicaid programs. There are various ownership and compensation arrangement exceptions to the self-referral prohibition, including an exception for a physician’s ownership in an entire hospital (as opposed to an ownership interest in a hospital department) if the physician is authorized to perform services at the hospital. There is also an exception for ownership of publicly traded securities in a company such as ours that has shareholder equity exceeding $75 million at the end of its most recent fiscal year or on average during the three previous fiscal years, as long as the physician acquired the security on terms generally available to the public and the security is traded on one of the major exchanges. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, personal service arrangements, isolated financial transactions, payments by physicians, leases, and recruitment agreements, as long as these arrangements meet certain conditions.

     Phase I of the final Stark regulations was issued in January 2001, and largely went into effect on January 4, 2002, except for one provision interpreting the requirement in many Stark Law exceptions that a physician’s compensation must be “set in advance.” The anticipated release date for the interpretation of this term in the Phase I regulations, which would have precluded certain percentage compensation arrangements from qualifying for these exceptions, has now been extended, and, therefore, the effective date of that portion of Phase I has been extended to July 7, 2003. The Centers for Medicare & Medicaid Services has not yet finalized the balance of the regulations. Phase II is expected to be published before July 7, 2003 and will address those exceptions not addressed in Phase I, and application of the law under the Medicaid program. Until the Phase II regulations are issued, the government has indicated that it will accept any reasonable interpretation of the statutory language. There have been few enforcement actions taken and relatively few cases interpreting the Stark Law to date, although a recent case struck down one aspect of the Phase I regulations relating to the Stark Law’s applicability to certain types of services. As a result, there is little indication as to how courts will interpret and apply the Stark Law; however, enforcement is expected to increase. We believe we have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and the regulatory exceptions in Phase I of the final regulations. In particular, we believe that our physician ownership arrangements meet the Stark whole hospital exception. In addition, we expect to meet the exception for publicly traded securities. The diagnostic and other facilities that we own do not furnish any designated health services as defined under the Phase I regulations and thus referrals to them are not subject to the Stark Law’s prohibitions. We cannot predict the final form that such regulations will take or the effect those regulations will have on us or our arrangements with physicians.

     The Stark Law may also be amended in ways that we cannot predict at this time, including possible changes to the current physician ownership and compensation exceptions. For example, in July 2001 Representative Kleczka introduced a bill, with Representative Stark as a co-sponsor, that would amend the Stark Law to add as a requirement to the exception for a physician’s ownership in an entire hospital that the physician purchase the ownership interest on terms generally available to the public. If enacted as proposed, this provision would apply only to ownership and other investment interests purchased by physicians on or after the effective date of this proposed amendment to the Stark Law. Thus, this change in the Stark Law would not apply to the ownership interests of the physicians who previously invested in the ventures that own and operate our existing heart hospitals or of those who invest in ventures formed to develop future hospitals as long as their interests are purchased prior to the effective date. Since Congress failed to act before the end of the 107th legislative session, the Kleczka bill expired. However, it or another similar piece of legislation could be introduced during the next Congressional session. Possible amendments to the Stark Law could require us to change the manner in which we establish relationships with physicians to develop a heart hospital. We cannot predict whether this or any other law or amendment will be enacted or the effect they might have on us.

     Many states in which we operate also have adopted, or are considering adopting physician self-referral laws which may prohibit certain physician referrals or require certain disclosures. Some of these state laws apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure and may have broader prohibitions than the Stark Law or more limited exceptions. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. In addition, existing state self-referral laws may be amended. For example, two bills on this subject have been introduced in the Ohio General Assembly.

One bill relates to facilities licensed as special hospitals under state law and thus would not apply to our Dayton Heart Hospital because we are licensed as a general acute care hospital. Another bill would expand Ohio’s self-referral statute to prohibit certain referrals for inpatient hospital services. The bill would also eliminate the exception under current Ohio law for certain physician investments in hospitals. If enacted without any modification, this bill could require restructuring certain of our investment arrangements with physicians in our Dayton Heart Hospital. The Ohio General Assembly session ends on December 31, 2002, and if this bill is not enacted by that date, it will expire; however, it is possible these bills will be reintroduced during 2003. We cannot predict whether this or any other state law or amendment will be enacted or its effect on us.

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

Healthcare Industry Investigations

     The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers’ business arrangements and claims in an effort to identify and prosecute fraudulent and abusive practices. There are ongoing federal and state investigations in the healthcare industry regarding multiple issues including cost reporting, billing and charge-setting practices, unnecessary utilization, physician recruitment practices, physician ownership of healthcare providers and joint ventures with hospitals. Certain of these investigations have targeted hospitals and physicians. We have substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal requirements and current industry standards. However, because the federal and state fraud and abuse laws are complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that in the past have been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

     A number of healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example involved the federal government’s initiative regarding hospitals’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. The government targeted all hospital providers to ensure conformity with this reimbursement rule. Further, the federal government continues to investigate Medicare overpayments to prospective payment system hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. Law enforcement authorities, including the Office of the Inspector General and the Department of Justice, are also increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and business opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

     It is possible that governmental entities could initiate investigations on these or other subjects in the future at our facilities and that such investigations could result in significant costs in responding to such investigations and penalties to us, as well as adverse publicity, declines in stock value and lawsuits brought by shareholders. It is also possible that our executives, managers and Board members, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any material governmental investigations involving any of our facilities, our executives, managers or Board members. The positions taken by authorities in any future investigations of us, our executives, managers, Board members or other healthcare providers, and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.

Clinical Trials at Hospitals

     Our hospitals serve as research sites for physician clinical trials sponsored by pharmaceutical and device manufacturers and therefore may perform services on patients enrolled in those studies, including implantation of experimental devices. Only physicians who are members of the medical staff of the hospital may participate in such studies at the hospital. All trials are approved by an Institutional Review Board, which has the responsibility to review and monitor each study pursuant to applicable law and regulations. Such clinical trials are subject to various regulatory requirements.

     The industry standard for conducting preclinical testing is embodied in the investigational new drug regulations administered by the Food and Drug Administration. Research conducted at institutions supported by funds from the National Institutes of Health must also comply with multiple project assurance agreements and with regulations and guidelines governing the conduct of clinical research that are administered by the National Institutes of Health, the HHS Office of Research Integrity and the office of Human Research Protection. Research funded by the National Institutes of Health must also comply with the federal financial reporting and record keeping requirements incorporated into any grant contract awarded. The requirements for facilities engaging in clinical trials are set forth in the code of federal regulations and published guidelines. Regulations related to good clinical practices and investigational new drugs have been mandated by the Food and Drug Administration and have been adopted by similar regulatory authorities in other countries. These regulations contain requirements for research, sponsors, investigators, institutional review boards and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written protocols and standard operating procedures are followed during the conduct of studies and for the recording, reporting and retention of study data and records. The centers for Medicare and Medicaid services also impose certain requirements for billing of services provided in connection with clinical trials.

     The Food and Drug Administration and other regulatory authorities require that study results and data submitted to such authorities are based on studies conducted in accordance with the provisions related to good clinical practices and investigational new drugs. These provisions include:

•	complying with specific regulations governing the selection of qualified investigators,

•	obtaining specific written commitments from the investigators,

•	disclosure of financial conflicts-of-interest,

•	verifying that patient informed consent is obtained;

•	instructing investigators to maintain records and reports,

•	verifying drug or device safety and efficacy; and

•	permitting appropriate governmental authorities access to data for their review.

     Records for clinical studies must be maintained for specific periods for inspection by the Food and Drug Administration or other authorities during audits. Non-compliance with the good clinical practices or investigational new drug requirements can result in the disqualification of data collected during the clinical trial. It may also lead to department of an investigator or institution if fraud or substantial non-compliance is detected. Finally, non-compliance could lead to revocation, or non-renewal of government research grants.

     Although we believe that we are currently in compliance in all material respects with applicable federal, state and international laws such laws may be modified, interpreted or enforced differently in the future. Failure to comply with new or revised existing laws and regulations could subject us and physician investigators to loss of the right to conduct research, civil fines, criminal penalties and other enforcement actions.

     Finally, new final rules have been adopted by the Department of Health and Human Services related to the responsibilities of healthcare entities to maintain the privacy of patient identifiable medical information. These rules are discussed in more detail in the following section. We are working to comply with these rules as they apply to clinical research when compliance is required on April 14, 2003, and to obtain all required patient authorizations.

Privacy and Security Requirements

     The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, the Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002. However, Congress passed legislation in December 2001 which delayed the effective date for one year for those organizations which submitted a plan by October 2002 demonstrating how they will achieve compliance with the regulations by October 16, 2003. We cannot predict the impact that any new law or the final regulations, when fully implemented, will have on us.

     The Administrative Simplification Provisions also require the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. The Department of Health and Human Services proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed, would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health- related information. In addition, the Department of Health and Human Services released final regulations containing privacy standards on December 28, 2000. These privacy regulations are effective April 14, 2001, but compliance with these regulations is not required until April 2003. The government issued further modifications to these regulations on August 14, 2002. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations, as proposed, and the privacy regulations could impose significant costs on our facilities in order to comply with these standards. We cannot predict the final form that these regulations will take or the impact that final regulations, when fully implemented, will have on us.

     Violations of the Administrative Simplification Provisions could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the regulations issued under the Administrative Simplification Provisions. These statutes vary by state and could impose additional penalties.

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

Compliance Program

     The Office of Inspector General has issued guidelines to promote voluntarily developed and implemented compliance programs for the healthcare industry. In February 1998, the Office of Inspector General issued compliance program guidance for hospitals. In response to the original 1998 guidelines, the Company adopted a Code of Ethics, designated compliance officers in the parent corporation and individual hospitals, established a toll free compliance line, which permits anonymous reporting, implemented various compliance training programs, and developed a process for screening all employees through applicable federal and state databases.

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

     It is our policy to require our officers and employees to participate in compliance training programs. The board of directors has established a compliance committee, which oversees implementation of the compliance program. The committee consists of three outside directors, and is chaired by Galen Powers, a director and former chief counsel for the Health Care Financing Administration (now known as the Centers for Medicare & Medicaid Services), where he was responsible for providing legal advice on federal healthcare programs, particularly Medicare and Medicaid. The compliance committee of the board meets at least quarterly.

     The corporate compliance officer is appointed by the board, and reports to the chief executive officer and to the compliance committee of the board at least quarterly. The corporate compliance officer is a senior vice president, and has a background in nursing and hospital administration. Each hospital has its own compliance committee that reports to its governing board. The hospital president serves as the hospital’s compliance officer. The board of directors’ compliance committee assesses each hospital’s compliance program at least annually. The corporate compliance officer annually visits the hospitals for compliance reviews, provides an audit guide to the hospitals to evaluate compliance with our policies and procedures, and serves on the compliance committee of each hospital.

     The objective of the program is to ensure that our operations at all levels are conducted in compliance with applicable federal and state laws regarding both public and private healthcare programs. The OIG announced in its work plan for fiscal year 2003 that it is considering revisions to its compliance guidance for hospitals, and if revisions are published, we will endeavor to modify our compliance program accordingly.

Payment

     Medicare. Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Under the Medicare program, we are paid for certain inpatient and outpatient services performed by our hospitals and also for services provided at our diagnostic and other facilities.

     Medicare payments for inpatient acute services are generally made pursuant to a prospective payment system. Under this system, our hospitals are paid a prospectively-determined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group. Based upon the patient’s condition and treatment during the relevant inpatient stay, each diagnosis-related group is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. Such payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, diagnosis-related group payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While hospitals generally do not receive direct payment in addition to a diagnosis-related group payment, hospitals may qualify for an outlier payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified threshold.

     The diagnosis-related group rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. The annual update factor historically has been lower than the projected increases in the market basket index. For federal fiscal years 2002 and 2003, hospitals will receive the market basket index minus 0.55 percentage points, and in federal fiscal year 2004 and subsequently hospitals will receive the full market basket index update. Future legislation may increase or decrease diagnosis-related group payment updates, or otherwise modify Medicare reimbursement to acute care hospitals, but we are not able to predict the amount of any such reimbursement changes or the effect that such changes will have on us.

     Outpatient services were traditionally paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act of 1997 established a prospective payment system for outpatient hospital services that commenced on August 1, 2000. Based upon our experience with the new prospective payment system for outpatient hospital services, we do not believe the new system will have a substantial adverse effect on our operating results. Under the final outpatient hospital rule for 2003, published November 2, 2002, total payments to outpatient hospitals departments are expected to be $18.7 billion, up from $17.7 billion in 2002, with Medicare rates increasing for each service by an average of 3.7 percent. Moreover, Medicare will fully fund pass-through payments for “new tech” drugs and devices for 2003. The final rule also establishes payment for 95 categories of devices and approximately 240 drugs that qualify for temporary pass-through payments through the end of 2002, but which will not be eligible for these add-on payments in 2003. Based on our preliminary review of CMS’ final regulation, at this time we anticipate that the reimbursement changes will not have a substantial impact on our future operating results.

     Services provided at our freestanding diagnostic facilities are typically reimbursed on the basis of the physician fee schedule which is revised periodically, and bases payment on various factors including resource-based practice expense relative value units, or RVUs, and geographic practice cost indices. CMS estimates that Medicare physician fee schedule rates will decrease by an average 4.4 percent as of February 1, 2003, although several bills are expected to be introduced in the next legislative session to provide some additional reimbursement to physicians and other types of providers. Future legislation or regulations may increase or decrease the reimbursement rates set on the physician fee schedule or otherwise modify reimbursement to our diagnostic and therapeutic facilities but we are not able to predict the amount of any changes or their effect on us.

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

     The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may adversely affect our business. There can be no assurance that payments for hospital services and cardiac diagnostic and other procedures under the Medicare and Medicaid programs will continue to be based on current methodologies or remain comparable to present levels. In this regard, we may be subject to rate reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment reductions and delays in payment to us.

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

     Commercial insurance. Our hospitals provide services to individuals covered by private healthcare insurance. Private insurance carriers pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the costs of hospital services by negotiating discounts, and including the use of prospective payment systems, which would reduce payments by commercial insurers to our hospitals. Reductions in payments for services provided by our hospitals to individuals covered by commercial insurers could adversely affect us.

Item 2.    Properties

     Our executive offices are located in Charlotte, North Carolina in approximately 32,580 square feet of leased commercial office space.

     Each of the ventures we have formed to develop a hospital owns the land and buildings of the hospital, with the exception of the land underlying the Heart Hospital of Austin, which we lease. Each venture has pledged its interest in the land and hospital building to secure the term debt incurred to develop the heart hospital, and substantially all the equipment located at these ventures is pledged as collateral to secure long-term debt. Each venture formed to own and operate a diagnostic and therapeutic facility leases its facility.

     Additional information with respect to our hospital facilities and our diagnostic and therapeutic facilities can be found in Item 1 of this report under the captions, Business — Our Hospitals, and Business — Diagnostic and Therapeutic Facilities.

Item 3.    Legal Proceedings

     We are involved in various litigation and proceedings in the ordinary course of our business. We do not believe, based on advice of counsel, our experience with past litigation, and taking into account our applicable insurance coverage, the outcome of any such litigation, individually or in the aggregate, will have a material adverse effect upon our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding our executive officers.

Name	Age	Title

Stephen R. Puckett	50	Chairman of the Board
David Crane	46	President and Chief Executive Officer and Director
Michael G. Servais	56	Executive Vice President and Chief Operating Officer
James E. Harris	40	Executive Vice President and Chief Financial Officer
Dennis I. Kelly	45	Executive Vice President of Development
Thomas K. Hearn, III	42	President, Diagnostic Division
Joan McCanless	49	Senior Vice President Risk Management and Decision Support/Corporate Compliance Officer
R. William Moore, Jr.	53	President, Hospital Division
J. Arthur Parker	37	Senior Vice President, Treasurer
David W. Perry	31	Vice President, Chief Accounting Officer
A. Kenneth Petronis	43	President, Cardiology Consulting and Management

     Stephen R. Puckett has been our chairman of the board since December 1999. He was a founder of our predecessor company in 1988 and served as chairman of the board, president and chief executive officer from that time until December 1999 when he became chairman. From 1984 to 1989, Mr. Puckett served as executive vice president and chief operating officer of the Charlotte Mecklenburg Hospital Authority, a large multi-hospital system, and from 1981 to 1983, he served as its senior vice president. Mr. Puckett serves as a director of PharmaNetics. Mr. Puckett received a B.A. from the University of Alabama and an M.S. in Health Management from the University of Alabama at Birmingham.

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

     James E. Harris has been our executive vice president and chief financial officer since December 1999. From 1998 to 1999, Mr. Harris was chief financial officer for Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, Mr. Harris served in several different officer positions with The Shelton Companies, a private investment company. Prior to joining The Shelton Companies, Mr. Harris spent two years with Ernst & Young as a senior accountant. Mr. Harris received his B.S.B.A. from Appalachian State University and his M.B.A. from Wake Forest University’s Babcock School of Management.

     Dennis I. Kelly has been our executive vice president of development since January 1999. From 1995 to 1999, Mr. Kelly was the vice president of governmental and national accounts for Siemens Medical Systems, Inc. Mr. Kelly initially joined Siemens in 1983 as a sales representative and held various management positions prior to 1995. Mr. Kelly received a B.S. from Westminster College and a Registered Technologist, Radiography from the University of Utah.

     Thomas K. Hearn III has been president of our diagnostic division since November 1995. From August 1993 to November 1995, Mr. Hearn served as president of Decision Support Systems, Inc., a healthcare software and consulting firm that he co-founded. Mr. Hearn was employed from 1987 to 1993 by the Charlotte Mecklenburg Hospital Authority, a large multi-hospital system, where he served as vice president of administration and administrator of the Authority’s Carolinas Heart Institute. From 1985 to 1987, Mr. Hearn developed managed care products for Voluntary Hospitals of America, a consortium of non-profit hospitals. Mr. Hearn received a B.A. from the College of William and Mary, and the M.P.H. and M.B.A. degrees from the University of Alabama at Birmingham.

     Joan McCanless has been senior vice president of risk management and decision support since 1996 and corporate compliance officer since January 1999. From 1993 to 1996, Ms. McCanless served as a principal of Decision Support Systems, Inc., a healthcare software and consulting firm that she co-founded. Prior to co-founding Decision Support Systems, she was employed at the Charlotte Mecklenburg Hospital Authority where she served as vice president of administration, a department director, head nurse and staff nurse. Ms. McCanless received her B.S. in Nursing from the University of North Carolina at Charlotte.

     R. William Moore, Jr. has been president of our hospital division of since November 1995. From 1994 to 1995, Mr. Moore served as president of our first heart hospital, the McAllen Heart Hospital. From 1989 to 1994, Mr. Moore was administrator of University Hospital, a 130-bed hospital in the Charlotte Mecklenburg Hospital Authority’s large multi-hospital system. Mr. Moore received a B.A. from Ohio Northern University and an M.B.A. from Western Carolina University.

     J. Arthur Parker has been has been senior vice president and treasurer since March 2001. From 1987 to 2001, Mr. Parker served in various positions with Bank of America, which culminated in his position as a high yield bond research analyst with responsibility for coverage of the health care industry at Banc of America Securities. Mr. Parker received his B.A. from the University of Georgia and M.B.A. from Wake Forest University’s Babcock School of Management.

     David W. Perry has been vice president and chief accounting officer since February 2001. From 1994 to 2001, Mr. Perry served in various positions with Deloitte & Touche, which culminated in his position as a senior manager in assurance and advisory services in the Charlotte office of Deloitte & Touche. Prior to 1994, Mr. Perry spent a year with KPMG Peat Marwick as a staff accountant. Mr. Perry received his B.B.A. from James Madison University.

     A. Kenneth Petronis has been president of our cardiology consulting and management business since September 1997. From 1993 to 1997, Mr. Petronis was vice president of network management for PHP, Inc., a subsidiary of United HealthCare of North Carolina, Inc., the largest managed care company in North Carolina. In this role, Mr. Petronis oversaw contractual relationships with over 8,000 physicians and 100 hospitals. Prior to holding that position, Mr. Petronis was with LeBauer HealthCare, the largest multi-specialty clinic in Greensboro, North Carolina, where he was the chief executive officer for four years. Mr. Petronis holds a B.A. degree from Duke University and an M.B.A. from Northwestern University’s Kellogg School.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock began trading on July 24, 2001, on the Nasdaq National Market® under the symbol “MDTH.” At December 16, 2002, there were 18,011,520 shares of common stock outstanding, 86 holders of record and approximately 2,000 beneficial owners of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq National Market:

Year Ended September 30, 2002	High	Low

First Quarter	$21.00	$15.65
Second Quarter	23.24	15.70
Third Quarter	21.40	15.98
Fourth Quarter	18.32	11.20
Year Ended September 30, 2001
Fourth Quarter (July 24 to September 30, 2001)	26.31	15.96

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

     The shares of common stock sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. All 6,000,000 shares of common stock offered in the final prospectus were sold at a price of $25.00 per share. The aggregate gross proceeds of shares offered and sold were $150.0 million. At the time of the offering, we recognized net proceeds of approximately $135.9 million after deducting the underwriting discounts and commissions and other offering expenses. During our fiscal year ended September 30, 2002, we recognized two transactions that increased our net proceeds from the offering by approximately $1.1 million, to a total of $137.0 million. First, we recognized an approximately $800,000 tax benefit relating to approximately $2.1 million of offering expenses which were determined to be deductible for income tax purposes. Second, we recognized an approximately $293,000 reduction in other offering expenses from the final settlement of estimated expenses accrued at the time of the offering. Of the total $137.0 million in net proceeds from the offering, we immediately used approximately $25.4 million to increase our ownership interest in five of our heart hospitals and approximately $18.0 million to pay all amounts outstanding under our $100.0 million credit facility. In October 2001, we used $17.4 million of the net proceeds from the offering to increase our ownership interest in the Heart Hospital of New Mexico. That acquisition increased our ownership interest in the Heart Hospital of New Mexico from a 24.0% minority interest to a 69.0% majority interest ownership position, giving us substantive control of the heart hospital. Accordingly, we began to consolidate in our financial statements the hospital’s results of operations and financial position beginning October 1, 2001, the date of acquisition. We have also invested approximately $14.1 million of the net proceeds from the public offering in our hospital development program.

     We expect to use the remaining approximate $62.1 million of net proceeds from the offering to develop additional hospitals and for working capital and other corporate purposes, including the possible acquisition of additional interests in our existing hospitals. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the use of the net proceeds from the offering. Pending those uses, we are investing the funds, along with our operating cash, in money market funds or similar short-term interest bearing, investment-grade securities, which are include in cash and cash equivalents in our consolidated balance sheet.

Item 6.    Selected Consolidated Financial Data

     The following table sets forth selected consolidated financial data of:

•	MedCath Corporation, subsequent to the initial public offering, and MedCath Holdings, Inc. prior to the initial public offering, as of and for the years ended September 30, 2002, 2001, 2000, 1999 and as of and for the two months ended September 30, 1998; and

•	our predecessor company, MedCath Incorporated, as of and for the ten months ended July 31, 1998.

     The selected consolidated financial data have been derived from the audited consolidated financial statements of MedCath Corporation and our predecessor company. The selected consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes, appearing elsewhere in this report.

						Predecessor
	MedCath Corporation					Company(a)

					Two Months	Ten Months
	Year Ended September 30,				Ended	Ended
					September 30,	July 31,
	2002	2001	2000	1999	1998	1998

	(In thousands, except for per share data and selected operating data)
Consolidated Statement of Operations Data:
Net revenue	$477,628	$377,007	$332,337	$255,756	$34,574	$155,897
Income (loss) from operations	$55,769	$42,408	$18,543	$(9,685)	$(764)	$8,028
Net income (loss)	$24,351	$1,051	$(13,635)	$(39,930)	$(2,623)	$(2,521)
Earnings (loss) per share, basic	$1.35	$0.08	$(1.15)	$(3.37)	$(0.22)	$—
Earnings (loss) per share, diluted	$1.34	$0.08	$(1.15)	$(3.37)	$(0.22)	$—
Weighted average number of shares, basic(b)	18,012	13,007	11,837	11,836	11,861	—
Weighted average number of shares, diluted(b)	18,117	13,107	11,837	11,836	11,861	—
Cash Flow and Other Data:
Net cash provided by operating activities	$69,692	$44,836	$16,626	$9,988	$1,069	$6,024
Net cash provided by (used in) investing activities	$(90,751)	$11,222	$(13,163)	$(57,571)	$(2,519)	$(89,772)
Net cash provided by (used in) financing activities	$25,470	$50,678	$(24,274)	$50,430	$10,055	$83,121
EBITDA(c)	$92,266	$66,740	$55,142	$32,944	$3,451	$34,547
EBITDA, before pre-opening expenses(c)	$100,605	$68,230	$55,691	$39,792	$5,198	$34,547
Selected Operating Data (consolidated):
Number of hospitals (d)	7	6	6	4	3	3
Admissions(e)	28,535	23,474	20,511	14,054	1,200	5,688
Adjusted admissions(f)	34,683	28,408	25,213	16,512	1,407	6,652
Patient days(g)	106,118	92,588	85,239	62,765	5,823	29,746
Average length of stay (days)(h)	3.7	3.9	4.2	4.5	4.9	5.2
Occupancy(i)	70.9%	76.9%	65.8%	65.9%	52.5%	53.9%
Inpatient catheterization procedures	15,839	11,950	10,821	7,687	740	3,416
Inpatient surgical procedures	7,288	6,577	6,354	4,657	492	2,126

	September 30,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash and cash equivalents	$118,768	$114,357	$7,621	$28,432	$25,585
Working capital	$97,816	$114,891	$13,895	$35,435	$34,434
Total assets	$741,027	$606,619	$485,667	$472,285	$489,011
Long-term debt and capital leases, excluding current maturities	$271,456	$210,747	$248,101	$235,698	$217,635
Other long-term obligations	$5,818	$3,643	$151	$3,295	$—
Stockholders’ equity	$325,690	$300,964	$160,625	$174,260	$215,024

(a)	In July 1998, affiliates of Kohlberg Kravis Roberts & Co., L.P. and Welsh, Carson, Anderson & Stowe and members of our management team acquired our predecessor company, MedCath Incorporated from its public stockholders in a merger transaction.

(b)	See Note 13 to the consolidated financial statements included elsewhere in this report.

(c)	EBITDA represents income (loss) from operations before depreciation, amortization, loss (gain) on disposal of property and equipment, gain on sale of hospital and impairment of long-lived assets. EBITDA, before pre-opening expenses is defined as EBITDA adjusted to exclude costs incurred during development and prior to the opening of a facility (pre-opening expenses). EBITDA and EBITDA, before pre-opening expenses should not be considered measures of financial performance under accounting principles generally accepted in the United States. Items excluded from EBITDA and EBITDA, before pre-opening expenses are significant components in understanding and assessing financial performance. EBITDA and EBITDA, before pre-opening expenses are key measures used by management to evaluate our consolidated operations and provide useful information to investors. EBITDA and EBITDA, before pre-opening expenses should not be considered in isolation or as alternatives to net income, cash flows generated by operations, investing or financing activities, or performance or liquidity. Because EBITDA and EBITDA, before pre-opening expenses are not measurements determined in accordance with accounting principles generally accepted in the United States and are thus susceptible to varying calculations, these measurements as presented may not be comparable to similarly titled measurements of other companies.

(d)	Selected operating data includes consolidated hospitals in operation as of the end of period; does not include hospitals which were accounted for using the equity method in our consolidated financial statements.

(e)	Admissions represent the number of patients admitted for inpatient treatment.

(f)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(g)	Patient days represent the total number of days of care provided to inpatients.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of beds in service.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and related financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

     We focus primarily on the diagnosis and treatment of cardiovascular disease. We design, develop, own and operate hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of our hospitals is a freestanding, licensed general acute care hospital, we focus on serving the unique needs of patients suffering from cardiovascular disease. Since January 1994, we have developed ten hospitals in seven states, including Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas, where we opened our newest hospital in Harlingen, Texas on October 2, 2002. As of December 16, 2002, we had nine hospitals in operation with a total of 577 licensed beds and had sold one hospital in McAllen, Texas. We are currently in the process of developing our tenth hospital, which will be a heart hospital located in St. Tammany Parish just north of New Orleans, Louisiana, our eleventh hospital, which will be a heart hospital located in San Antonio, Texas, our twelfth hospital, which will be a heart hospital located in Glendale, near Milwaukee, Wisconsin, and our thirteenth hospital, which will be a heart hospital located in Lafayette, Louisiana. We expect to open these four new hospitals during March 2003 (St. Tammany Parish), the late summer of 2003 (San Antonio), and the fall of 2003 (Glendale and Lafayette). These four new hospitals are expected to have a total of 182 licensed beds. Our hospital division accounted for 83.7% of our net revenue for our fiscal year ended September 30, 2002.

     In addition to our hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities located in eight states and through mobile cardiac catheterization laboratories. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.

     We completed our initial public offering in July 2001 by issuing 6,000,000 new shares of our common stock at a price of $25.00 per share, thereby generating aggregate gross proceeds of $150.0 million. We recognized net proceeds from the public offering of approximately $137.0 million after deducting the underwriting discounts and commissions and other offering expenses. Concurrent with the public offering, we completed a series of transactions that we undertook to prepare for the public offering and to increase our ownership interest in some of our hospitals. First, we established MedCath Corporation as our new holding company by issuing 11,879,918 shares of our common stock in exchange for all of the outstanding shares of common stock of our predecessor holding company, MedCath Holdings, Inc. Second, we completed a series of transactions in which we issued 131,602 shares of our common stock valued at the public offering price and paid approximately $25.4 million cash to acquire additional ownership interests in five of our hospitals from our physician and hospital partners in each of those hospitals. The shares of common stock issued in these transactions were in addition to the shares sold in the public offering. The cash paid in these transactions was financed with a portion of the net proceeds from the public offering.

Hospital Ownership and Capital Structure

     Each of our hospitals is organized as either a limited liability company or limited partnership, with one of our wholly owned subsidiaries serving as the manager or general partner and typically holding from 51% to 71% of the ownership interest in the entity. In most cases, our physician partners own the remaining ownership interests as members or limited partners. In some instances, local market conditions have made it advantageous for us to organize a hospital with a community hospital investing as a partner in addition to physicians. In three of our hospitals, there are hospital partners that hold ownership interests of 3%, 15% and 33%. We include in our consolidated financial statements hospitals over which we exercise substantive control, including all hospitals in which we own more than a 50% interest. We use the equity method of accounting for hospitals in which we hold less than a 50% interest and over which we do not exercise substantive control.

     The following table identifies our hospital ownership percentages as of the end of each of our three most recent fiscal years.

			MedCath Ownership %
		Opening Date	September 30,
		(Scheduled
Hospital	Location	Open Date)	2002	2001	2000

Arkansas Heart Hospital	Little Rock, AR	Mar. 1997	70.3%	70.3%	51.0%
Tucson Heart Hospital	Tucson, AZ	Oct. 1997	58.6%	58.6%	33.3%
Arizona Heart Hospital	Phoenix, AZ	Jun. 1998	70.6%	70.6%	51.0%
Heart Hospital of Austin	Austin, TX	Jan. 1999	70.9%	70.9%	51.5%
Dayton Heart Hospital	Dayton, OH	Sep. 1999	66.5%	66.5%	36.8%
Bakersfield Heart Hospital	Bakersfield, CA	Oct. 1999	53.3%	53.3%	53.3%
Heart Hospital of New Mexico	Albuquerque, NM	Oct. 1999	69.0%	24.0%	24.0%
Heart Hospital of South Dakota	Sioux Falls, SD	Mar. 2001	33.3%	33.3%	33.3%
Harlingen Medical Center	Harlingen, TX	Oct. 2002	51.0%	51.0%	53.1%
Louisiana Heart Hospital	St. Tammany Parish, LA	(Mar. 2003)	52.6%	53.0%	—
Heart Hospital of San Antonio	San Antonio, TX	(Late summer 2003)	51.4%	51.8%	—
The Heart Hospital of Milwaukee	Glendale WI	(Fall 2003)	60.3%	—	—
Heart Hospital of Lafayette	Lafayette, LA	(Fall 2003)	59.1%	—	—

     As a result of the increase in our ownership interest in Tucson Heart Hospital from a minority to a majority ownership position in July 2001, we obtained substantive control of that hospital and began consolidating in our financial statements the hospital’s results of operations and financial position from the date of acquisition. We had previously been required to use the equity method of accounting for Tucson Heart Hospital, which means that we included in our consolidated statement of operations only a percentage of the hospital’s reported net income or loss for each reporting period as equity in net earnings (losses) of unconsolidated affiliates.

     During our fiscal year 2000, we also included in our consolidated financial statements one hospital, Dayton Heart Hospital, in which we owned less than a 50% interest, but over which we exercised substantive control. At the beginning of our fiscal year 2001, we obtained a greater than 50% interest in Dayton Heart Hospital due to our community hospital partner forfeiting its interest in that hospital.

     Effective October 1, 2001, we used approximately $17.4 million of the net proceeds from the public offering to an acquire additional 45.0% ownership interest in our Heart Hospital of New Mexico from our physician and hospital partners. The acquisition increased our ownership interest in the Heart Hospital of New Mexico from a 24.0% minority ownership position to a 69.0% majority ownership position, and we obtained substantive control of the hospital. Accordingly, we began to consolidate in our financial statements the hospital’s results of operations and financial position from October 1, 2001 (the first day of our fiscal year 2002). Before acquiring this additional interest, we were required to account for our investment in the Heart Hospital of New Mexico using the equity method of accounting, which means that we included in our consolidated statement of operations only a percentage of the hospital’s reported net income or loss for each reporting period as equity in net earnings (losses) of unconsolidated affiliates.

     As of October 1, 2001 (the first day of our fiscal year 2002), our Heart Hospital of South Dakota is the only hospital in which we do not have a majority ownership interest and for which we do not consolidate the hospital’s results of operations and financial position in our consolidated financial statements.

     During 2000, we were approached with two offers to buy our McAllen Heart Hospital, in which we owned a 50.2% interest. On March 1, 2001, the hospital was sold to an affiliate of Universal Health Services, Inc. for approximately $56.0 million. Approximately $38.0 million of the sale proceeds were used to repay the hospital’s long-term debt, including intercompany debt. The net proceeds of the sale have been and will be distributed to the owners of the hospital based on their respective ownership percentages.

     Hospitals under development are typically capitalized with a mix of debt and equity. Equity represents approximately 15% to 20% of our new hospital’s anticipated development costs, which include real estate acquisition, construction costs, equipment purchases and pre-opening expenses, with debt accounting for the remainder of the project costs. Commercial banks or Real Estate Investment Trusts typically provide financing to fund a portion of a hospital’s real estate acquisition, construction and related costs, while lenders affiliated with our equipment vendors typically provide debt financing for a hospital’s equipment needs.

New Hospital Development

     On October 2, 2002, we opened our newest hospital in Harlingen, Texas. This hospital, which represents our ninth hospital in operation, focuses on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology. As of December 16, 2002, we had four hospitals under development, including a heart hospital that will be located in St. Tammany Parish just north of New Orleans, Louisiana, a heart hospital that will be located in San Antonio, Texas, a heart hospital that will be located in the city of Glendale, near Milwaukee, Wisconsin, and a heart hospital that will be located in Lafayette, Louisiana. These four new hospitals are expected to open during March 2003 (St. Tammany Parish), the late summer of 2003 (San Antonio), and the fall of 2003 (Glendale and Lafayette).

     Once a new hospital venture is formed and the partners have contributed their capital, it typically takes approximately 18 to 24 months to develop the heart hospital. The development costs for our five most recently opened hospitals, including the cost of equipment and capitalized construction period interest, have ranged from $38.0 million to $56.5 million depending on the size of the hospital and its location. These costs were incurred throughout the construction period, with approximately 55% of the costs being incurred in the last six months before opening the hospital. In addition, we incur pre-opening expenses throughout the development process, with the majority of these expenses incurred during the six to eight month period immediately prior to opening the heart hospital. Pre-opening expenses for our five most recently opened hospitals have ranged between $3.3 million and $6.5 million per hospital. Approximately 40.3% of these pre-opening expenses were for personnel and 6.6% for marketing and advertising. The balance was distributed among several categories including staff recruitment and relocation, office and equipment rentals, travel and meals for the staff and other operating expenses such as property taxes, legal expenses, insurance and utilities. We expect to begin development on between one and three new heart hospitals each year.

Sources of Revenue by Division

     The largest percentage of our net revenue is attributable to our hospital division, which reflects our continuing strategic focus and investment in new hospitals. Based on our continued investment in the development of hospitals, we believe our hospital division’s percentage of consolidated net revenue will continue to increase in future periods.

     The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated, on a pro forma basis to reflect the sale of our McAllen Heart Hospital and the consolidation of the Tucson Heart Hospital resulting from the transactions discussed above.

	Pro Forma
	Year Ended September 30,

Division	2002	2001	2000

Hospital	83.7%	81.3%	81.2%
Diagnostic services	11.9%	12.3%	12.6%
Corporate and other	4.4%	6.4%	6.2%

Net Revenue	100.0%	100.0%	100.0%

Sources of Revenue by Payor

     We receive payments for our services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations, and our patients directly. Generally, our net revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since cardiovascular disease disproportionately affects older people, the proportion of net revenue we derive from the Medicare program is higher than that of most general acute care hospitals. The following table sets forth the percentage of our hospital division’s net revenue we earned by category of payor in each of our last three fiscal years.

	Hospital
	Year Ended September 30,

Division	2002	2001	2000

Medicare and Medicaid	67.3%	67.7%	61.3%
Commercial and other	32.7%	32.3%	38.7%

Total hospital division net revenue	100.0%	100.0%	100.0%

     Payments we receive from the Medicare and Medicaid programs for services rendered to patients also comprise a significant part of our total net revenue. The following table sets forth the percentage of consolidated net revenue we earned by category of payor in our last three fiscal years.

	Consolidated
	Year Ended September 30,

Division	2002	2001	2000

Medicare and Medicaid	52.1%	50.3%	50.2%
Commercial and other	47.9%	49.7%	49.8%

Total consolidated net revenue	100.0%	100.0%	100.0%

     We expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue to increase in future periods because the percentage of our total consolidated net revenue generated by our hospital division will continue to increase as we open new hospitals. Other factors that will cause the percentage of our hospital division’s net revenue received from Medicare to increase include our focus on cardiovascular disease, which disproportionately affects older people, the general aging of the population and the restoration of some payments under the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000.

     The payment rates under the Medicare program for inpatients are based on a prospective payment system, which correlates to the physician’s diagnosis of the patient’s illness. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. A reduced rate of increase in Medicare payments may have an adverse impact on our net revenue. The payments we receive under the Medicare program also include outlier payments for patients with higher-than average costs. We are also reimbursed by non-governmental payors using a variety of payment methodologies, such as fee-for-service charges and rates based on diagnosis-related groups, or DRGs. We limit the number of per diem contracts we accept from managed care organizations because we believe these contracts do not reimburse us sufficiently for the efficiencies that we achieve in our hospitals. We do not accept capitation contracts from any payors.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a regular basis and make changes as experience develops or new information becomes known. Actual results may differ from these estimates under different assumptions or conditions.

     We define critical accounting policies as those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine and (3) have the potential to result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below. For a detailed discussion of the application of these and other accounting policies, see Note 2 to the consolidated financial statements included elsewhere in this report.

Revenue Recognition

     Amounts we receive for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as commercial insurers and health maintenance organizations are generally less than our established billing rates. Payment arrangements with third-party payors may include prospectively determined rates per discharge or per visit, a discount from established charges, per-diem payments, reimbursed costs (subject to limits) and/or other similar contractual arrangements. As a result, net revenue for services rendered to patients is reported at the estimated net realizable amounts as services are rendered. We account for the difference between the estimated realizable rates under the reimbursement program and the standard billing rates as contractual adjustments, which are accrued on an estimated basis in the period that the related services are rendered and adjusted in future periods as adjustments become known and final settlements are determined. Estimates of contractual adjustments are made on a payor-specific basis and based on the best information available regarding our interpretation of the applicable laws, regulations and contract terms. We continually review the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of our programs. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties, which can take several years to determine the final amounts earned under the programs. We record adjustments to the estimated billings as contractual adjustments in the periods that such adjustments become known or as the service years are no longer subject to audit, review or investigation. Due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a reasonable possibility that recorded estimates will change by a material amount in the near term.

     Management fee revenue in our diagnostic services division is recognized under fixed-rate and percentage-of-income contractual arrangements as services are rendered. In some cases, this division also recognizes management fee revenue under cost reimbursement and equipment lease contractual arrangements. Our cardiology consulting and management operations, which is included in our corporate and other division, recognizes management fee revenue under various percentage-of-income and cost reimbursement contractual arrangements and consulting and other revenue under service contractual arrangements.

Allowance for Doubtful Accounts

     Accounts receivable primarily consist of amounts due from third-party payors and patients in our hospital division. The remainder of our accounts receivable generally consist of amounts due from billings to hospitals for various cardiovascular care services performed in our diagnostics division and amounts due under consulting and management contracts in our cardiology consulting and management division. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of our respective hospitals and other business units. Within our hospital division, which comprised 87.4% of our accounts receivable at September 30, 2002, we rely on periodic detailed reviews of historical collections and write-offs at each of our hospitals to estimate this allowance. Adverse changes in business office operations, payor mix, economic conditions or trends in Federal and state governmental health care reimbursement could affect our collection of accounts receivable.

General and Professional Liability Risk

     Due to unfavorable pricing and availability trends in the general and professional liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, we expect our total insurance premiums, including professional and general liability, property, business, auto, directors and officers, workers compensation and other coverages to increase approximately $5.5 million for our fiscal 2003 compared to fiscal 2002. In addition, we expect to assume a greater portion of the risk, through self-insured retention and higher deductibles, under our new commercial insurance policies during fiscal 2003 than in prior fiscal years.

     On June 1, 2002, our three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis expired, and we became partially self-insured under a one-year policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. At the same time, to provide coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy, we purchased tail insurance coverage, the full cost of which we were required by accounting principles generally accepted in the United States to recognize as an operating expense in the third quarter of fiscal 2002. As a result of increasing premiums for malpractice insurance during fiscal 2002, the increase we paid for our new policy compared to the premiums we paid for the old policy was significant. Because we have retained up to $2.0 million of liability per claim under the new policy, we are required to recognize up to the first $2.0 million of estimated expense/liability for each malpractice claim incurred under the new policy period beginning June 1, 2002. As of September 30, 2002, our total estimated liability for its self-insured retention on medical malpractice claims, including incurred but not reported claims, was $858,000, which is included in current liabilities in our consolidated financial statements. We maintain this reserve based on actuarial estimates by an independent third party, who based the estimates on our historical experience with claims and assumptions about future events. The actuarial determined estimate of the costs of the self-insured retention for the current one-year policy period through May 31, 2003 has been determined to be approximately $2.9 million for our consolidated operating entities.

     In addition to reserves for medical malpractice, we also maintain reserves for our self-insured healthcare and dental coverage provided to our employees. As of September 30, 2002, our total estimated reserve for self-insured liabilities on employee health and dental claims was $2.0 million, which is included in current liabilities in our consolidated financial statements. We also maintain commercial stop loss coverage for our health and dental insurance program of $100,000 per plan participant. We maintain this reserve based on our historical experience with claims.

     We continually review our estimates for self-insured liabilities and record adjustments as experience develops or new information becomes known. The changes to the estimated liabilities are included in current operating results. Due to the considerable variability that is inherent in such estimates, including such factors as changes in medical costs and changes in actual experience, there is a reasonable possibility that the recorded estimates will change by a material amount in the near term. Also, there can be no assurance that the ultimate liability will not exceed our estimates.

     We expect both the premium costs and the self-insured retention under our various general and professional liability risk programs will increase our other operating expenses during the next twelve months. As we open new hospitals and diagnostic and therapeutic centers, we also expect to incur additional premium costs and self-insured retention costs to reflect the additional risk exposure.

Impairment of Long-Lived Assets

     We assess the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of the asset, or related group of assets, may not be recoverable. We continually consider internal and external factors such as hospital and physician contract changes, local market developments, changes in third-party reimbursement methodologies, national health care trends, and other publicly available information. Measurement of the amount of the impairment, if any, may be based on quoted market prices, if available, or an estimate based on valuation techniques available in the circumstances, including discounted cash flows using our cost of capital. The estimates of these future cash flows are based on assumptions and projections that we believe to be reasonable and supportable. As considerable judgment is necessary to estimate future cash flows and fair values, there is a reasonable possibility that actual results may vary significantly from such estimates.

Goodwill

     Goodwill arising from business combinations completed after June 30, 2001 is accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. Also effective October 1, 2001, the beginning of our fiscal year 2002, we adopted the remaining provisions of SFAS No. 142. Accordingly, we do not amortize goodwill, but rather we subject our goodwill to an annual test (at September 30) for potential impairment by comparing the estimated fair value of each of our reporting units to its carrying amount, including goodwill. We will also test goodwill of our reporting units between annual tests if an event occurs, or circumstances change, that indicate an impairment may exist. Our reporting units with goodwill include our hospital division and our diagnostics division. We estimated the fair value of our reporting units principally using multiples of earnings valuation methods as of September 30, 2002, which did not result in any impairment loss when compared to the carrying amounts of our reporting units.

Earnings Allocated to Minority Interests

     Earnings allocated to minority interests represent the allocation of profits and losses to minority owners in our consolidated subsidiaries. With respect to our consolidated hospitals, each hospital’s profits and losses are generally allocated for accounting purposes to us and our minority partners on a pro rata basis in accordance with the respective ownership percentages. However if the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of our partners, then we are required, due to the respective at risk capital positions, by accounting principles generally accepted in the United States to recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all owners on a pro rata basis. In such cases, we will then recognize a disproportionate share of the hospital’s future profits to the extent we have previously recognized a disproportionate share of the hospital’s losses. The determination of at risk capital position is based on the specific terms of each hospital’s operating agreement, including each partners’ contributed capital, obligation to provide working capital loans, to contribute additional capital, or to guarantee the outstanding obligations of the hospital. During each of our last three fiscal years ended September 30, 2002, 2001, and 2000, our reported earnings (losses) allocated to minority interests of $10.5 million, $14.7 million and $3.3 million, respectively, would have been $12.5 million, $17.2 million and $(1.3) million had we not recognized disproportionate allocations as described above. Therefore, for the fiscal years ended September 30, 2002, 2001 and 2000 our reported income (loss) before income taxes and extraordinary item of $27.3 million, $2.4 million and $(13.7) million, respectively, would have been $25.3 million, $(0.1) million and $(9.1) million.

     We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profits of our hospitals. As of September 30, 2002, we had remaining cumulative disproportionate loss allocations of approximately $16.4 million that we may recover in future periods, or be required to recognize additional disproportionate losses, depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in disproportionate allocation depending on their results of operations in future periods.

Income Taxes

     Income taxes are provided for under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or for that future deductibility is uncertain.

     Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

     During fiscal 2002, our effective income tax rate was 10.7%, which was below our statutory rate of 35.5% due primarily to the reversal of valuation allowances we had recorded to fully offset our net deferred tax assets at the end of fiscal 2001. In future periods we expect our effective income tax rate, and related income tax expense or benefit, to increase and more closely approximate our statutory rate. In addition, the amount of current income tax liability we will have in future periods may be offset by $29.6 million and $50.8 million of gross federal and state, respectively, net operating loss carryforwards from prior periods we have available as of September 30, 2002.

Results of Operations

     The following table presents, for the periods indicated, information expressed as a percentage of net revenue. This information has been derived from the consolidated statements of operations included elsewhere in this report.

	Year Ended September 30,

	2002	2001	2000

Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Personnel expense	28.8	28.3	29.1
Medical supplies expense	22.8	24.3	24.9
Bad debt expense	4.7	5.4	5.0
Other operating expenses	22.7	23.8	24.2
Depreciation & amortization	7.9	9.7	11.0
Loss (gain) on disposal of property and equipment	(0.2)	0.0	(0.0)
Gain on sale of hospital	—	(3.6)	—
Impairment of long-lived assets	—	0.3	—
Income from operations	11.7	11.2	5.6
Other income (expenses):
Interest expense	(4.9)	(7.0)	(9.2)
Interest income	0.5	0.9	1.0
Other income (expense), net	0.0	(0.1)	0.1
Equity in net (earnings) losses of unconsolidated affiliates	0.6	(0.6)	(0.6)
Income (loss) before minority interest and income taxes and extraordinary item	7.9	4.5	(3.1)
Minority interest	(2.2)	(3.9)	(1.0)
Income (loss) before income taxes and extraordinary item	5.7	0.6	(4.1)
Income tax benefit (expense)	(0.6)	(0.2)	0.0

	Year Ended September 30,

	2002	2001	2000

Income (loss) before extraordinary item	5.1	0.4	(4.1)
Extraordinary item	—	(0.2)	—
Net income (loss)	5.1	0.3	(4.1)

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

     Net revenue increased $100.6 million, or 26.7%, to $477.6 million in our fiscal year ended September 30, 2002 from $377.0 million in our fiscal year ended September 30, 2001. Of the $100.6 million increase in net revenue, our hospital division generated a $92.4 million increase and our diagnostic services division generated an $11.0 million increase. These increases were partially offset by a $2.8 million decrease in our corporate and other division which includes our cardiology consulting and management operations.

     The $92.4 million increase in our hospital division’s net revenue includes the effect of four events. In March 2001, we sold our McAllen Heart Hospital, in July 2001, we began consolidating the financial results of our Tucson Heart Hospital, and on October 1, 2001, we began consolidating the financial results of our Heart Hospital of New Mexico. These three events in our hospital division combined for a net increase of $72.9 million in net revenue during fiscal 2002 from fiscal 2001. Lastly, in June 2002, one of our hospitals reached a favorable settlement of a billing dispute with a managed care provider, which resulted in that hospital recognizing an additional $2.2 million of net revenue for fiscal 2002. The remaining $17.3 million increase in our hospital division’s net revenue was primarily attributable to a 1.1% increase in adjusted admissions and a 5.1% increase in revenue per adjusted admission.

     The $11.0 million increase in our diagnostic services division includes the effect of two events. In the third quarter of fiscal 2001, we received an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, which increased net revenue for fiscal 2001 by $3.2 million. In the second quarter of fiscal 2002, we recognized a $9.7 million increase in net revenue from management fees resulting from the favorable settlement of a billing dispute between one of our managed diagnostic centers, Sun City Cardiac Center, and Sun Health Corporation, which owns and operates the hospital where the center is located. Under the terms of the settlement, Sun City Cardiac Center was awarded total proceeds of $11.2 million relating to service fees, attorney fees and interest costs owed during the period of the contractual dispute. We own a 65% interest in Sun City Cardiac Associates, which manages Sun City Cardiac Center and receives management fees for performing such services. Excluding the effect of these two events, our diagnostic services division generated a $4.5 million increase in net revenue for fiscal 2002 compared to fiscal 2001. This $4.5 million increase was primarily due to rate increases over the prior year, including those resulting from a new services agreement executed with the Sun City Cardiac Center, an increase in the number of diagnostic procedures over the prior year in several of our diagnostic and therapeutic centers, and to the opening of three new diagnostic and therapeutic centers during the second quarter of fiscal 2002. These increases in net revenue were partially offset by a decrease attributable to the curtailment of procedures in one of our diagnostic and therapeutic centers that we elected to close in October 2002 due to the center’s results of operations not meeting our long-term strategic objectives.

     The $2.8 million decrease in our corporate and other division’s net revenue was due to the settlement and expiration of one management contract during the third quarter of fiscal 2001 and another management contract during the first quarter of fiscal 2002, offset in part by an increase in management fees and consulting fees we received from physicians remaining under management in our cardiology consulting and management operations.

     On a same facility basis in our hospital division, which includes Tucson Heart Hospital and excludes Heart Hospital of New Mexico and McAllen Heart Hospital, net revenue increased $19.0 million, or 5.8%, to $345.8 million for fiscal 2002 from $326.8 million for fiscal 2001. Admissions decreased 5.6% and adjusted admission declined 2.9%. These operating measures reflect the impact of certain events at two of our hospitals. The first was our decision to convert the emergency department to a chest pain clinic at Bakersfield Heart Hospital. The primary reason we converted the emergency department to a chest pain clinic was in response to a payment dispute with a large managed care provider in that market. As we anticipated at the time of the conversion, the hospital experienced a decline in overall admissions after the conversion. During the third quarter of fiscal 2002, we reached a favorable settlement with the managed care provider. As a result of this settlement and other factors, we have been evaluating whether to reopen the emergency department provided it would not detract us from our primary mission of providing quality cardiovascular care. In December 2002, Bakersfield

Heart Hospital’s board of directors approved such a plan to reopen the emergency department, and we are currently pursuing the steps necessary to reopen the emergency department, including obtaining the required regulatory approvals. The second event affecting our same facility operating measures was our decision to terminate several managed care relationships, primarily associated with our Tucson Heart Hospital, that we determined no longer met our long-term strategic objectives. The final event impacting our same facility operating measures was a reduction in available beds during the fourth quarter of fiscal 2002 at two of our hospitals due to renovations and repairs being performed at these facilities. These renovations resulted in 36 fewer beds being available at these two hospitals during the fourth quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001. Of these 36 beds, 16 beds are currently back in service and the other 20 beds are expected to be back in service by the end of January 2003.

     Also on a same facility basis, inpatient catheterization procedures increased 4.5% while inpatient surgical procedures decreased 6.4% for fiscal 2002 compared to fiscal 2001. Average length of stay in our same facility hospitals decreased 2.9% to 3.65 days for fiscal 2002 compared to 3.76 days for fiscal 2001.

     Personnel expense increased $30.6 million, or 28.7%, to $137.3 million for fiscal 2002 from $106.7 million for fiscal 2001. The $30.6 million increase was primarily incurred by our hospital division and included $23.1 million that was attributable to the net increase resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of our McAllen Heart Hospital. The remaining increase of $7.5 million was primarily due to higher wage rates and benefit costs at our other hospitals, and an increase in use of contract nurses in certain of our hospitals during fiscal 2002 compared to fiscal 2001. As a percentage of net revenue, personnel expense increased slightly to 28.8% for fiscal 2002 from 28.3% for fiscal 2001. Excluding the $2.2 million of net revenue resulting from the Bakersfield Heart Hospital billing dispute settlement, and the $9.7 million of net revenue resulting from the Sun City Cardiac Center settlement, personnel expense represented 29.5% of net revenue for fiscal 2002. Similarly, excluding the $3.2 million of net revenue from the arbitration award in our diagnostic services division, personnel expense represented 28.5% of net revenue for fiscal 2001.

     Medical supplies expense increased $17.4 million, or 19.0%, to $109.1 million for fiscal 2002 from $91.7 million for fiscal 2001. This $17.4 million increase was primarily incurred by our hospital division, and included a net increase of $17.2 million resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining increase of $200,000 in our other hospitals was primarily due to the increased number of procedures performed during fiscal 2002 compared to fiscal 2001, offset in part by the improved pricing realized from volume purchasing opportunities and vendor consolidation initiatives in our hospital division. As a percentage of net revenue, medical supplies expense decreased to 22.8% for fiscal 2002 from 24.3% for fiscal 2001. Excluding the $2.2 million of net revenue resulting from the Bakersfield Heart Hospital billing dispute settlement, and the $9.7 million of net revenue resulting from the Sun City Cardiac Center settlement, medical supplies expense represented 23.4% of net revenue for fiscal 2002. Similarly, excluding the $3.2 million of net revenue from the arbitration award in our diagnostic services division, medical supplies expense represented 24.5% of net revenue for fiscal 2001. We expect our medical supplies expense to increase as new technologies, such as drug-eluting stents, are introduced into the cardiovascular care market. The amount of increase in our medical supplies expense, and the relationship to net revenue, in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific new technology by physicians in providing patient care, as well as any changes in reimbursement amounts we may receive from Medicare and other payors.

     Bad debt expense increased $1.7 million, or 8.2%, to $22.3 million for fiscal 2002 from $20.6 million for fiscal 2001. This $1.7 million increase in bad debt expense was due to a $3.8 million net increase resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. This $3.8 million increase was partially offset by a $2.1 million decrease in bad debt expense at our other hospitals. As of September 30, 2002, the end of our fiscal year 2002, our hospital division’s days of net revenue in accounts receivable were 56 days compared to 67 days as of September 30, 2001. We attribute this decline in days and the decrease in our same facility hospitals’ bad debt expense to improved receivables collection procedures and other processes we have implemented in our business offices and the decline in aged receivables resulting from the Bakersfield Heart Hospital billing dispute settlement. As a percentage of net revenue, bad debt expense decreased to 4.7% for fiscal 2002 from 5.4% for fiscal 2001. Excluding the $2.2 million of net revenue resulting from the Bakersfield Heart Hospital billing dispute settlement, and the $9.7 million of net revenue resulting from the Sun City Cardiac

Center settlement, bad debt expense represented 4.8% of net revenue for fiscal 2002. Similarly, excluding the $3.2 million of net revenue from the arbitration award in our diagnostic services division, bad debt expense represented 5.5% of net revenue for fiscal 2001.

     Other operating expenses increased $18.5 million, or 20.6%, to $108.4 million for fiscal 2002 from $89.9 million for fiscal 2001. Other operating expenses include primarily maintenance, rent, property taxes, insurance, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $18.5 million increase in other operating expenses, $15.8 million occurred within our hospital division, of which $13.1 million was due to the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining $2.7 million increase in our hospital division’s other operating expenses was primarily due to an increase in the medical malpractice insurance costs of our other hospitals resulting from the change in our insurance program during the third quarter of fiscal 2001 (see discussion found under the caption, Critical Accounting Policies). Also contributing to this remaining increase in other operating expense was an increase in maintenance expense in our oldest hospital, an increase in property taxes in certain of our markets, and an increase in unreimbursed costs, primarily legal expense, incurred in connection with the Bakersfield Heart Hospital billing dispute settlement. These increases were offset in part by a decrease in sales and use and gross receipts taxes in one of our heart hospitals resulting from a favorable ruling by the state taxing authority in which that heart hospital operates that this hospital was exempt from the related taxes.

     The diagnostic services division’s other operating expenses increased $789,000 due to the combined effect of the increased costs of medical malpractice coverage, as previously discussed, in that division and the net revenue growth in its operations, offset in part by cost reductions from exiting certain low margin services in that division. The remaining $1.9 million increase in other operating expenses occurred in our corporate and other division, and was due to an increase in our corporate expenses to support the growth in our operating divisions for fiscal 2002 compared to fiscal 2001, offset in part by a decrease in the expenses of our cardiology consulting and management operations consistent with its decline in operations for fiscal 2002 compared to fiscal 2001. As a percentage of net revenue, other operating expenses decreased to 22.7% for fiscal 2002 compared to 23.8% for fiscal 2001. Excluding the $2.2 million of net revenue resulting from the Bakersfield Heart Hospital billing dispute settlement, and the $9.7 million of net revenue resulting from the Sun City Cardiac Center settlement, other operating expenses represented 23.3% of net revenue for fiscal 2002. Similarly, excluding the $3.2 million of net revenue from the arbitration award in our diagnostic services division, other operating expenses represented 24.0% of net revenue for fiscal 2001.

     Pre-opening expenses increased $6.8 million, or 453.3%, to $8.3 million for fiscal 2002 from $1.5 million for fiscal 2001. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of September 30, 2002, we had five hospitals under development, including Harlingen Medical Center, Louisiana Heart Hospital, Heart Hospital of San Antonio, The Heart Hospital of Milwaukee and Heart Hospital of Lafayette. On October 2, 2002, we opened the Harlingen Medical Center. The other four new hospitals are expected to open during March 2003 (Louisiana), late-summer of 2003 (San Antonio) and the fall of 2003 (Milwaukee and Lafayette). We expect pre-opening expenses for each of these four hospitals will range between approximately $3.5 million and $5.0 million per hospital. Historically based on our five most recently developed consolidated hospitals, approximately 40% of our pre-opening expenses for a new hospital have been for personnel and 7% for marketing and advertising. The remaining costs have been distributed among several categories including staff recruitment and relocation, office and equipment rentals, travel and other operating expenses such as legal expense and utilities. While we incur pre-opening expenses throughout the development process, we expect to incur the majority of these expenses during the six to eight month period immediately prior to the opening of the hospital. We expect pre-opening expenses to increase for fiscal 2003 compared to fiscal 2002 due to the increase in development activity related to the four hospitals currently under development and others that we may begin to develop during the next fiscal year.

     Depreciation increased $5.3 million, or 17.7%, to $35.3 million for fiscal 2002 from $30.0 million for fiscal 2001. Of this $5.3 million increase, $4.7 million was due to the net increase resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining increase was primarily due to depreciation on capital expenditures related to equipment and information systems made since fiscal 2001. We expect depreciation expenses to increase for fiscal 2003 compared to fiscal 2002 due to the opening of Harlingen

Medical Center in October 2002 and the scheduled openings between March 2003 and the fall of 2003 of our other hospitals currently under development.

     Amortization decreased $4.3 million, or 64.2%, to $2.4 million for fiscal 2002 from $6.7 million for fiscal 2001. This decrease was primarily due to our adoption of SFAS No. 142 on October 1, 2001. Under the new accounting rules, we were required to discontinue goodwill amortization at the beginning of our fiscal 2002 and subject our goodwill to an annual impairment test, which was performed on a transitional basis as of October 1, 2001 and on a recurring annual basis as of September 30, 2002, and which did not result in any impairment losses. For fiscal 2001, we recognized goodwill amortization of approximately $3.0 million. The remaining decrease in amortization occurred in our corporate and other division and was due to the impairment of other intangible assets recognized in the second quarter of fiscal 2002 (see discussion under fiscal 2001 compared to fiscal 2000), and the write-off of other intangible assets in connection with the settlement and expiration of another management contract in our cardiology consulting and management operations during the third quarter of fiscal 2002.

     During fiscal 2002, we recognized approximately $1.2 million gain on the partial settlement of a cardiology management contract that occurred in December 2001. This gain is included in gain on sale of property, equipment and other asserts in our consolidated financial statements.

     Interest expense decreased $2.8 million, or 10.6%, to $23.6 million for fiscal 2002 from $26.4 for fiscal 2001. This decrease in interest expense occurred despite a $4.9 million net increase in interest expense resulting from the consolidations of the financial results of our Tucson Heart Hospital and Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The decrease in interest expense excluding the effect of these three events was due to a general reduction in our variable rate interest costs and a reduction in our average total outstanding indebtedness during fiscal 2002 compared to fiscal 2001. The debt reduction was primarily due to the use of proceeds from the sale of McAllen Heart Hospital in March 2001 and our initial public offering in July 2001 to repay all amounts outstanding under our revolving credit facility. Also in July 2001, three of our hospitals reduced their interest expense by refinancing approximately $79.6 million of their mortgage debt. Interest income decreased to $2.3 million for fiscal 2002 from $3.5 million for fiscal 2001, which was primarily due to the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico. Upon consolidation of each of these hospitals, we were required under accounting principles generally accepted in the United States to begin eliminating interest income in our corporate division on working capital advances outstanding to these hospitals. We expect the total amount of our outstanding indebtedness will increase in future periods as a result of the debt we will incur to finance the development of additional hospitals, including those currently under development. Accordingly, we expect our interest expense to increase consistent with the increase in indebtedness and changes in market interest rates.

     Equity in earnings of unconsolidated affiliates increased $5.1 million, or 242.9%, to $3.0 million for fiscal 2002 from a loss of $2.1 million for fiscal 2001. Equity in net earnings of unconsolidated affiliates represents our share of the net earnings of hospitals in which we own less than a 50.0% equity interest and over which we do not exercise substantive control. In July 2001, we began consolidating the financial results of our Tucson Heart Hospital, and in October 2001, we began consolidating the financial results of our Heart Hospital of New Mexico after completing acquisitions that increased our ownership interests in each of these hospitals to a majority position. We had previously been required to account for our minority investment in each of these hospitals using the equity method of accounting. We now have only one hospital in which we hold less than an 50.0% equity interest that we are required to account for as an equity investment during fiscal 2002. This heart hospital commenced operations in March 2001. We also continue to hold a small number of additional equity investments, primarily in our diagnostic services division.

     Earnings allocated to minority interests decreased $4.3 million, or 29.3%, to $10.4 million for fiscal 2002 from $14.7 million for fiscal 2001. The $4.3 million decrease in earnings allocated to minority interests includes the effect of $8.0 million recognized in the second quarter of fiscal 2001 resulting from the sale of McAllen Heart Hospital, $1.5 million recognized in the third quarter of fiscal 2001 resulting from the amounts we received in the arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, and the $3.0 million recognized in the second quarter of fiscal 2002 resulting from the Sun City Cardiac settlement. Excluding these three events, earnings allocated to minority interests increased approximately $1.8 million for fiscal 2002 compared to fiscal 2001. Of this $1.8 million increase, $1.5 million was due to the consolidations of the financial results of our Tucson Heart Hospital and Heart Hospital of New Mexico, as previously discussed. The remaining $300,000 increase was due to improved operating results in our other consolidated hospitals and improved operating results in certain joint ventures in our diagnostic services division, offset in part by the increase in pre-opening expenses for hospitals under development.

     Income tax expense increased to $2.9 million for fiscal 2002 from $713,000 for fiscal 2001. During fiscal 2001, we had net deferred tax assets, primarily resulting from net operating loss carryforwards that were fully offset by valuation allowances. These offset net deferred tax assets also included the deferred tax asset related to our minority equity investment in our one remaining unconsolidated affiliate hospital. During fiscal 2002, we determined all of our valuation allowances were no longer required and reversed the allowances in accordance with accounting principles generally accepted in the United States. As a result of generating income before income taxes of $27.3 million during fiscal 2002 and the reversal of all of our valuation allowances, we recognized $2.4 million of deferred income tax expense along with $535,000 of current income tax expense during fiscal 2002. Because we continue to have net operating loss carryforwards available from prior periods, we have no material current income tax liability. In future periods we expect our effective income tax rate, and related income tax expense or benefit, to increase to more closely approximate our statutory rate. In addition, the amount of current income tax liability we will have in future periods may be offset by $29.6 million and $50.8 million of federal and state, respectively, net operating loss carryforwards from prior periods we have available as of September 30, 2002

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

     Net revenue increased $44.7 million, or 13.5%, to $377.0 million in our fiscal year ended September 30, 2001 from $332.3 million in our fiscal year ended September 30, 2000. Of the $44.7 million increase in net revenue, $36.3 million was generated by our hospital division, $4.7 million by our diagnostics division and $3.7 million by corporate and other division, which includes our cardiology consulting and management operations.

     The $36.3 million increase in our hospital division’s net revenue includes the effect of certain events that occurred in only one of the two fiscal years. In March 2001, we sold our McAllen Heart Hospital, which resulted in a $22.2 million decrease in net revenue, and in July 2001 we began consolidating our Tucson Heart Hospital upon our acquiring a majority ownership interest, which resulted in an $8.4 million increase in net revenue. In fiscal 2000, we recognized a $3.1 million favorable settlement of an insurance claim and a $4.7 million unfavorable change in reimbursement from one of our primary payors. Adjusted for these events, the increase in the hospital division’s net revenue in fiscal 2001 was $48.5 million, which was primarily due to an increase in number of procedures performed in our hospitals. Of this $48.5 million increase, $40.2 million was generated in our hospitals that had been open for more than 12 months as of September 30, 2000, including one that opened near the end of fiscal 1999, and $8.3 million was generated by one hospital that opened near the beginning of fiscal 2000. Of the $4.7 million increase in net revenue in our diagnostics division, $3.2 million was due to amounts we received from an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers. The remaining $1.5 million was due to an increase in diagnostic procedures over the prior fiscal year. The $3.7 million increase in net revenue in our corporate and other division was primarily due to an increase in management fees and consulting fees paid to us by physicians under management in our cardiology consulting and management operations.

     Personnel expense increased by $9.9 million, or 10.2%, to $106.7 million for fiscal 2001 from $96.8 million for fiscal 2000. This $9.9 million increase in personnel expense was primarily incurred by our hospital division. Of the $9.5 million increase, $3.9 million was due to one hospital that opened near the beginning of fiscal 2000. This new hospital experienced a significant increase in the number of procedures performed in fiscal 2001, and consequently, the staffing requirements during fiscal 2001 were considerably higher than during fiscal 2000. Another $2.4 million of the increase in our hospital division was due to the consolidation of our Tucson Heart Hospital beginning in July 2001. Lastly, another $3.2 million of the increase in our hospital division was due to a higher number of procedures performed at our hospitals that had been open for more than 12 months as of September 30, 2000 and higher wage rates and benefit costs, offset in part by the decrease in personnel expense resulting from the sale of McAllen Heart Hospital on March 1, 2001. As a percentage of net revenue, personnel expense decreased to 28.3% in fiscal 2001 from 29.1% in fiscal 2000.

     Medical supplies expense increased $8.9 million, or 10.7%, to $91.7 million for fiscal 2001 from $82.8 million for fiscal 2000. Of the $8.9 million increase in medical supplies expense, $8.2 million was incurred by our hospital division. Of this $8.2 million increase in our hospital division, $1.6 million was due to one hospital that opened near the beginning of fiscal 2000. This new hospital experienced a significant increase in the number of procedures performed between fiscal 2000 and fiscal 2001, and consequently, the volume of medical supplies used was higher during fiscal 2001. Another $1.5 million of the increase in our hospital division was due to the consolidation of our Tucson Heart Hospital beginning in July 2001. The remaining $5.1 million increase in our hospital division was due to a higher number of procedures performed at our hospitals that had been open for more than 12 months as of September 30, 2000 and an increased level of unreimbursed research activities in one of our hospitals, offset in part by the decrease in medical supplies expense resulting from the sale of McAllen Heart Hospital on March 1, 2001. The remaining $700,000 increase in medical supplies expense was in our diagnostic services division due to an increase in diagnostic procedures performed during fiscal 2001 compared to the prior year. As a percentage of net revenue, medical supplies expense decreased to 24.3% in fiscal 2001 from 24.9% in fiscal 2000. This decrease was primarily due to improved pricing realized from volume purchasing opportunities.

     Bad debt expense increased $3.9 million, or 23.4%, to $20.5 million for fiscal 2001 from $16.7 million for fiscal 2000. Of this $3.9 million increase in bad debt expense, $1.7 million was due to one hospital that opened near the beginning of fiscal 2000 and another $600,000 was due to the consolidation of our Tucson Heart Hospital beginning in July 2001. Bad debt expense increased approximately $3.4 million at our hospitals that had been open for more than 12 months as of September 30, 2000. This increase in same facility hospitals was due to the growth in net revenue in those hospitals, offset in part by the $1.8 million decrease resulting from the sale of McAllen Heart Hospital on March 1, 2001. As a percentage of net revenue, bad debt expense increased slightly to 5.4% in fiscal 2001 from 5.0% in fiscal 2000.

     Other operating expenses increased $9.5 million, or 11.8%, to $89.9 million for fiscal 2001 from $80.4 million for fiscal 2000. Our hospital division incurred a $8.9 million increase in other operating expenses, of which $2.2 million was due to one hospital that opened near the beginning of fiscal 2000 and another $2.2 million resulted from the consolidation of our Tucson Heart Hospital beginning in July 2001. The remaining $4.5 million increase in our hospital division was primarily due to an increase in property taxes and utility costs in certain of our markets and an increase in contract services and other expenses related to several business office initiatives in our hospitals that had been open for more than 12 months as of September 30, 2000, offset in part by the decrease resulting from the sale of the McAllen Heart Hospital on March 1, 2001. Our diagnostic services and corporate and other divisions also incurred increases in other operating expenses consistent with the net revenue growth in their operations. As a percentage of net revenue, other operating expenses decreased to 23.8% in fiscal 2001 from 24.2% in fiscal 2000.

     Pre-opening expenses increased $1.0 million, or 182.1%, to $1.5 million for fiscal 2001 from $549,000 for fiscal 2000. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of September 30, 2001, we had three hospitals under development, including Harlingen Medical Center, Louisiana Heart Hospital and Heart Hospital of San Antonio. As of September 30, 2000, we only had one hospital under development, Harlingen Medical Center.

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

     On March 1, 2001, McAllen Heart Hospital, in which we owned a 50.2% interest, was sold to an affiliate of Universal Health Services, Inc. for approximately $56.0 million. Approximately $38.0 million of the sale proceeds were used to repay the hospital’s long-term debt, including intercompany amounts paid to us, which we then used to repay amounts outstanding under our revolving credit facility. After the write-off of approximately $10.3 million of our goodwill and step-up basis in McAllen Heart Hospital, which arose from our going private transaction in fiscal 1998, we recognized a net gain of $13.5 million in our consolidated results of operations for fiscal 2001. Approximately $8.0 million was recognized in earnings allocated to minority interests as a result of the sale. This minority interest amount was determined before the write-off of our goodwill and step-up basis and after the allocation of amounts to us for recovery of disproportionate losses of McAllen Heart Hospital, which we had previously recognized in our consolidated results of operations.

     In March 2001, we recognized an impairment of long-lived assets due to unfavorable developments with a physician group under a management contract that caused us to reevaluate the carrying value of the assets of that management contract. As a result, we recognized a non-cash impairment charge of $985,000 in March 2001 to adjust the long-lived assets of that management contract to the anticipated future discounted cash flows.

     Interest expense decreased $4.2 million, or 13.7%, to $26.4 million in fiscal 2001 from $30.6 million in fiscal 2000. This decrease in interest expense was due to a general reduction in our variable rate interest costs due to declining market rates and a reduction in our average total outstanding indebtedness during fiscal 2001 compared to fiscal 2000. The debt reduction was primarily due to several significant transactions during fiscal 2001. First, we reduced our debt in March 2001 as a result of the sale of McAllen Heart Hospital and the use of our portion of the net proceeds from that sale, along with cash provided by our other operations, to pay down debt under our revolving credit facility. Second, we used a portion of the net proceeds from our initial public offering in July 2001 to repay all remaining amounts outstanding under our revolving credit facility. Third, in July 2001 three of our hospitals reduced their interest costs by refinancing approximately $79.6 million of their existing mortgage indebtedness with new mortgage debt under our new $186.6 million credit facility. Interest income increased slightly by $93,000 from $3.4 million in fiscal 2000 to $3.5 million in fiscal 2001. This increase was due to an increase in short-term investments resulting from the temporary investment of the remaining proceeds from the initial public offering in July 2001, offset by the decline in the market rates on short-term investments in fiscal 2001 compared to fiscal 2000.

     Equity in net losses of unconsolidated affiliates remained relatively consistent at $2.1 million for fiscal 2001 compared to $2.0 million for fiscal 2000.. In July 2001, we began consolidating our Tucson Heart Hospital upon increase of our ownership interest to a majority position. We had previously been required to account for our investment in Tucson Heart Hospital using the equity method of accounting. Also, effective October 1, 2001 (the first day of our fiscal 2002) we increased our ownership in the Heart Hospital of New Mexico from a minority to a majority ownership position and obtained substantive control of that hospital, and consequently, we will begin consolidating that hospital for our fiscal 2002. As a result of these transactions, we currently have only one hospital in which we hold less than a 50.0% equity interest that we will continue to account for as an equity investment during our fiscal 2002, along with certain equity investments in our diagnostic services division.

     Earnings allocated to minority interests increased $11.4 million, or 345.5%, to $14.7 million for fiscal 2001 from $3.3 million for fiscal 2000. Of the $11.4 million increase in earnings allocated to minority interests, $1.6 million was due to improved operating results in two of our consolidated hospitals, offset in part by a decrease in the earnings of one of our other consolidated hospitals and pre-opening expenses at our hospitals under development. The remaining $9.8 million increase was due to the allocation of the gain on the sale of McAllen Heart Hospital to the minority owners, and the allocation to the minority owners of the income from the amounts we received in an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers.

     Income tax expense increased slightly due to state taxes in one of our markets in fiscal 2001.

     In July 2001, three of our hospitals refinanced a portion of their indebtedness by borrowing $79.6 million under our new credit facility to fund the repayment of $77.5 million of outstanding principal under their existing credit arrangements, $856,000 of prepayment penalty, and $1.3 million of debt issuance costs. As a result of the prepayment penalty and unamortized debt issue costs on the existing indebtedness, we recognized an extraordinary loss on the extinguishment of debt of $618,000, net of minority interest and income taxes.

Selected Quarterly Results of Operations

     The following table sets forth unaudited quarterly consolidated operating results for each of our last five quarters. We have prepared this information on a basis consistent with our audited consolidated financial statements and included all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
	2002	2002	2002	2001	2001

Statement of Operations Data:
Net revenue	$110,473	$120,481	$131,731	$114,943	$92,897
Income from operations	7,375	11,947	24,577	11,870	4,019
Equity in net earnings of unconsolidated affiliates	593	704	896	814	39
Minority interest	(1,231)	(1,255)	(6,178)	(1,787)	(1,154)
Net income (loss)	1,396	3,657	14,003	5,295	(2,833)
Cash Flow and Other Data:
Net cash provided by operating activities	15,811	20,901	24,206	8,774	16,120
Net cash used in investing activities	(24,399)	(15,039)	(19,835)	(31,478)	(28,344)
Net cash provided by financing activities	9,601	5,117	124	10,628	110,991
EBITDA	16,495	21,262	33,892	20,617	13,539
EBITDA, before pre-opening expenses	20,722	23,232	35,085	21,566	14,157

     Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations. Cardiovascular procedures can often be scheduled ahead of time, permitting some patients to choose to undergo the procedure at a time and location of their preference. Some of the types of trends that we have experienced in the past and may experience again in the future include:

•	the markets where some of our hospitals are located are susceptible to seasonal population changes with part-time residents living in the area only during certain months of the year;

•	patients choosing to schedule procedures around significant dates, such as holidays; and

•	physicians in the market where a hospital is located schedule vacation from their practice during the summer months of the year, around holidays and for various professional meetings held throughout the world during the year.

     To the extent these types of events occur in the future, as in the past, we expect they will affect the quarterly results of operations of our hospitals.

Liquidity and Capital Resources

Working Capital and Cash Flow Activities

     Our consolidated working capital was $97.8 million at September 30, 2002 and $114.9 million at September 30, 2001. The decrease of $17.1 million in working capital resulted primarily from increases in accrued construction and development costs, short-term borrowings, accounts payable, accrued compensation and current portion of long-term debt, offset in part by increases in cash and cash equivalents, accounts receivable, net, medical supplies, deferred tax assets and prepaid expenses and other current assets combined with a decrease in accrued property taxes and other accrued liabilities.

     The increase in accrued construction and development costs resulted from increased construction activity at our hospitals under development and accrued purchases of medical equipment that was received by Harlingen Medical Center but not yet invoiced by the vendor, and therefore not funded by long-term debt, as of September 30, 2002. The increase in accounts payable and accrued compensation and benefits primarily resulted from the consolidation of Heart Hospital of New Mexico in fiscal 2002 (beginning October 1, 2001) and an increase in personnel at Harlingen Medical Center in preparation for the hospital opening on October 2, 2002. The increase in the short-term borrowings was due to a working capital loan at Heart Hospital of New Mexico to fund operations. The increase in current portion of long-term debt was also primarily due to the consolidation of Heart Hospital of New Mexico.

     The increase in cash and cash equivalents resulted from cash flows provided by operations, proceeds from the favorable settlement of the Sun City Cardiac Center billing dispute, proceeds from the Bakersfield Heart Hospital billing dispute settlement, offset in part by cash used to acquire the increased ownership interest in Heart Hospital of New Mexico. The increase in accounts receivable, net, resulted from the consolidation of Heart Hospital of New Mexico in fiscal 2002, and growth in our net revenue during the fourth quarter of fiscal 2002 compared to fiscal 2001 offset in part by increased collections in our hospital division. Medical supplies inventory also increased as a result of the consolidation of Heart Hospital of New Mexico in fiscal 2002 and volume purchases of inventory at several of our hospitals near the end of fiscal 2002. The increase in deferred tax assets was due to the reversal of our valuation allowances, which fully offset our deferred tax assets at September 30, 2001, and the recognition of deferred tax assets during fiscal year 2002. The increase in prepaid expense and other current assets was primarily due to the increase in premiums we paid for our new medical malpractice insurance

     Our operating activities provided net cash of $69.7 million for fiscal 2002 compared to net cash of $44.8 million for fiscal 2001. The $69.7 million net cash provided by operating activities in fiscal 2002 was the result of cash flow provided by our operations, which increased significantly for fiscal 2002 compared to fiscal 2001, and the net increase in our working capital components as discussed above excluding the increase of $19.7 million in accrued construction and development costs which is a non-cash activity. The $44.8 million of net cash provided by operating activities in fiscal 2001 was the result of cash flow provided by our operations and an increase in accounts payable and other accrued liabilities offset by an increase in accounts receivable, net, medical supplies inventory and prepaid expenses and other current assets.

     Our investing activities used net cash of $90.8 million for fiscal 2002 compared to net cash provided of $11.2 million for fiscal 2001. The $90.8 million of net cash used by investing activities in fiscal 2002 was primarily due to our capital expenditures for hospitals under development, our acquisition of the increased ownership in Heart Hospital of New Mexico, and our acquisition of a nuclear management company in our diagnostic division, partially offset by a decrease in advances made to our unconsolidated affiliate hospital and proceeds from the settlement of a cardiology management contract during fiscal 2002. The $11.2 million of net cash provided by investing activities for fiscal 2001 was primarily due to proceeds received from the sale of McAllen Heart Hospital in March 2001, offset in part by our acquisition of an increased ownership in five of our hospitals in connection with our initial public offering July 2001, our capital expenditures primarily related to our hospitals under development, and advances made to our unconsolidated affiliate hospitals during fiscal 2001. We expect to continue to invest cash in our hospital development program in future periods.

     Our financing activities provided net cash of $25.5 million for fiscal 2002 compared to net cash of $50.7 million for fiscal 2001. The $25.5 million of net cash provided by financing activities for fiscal 2002 was primarily the result of proceeds from the issuance of short-term debt and long-term debt, net of loan acquisition costs of $56.1 million, offset in part by repayments of long-term debt and capital leasing obligation of $28.2 million and distributions to, net of investments by, minority partners of $2.8 million. The net cash provided by financing activities for fiscal 2001 was the result of the net proceeds from our initial public offering of $135.9 million combined with proceeds from issuance of short-term and long-term debt, net of loan acquisition costs of $113.3 million, offset in part by repayments of short-term debt, long-term debt and capital leasing obligations of $191.8 million, distributions to, net of investments by, minority partners of $7.5 million and proceeds from the exercise of stock options of $794,000. We expect to continue to obtain capital principally through proceeds from issuance of long-term debt related to our hospital development program.

Capital Expenditures

     Expenditures for property and equipment for fiscal years 2002 and 2001 were $81.5 million and $14.5 million, respectively. Included in the $81.5 million of capital expenditures for fiscal 2002 were capital expenditures of $62.1 million for our hospitals under development. Included in the $14.5 million of capital expenditures for fiscal 2001 were capital expenditures of $6.4 million for our hospitals under development. In addition to our capital expenditures funded from cash flows, we funded $3.0 million and $10.5 million of capital expenditures for equipment during fiscal 2002 and fiscal 2001,respectively, by incurring capital lease obligations. We also accrued $22.0 million and $2.3 million of capital expenditures for construction and development costs related to our hospitals under develop during fiscal 2002 and 2001, respectively. We expect our capital expenditures for our hospitals under development will increase for fiscal 2003 compared to fiscal 2002 due to the increase in development activity related to the four hospitals currently under development and others that we may begin to develop during the next fiscal year. In addition, we expect to incur significant capital expenditure as long as we develop new hospitals.

Obligations, Commitments and Availability of Financing

     As described more fully in the notes to our consolidated financial statements included elsewhere in this report, we had certain cash obligations at September 30, 2002, which are due as follows (in thousands):

	2003	2004	2005	2006	Thereafter	Total

Long-term debt	$25,533	$32,447	$40,572	$149,784	$38,206	$286,542
Obligations under capital leases	$2,704	$2,819	$2,798	$3,174	$1,656	$13,151

Total debt	$28,237	$35,266	$43,370	$152,958	$39,862	$299,693
Other long-term obligations, excluding interest rate swaps(1)	$—	$—	$—	$—	$3,176	$3,176
Operating leases, net of rental income	$2,104	$1,436	$1,254	$1,084	$4,668	$10,546

Total	$30,341	$36,702	$44,624	$154,042	$47,706	$313,415

(1)	Other long-term obligations, excluding interest rate swaps, consists of a working capital note due to a hospital investor partner at one of our hospitals. The obligation is due as funds are available and therefore is included in the Thereafter category in the above table.

     At September 30, 2002, we had $299.7 million of outstanding debt, $28.2 million of which was classified as current. Of the $299.7 million of outstanding debt, $221.8 million was outstanding to lenders to our hospitals and $14.4 million was outstanding under capital leases and other miscellaneous indebtedness. No amounts were outstanding to lenders under our $100.0 million revolving credit facility at September 30, 2002; however, we had letters of credit issued of $11.8 million, which reduced our availability for additional borrowings to $88.2 million under the facility.

     In addition to the debt and cash obligations set forth above, we expect to incur additional indebtedness during fiscal 2003 and future periods as we develop new hospitals. The development and construction of the four hospitals currently under development in Texas, Louisiana and Wisconsin will require us to incur additional long-term debt of between $160.0 million and $170.0 million during the next 12 to 18 months. We expect approximately $80.0 million of this additional long-term debt will be mortgage debt, of which approximately $64.2 million is available from designated, but unused, commitments and remaining undesignated borrowings available under the master credit facility as of September 30, 2002. We intend to finance the remaining $15.8 million of mortgage debt through other long-term borrowings under terms similar to our master credit facility. We expect the remaining $80.0 million of additional long-term debt will be equipment debt primarily financed through a combination of debt and capital leases provided by lenders affiliated with the equipment vendors.

     We became a party to a new $189.6 million master credit facility in July 2001 in connection with our initial public offering. In addition to providing a source of capital to refinance approximately $79.6 million of the indebtedness of three of our existing hospitals, the master credit facility provided us with $110.0 million to finance the construction and development of new hospitals under our hospital development program. As of September 30, 2002, $63.0 million of the initial $110.0 million had been designated, of which $45.8 million had been borrowed to finance the development of Harlingen Medical Center and Louisiana Heart Hospital. In November 2002, an additional $31.6 million was designated for use in funding the development of Heart Hospital of San Antonio. The remaining $15.4 million is available to finance other projects in our hospital development program. The master credit facility matures on July 27, 2006 and borrowings bear interest at LIBOR plus a margin that ranges 2.5% to 3.5%. We are required to pay an unused commitment fee each month at a rate of 0.5%. The master credit facility includes covenants that require maintenance of certain financial ratios regarding leverage levels and debt service coverage as well as various restrictive covenants.

     Also in May 2002, Harlingen Medical Center obtained a new debt commitment to finance its equipment. This new debt commitment allows the hospital to borrow up to $20.0 million until April 30, 2003. During this time, interest will accrue at the prime rate plus 25 basis points. After such date, amounts funded under the loan shall accrue interest at a fixed rate of interest equal to a specific Treasury Note yield, plus a margin. Upon the conversion of the loan to a fixed rate of interest, the principal amount outstanding will be repaid over a time period equal to either five or seven years, depending on the type and manufacturer of equipment originally purchased under the facility. As of September 30, 2002, Harlingen Medical Center had borrowed $2.1 million of the $20.0 million available.

     As of September 30, 2002, we were committed under construction contracts for our hospitals under development and had paid and accrued amounts under such contracts as follows (in millions):

	Amount	Amount	Amount
	Committed	Paid	Accrued

Harlingen Medical Center	$32.7	$31.1	$1.6
Louisiana Heart Hospital	$20.3	$11.5	$5.5
Heart Hospital of San Antonio	$25.0	$3.5	$2.1
The Heart Hospital of Milwaukee	$14.0	—	$0.6

     Separate from our master credit facility as discussed above, our revolving credit facility provides $100.0 million in availability, $10.0 million of which is designated for short-term borrowings and $25.0 million of which is available to issue letters of credit. As of September 30, 2002, we had used $11.8 million of this availability to issue letters of credit and consequently had availability for additional borrowings of $88.2 million under the revolving credit facility. The revolving credit facility matures on January 31, 2005 and borrowings under the facility bear interest at either the LIBOR or the prime rate plus various applicable margins that are based upon financial covenant ratio tests. We are required to pay an unused commitment fee each month at a rate of 0.375%. The revolving credit facility includes various restrictive covenants, including restrictions on certain types of additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, changes in our corporate structure, and fundamental changes. The covenants also require maintenance of various ratios regarding leverage levels and debt service coverage.

     We were in compliance with the covenants of all of our outstanding debt at September 30, 2002, with the exception of certain financial ratio covenants related to the mortgage loan at one of our hospitals and the REIT loan at another of our hospitals. The mortgage lender granted a waiver for the breach of that hospital’s financial ratio covenants at September 30, 2002 and agreed to amend the financial ratios through June 30, 2003, at which time the financial ratio covenant reverts to the original terms of the loan. We are currently seeking a waiver of the specific financial covenant from the REIT lender at our other hospital, and we have the ability to refinance the hospital’s debt within the next twelve months.

     We guarantee either all or a portion of the obligations of our hospital subsidiaries for bank mortgage loans. We also guarantee a portion of the obligations of our hospital subsidiaries for equipment and other notes payable. We receive a fee for providing these guarantees from the hospitals or the physician investors.

     We also guarantee approximately 50% of the real estate and equipment debt of Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at September 30, 2002, and therefore do not consolidate the hospital’s results of operation and financial position. We provide such guarantee in exchange for a fee from the hospital. The total amount of this real estate and equipment debt was approximately $43.7 million at September 30, 2002, and accordingly, the 50% we guarantee was approximately $21.9 million. The hospital was in compliance with all covenants in the instruments governing its debt at September 30, 2002. The total amount of this hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because we do not consolidate Heart Hospital of South Dakota’s results of operations and financial position, neither these assets nor the accompanying liabilities are included in the value of the assets and liabilities in our consolidated balance sheet.

     We believe that internally generated cash flows and available borrowings under our revolving credit facility of $88.0 million, together with the remaining net proceeds of our initial public offering of $62.1 million, borrowings available under the master credit facility not yet designated for a development hospital of $15.4 million, borrowings available under equipment debt commitments of $17.9 million, cash balances in our development hospitals of $9.4 million, and other long-term debt and capital leases we expect to incur will be sufficient to finance our hospital development program, other capital expenditures and our working capital requirements for the next 12 to 18 months.

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

Recent and Proposed Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. SFAS No. 144 will be effective for the Company’s fiscal year 2003 beginning October 1, 2002. We expect that the adoption and application of SFAS No. 144 will not have any significant impact on its financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. One of the significant changes of SFAS 145 is to change the accounting for the classification of gains or losses from extinguishment of debt. Upon adoption, the Company will be required to follow APB Opinion No. 30 in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2003, with early application encouraged. We are currently evaluating the impact of this Statement.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and it establishes that fair value is the objective for initial measurement of the liability. This Statement nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under the previous guidance of EITF 94-3, a liability for certain exit costs, as defined in that Issue, was recognized at the date of an entity’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN No. 34. The objective of this new guidance is to record the fair value of a guarantee at inception. Disclosures will be required for interim or annual financial statements for periods ending after December 15, 2002. The fair values of guarantees issued after December 31, 2002 must be recognized at inception. We have not yet determined the impact that the adoption and implementation of FIN 45 will have on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

     We maintain a policy for managing risk related to exposure to variability in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to variable interest rates, by creditors who provide debt funding to us. To date, we have only entered into fixed interest rate swaps, as discussed below.

     As required by their mortgage loans, three of our consolidated heart hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. Both the new mortgage loans and the fixed interest rate swaps mature in July 2006. At September 30, 2002, the average variable rate on the new mortgage loans was 4.66%. The fair value of the interest rate swaps at September 30, 2002 was an obligation of $2.6 million resulting in an unrealized loss, net of income taxes, of $718,000 for fiscal 2002 which is included in comprehensive loss in our consolidated statement of stockholders’ equity in accordance with accounting principles generally accepted in the United States.

     Our primary market risk exposure relates to variable interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at September 30, 2002 included approximately $112.8 million of variable rate debt at an approximate average interest rate of 5.10%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $911,000, $1.1 million and $1.4 million for the years ended September 30, 2002, 2001 and 2000, respectively.

Item 8.	Financial Statements and Supplementary Data

MEDCATH CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of

MedCath Corporation
Charlotte, North Carolina

     We have audited the accompanying consolidated balance sheets of MedCath Corporation and subsidiaries (the Company) as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

November 7, 2002

Charlotte, North Carolina

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,

	2002	2001

Current assets:
Cash and cash equivalents	$118,768	$114,357
Accounts receivable, net	70,897	65,634
Medical supplies	13,566	8,196
Due from affiliates	12	273
Deferred income tax assets	1,977	—
Prepaid expenses and other current assets	8,090	4,935

Total current assets	213,310	193,395
Property and equipment, net	368,424	265,564
Investments in and advances to affiliates, net	3,234	6,415
Goodwill, net	132,168	115,688
Other intangible assets, net	19,275	20,680
Other assets	4,616	4,877

Total assets	$741,027	$606,619

Current liabilities:
Short-term borrowings	$4,500	$—
Accounts payable	31,681	26,143
Income tax payable	609	238
Accrued compensation and benefits	15,198	12,949
Accrued property taxes	3,090	3,250
Accrued construction and development costs	24,317	2,326
Other accrued liabilities	7,862	8,176
Current portion of long-term debt and obligations under capital leases	28,237	25,422

Total current liabilities	115,494	78,504
Long-term debt	261,009	201,200
Obligations under capital leases	10,447	9,547
Deferred income tax liabilities	2,194	—
Other long-term obligations	5,818	3,643

Total liabilities	394,962	292,894
Minority interest in equity of consolidated subsidiaries	20,375	12,761
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,011,520 shares issued and outstanding at September 30, 2002 and 2001.	180	180
Paid-in capital	357,707	356,614
Accumulated deficit	(30,786)	(55,137)
Accumulated other comprehensive loss	(1,411)	(693)

Total stockholders’ equity	325,690	300,964

Total liabilities, minority interest, and stockholders’ equity	$741,027	$606,619

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,

	2002	2001	2000

Net revenue	$477,628	$377,007	$332,337
Operating expenses:
Personnel expense	137,331	106,682	96,789
Medical supplies expense	109,056	91,679	82,775
Bad debt expense	22,268	20,545	16,668
Other operating expenses	108,368	89,871	80,414
Pre-opening expenses	8,339	1,490	549
Depreciation	35,276	29,997	30,077
Amortization	2,367	6,649	6,591
Loss (gain) on disposal of property and equipment	(1,146)	162	(69)
Gain on sale of hospital	—	(13,461)	—
Impairment of long-lived assets	—	985	—

Total operating expenses	421,859	334,599	313,794

Income from operations	55,769	42,408	18,543
Other income (expenses):
Interest expense	(23,596)	(26,395)	(30,615)
Interest income	2,340	3,521	3,428
Other income (expense), net	202	(327)	301
Equity in net earnings (losses) of unconsolidated affiliates	3,007	(2,119)	(2,011)

Total other expenses, net	(18,047)	(25,320)	(28,897)

Income (loss) before minority interest, income taxes and extraordinary item	37,722	17,088	(10,354)
Minority interest share of earnings of consolidated subsidiaries	(10,451)	(14,707)	(3,305)

Income (loss) before income taxes and extraordinary item	27,271	2,381	(13,659)
Income tax benefit (expense)	(2,920)	(712)	24

Income (loss) before extraordinary item	24,351	1,669	(13,635)
Extraordinary item:
Loss on extinguishment of debt, net of minority interest share of loss of $547 and income tax benefit of $395.	—	(618)	—

Net income (loss)	$24,351	$1,051	$(13,635)

Earnings per share, basic:
Income (loss) before extraordinary item	$1.35	$0.13	$(1.15)

Extraordinary loss	$—	$(0.05)	$—

Net income (loss)	$1.35	$0.08	$(1.15)

Earnings per share, diluted:
Income (loss) before extraordinary item	$1.34	$0.13	$(1.15)

Extraordinary loss	$—	$(0.05)	$—

Net income (loss)	$1.34	$0.08	$(1.15)

Weighted average number of shares, basic	18,012	13,007	11,837

Weighted average number of shares, diluted	18,117	13,107	11,837

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
	Common Stock				Other
			Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, September 30, 1999	11,837	$119	$216,694	$(42,553)	$—	$174,260
Net loss		—	—	(13,635)	—	(13,635)

Balance, September 30, 2000	11,837	119	216,694	(56,188)	—	160,625
Exercise of stock options	43	—	794	—	—	794
Public offering of common stock	6,000	60	135,837	—	—	135,897
Issuance of common stock in exchange transaction	132	1	3,289	—	—	3,290
Comprehensive income:
Net income	—	—	—	1,051	—	1,051
Change in fair value of interest rate swaps	—	—	—	—	(693)	(693)

Total comprehensive income						358

Balance, September 30, 2001	18,012	180	356,614	(55,137)	(693)	300,964
Public offering tax benefit (Note 1)	—	—	800	—	—	800
Public offering reduction of expenses (Note 1)	—	—	293	—	—	293
Comprehensive income:						—
Net income	—	—	—	24,351	—	24,351
Change in fair value of interest rate swaps, net of income tax benefit	—	—	—	—	(718)	(718)

Total comprehensive income						23,633

Balance, September 30, 2002	18,012	$180	$357,707	$(30,786)	$(1,411)	$325,690

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,

	2002	2001	2000

Net income (loss)	$24,351	$1,051	$(13,635)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	—	618	—
Bad debt expense	22,268	20,545	16,668
Depreciation and amortization	37,643	36,646	36,668
(Gain) loss on disposal of property and equipment	(1,146)	162	(69)
Gain on sale of hospital	—	(13,461)	—
Impairment of long-lived assets	—	985	—
Amortization of loan acquisition costs	1,314	1,519	1,568
Equity in net (earnings) losses of unconsolidated affiliates	(3,007)	2,119	2,011
Minority interest share of earnings of consolidated subsidiaries	10,451	14,707	3,305
Deferred income taxes	2,385	—	—
Change in assets and liabilities that relate to operations:
Accounts receivable	(19,211)	(23,835)	(41,214)
Insurance recovery receivable	—	—	6,531
Medical supplies	(4,355)	(2,012)	(461)
Due from affiliates	(2)	(89)	1,410
Prepaid expenses and other current assets	(3,034)	(1,544)	(1,079)
Other assets	(215)	478	514
Accounts payable and accrued liabilities	2,250	6,947	4,409

Net cash provided by operating activities	69,692	44,836	16,626

Investing activities:
Purchases of property and equipment	(81,523)	(14,465)	(12,284)
Proceeds from sale of property and equipment	1,242	1,557	1,023
Proceeds from sale of hospital	—	53,798	—
Loans under management agreements	(61)	(378)	(140)
Repayments of loans under management agreements	461	1,499	433
Acquisition of management contracts	(1,451)	—	—
Proceeds from settlement of management contract	1,825	—	—
Acquisition of other intangible assets	(480)	—	—
Investments in and advances to affiliates, net	6,339	(5,765)	(4,699)
Cash acquired upon consolidation of equity method investee	151	279	2,817
Acquisition of increased ownership in hospital	(17,395)	(25,374)	—
Other investing activities	141	71	(313)

Net cash provided by (used in) investing activities	(90,751)	11,222	(13,163)

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(In thousands)

	Year Ended September 30,

	2002	2001	2000

Financing activities:
Net short-term borrowings	$4,500	$(2,127)	$2,127
Proceeds from issuance of long-term debt	52,395	116,785	67,925
Repayments of long-term debt	(26,075)	(186,149)	(87,253)
Repayments of obligations under capital leases	(2,105)	(3,477)	(1,075)
Payment of loan acquisition costs	(778)	(3,522)	(904)
Investments by minority partners	6,465	4,965	70
Distributions to minority partners	(9,225)	(12,488)	(5,164)
Proceeds from exercised stock options	—	794	—
Proceeds from initial public offering	293	135,897	—

Net cash provided by (used in) financing activities	25,470	50,678	(24,274)

Net increase (decrease) in cash and cash equivalents	4,411	106,736	(20,811)
Cash and cash equivalents:
Beginning of year	114,357	7,621	28,432

End of year	$118,768	$114,357	$7,621

Supplemental disclosures of cash flow information:
Interest paid	$20,926	$26,176	$28,002
Income taxes paid (refunded), net	149	69	235
Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	3,012	10,495	631
Capital expenditures included in accrued construction and development costs	21,991	2,326	—
Common stock issued for acquisitions	—	3,290	—

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per share amounts)

1.    Business and Organization

     MedCath Corporation (the Company) primarily focuses on the diagnosis and treatment of cardiovascular disease. The Company designs, develops, owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of September 30, 2002, the Company owned and operated eight hospitals, together with its physician partners, who own an equity interest in the hospital where they practice. The Company’s existing hospitals have a total of 465 licensed beds and are located in Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. In addition to its hospitals, the Company provides cardiovascular care services in diagnostic and therapeutic facilities located in seven states and through mobile cardiac catheterization laboratories (the Diagnostics Division). The Company also provides consulting and management services (CCM) tailored primarily to cardiologists and cardiovascular surgeons, which is included in the corporate and other division.

     The Company completed its initial public offering (the Offering) in July 2001, by issuing 6,000,000 shares of common stock at a price of $25.00 per share. At the time of the Offering, the Company recognized net proceeds from the Offering of approximately $135.9 million after deducting the underwriters’ discounts and commissions and other offering expenses. During the fiscal year ended September 30, 2002, the Company recognized two transactions that increased the net proceeds from the Offering by approximately $1.1 million to $137.0 million. First, the Company recognized an approximately $800,000 tax benefit relating to approximately $2.1 million of offering expenses which were determined to be deductible for income tax purposes. Second, the Company recognized an approximately $293,000 reduction in other offering expenses from the final settlement of estimated expenses accrued at the time of the Offering. Both of these transactions were recorded in paid-in capital as an increase in the net proceeds of the Offering.

     Concurrent with the Offering, the Company completed a series of transactions to prepare for the Offering and to increase its ownership interest in some of its hospitals. First, the Company, MedCath Corporation, was established as the new holding company by issuing 11,879,918 shares of its common stock in exchange for all of the outstanding shares of common stock of the predecessor holding company, MedCath Holdings, Inc. Second, the Company completed a series of transactions in which it issued 131,602 shares of common stock valued at the public offering price and paid approximately $25.4 million cash to acquire additional ownership interests in five of its hospitals from its physician and hospital partners in each of those respective hospitals. As a result of the increase in its ownership interest in Tucson Heart Hospital from a minority to a majority ownership position, the Company obtained substantive control of the hospital and began to consolidate its results of operations and financial position from the date of acquisition. Before acquiring this additional ownership interest, the Company was required to account for its investment in Tucson Heart Hospital using the equity method of accounting. The shares of common stock issued in these transactions were in addition to the shares sold in the Offering. The cash paid in these transactions was financed with a portion of the net proceeds from the Offering.

     On October 1, 2001, the Company acquired an additional ownership interest in the Heart Hospital of New Mexico from its physician and hospital partners. As a result of this transaction (see Note 4), the Company increased its ownership interest from a minority to a majority ownership position and obtained substantive control of the hospital. Accordingly, the Company began to consolidate this hospital’s results of operations and financial position on October 1, 2001. Prior to acquiring this additional ownership interest, the Company was required to account for its investment in the Heart Hospital of New Mexico using the equity method of accounting.

2.    Summary of Significant Accounting Policies

     Basis of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries that are wholly and majority owned and/or over which it exercises substantive control. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates, in which the Company has 20% or more ownership interest and has the ability to exercise significant

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

influence, but not substantive control, over the affiliates’ operating and financial policies, are accounted for using the equity method of accounting.

     Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. There is a reasonable possibility that actual results may vary significantly from those estimates.

     Cash and Cash Equivalents — Cash consists of currency on hand and demand deposits with financial institutions. Cash equivalents include investments in highly liquid instruments with original maturities of three months or less.

     Medical Supplies — Medical supplies consist primarily of laboratory and surgical supplies, contrast media, and catheters and are stated at the lower of first-in, first-out (FIFO) cost or market.

     Property and Equipment — Property and equipment are recorded at cost and are depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment and software. Repairs and maintenance costs are charged against income while betterments are capitalized as additions to the related assets. Retirements, sales, and disposals are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in operating income. Amortization of property and equipment recorded under capital leases is included in depreciation expense. Interest expense incurred in connection with the construction of hospitals is capitalized as part of the cost of the building until the facility is operational, at which time depreciation begins using the straight-line method over the estimated useful life of the building. During the years ended September 30, 2002, 2001 and 2000, the Company capitalized interest costs of $1.1 million, $1.0 million and $0, respectively.

     Impairment of Long-Lived Assets — The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets, and Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with APB Opinion No. 17 and SFAS No. 121, as applicable, the Company assesses the carrying value of long-lived assets other than goodwill and intangible assets (See Note 3) whenever events or changes in circumstances indicate that the carrying value of assets, or related group of assets, may not be recoverable. The Company continually considers internal and external factors such as hospital and physician contract changes, local market developments, changes in third-party reimbursement methodologies, national health care trends, and other publicly available information. Measurement of the amount of the impairment, if any, may be based on quoted market prices, if available, or an estimate based on valuation techniques available in the circumstances, including discounted cash flows using the Company’s cost of capital. The estimates of these future cash flows are based on assumptions and projections that the Company believes to be reasonable and supportable. As considerable judgment is necessary to estimate future cash flows and fair values, there is a reasonable possibility that actual results may vary significantly from such estimates.

     Based on negotiations in March 2001 with a physician group under management contracts in CCM, the Company determined that the carrying value of certain long-lived assets may not be recoverable. The Company assessed the recoverability of these assets at March 31, 2001 by comparing the revised expected future cash flows to the carrying value and concluded the carrying value had become impaired. Accordingly, the Company recognized noncash impairment charges totaling approximately $985,000 during its second quarter ended March 31, 2001 to adjust the long-lived assets to the anticipated future cash flows discounted using the Company’s cost of capital.

     No impairment charges were necessary for the years ended September 30, 2002 and 2000.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Other Long-Term Obligations — Other long-term obligations consist of a working capital note due to a hospital investor partner in one of the Company’s hospitals, and the Company’s liability for its interest rate swap derivatives, which are recognized at their fair market value as of the balance sheet date.

     Market Risk — The Company’s policy for managing risk related to its exposure to variability in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market risk exposure, especially to variable interest rates, by creditors who provide debt funding to the Company. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value in accordance with SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities (an amendment of SFAS Statement No. 133). See also Note 8.

     Revenue Recognition — Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as commercial insurers and health maintenance organizations are generally less than its established billing rates. Payment arrangements with third-party payors may include prospectively determined rates per discharge or per visit, a discount from established charges, per-diem payments, reimbursed costs (subject to limits) and/or other similar contractual arrangements. As a result, net revenue for services rendered to patients is reported at the estimated net realizable amounts as services are rendered. The Company accounts for the difference between the estimated realizable rates under the reimbursement program and the standard billing rates as contractual adjustments, which are accrued on an estimated basis in the period that the related services are rendered and adjusted in future periods as adjustments become known and final settlements are determined. Estimates of contractual adjustments are made on a payor-specific basis and based on the best information available regarding the Company’s interpretation of the applicable laws, regulations and contract terms. The Company continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of its programs. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties, which can take several years to determine the final amounts earned under the programs. The Company records adjustments to the estimated billings as contractual adjustments in the periods that such adjustments become known or as the service years are no longer subject to audit, review or investigation. Due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating the Company’s net revenue, there is a reasonable possibility that recorded estimates will change by a material amount in the near term. For the years ended September 30, 2002, 2001 and 2000, net revenue from Medicare and Medicaid represented approximately 52%, 50% and 50% of consolidated net revenue, respectively. In addition, amounts due from Medicare and Medicaid comprised 41% and 30% of the net accounts receivable balance at September 30, 2002 and 2001, respectively.

     The Company’s managed diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories operate under various contracts where management fee revenue is recognized under fixed-rate and percentage-of-income arrangements as services are rendered. In addition, certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories recognize additional revenue under cost reimbursement and equipment lease arrangements.

     Net revenue from the Company’s owned diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories is reported at the estimated net realizable amounts due from patients, third-party payors, and others as services are rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors.

     The Company’s CCM operations, which are included in the Company’s corporate and other division, operate under various contracts where management fee revenue is recognized under various percent-of-income and cost-reimbursement arrangements and consulting and other revenues under service contractual arrangements as services are rendered. The Company’s management fee for the services provided to the physician practices under

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management is calculated as a percentage of operating income of the practice, ranging from 12.5% to 16.0%, plus reimbursement of certain expenses incurred in managing the practice. The total net revenue derived from the Company’s CCM operations represented approximately 4%, 6% and 6% of the Company’s consolidated net revenue for the years ended September 30, 2002, 2001 and 2000, respectively.

     Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2002, 2001 and 2000, the Company incurred approximately $4.4 million, $2.7 million and $3.4 million of advertising expenses, respectively.

     Pre-opening Expenses — Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred. The Company recognized pre-opening expenses of approximately $8.3 million, $1.5 million and $549,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

     Income Taxes — Income taxes are provided for under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future deductibility is uncertain.

     Members and Partners’ Share of Hospital’s Net Income and Loss — Each of the Company’s consolidated hospitals is organized as a limited liability company or limited partnership, with one of the Company’s wholly-owned subsidiaries serving as the manager or general partner and typically holding from 51% to 71% of the ownership interest in the entity. In most cases, physician partners or members own the remaining ownership interests as members or limited partners. In some instances, local market conditions have made it advantageous for the Company to organize a hospital with a community hospital investing as an additional partner or member. In those instances, the Company generally holds a minority interest in the hospital with the community hospital and physician partners owning the remaining interests also as minority partners. These hospitals are generally accounted for under the equity method of accounting. Profits and losses of hospitals accounted for under either the consolidated or equity methods are generally allocated to its owners based on their respective ownership percentages. If the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of the partners or members, the Company is required, due to at risk capital position, by accounting principles generally accepted in the United States, to recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all of its owners on a pro rata basis. In such cases, the Company will recognize a disproportionate share of the hospital’s future profits to the extent the Company has previously recognized a disproportionate share of the hospital’s losses.

     Stock-Based Compensation — The Company grants stock options and issues shares under option plans described in Note 14. The Company accounts for stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is determined based on the intrinsic value of the equity instrument award; and, accordingly, no compensation expense is recognized for options granted with an exercise price equal to the fair value of the shares at the date of grant. See Note 14 for pro forma disclosures required by SFAS No. 123 and additional information on the Company’s stock options.

     Segment Reporting — The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for a public company to report annual and interim financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses have similar economic characteristics and are considered similar under the criteria established by SFAS No. 131. The description of the Company’s reportable segments and the disclosure of segment information pursuant to SFAS No. 131 are presented in Note 20.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Recent Accounting Pronouncements — In August 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement also amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. SFAS No. 144 will be effective for the Company’s fiscal year 2003 beginning October 1, 2002. The Company expects that the adoption and application of SFAS No. 144 will not have any significant impact on its financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. One of the significant changes of SFAS 145 is to change the accounting for the classification of gains or losses from extinguishment of debt. Upon adoption, the Company will be required to follow APB Opinion No. 30 in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2003, with early application encouraged. The Company is currently evaluating the impact of this Statement.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and it establishes that fair value is the objective for initial measurement of the liability. This Statement nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under the previous guidance of EITF 94-3, a liability for certain exit costs, as defined in that Issue, was recognized at the date of an entity’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN No. 34. The objective of this new guidance is to record the fair value of a guarantee at inception. Disclosures will be required for interim or annual financial statements for periods ending after December 15, 2002. The fair values of guarantees issued after December 31, 2002 must be recognized at inception. The Company has not yet determined the impact that the adoption and implementation of FIN 45 will have on its financial position and results of operations.

3.    Goodwill and Other Intangibles — Adoption of SFAS No. 142

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which requires, among other things, the discontinuance of goodwill amortization, an annual impairment test of goodwill, reclassification of certain existing recognized intangibles as goodwill, and reassessment of the useful lives of existing recognized intangibles. The nonamortization and amortization provisions of SFAS No. 142 were effective for business combinations completed after June 30, 2001. The Company’s business combinations completed in July 2001, concurrent with the Offering, and its acquisition of an additional ownership interest in Heart Hospital of New Mexico on October 1, 2001 (see Note 4) were subject to these provisions, and accordingly, none of the approximately $27.4 million and $16.5 million, respectively, of goodwill arising from these transactions was amortized during the year ended September 30, 2002 and none will be amortized in future periods.

     As permitted, the Company elected to early adopt the remaining provisions of SFAS No. 142 on October 1, 2001, the beginning of fiscal year 2002. At that time, the Company reassessed the useful lives of its intangible assets and concluded that the existing finite useful lives were reasonable and appropriate. The Company also completed the transitional goodwill impairment test and its annual goodwill impairment test of all its reporting

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units as required by SFAS No. 142, which did not result in any impairment loss as measured on October 1, 2001 and September 30, 2002, respectively. Therefore, the only impact adopting SFAS No. 142 had on the Company’s financial position, results of operations and cash flows was the immediate discontinuance of goodwill amortization of the approximately $132.6 million of recorded net goodwill at October 1, 2001. The Company has designated September 30, its fiscal year end, as the date it will perform the annual goodwill impairment test for all of its reporting units as required by SFAS No. 142. Goodwill of a reporting unit will also be tested between annual tests if an event occurs or circumstances change that indicate an impairment may exist.

     The Company’s reported net income (loss) for the years ended September 30, 2001 and 2000, adjusted for amortization expense recognized in that period related to goodwill that is no longer being amortized, compared to the Company’s reported net income for the year ended September 30, 2002 is as follows:

	Year Ended September 30,

	2002	2001	2000

Net income (loss):
As reported	$24,351	$1,051	$(13,635)
Add back: Goodwill amortization	—	2,962	3,089

Adjusted	$24,351	$4,013	$(10,546)

Diluted earnings (loss) per share:
As reported	$1.34	$0.08	$(1.15)
Add back: Goodwill amortization	—	$0.23	$0.26

Adjusted	$1.34	$0.31	$(0.89)

     As of September 30, 2002 and September 30, 2001, the Company’s other intangible assets, net, included the following:

	September 30, 2002		September 30, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized other intangible assets:
Management contracts	$20,853	$(8,532)	$22,086	$(8,462)
Loan acquisition costs	11,253	(5,326)	10,071	(3,711)
Other	2,161	(1,134)	1,681	(985)

Total	$34,267	$(14,992)	$33,838	$(13,158)

     Amortization expense recognized for the management contracts and other intangible assets totaled $2.4 million, $3.7 million, and $3.5 million for the years ended September 30, 2002, 2001 and 2000, respectively. The Company recognizes amortization expense for loan acquisition costs as a component of interest expense. For the years ended September 30, 2002, 2001 and 2000, amortization expense for loan acquisition costs was $1.3 million, $1.5 million and $1.6 million, respectively. The estimated aggregate amortization

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense, including amortization expense for loan acquisition costs, for each of the five fiscal years succeeding the Company’s most recent fiscal year ended September 30, 2002 is as follows:

	Estimated Expense

	Amortization	Interest	Total

Fiscal Year:
2003	$1,749	$1,680	$3,429
2004	1,749	1,958	3,707
2005	824	1,338	2,162
2006	628	864	1,492
2007	628	64	692

4.    Business Combinations and Hospital Development

     Acquisitions Completed During Fiscal Year 2002 — On October 1, 2001, the Company acquired an additional 45.0% ownership interest in Heart Hospital of New Mexico from its physician and hospital partners. The Company paid cash of approximately $17.4 million for this additional ownership interest, using a portion of the net proceeds from the Offering. As a result of the increase in the Company’s ownership interest from a 24.0% minority ownership position to a 69.0% majority ownership position, the Company obtained substantive control of the hospital. Accordingly, the Company began to consolidate in its financial statements the hospital’s results of operations and financial position from October 1, 2001. Prior to acquiring this additional interest, the Company was required to account for its investment in Heart Hospital of New Mexico using the equity method of accounting.

     Because the carrying amount of the hospital’s net assets underlying the additional ownership interest the Company acquired, which primarily consisted of accounts receivable, medical supplies, property and equipment, current liabilities and long-term debt and capital leases, approximated their fair value at the date of acquisition, the application of purchase accounting did not result in any significant adjustment to the carrying amount of those assets. As part of this transaction, the Company assumed all interests, rights or obligations of the ownership interest acquired relating to capital investment and surplus in the hospital. In the initial application of purchase accounting, the Company recognized total goodwill arising from the acquisition of the additional interest in Heart Hospital of New Mexico of approximately $16.9 million. Subsequently, the Company adjusted goodwill to $16.5 million in connection with recognizing additional deferred tax assets related to Heart Hospital of New Mexico.

     Acquisitions Completed During Fiscal Year 2001 — As summarized in Note 1, concurrent with the Offering in July 2001, the Company offered its physician and community hospital partners in some of its hospitals the opportunity to either exchange a portion of their ownership interests in those hospitals for shares of the Company’s common stock valued at the price of the shares sold in the Offering or to sell a portion of their ownership interests to the Company for cash. The Company also entered into a separate agreement with its physician partners in one of its hospitals to purchase additional ownership interests from them for cash. The Company issued a total of 131,602 shares of common stock and paid $25.4 million cash to the partners in the five hospitals who elected to participate in these exchange transactions. The shares of common stock issued in these transactions were in addition to the shares sold in the Offering, and the cash paid was financed with a

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the proceeds from the Offering. The table below indicates the Company’s ownership interests in these five hospitals before and after these exchange transactions.

		MedCath Ownership

		Before	After
Heart Hospital	Location	Exchange	Exchange

Arizona Heart Hospital	Phoenix, AZ	51.0%	70.6%
Arkansas Heart Hospital	Little Rock, AR	51.0%	70.3%
Dayton Heart Hospital	Dayton, OH	52.5%	66.5%
Heart Hospital of Austin	Austin, TX	51.5%	70.9%
Tucson Heart Hospital	Tucson, AZ	33.3%	58.6%

     As a result of the increase in its ownership interest in Tucson Heart Hospital from a minority to a majority ownership position, the Company obtained substantive control of the hospital and began to consolidate in its financial statements the hospital’s results of operations and financial position from the date of acquisition. Prior to this exchange transaction, the Company accounted for its investment in Tucson Heart Hospital using the equity method of accounting.

     Because the carrying amount of the hospitals’ net assets underlying the additional ownership interests acquired, which primarily consisted of accounts receivable, medical supplies, property and equipment, current liabilities and long-term debt and capital leases, approximated their fair value at the date of acquisition, the application of purchase accounting did not result in any significant adjustment to the carrying amount of those net assets. As a result of these exchange transactions, the Company assumed all interests, rights and obligations related to the additional ownership interests being acquired from the partners, including any and all existing rights or obligations relating to capital investment, surplus or deficit in the hospital. The total goodwill arising from these exchange transactions was approximately $27.4 million.

     Other Increases in Hospital Ownership, Fiscal Year 2000 — As of September 30, 1999, the Company (through its wholly owned subsidiary DTO Management, Inc.), Franciscan Health System of the Ohio Valley and Affiliates (Franciscan), and a group of physician and investor members held approximately 36.8%, 31.6% and 31.6% interests, respectively, in Dayton Heart Hospital. As of October 1, 1999, the Company determined that it had substantive control over Dayton Heart Hospital and, accordingly, Dayton Heart Hospital has been accounted for as a consolidated subsidiary beginning October 1, 1999 (first day of the Company’s fiscal year 2000). Effective October 1, 2000, Dayton Heart Hospital reached an agreement with Franciscan, whereby Franciscan exchanged its ownership interest and ceased being a member in Dayton Heart Hospital for a full release from any obligations arising from its interest, including the obligation to guarantee debt and pay debt guarantee fees. As a result of this agreement, the Company’s interest in Dayton Heart Hospital increased to approximately 52.5% and the physician and investor members’ interest increased to approximately 47.5%.

     New Hospital Development — On October 2, 2002, the Company opened Harlingen Medical Center in Harlingen, Texas. This new hospital focuses on cardiovascular care as well as orthopedics, neurology, obstetrics, and gynecology. The Harlingen Medical Center is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns an approximate 51% interest in the hospital, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital. The Company began constructing Harlingen Medical Center in July 2001. As of September 30, 2002, the Harlingen Medical Center was committed under a construction contract of $32.7 million to construct the hospital. The Harlingen Medical Center has paid $31.1 million and accrued an additional $1.6 million under this construction contract as of September 30, 2002. In May 2002, Harlingen Medical Center obtained a new debt commitment of $20.0 million to fund equipment for the new hospital, of which $2.1 million had been borrowed as of September 30, 2002. See Note 8 for additional discussion of the terms of this debt commitment.

     In February 2002, the Company announced a venture to develop and construct Heart Hospital of Lafayette, which will be located in Lafayette, Louisiana. The Heart Hospital of Lafayette is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, will own a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control over the hospital. The Company expects to begin constructing the Heart Hospital of Lafayette in December 2002 and to open the hospital during the fall of 2003.

     In January 2002, the Company announced a venture to develop and construct The Heart Hospital of Milwaukee, which will be located in the city of Glendale, near Milwaukee, Wisconsin. The Heart Hospital of Milwaukee is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, will own a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive control over the hospital. In August 2002, the Company entered into a construction contact with a preliminary budget contract sum of $14.0 million and began construction of The Heart Hospital of Milwaukee. The Company expects to open the hospital during the fall of 2003.

     In October 2001, the Company announced a venture to develop and construct Heart Hospital of San Antonio, which will be located in San Antonio, Texas. The Heart Hospital of San Antonio is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiary, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital. The Company began constructing Heart Hospital of San Antonio in June 2002 and expects to open the hospital during the late summer of 2003. As of September 30, 2002, Heart Hospital of San Antonio was committed under a construction contract with a budget contract sum of $25.0 million to construct the hospital. The Heart Hospital of San Antonio had paid $3.5 million and accrued an additional $2.1 million under this construction contract as of September 30, 2002.

     In April 2001, the Company announced a venture to develop and construct Louisiana Heart Hospital, which will be located in St. Tammany Parish just north of New Orleans, Louisiana. Louisiana Heart Hospital is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiary, owns an approximate 53% interest in the venture, with physician investors owning the remaining 47%, and the Company exercises substantive control over the hospital. The Company began constructing Louisiana Heart Hospital in November 2001 and expects to open the hospital during March 2003. As of September 30, 2002, Louisiana Heart Hospital was committed under a construction contract of $20.3 million to construct the hospital. Louisiana Heart Hospital had paid $11.5 million and accrued an additional $5.5 million under this construction contract as of September 30, 2002.

     Diagnostic and Therapeutic Facilities Development — In November 2002, the Company opened a new nuclear testing facility in Philadelphia, Pennsylvania. The Company owns 100% of this nuclear testing facility, which has a professional service agreement with various cardiologists in that market. In August 2002 and May 2002, the Company entered into new hospital management service agreements with Johnston Memorial Hospital and Falmouth Hospital, respectively, to manage each of the hospital’s cath labs.

     In March 2002 and April 2002, the Company opened two new fixed-site cath labs as joint ventures with physicians, one in Greensboro, North Carolina and the other in Wilmington, North Carolina, respectively. The Company owns an approximate 51% interest and exercise substantive control over each of these ventures.

     During January 2002, the Company acquired a 100% interest in a nuclear management company, which manages a diagnostic facility that performs nuclear medical procedures in Metuchen, New Jersey. The Company paid a total of approximately $1.5 million to acquire the interest in this management company and recorded the acquisition as a management contract, which is a component of other intangible assets, net.

     Closure of Diagnostic and Therapeutic Facilities — Effective October 2002, the Company exercised its option to terminate early the management agreement for Wake Heart Cardiac Diagnostic Center due to the center’s operations not meeting the Company’s objectives.

     Termination of Management Contract — During fiscal 2002, the Company recognized a gain on the settlement of a management contract in CCM that was terminated effective December 31, 2001. The gain of approximately $1.2 million is included in gain on the sale of property, equipment and other assets in the accompanying consolidated statement of operations.

     Disposition of McAllen Heart Hospital — On March 1, 2001, McAllen Heart Hospital, in which the Company owned a 50.2% majority interest, was sold to an affiliate of Universal Health Services, Inc. for approximately

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$56.0 million. Approximately $38.0 million of the sale proceeds were used to repay the hospital’s long-term debt, including intercompany amounts paid to the Company, which the Company then used to repay amounts outstanding under its revolving credit facility. After the write-off of approximately $10.3 million of goodwill and purchase accounting valuation adjustments in McAllen Heart Hospital, which arose from a 1998 merger transaction, the Company recognized a net gain of $13.5 million in its consolidated results of operations for the year ended September 30, 2001. Approximately $8.0 million was recognized in earnings allocated to minority interests as a result of the sale. This minority interest amount was determined before the write-off of the Company’s goodwill and the purchase accounting valuation adjustments and after the allocation of amounts to the Company for recovery of disproportionate losses of McAllen Heart Hospital, which had previously been recognized in the Company’s consolidated results of operations.

5.    Equity Investments

     Advances to unconsolidated affiliates and investments in unconsolidated affiliates accounted for under the equity method consist of the following at September 30:

	2002						2001

	Advances		Investment		Net		Advances	Investment	Net

Heart Hospital of New Mexico	$	n/a	$	n/a	$	n/a	$—	$300	$300
Heart Hospital of South Dakota		1,059		1,328		2,387	7,398	(1,212)	6,186
Other		—		847		847	—	(71)	(71)

		$1,059		$2,175		$3,234	$7,398	$(983)	$6,415

     Advances to unconsolidated affiliates bear interest at prime plus 1% (5.75% and 7.0% at September 30, 2002 and 2001, respectively), and are payable on demand and prior to any distribution of earnings.

     The combined results of operations and financial position of the Company’s unconsolidated affiliate hospitals are summarized below:

	Year Ended September 30,

	2002	2001	2000

Condensed Statement of Operations Information:
Net revenue	$50,173	$110,073	$72,275
Income from operations	9,619	7,280	3,505
Net income (loss)	2,834	(2,199)	(2,108)
Condensed Balance Sheet Information:
Current assets	9,797	16,788	20,387
Noncurrent assets	43,851	80,035	84,989
Current liabilities	8,132	13,405	17,118
Noncurrent liabilities	41,532	83,381	105,301
Minority interest	2,657	949	(38)
Net equity (deficit)	1,327	(912)	(17,005)

     As discussed in Notes 1 and 4, the Company began consolidating Tucson Heart Hospital upon acquiring a majority ownership interest in and substantive control of the hospital in July 2001. From July 1999 through July 2001, the Company accounted for its minority investment in Tucson Heart Hospital using the equity method of accounting. Prior to July 1999, the Company consolidated Tucson Heart Hospital. The Company deconsolidated Tucson Heart Hospital as of July 31, 1999 upon entering into an agreement whereby a third-party community hospital investor, Carondelet Health Network, obtained a 33 1/3% ownership interest in Tucson Heart Hospital, which reduced the Company’s interest from a majority position to a minority position.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As discussed in Notes 1 and 4, the Company began consolidating the Heart Hospital of New Mexico effective October 1, 2001 (the first day of the Company’s fiscal year 2002) as a result of acquiring a majority interest in and substantive control of the hospital on that date. Prior to October 1, 2001, the Company accounted for its minority interest investment in Heart Hospital of New Mexico using the equity method of accounting.

     In 1999, the Company entered into a venture with physicians and a community hospital partner to construct and operate the Heart Hospital of South Dakota in Sioux Falls, South Dakota. The Heart Hospital of South Dakota commenced operations in March 2001. The Company accounts for its approximately 33.3% minority investment in the Heart Hospital of South Dakota using the equity method of accounting.

6.    Accounts Receivable

     Accounts receivable, net, consists of the following:

	September 30,

	2002	2001

Receivables, principally from patients and third-party payors	$66,554	$63,659
Receivables, principally from billings to hospitals for various cardiovascular procedures	5,618	5,178
Amounts due under management contracts	1,423	352
Other	5,302	5,104

	78,897	74,293
Less allowance for doubtful accounts	(8,000)	(8,659)

Accounts receivable, net	$70,897	$65,634

     Activity for the allowance for doubtful accounts was as follows:

	Year Ended September 30,

	2002	2001	2000

Balance, beginning of year	$8,659	$13,622	$8,128
Bad debt expense	22,268	20,545	16,668
Increase due to acquisition	4,860	2,844	—
Write-off, net of recoveries	(27,787)	(28,352)	(11,174)

Balance, end of year	$8,000	$8,659	$13,622

     During the year ended September 30, 2000, the Company collected $9.3 million, net of attorneys’ fees, in insurance recoveries related to business interruption and flooding damages incurred at one of its hospitals in 1998. Included in the $9.3 million was a gain of approximately $3.1 million resulting from the recoveries for the business interruption, which was recorded in net revenue for the period.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Property and Equipment

     Property and equipment, net, consists of the following:

	September 30,

	2002	2001

Land	$28,412	$15,075
Buildings	186,926	165,006
Equipment	229,916	177,448
Construction in progress	63,613	9,053

Total, at cost	508,867	366,582
Less accumulated depreciation	(140,443)	(101,018)

Property and equipment, net	$368,424	$265,564

     Substantially all of the Company’s property and equipment is pledged as collateral for various long-term obligations (see Notes 8 and 9).

8.    Short-Term Borrowings and Long-Term Debt

     Short-term borrowings of $4.5 million at September 30, 2002 consist of amounts outstanding under a commercial revolving note at one of our hospitals. This revolving note provides up to $10.0 million of total available borrowings, expires May 2003, and bears interest at the bank’s prime rate plus 0.25% (5.0% at September 30, 2002). The revolving note is renewable annually at the lender’s discretion and is secured by the hospital’s patient accounts receivable. Available borrowings under the revolving note are based on a formula of the hospital’s eligible patients accounts receivable.

     Long-term debt consists of the following:

	September 30,

	2002	2001

Master credit facility and bank mortgage loans	$120,809	$78,972
Pre-existing bank mortgage loan	22,298	24,069
Real estate investment trust (REIT) loans	76,512	54,886
Revolving credit facility	—	—
Notes payable to various lenders	62,270	65,944
Other	4,653	819

	286,542	224,690
Less current portion	(25,533)	(23,490)

Long-term debt	$261,009	$201,200

     Master Credit Facility and Bank Mortgage Loans — Concurrent with the Offering in July 2001, the Company became a party to a new $189.6 million master credit facility (the Master Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the indebtedness of three of the Company’s existing hospitals and provided the Company with $110.0 million of available debt capital to finance the construction and development of new hospitals under its hospital development program.

     In July 2001, three of the Company’s consolidated hospitals borrowed a total of $79.6 million under the Master Credit Facility to fund the repayment of $77.5 million of outstanding principal under their existing REIT and bank mortgage loans, $856,000 of prepayment penalty, and $1.3 million of debt issuance costs. As a result of the prepayment penalty and unamortized debt issue costs on the existing indebtedness, the Company

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized an extraordinary loss on the extinguishment of debt of approximately $618,000 net of minority interests and income taxes, in the fourth quarter of fiscal 2001.

     Under the terms of the Master Credit Facility, these three hospitals were required to have in place fixed interest rate swaps, for 50% of the refinanced amount, within 90 days of the closing. Accordingly, in September 2001, the Company’s three hospitals entered into fixed interest rate swaps for notional amounts of 50% of the outstanding balances of the bank mortgage loans under the Master Credit Facility, which effectively fixed the interest rate on the hedged portion of these bank mortgage loans at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. In accordance with SFAS No. 133 and the Company’s market risk policy as discussed in Note 2, the swaps qualify for cash flow hedge accounting. The Company recognizes interest expense based upon the fixed interest rates provided under the swaps, while the changes in fair value of the swaps ($718,000 and $693,000 losses for the years ended September 30, 2002 and 2001, respectively) are recorded as other comprehensive income (loss) with the corresponding charge recorded as an adjustment to the derivative liability in the consolidated balance sheet (other long-term obligations at September 30, 2002 and 2001). Future changes on the fair value of the swaps will be recorded based upon the variability in market interest rates through July 2006, the termination date of the swaps and the Master Credit Facility.

     As of September 30, 2002, $63.0 million of the $110.0 million initially available to finance the Company’s hospital development program had been designated to finance the development of Harlingen Medical Center and The Louisiana Heart Hospital. Of this $63.0 million of designated financing, $45.8 million had been borrowed as of September 30, 2002. In November 2002, $31.6 million was designated to finance San Antonio Heart Hospital. The remaining $15.4 million is available to finance other projects in the Company’s hospital development program.

     Each loan under the Master Credit Facility is separately documented and secured by the assets of the borrowing hospital only. Each loan under the Master Credit Facility amortizes based on a 20-year term, matures on July 27, 2006, and accrues interest at variable rates on either the Base Rate (as defined) plus an applicable margin, or Eurodollar Rate (LIBOR) plus an applicable margin. The weighted average interest rate for the loans under the Master Credit Facility was 5.02% and 6.68% at September 30, 2002 and 2001, respectively. The Company is required to pay a monthly unused commitment fee at a rate of 0.5%.

     The Company guarantees the obligations of its hospital subsidiaries and unconsolidated affiliates for the bank mortgage loans made to them under the Master Credit Facility.

     Pre-existing Bank Mortgage Loan — At September 30, 2002 and 2001, the Company’s Pre-existing Bank Mortgage Loan balance includes the outstanding indebtedness of only one hospital. The mortgage loan payments are based on a 20-year amortization schedule with the remaining principal due in full on March 31, 2007. The interest rate on this bank mortgage loan is LIBOR plus three hundred fifty basis points. At September 30, 2002 and 2001, the interest rate on the mortgage loan was 5.31% and 7.00%, respectively, and the loan is collateralized by a pledge of the Company’s interest in the related hospital, the hospital’s land, buildings, fixtures, and certain other assets. The Company has guaranteed 71% of the outstanding balance of the mortgage loan.

     REIT Loans — From 1994 to 1997, the Company entered into mortgage loans with real estate investment trusts for the purpose of financing the land acquisition and construction costs for several of its hospitals. As of September 30, 2001, the Company’s REIT Loan balance includes the outstanding indebtedness of two hospitals, one of which became a majority-owned subsidiary during July 2001 as a result of the exchange transactions (see Notes 1 and 4). As of September 30, 2002, the Company’s REIT Loan balance also includes the Heart Hospital of New Mexico, which the Company began consolidating on October 1, 2001 (see Notes 1 and 4). The interest rates on the outstanding REIT Loans were 3 1/2% to 4 1/4% above a rate index tied to U.S. Treasury Notes, that is determined on the completion date of the hospital, and subsequently increases per year by 20 basis points for one hospital and 27 basis points for the other hospital. The principal and interest on the REIT Loans is payable monthly over seven-year terms from the completion date of each hospital using extended period amortization schedules and include balloon payments at the end of each respective term. One loan is subject to extension for an additional seven years at the option of the Company. Borrowings under the REIT Loans are collateralized by a pledge of the Company’s interest in the related hospitals’ property, equipment and certain other assets. At

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2002, the Company guaranteed 100% of the outstanding balances of the REIT Loans. The average interest rate as of September 30, 2002 and 2001 on the REIT Loans were 10.00% and 9.53%, respectively.

     Revolving Credit Facility — The Company entered into a $100.0 million revolving credit facility (the Revolver) dated as of July 31, 1998, with a syndicate of banks, the proceeds of which are to be used for general corporate purposes. All outstanding borrowings under the Revolver are payable on January 31, 2005. The Revolver is collateralized by all shares of MedCath Intermediate Holdings, Inc. (a wholly owned subsidiary of the Company), all intercompany debt owed by each of its present and future subsidiaries, and all proceeds from the sales of its present and future subsidiaries. Borrowings under the Revolver bear interest at variable rates based, at the Company’s option, on LIBOR plus an additional margin ranging from .875% to 2.25%, based on the Company’s performance, or the prime rate plus an additional margin ranging to 1.00%, based on the Company’s performance. As of September 30, 2002 and 2001, the applicable interest rates on available funds were 6.50% and 9.50%, respectively.

     Of the $100.0 million in availability under the Revolver, $10 million is designated for short-term borrowings and $25.0 million is available for letters of credit. In July 2001, the Company used a portion of the proceeds from the Offering to pay all amounts outstanding under the Revolver. At September 30, 2002 and 2001, no amounts were outstanding under the short-term borrowings portion of the Revolver. Short-term borrowings bear interest at the prime rate plus 0.75%. As of September 30, 2002, $11.8 million had been used for letters of credit, for which the Company is paid required to pay a commission fee of 1.875%. The Company is also required to pay a monthly unused commitment fee at a rate of 0.375% for available, but unused, borrowings under the Revolver.

     Notes Payable — The Company has acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. Amounts borrowed under these notes are payable in monthly installments of principal and interest over 5 to 7 year terms. Interest is at fixed rates ranging from 7.23% to 10.25%. The Company has guaranteed up to 51% of these equipment loans.

     In May 2002, Harlingen Medical Center obtained a new debt commitment to finance its equipment. This new debt commitment allows the hospital to borrow up to $20.0 million until April 2003. During this time, interest will accrue at the prime rate plus 25 basis points. After such date, amounts funded under the loan shall accrue interest at a fixed rate of interest equal to a specific Treasury Note yield, plus a margin. Upon the conversion of the loan to a fixed rate of interest, the principal amount outstanding will be repaid over a time period equal to either five or seven years, depending on the type and manufacturer of equipment originally purchased under the facility. The debt is secured by the related equipment in the hospital and is guaranteed by the Company. As of September 30, 2002, Harlingen Medical Center had borrowed $2.1 million of the $20.0 million available.

     Debt Covenants — Covenants related to the Company’s long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At September 30, 2002, one of the Company’s hospitals was not in compliance with certain of its financial ratio covenants under its bank mortgage loan and another of the Company’s hospitals was not in compliance with certain of its financial ratio covenants under its REIT loan. The mortgage lender granted a waiver for the breach of the covenants at September 30, 2002 and agreed to amend the financial ratios through June 2003, at which time the financial ratio covenant reverts to the original terms of the loan. The Company is seeking a waiver of the specific financial covenant from the REIT lender at its other hospital, and the Company has the ability to refinance the hospital’s debt within the next twelve months. The Company was in compliance with all other covenants at September 30, 2002.

     Guarantees of Unconsolidated Affiliate’s Debt — The Company has guaranteed approximately 50% of the real estate and equipment debt of the one affiliate hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At September 30, 2002, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $43.7 million at September 30, 2002, and

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordingly the 50% of this debt guaranteed by the Company was approximately $21.9 million. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the value of the assets and liabilities on the Company’s balance sheet.

     Future Maturities — Future maturities of long-term debt at September 30, 2002 are as follows:

Fiscal Year

2003	$25,533
2004	32,447
2005	40,572
2006	149,784
2007	37,697
Thereafter	509

$286,542

9.    Obligations Under Capital Leases

     The Company currently leases several diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware, equipment and certain vehicles under noncancelable capital leases expiring through fiscal year 2008. Some of these leases contain provisions for annual rental adjustments based on increases in the consumer price index, renewal options, and options to purchase during the lease terms. Amortization of the capitalized amounts is included in depreciation expense. Total assets under capital leases (net of accumulated depreciation of approximately $9.7 million and $9.8 million) at September 30, 2002 and 2001, were approximately $15.6 million and $14.7 million, respectively, and are included in property and equipment. Lease payments during the years ended September 30, 2002 and 2001 were $5.9 million and $4.3 million, respectively, and include interest of approximately $1.0 million and $861,000, respectively.

     Future minimum lease payments at September 30, 2002 are as follows:

Fiscal Year

2003	$3,702
2004	3,580
2005	3,317
2006	3,445
2007	1,161
Thereafter	598

Total future minimum lease payments	15,803
Less amounts representing interest	(2,652)

Present value of net minimum lease payments	13,151
Less current portion	(2,704)

$10,447

10.    Liability Insurance Coverage

     On June 1, 2002, the Company’s three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis expired, and became partially self-insured under a one-year policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. At the same

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time, to provide coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy, the Company purchased tail insurance coverage, the full cost of which we were required by accounting principles generally accepted in the United States to recognize as an operating expense in the third quarter of fiscal 2002. As a result of increasing premiums for malpractice insurance during fiscal 2002, the increase the Company paid for its new policy compared to the premiums it paid for the old policy was significant. Because the Company has retained up to $2.0 million of liability per claim under the new policy, it is required to recognize up to the first $2.0 million of estimated expense/ liability for each malpractice claim incurred under the new policy period beginning June 1, 2002. As of September 30, 2002, the total estimated liability for its self-insured retention on medical malpractice claims, including incurred but not reported claims, was $858,000, which is included in current liabilities in our consolidated financial statements. The Company maintains this reserve based on actuarial estimates by an independent third party, who based the estimates on the Company’s historical experience with claims and assumptions about future events.

11.    Commitments and Contingencies

     Operating Leases — One of the Company’s subsidiaries leases certain office space to a physician group under a noncancelable operating lease which commenced in fiscal year 2000. During fiscal years 2002, 2000 and 2001, the Company received approximately $485,000 annually in rental income from this lease.

     The Company currently leases several cardiac diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware equipment, and certain vehicles under noncancelable operating leases expiring through fiscal year 2029. Total rent expense under all rental commitments was approximately $3.8 million, $3.3 million and $3.6 million for the years ended September 30, 2002, 2001 and 2000, respectively.

     The approximate future minimum rental income and commitments under noncancelable operating leases as of September 30, 2002 are as follows:

	Rental	Rental
Fiscal Year	Income	Commitment

2003	$589	$2,693
2004	574	2,010
2005	574	1,828
2006	541	1,625
2007	530	1,195
Thereafter	587	4,590

	$3,395	$13,941

     Compliance — Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and may be modified. The Company believes that it is in compliance with such laws and regulations and it is not aware of any investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including substantial fines and criminal penalties, as well as repayment of previously billed and collected revenue from patient services and exclusion from the Medicare and Medicaid programs.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Income Taxes

     The components of income tax expense (benefit) are as follows:

	Year Ended September 30,

	2002	2001	2000

Current tax (benefit) expense:
Federal	$—	$—	$—
State	535	317	(24)

Total current tax (benefit) expense	535	317	(24)
Deferred tax (benefit) expense:
Federal	3,300	344	—
State	(915)	51	—

Total deferred tax (benefit) expense	2,385	395	—

Total income tax (benefit) expense	$2,920	$712	$(24)

     The components of net deferred taxes at September 30 are as follows:

	2002	2001

Deferred tax liabilities:
Excess of book over tax bases of property and equipment	$19,643	$19,934
Excess of book over tax bases in equity investments	145	11
Management contracts	3,009	3,097
Other	1,281	382

Total deferred tax liabilities	24,078	23,424

Deferred tax assets:
Net operating and economic loss carryforward	12,768	17,210
AMT credit carryforward	1,336	1,336
Management contracts	94	1,460
Nondeductible allowances	1,171	1,721
Nondeductible accruals	2,546	2,504
Organization and start-up costs	3,279	4,204
Derivative swap	902	—
Other	1,765	1,401

Total deferred tax assets before valuation allowance	23,861	29,836
Valuation allowance on net deferred tax assets	—	(6,412)

Total deferred tax assets	23,861	23,424

Net deferred tax balance	$217	$—

     At September 30, 2001, the Company’s net deferred tax assets were fully offset by a valuation allowance as sufficient positive evidence did not exist to support recognition of such assets. During the year ended September 30, 2002, the Company reassessed the valuation allowance and determined that such allowance was no longer required as the deferred tax liabilities, combined with the current and projected net earnings, provided sufficient positive evidence to support the recognition of the gross deferred tax assets. As such, the Company

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reversed the valuation allowance on net deferred tax assets and recognized an income tax benefit of $6.4 million, which resulted in a net income tax expense for the year ended September 30, 2002 of $2.9 million.

     The Company has gross federal and state net operating loss carryforwards of $29.6 million and $50.8 million, respectively, which will begin to expire in 2015. In addition, the Company has an alternative minimum tax credit carryforward of $1.3 million.

     The differences between the U.S. federal statutory tax rate and the effective rate are as follows:

	2002	2001	2000

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes	1.5	54.9	3.8
Goodwill	—	179.3	(12.2)
Decrease in valuation allowance	(23.5)	(309.3)	(16.9)
Other	(1.3)	71.0	(8.5)

Effective income tax rate	10.7%	29.9%	0.2%

13.    Per Share Data

     The calculation of diluted net income (loss) per share considers the potential dilutive effect of options to purchase 2,413,095 shares, 2,291,595 shares and 2,178,722 shares of common stock at prices ranging from $4.75 to $25.00 which were outstanding at September 30, 2002, 2001 and 2000, respectively. Of these options, 2,140,730 shares, 2,150,230 shares and 2,178,722 shares were not included in the calculation of diluted earnings per share at September 30, 2002, 2001 and 2000, respectively, as such shares were anti-dilutive.

     The following table sets forth the reconciliation of basic earnings per share to diluted earnings per share for each of the years ended September 30:

	Year Ended September 30, 2002

		Weighted
		Average
	Net	Shares	Earnings
	Income	Outstanding	Per Share

Basic	$24,351	18,012	$1.35
Effect of dilution:
Stock options	—	105	(0.01)

Diluted	$24,351	18,117	$1.34

	Year Ended September 30, 2001

		Weighted
		Average
	Net	Shares	Earnings
	Income	Outstanding	Per Share

Basic	$1,051	13,007	$0.08
Effect of dilution:
Stock options	—	100	—

Diluted	$1,051	13,107	$0.08

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Stock Option Plans

     On July 28, 1998, the Company’s Board of Directors adopted a stock option plan (the 1998 Stock Option Plan) under which it may grant incentive stock options and nonqualified stock options to officers and other key employees. Under the 1998 Stock Option Plan, the Board of Directors may grant option awards and determine the option exercise period, the option exercise price, and such other conditions and restrictions on the grant or exercise of the option as it deems appropriate. The 1998 Stock Option Plan provides that the option exercise price may not be less than the fair value of the common stock as of the date of grant and that the options may not be exercised more than ten years after the date of grant. Options that have been granted during the years ended September 30, 2002 and 2001 were granted at an option exercise price equal to or greater than fair market value of the underlying stock at the date of the grant and become exercisable on grading and fixed vesting schedules ranging from 4 to 8 years subject to certain performance acceleration features. At September 30, 2002, the maximum number of shares of common stock, which can be issued through awards granted under the 1998 Option Plan is 3,000,000.

     On July 23, 2000, the Company adopted an outside director’s stock option plan (the Director’s Plan) under which nonqualified stock options may be granted to nonemployee directors. Under the Director’s Plan, grants of 2,000 options were granted to each new director upon becoming a member of the Board of Directors and grants of 2,000 options were made to each continuing director on October 1, 1999 (the first day of the fiscal year ended September 30, 2000). Effective September 15, 2000, the Director’s Plan was amended to increase the number of options granted for future awards from 2,000 to 3,500. Grants of 3,500 options were made to each continuing director on October 1, 2001 and 2000 (the first day of the fiscal years ended September 30, 2002 and 2001, respectively. All options granted under the Director’s Plan through September 30, 2002 have been granted at an exercise price equal to or greater than the fair market value of the underlying stock at the date of the grant. Options are exercisable immediately upon the date of grant and expire ten years from the date of grant. The maximum number of shares of common stock which can be issued through awards granted under the Director’s Plan is 100,000.

     Activity for the option plans during the years ended September 30, 2002, 2001 and 2000 was as follows:

				Weighted-
		Weighted-		Average
	Number of	Average	Options	Exercise
	Options	Exercise Price	Exercisable	Price

Outstanding options,
September 30, 1999	1,763,580	$17.88	158,992	$6.28
Granted	946,142	19.00
Canceled	(531,000)	19.00

Outstanding options,
September 30, 2000	2,178,722	$18.10	551,337	$15.44
Granted	267,500	19.67
Exercised	(42,927)	18.48
Canceled	(111,700)	19.00

Outstanding options,
September 30, 2001	2,291,595	$18.23	938,141	$16.93
Granted	176,500	17.26
Canceled	(55,000)	18.59

Outstanding options,
September 30, 2002	2,413,095	$18.15	1,188,951	$17.34

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes information for options outstanding and exercisable at September 30, 2002:

Options Outstanding				Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Prices	Options	Life (years)	Price	Options	Price

$12.00	9,893	2.6	$12.00	9,893	$12.00
4.75	131,472	5.8	4.75	131,472	4.75
18.60-19.46	2,105,730	6.7	19.00	1,021,586	19.00
25.00	30,000	8.5	25.00	5,000	25.00
14.95-15.80	31,000	9.3	15.53	21,000	15.80
17.10-18.00	105,000	9.3	17.42	—	—

$4.75-25.00	2,413,095		$18.15	1,188,951	$17.34

     The Company accounts for its stock option plans in accordance with APB Opinion No. 25 as discussed in Note 2. No compensation expense has been recognized in the statements of operations for the stock-based awards for the years ended September 30, 2002, 2001 and 2000, as all options awarded under the stock option plans have been granted at an exercise price equal to or greater than the fair market value of the Company’s stock at the date of the grant.

     Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income (loss) for the years ended September 30 would have been impacted as follows:

	Year Ended September 30,

	2002	2001	2000

Net income (loss):
As reported	$24,351	$1,051	$(13,635)
Pro forma	$22,497	$(515)	$(14,436)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which occurred during 2002, 2001 and 2000:

	Year Ended September 30,

	2002	2001	2000

Expected life	8 years	8 years	8 years
Risk-free interest rate	4.22-5.09%	4.78-5.83%	5.93-6.69%
Expected volatility	52-54%	54%	0%

     The weighted average fair value of options granted during the year ended September 30, 2002 with an exercise price equal to the fair value of the Company’s stock at the date of grant was $10.81. The weighted average fair value of options granted during the years ended September 30, 2001 and 2000 with an exercise price greater than the fair value of the Company’s stock at the date of grant was $10.77 and $6.50, respectively.

15.    Employee Benefit Plan

     The Company has a defined contribution retirement savings plan (the 401(k) Plan) which covers all employees who meet minimum service requirements. The 401(k) Plan allows eligible employees to contribute from 1% to 15% of their annual compensation on a pre-tax basis. The Company, at its discretion, may make an annual contribution of up to 25% of an employee’s pre-tax contribution, up to a maximum of 6% of

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation. The Company’s contributions to the 401(k) Plan for the years ended September 30, 2002, 2001 and 2000 were approximately $1.1 million, $969,000 and $732,000, respectively.

16.    Related Party Transactions

     During the fiscal year ended September 2002, 2001, and 2000 the Company incurred $0, $245,000 and $300,000, respectively, in monitoring fees to its principal stockholders and their affiliates.

17.    Litigation and Settlement of Contract Disputes

     Litigation — The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants, and additional claims that may be asserted for known incidents through September 30, 2002. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising form services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.

     Management does not believe, based on advice of counsel and the Company’s experience with past lawsuits and claims that, taking into account the applicable liability insurance coverage, the outcome of any such claims and litigation, individually or in the aggregate, will have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

     Settlement of Contract Disputes — In June 2002, the Company received a favorable settlement of a lawsuit against a managed care company in which the Company was seeking payment for services rendered by its Bakersfield Heart Hospital. Under the terms of the settlement, Bakersfield Heart Hospital received approximately $7.1 million relating to payment for services and reimbursement of certain expenses, primarily legal expenses, owed during the period of dispute. The Company’s results of operations for fiscal 2002 included $2.2 million of net revenue and $2.1 of million income before income taxes attributable to the favorable settlement of this lawsuit.

     In March 2002, one of the Company’s managed diagnostic centers, Sun City Cardiac Center, received a favorable settlement of a billing dispute involving Sun Health Corporation, which owns and operates the hospital where the center is located. Under the terms of the settlement, Sun City Cardiac Center was awarded total proceeds of $11.2 million relating to service fees, attorney fees and interest costs owed during the period of the contractual dispute. The Company owns a 65% interest in Sun City Cardiac Associates, which manages the Sun City Cardiac Center and receives a management fee for such services. The Company’s results of operations for fiscal 2002 included $9.7 million of net revenue, $1.2 million of operating expenses and $3.0 million of minority interest, thereby resulting in $5.5 million of income before income taxes attributable to this settlement.

     In April 2001, the Company received an arbitration award related to a billing dispute with its joint venture hospital partner in one of its diagnostic and therapeutic centers. As a result of the award, the Company recognized an additional $3.2 million of net revenue and $300,000 of expenses in its results of operations during fiscal 2001. Of the net $2.9 million recognized in operations, $1.5 million was allocated to minority interests during the period, thereby resulting in $1.4 million of income before income taxes attributable to this award.

18.    Fair Value of Financial Instruments

     The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets, including cash and cash equivalents, accounts receivable, net, due from affiliates, short-term borrowings, accounts payable, income taxes payable, accrued liabilities, obligations under capital leases, and other long-term obligations to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2002 and 2001. The estimated fair value of long-term debt, including the current portion, at September 30, 2002 and 2001 is approximately $289.4 million and $271.7 million, respectively, as compared to a carrying value of approximately $286.5 million and $224.7 million, respectively. Fair value of the Company’s fixed rate debt was estimated using discounted cash flow analyses, based on the

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s current incremental borrowing rates for similar types of arrangements, and the fair value of the Company’s variable rate debt was determined to approximate its carrying value, due to the underlying variable interest rates.

19.    Summary of Quarterly Financial Data (Unaudited)

     Summarized quarterly financial results were as follows:

		Second	Third	Fourth
	First Quarter	Quarter	Quarter	Quarter

Year Ended September 30, 2002
Net revenue	$114,943	$131,731	$120,481	$110,473
Operating expense	103,073	107,154	108,534	103,098
Income from operations	11,870	24,577	11,947	7,375
Net income	5,295	14,003	3,657	1,396
Net income per share, basic	$0.29	$0.78	$0.20	$0.08
Net income per share, diluted	$0.29	$0.77	$0.20	$0.08
Year Ended September 30, 2001
Net revenue	$91,195	$103,193	$89,722	$92,897
Operating expense	84,840	79,601	81,280	88,878
Income from operations	6,355	23,592	8,442	4,019
Net income (loss)	(1,519)	5,636	(233)	(2,833)
Net income (loss) per share, basic	$(0.13)	$0.48	$(0.02)	$(0.17)
Net income (loss) per share, diluted	$(0.13)	$0.47	$(0.02)	$(0.17)

20.    Reportable Segment Information

     The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. The CCM Division, which was disclosed as a reportable segment in the Company’s prior fiscal years, has been combined with Corporate and other, as the CCM Division does not meet the materiality thresholds for separate disclosure as specified in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the fiscal year ended September 30, 2002, the CCM Division comprised only 4.3%, 1.8% and 0.1% of the Company’s consolidated net revenue, income from operations and aggregate identifiable assets, respectively.

     Financial information concerning the Company’s operations by each of the reportable segments as of and for the years ended September 30 are as follows:

	Year Ended September 30,

	2002	2001	2000

Net revenue:
Hospital Division	$399,872	$307,448	$271,218
Diagnostics Division	56,736	45,699	41,021
Corporate and other	21,020	23,860	20,098

Consolidated totals	$477,628	$377,007	$332,337

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,

	2002	2001	2000

Income (loss) from operations:
Hospital Division	$42,653	$39,944	$21,222
Diagnostics Division	21,002	9,128	6,648
Corporate and other	(7,886)	(6,664)	(9,327)

Consolidated totals	$55,769	$42,408	$18,543

Depreciation and amortization:
Hospital Division	$28,497	$24,583	$24,964
Diagnostics Division	6,884	8,138	7,836
Corporate and other	2,262	3,925	3,868

Consolidated totals	$37,643	$36,646	$36,668

Interest expense (income), net:
Hospital Division	$26,041	$28,136	$31,657
Diagnostics Division	676	563	(13)
Corporate and other	(5,461)	(5,825)	(4,457)

Consolidated totals	$21,256	$22,874	$27,187

Capital expenditures:
Hospital Division	$75,743	$11,874	$9,656
Diagnostics Division	4,263	1,643	2,015
Corporate and other	1,517	948	613

Consolidated totals	$81,523	$14,465	$12,284

	September 30,

	2002	2001	2000

Aggregate identifiable assets:
Hospital Division	$565,974	$437,010	$411,883
Diagnostics Division	58,880	57,533	53,176
Corporate and other	116,173	112,076	20,608

Consolidated totals	$741,027	$606,619	$485,667

     Substantially all of the Company’s net revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include management and consulting fees from CCM, general overhead and administrative expenses, financing activities, certain cash and cash equivalents (including the remaining proceeds from the Offering), prepaid expenses, goodwill, other assets and operations of the business not subject to segment reporting.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART III

Item 10.    Directors and Executive Officers of the Registrant

     The information required by this Item with respect to directors is incorporated herein by reference to information provided under the heading “Election of Directors” in the Company’s definitive proxy statement to be filed with the Commission on or before January 28, 2003 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 5, 2003.

Item 11.    Executive Compensation

     The information required by this Item is incorporated herein by reference to information provided under the heading “Executive Compensation” in the Company’s definitive proxy statement to be filed with the Commission on or before January 28, 2003 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 5, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference to information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement to be filed with the Commission on or before January 28, 2003 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 5, 2003.

Item 13.    Certain Relationship and Related Transactions

     The information required by this Item is incorporated herein by reference to information provided under the heading “Certain Transactions” in the Company’s definitive proxy statement to be filed on or before January 28, 2003 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 5, 2003.

Item 14.    Controls and Procedures

     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following Exhibits includes both Exhibits submitted with this Report as filed with the Commission and those incorporated by reference to other filings:

Exhibit
No.		Description

2.1	—	Form of Hospital Securities Exchange Agreement.(1)
2.2	—	Form of MedCath Holdings, Inc. Securities Exchange Agreement(1)
2.3	—	Form of Membership Purchase Agreement(1)(6)
3.1	—	Form of Amended and Restated Certificate of Incorporation of MedCath Corporation.(1)
3.2	—	Bylaws of MedCath Corporation(1)
4.1	—	Form of common stock certificate(1)
4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)
4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)
4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, and L.P. And the several stockholders parties thereto (the Registration Rights Agreement)(1)
4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)
4.6	—	Amended and Restated Management Stockholder’s Agreement entered into as of July 18, 2001 between MedCath Corporation and David Crane(1)
4.7	—	Amended and Restated Management Stockholder’s Agreement entered into as of July 18, 2001 between MedCath Corporation and Stephen R. Puckett, P IV Limited Partnership and P V Limited Partnership(1)
10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(6)
10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(6)
10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(6)
10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)
10.5	—	Amended and Restated Operating Agreement of MedCath of Tucson, L.L.C. effective as of July 31, 1999 (the Tucson Operating Agreement)(1)(6)
10.6	—	Amendment to Tucson Operating Agreement dated as of April 25, 2001(1)
10.7	—	Second Amendment to Tucson Operating Agreement(1)(6)
10.8	—	Guaranty Agreement made as of July 18, 1996 by MedCath Incorporated in favor of CapStone Capital Corporation(1)
10.9	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(6)
10.10	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(6)
10.11	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)
10.12	—	Guaranty dated as of March 2, 2000 by Arizona Heart Hospital, L.L.C., MedCath Incorporated, AHH Management, Inc., MedCath of Arizona, Inc., MedCath of Kingman, Inc., MedCath of Massachusetts, Inc., MedCath of New Jersey, Inc., MedCath Diagnostics, LLC, Heart Research Centers International, LLC and MedCath Physician Management, Inc. in favor of Heller Financial Leasing, Inc(1)
10.13	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(6)

Exhibit
No.		Description

10.14	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(6)
10.15	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(6)
10.16	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)
10.17	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)
10.18	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)
10.19	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(6)
10.20	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(6)
10.21	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the “Dayton Operating Agreement”)(6)
10.22	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(6)
10.23	—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(6)
10.24	—	Guaranty made as of September 24, 1998 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc(1)
10.25	—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)
10.26	—	Termination and Release dated October 1, 2000 by and among Heart Hospital of DTO, LLC, DTO Management, Inc., Franciscan Health Systems of the Ohio Valley, Inc. and ProWellness Health Management Systems, Inc(1)(6)
10.27	—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(6)
10.28	—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(6)
10.29	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(6)
10.30	—	Form of Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(6)
10.31	—	Form of Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.32	—	Form of Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.33	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(6)
10.34	—	Operating Agreement of The Heart Hospital of Milwaukee, LLC effective as of October 11, 2001 (Milwaukee Operating Agreement).(4)(6)
10.35	—	First Amendment to Milwaukee Operating Agreement effective as of October 11, 2001.(4) (6)
10.36	—	Second Amendment to Milwaukee Operating Agreement effective as of October 11, 2001.(4) (6)
10.37	—	Management Services Agreement for The Heart Hospital of Milwaukee, LLC dated December 12, 2001.(4)(6)
10.38	—	Operating Agreement of Heart Hospital of Lafayette, LLC effective as of December 5, 2001 (Lafayette Operating Agreement).(4)(6)
10.39	—	First Amendment to Lafayette Operating Agreement effective as of December 5, 2001.(4)(6)
10.40	—	Second Amendment to Lafayette Operating Agreement effective as of December 5, 2001.(4)(6)
10.41	—	Third Amendment to Lafayette Operating Agreement effective as of December 5, 2001.(4)(6)

Exhibit
No.		Description

10.42	—	Management Services Agreement for the Heart Hospital of Lafayette. LLC dated September 5, 2001.(4)(6)
10.43	—	Credit Agreement dated as of July 31, 1998 among MedCath Intermediate Holdings, Inc., the Initial Lenders and Initial Issuing Bank, Bank of America N.A. (formerly Nations Bank, N.A.) and Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC)(1)
10.44a	—	Form of Commitment Agreement to be dated as of July 27, 2001 by and among, MedCath Incorporated, a North Carolina corporation, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent for the Lenders(1)
10.44b	—	Form of Amended and Restated Loan Agreement to be dated as of July 27, 2001 by and among MedCath of Little Rock, L.L.C., a North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent for the Lenders(1)
10.44c	—	Form of Amended and Restated Loan Agreement to be dated as of July 27, 2001 by and among Heart Hospital of DTO, LLC, a North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent for the Lenders(1)
10.44d	—	Form of Amended and Restated Loan Agreement to be dated as of July 27, 2001 by and among Heart Hospital of BK, LLC, a North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent(1)
10.44e	—	Form of Guaranty Agreement to be dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.44f	—	Form of Guaranty Agreement to be dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.44g	—	Form of Guaranty Agreement to be dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.45	—	Amended and Restated Loan Agreement, dated as of the 21st day of November, 2001, by and among Harlingen Medical Center, Limited Partnership, a North Carolina limited partnership, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent, Bank of America Securities, LLC and Deutsche Banc Alex, Brown Inc., as co-lead arrangers and co-book mangers.(3)(6)
10.46	—	Amended and Restated Loan Agreement dated as of April 24, 2002 by and among Louisiana Heart Hospital, LLC, Bank of America, N.A., Bankers Trust Company, Wachovia Bank, National Association, Banc of America Securities, LLC and Deutsche Banc Alex. Brown Inc.(5)
10.47	—	Employment Agreement made as of July 31, 1998 by and between MedCath Incorporated and Stephen R. Puckett(1)
10.48	—	Amendment to Employment Agreement effective as of January 1, 2000 by and between MedCath Incorporated and Stephen R. Puckett(1)
10.49	—	Employment Agreement made as of December 16, 1998 by and between MedCath Incorporated and Dennis I. Kelly(1)

Exhibit
No.		Description

10.50	—	Employment Agreement made and entered into as of August 1, 1999 by and between MedCath Incorporated and R. William Moore, Jr.(1)
10.51	—	Amendment to Employment Agreement of R. William Moore, Jr. made as of June 12, 2000 by and between MedCath Incorporated and R. William Moore, Jr.(1)
10.52	—	Employment Agreement made as of October 8, 1999 by and between MedCath Incorporated and James Harris(1)
10.53	—	Amended and Restated Employment Agreement made as of January 1, 2000 by and between MedCath Incorporated and David Crane(1)
10.54	—	Employment Agreement made as of May 26, 2000 by and between MedCath Incorporated and Michael Servais(1)
10.55	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)
10.56	—	Outside Directors’ Stock Option Plan(1)
10.57	—	Amended and Restated Directors Option Plan.(4)
10.58	—	Form of Heart Hospital Management Services Agreement(1)
21.1	—	List of Subsidiaries
99.1	—	Risk Factors
99.2	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(6)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

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

Name	Title	Date

/s/ STEPHEN R. PUCKETT Stephen R. Puckett	Chairman of the Board	December 20, 2002

/s/ DAVID CRANE David Crane	President, Chief Executive Officer and Director (principal executive officer)	December 20, 2002

/s/ JAMES E. HARRIS James E. Harris	Executive Vice President and Chief Financial Officer (principal financial officer)	December 20, 2002

/s/ DAVID W. PERRY David W. Perry	Vice President and Chief Accounting Officer (principal accounting officer)	December 20, 2002

/s/ ADAM CLAMMER Adam Clammer	Director	December 20, 2002

/s/ EDWARD A. GILHULY Edward A. Gilhuly	Director	December 20, 2002

/s/ GALEN POWERS Galen Powers	Director	December 20, 2002

/s/ PAUL B. QUEALLY Paul B. Queally	Director	December 20, 2002

/s/ JOHN CASEY John Casey	Director	December 20, 2002

/s/ JOHN B. MCKINNON John B. McKinnon	Director	December 20, 2002

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, David Crane, certify that:

1. I have reviewed this annual report on Form 10-K of MedCath Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/S/ DAVID CRANE

David Crane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, James E. Harris, certify that:

1. I have reviewed this annual report on Form 10-K of MedCath Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/S/ JAMES E. HARRIS

James E. Harris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)