Form 10-Q
period 2002-12-31
MEDCATH CORP
filed 2003-02-14
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

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

[ X ] Yes [   ] No

As of January 31, 2003, there were 18,011,520 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2002	2002

Current assets:
Cash and cash equivalents	$110,102	$118,768
Accounts receivable, net	72,554	70,890
Medical supplies	13,942	13,566
Due from affiliates	14	20
Deferred income tax assets	2,256	1,977
Prepaid expenses and other current assets	9,770	8,112

Total current assets	208,638	213,333
Property and equipment, net	384,156	368,424
Investments in and advances to affiliates, net	2,791	3,234
Goodwill, net	132,747	132,168
Other intangible assets, net	18,733	19,280
Other assets	4,672	4,602

Total assets	$751,737	$741,041

Current liabilities:
Short-term borrowings	$2,500	$4,500
Accounts payable	27,623	31,708
Income tax payable	629	609
Accrued compensation and benefits	14,076	15,806
Accrued property taxes	3,399	3,090
Accrued construction and development costs	22,140	24,317
Other accrued liabilities	7,032	7,241
Current portion of long-term debt and obligations under capital leases	32,268	28,237

Total current liabilities	109,667	115,508
Long-term debt	278,657	261,009
Obligations under capital leases	10,310	10,447
Deferred income tax liabilities	3,262	2,194
Other long-term obligations	5,938	5,818

Total liabilities	407,834	394,976
Minority interest in equity of consolidated subsidiaries	17,867	20,375
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized;
18,011,520 shares issued and outstanding at December 31, 2002 and September 30, 2002	180	180
Paid-in capital	357,707	357,707
Accumulated deficit	(30,396)	(30,786)
Accumulated other comprehensive loss	(1,455)	(1,411)

Total stockholders’ equity	326,036	325,690

Total liabilities, minority interest, and stockholders’ equity	$751,737	$741,041

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,

	2002	2001

Net revenue	$121,101	$114,950
Operating expenses:
Personnel expense	39,750	34,034
Medical supplies expense	27,948	26,728
Bad debt expense	5,234	5,960
Other operating expenses	29,222	26,623
Pre-opening expenses	2,406	949
Depreciation	9,517	8,826
Amortization	437	950
Loss (gain) on disposal of property, equipment and other assets	70	(1,002)

Total operating expenses	114,584	103,068

Income from operations	6,517	11,882
Other income (expenses):
Interest expense	(6,206)	(6,314)
Interest income	452	732
Other income, net	23	23
Equity in net earnings of unconsolidated affiliates	754	814

Total other expenses, net	(4,977)	(4,745)

Income before minority interest and income taxes	1,540	7,137
Minority interest share of earnings of consolidated subsidiaries	(891)	(1,787)

Income before income taxes	649	5,350
Income tax expense	(259)	(55)

Net income	$390	$5,295

Earnings per share, basic and diluted	$0.02	$0.29

Weighted average number of shares, basic	18,012	18,012
Dilutive effect of stock options	72	107

Weighted average number of shares, diluted	18,084	18,119

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
	Common Stock				Other
			Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, September 30, 2002	18,012	$180	$357,707	$(30,786)	$(1,411)	$325,690
Comprehensive income
Net income		—	—	390	—	390
Change in fair value of interest rate swaps, net of income tax benefit		—	—	—	(44)	(44)

Total comprehensive income						346

Balance, December 31, 2002	18,012	$180	$357,707	$(30,396)	$(1,455)	$326,036

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,

	2002	2001

Net income	$390	$5,295
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	5,234	5,960
Depreciation and amortization	9,954	9,776
Loss (gain) on disposal of property and equipment	70	(1,002)
Amortization of loan acquisition costs	373	255
Equity in net earnings of unconsolidated affiliates	(754)	(814)
Minority interest share of earnings of consolidated subsidiaries	891	1,787
Deferred income taxes	239	—
Change in assets and liabilities that relate to operations:
Accounts receivable	(6,898)	(9,863)
Medical supplies	(376)	(1,422)
Due from affiliates	6	(26)
Prepaid expenses and other current assets	(2,004)	(798)
Other assets	(307)	(13)
Accounts payable and accrued liabilities	(5,695)	(2,003)

Net cash provided by operating activities	1,123	7,132

Investing activities:
Purchases of property and equipment	(26,432)	(15,130)
Proceeds from sale of property and equipment	225	54
Loans under management agreements	—	(24)
Repayments of loans under management agreements	40	301
Investments in and advances to affiliates, net	1,044	2,156
Cash acquired upon consolidation of equity method investee	—	151
Acquisition of increased ownership in hospital	—	(17,377)
Other investing activities	136	33

Net cash used in investing activities	(24,987)	(29,836)

Financing activities:
Net short-term borrowings	(2,000)	—
Proceeds from issuance of long-term debt	27,903	15,948
Repayments of long-term debt	(6,335)	(6,882)
Repayments of obligations under capital leases	(649)	(510)
Payment of loan acquisition costs	(336)	(197)
Investments by minority partners	370	3,988
Distributions to minority partners	(3,755)	(1,719)

Net cash provided by financing activities	15,198	10,628

Net decrease in cash and cash equivalents	(8,666)	(12,076)
Cash and cash equivalents:
Beginning of period	118,768	114,357

End of period	$110,102	$102,281

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$678	$604
Capital expenditures included in accrued construction and development costs	4,358	2,625
Notes received for minority interest in development hospitals	364	2,868
Note received in settlement of management contract	—	1,686

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share)

1.     Business and Organization

     MedCath Corporation (the Company) primarily focuses on the diagnosis and treatment of cardiovascular disease. The Company designs, develops, owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of December 31, 2002, the Company owned and operated nine hospitals, together with its physician partners, who own an equity interest in the hospital where they practice. The Company’s existing hospitals have a total of 577 licensed beds and are located in Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. In addition to its hospitals, the Company provides cardiovascular care services in diagnostic and therapeutic facilities located in eight states and through mobile cardiac catheterization laboratories (the Diagnostics Division). The Company also provides consulting and management services (CCM) tailored primarily to cardiologists and cardiovascular surgeons, which is included in the corporate and other division.

2.     Summary of Significant Accounting Policies

     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of December 31, 2002 and for the three months ended December 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months December 31, 2002 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2003 or future fiscal years.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2002 included in the Company’s Annual Report on Form 10-K.

     Reclassifications – Certain prior period amounts have been reclassified to conform to the current period presentation.

     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. There is a reasonable possibility that actual results may vary significantly from those estimates.

     Pre-opening Expenses – Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred. The Company recognized pre-opening expenses of approximately $2.4 million and $949,000 during the three months ended December 31, 2002 and 2001, respectively.

     Stock-Based Compensation –At December 31, 2002, the Company has two stock-based compensation plans, including a stock option plan under which it may grant incentive stock options and nonqualified stock options to officers and other key employees and an outside director’s stock option plan under which it may grant nonqualified stock options to nonemployee directors. The company accounts for stock options under both of these plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No, 25, compensation cost is determined based on the intrinsic value of the equity instrument award. No stock-based employee compensation cost is reflected in net income for the three

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

months ended December 31, 2002 and 2001, as all options granted during those periods under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock at the date of grant. If the Company had applied the fair value recognition provisions of SFAS No. 123 to account for its stock option plans, then the Company’s net income and earnings per share for the three months ended December 31, 2002 and 2001 would have been as follows:

	Three Months Ended
	December 31,

	2002	2001

Net income, as reported	$390	$5,295
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	521	572

Pro forma net income (loss)	$(131)	$4,723

Earnings per share, basic and diluted:
As reported	$0.02	$0.29
Pro forma	$(0.01)	$0.26

     Accounting Changes – Effective October 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement (i) superceded SFAS No. 121, although it retained most of the basic requirements of SFAS No. 121 regarding long-lived assets to be held and used; (ii) resolved some implementation issues related to SFAS No. 121; and (iii) superceded the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business to establish a single accounting model, based on the framework of SFAS No. 121, for long-lived assets to be disposed of by sale. This Statement also amended ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company’s adoption and application of SFAS No. 144 did not have any impact on its financial position and results of operations as of and for the three months ended December 31, 2002.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Other than the provisions related to the rescission of SFAS No. 4, the Company adopted and applied the provision of this Statement for transactions occurring and financial statements issued after May 15, 2002, as required by the Statement. The Company adopted the provisions related to the rescission of SFAS No. 4, which change the accounting for the classification of gains or losses from extinguishment of debt, effective October 1, 2002, also as required by the Statement. The Company’s adoption and application of these remaining provisions of SFAS No. 144 did not have any impact on its financial position and results of operations as of and for the three months ended December 31, 2002.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN No. 34. The objective of this new guidance is to record the fair value of a guarantee at inception and require disclosure of all such guarantees in interim and annual financial statements. The initial recognition and initial measurement fair value provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. This Interpretation did not have any material impact on the Company’s financial position and results of operations as of and for the three months ended December 31, 2002. See Note 5 for disclosures regarding the Company’s guarantees as required by FIN No. 45.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The transition provisions of this Statement were effective for the Company beginning December 15, 2002, but did not have any significant impact on the Company’s financial position and results of operations for the three months ended December 31, 2002 as the Company continued to account for its stock options in accordance with APB No. 25. The Company elected to early adopt the remaining disclosure requirements of this Statement for its current interim financial statements for the three months ended December 31, 2002, as provided above.

     Recent Accounting Pronouncements – In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and it establishes that fair value is the objective for initial measurement of the liability. This Statement nullifies Emerging Issues Task Force Issue (EITF) No. 94-3. Under the previous guidance of EITF 94-3, a liability for certain exit costs, as defined in that Issue, was recognized at the date of an entity’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. As of December 31, 2002, the Company was not engaged in any exit or disposal activities.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Interpretation applies immediately to variable interest entities created after January 31, 2003. The Interpretation applies in the first full fiscal year or interim period beginning after June 15, 2003 for older variable interest entities, with public companies required to apply the Interpretation as of the beginning of that applicable interim or annual period. The Company is currently evaluating the impact, if any, of this Interpretation.

3.     Goodwill and Other Intangible Assets – SFAS No. 142

     The Company elected to early adopt SFAS No. 142 on October 1, 2001, the beginning of fiscal year 2002. At that time, the Company reassessed the useful lives of its intangible assets and concluded that the existing finite useful lives were reasonable and appropriate. The Company also completed the transitional goodwill impairment test and its annual goodwill impairment test of all of its reporting units as required by SFAS No. 142, which did not result in any impairment loss as measured on October 1, 2001 and September 30, 2002, respectively. Therefore, the only impact adopting SFAS No. 142 had on the Company’s financial position, results of operations and cash flows was the immediate discontinuance of goodwill amortization of approximately $132.6 million of recorded goodwill at October 1, 2001. The Company has designated September 30, its fiscal year end, as the date it will perform the annual goodwill impairment test for all of its reporting units as required by SFAS No. 142. Goodwill of a reporting unit will also be tested between annual tests if an event occurs or circumstances change that indicate impairment may exist. During the three months ended December 31, 2002, no events occurred and no circumstances changed that indicated interim impairment testing was necessary and as such, no impairment was recognized during the three months ended December 31, 2002.

4.     Business Development and Changes in Operations

     New Hospital Development – On October 2, 2002, the Company opened Harlingen Medical Center in Harlingen, Texas. This new hospital focuses on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology. On October 23, 2002, Harlingen Medical Center received its Medicare certification. The Harlingen Medical Center is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

     In February 2002, the Company announced a venture to develop and construct the Heart Hospital of Lafayette, which will be located in Lafayette, Louisiana. The Heart Hospital of Lafayette is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, will own a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive control over the hospital. The Company began constructing the Heart Hospital of Lafayette in December 2002 and expects to open the hospital during the winter of 2003/2004.

     In January 2002, the Company announced a venture to develop and construct The Heart Hospital of Milwaukee, which will be located in the city of Glendale, near Milwaukee, Wisconsin. This hospital will be accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, will own a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive control over the hospital. The Company began constructing The Heart Hospital of Milwaukee in August 2002 and expects to open the hospital during the fall of 2003.

     In October 2001, the Company announced a venture to develop and construct a heart hospital in San Antonio, Texas. The heart hospital in San Antonio is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiary, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital. The Company began constructing the heart hospital in San Antonio in June 2002 and expects to open the hospital in October 2003.

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

     As of December 31, 2002, the four hospitals the Company is developing and Harlingen Medical Center were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below:

	Amount	Amount	Amount
	Committed	Paid	Accrued

Harlingen Medical Center	$32,987	$31,352	$1,635
Louisiana Heart Hospital	$20,483	$16,707	$1,029
The heart hospital in San Antonio	$24,992	$11,137	$1,209
The Heart Hospital of Milwaukee	$13,997	$2,501	$250
Heart Hospital of Lafayette	$12,704	$—	$—

     For the three months ended December 31, 2002, the Company capitalized approximately $314,000 of interest expense as part of the capitalized construction costs of its four hospitals remaining under development.

     Diagnostic and Therapeutic Facilities Development – In November 2002, the Company opened a new nuclear testing facility in Philadelphia, Pennsylvania. The Company owns 100% of this nuclear testing facility, which has a professional services agreement with various cardiologists in that market.

     Closure of Diagnostic and Therapeutic Facilities – Effective October 2002, the Company exercised its option to terminate early the management agreement for Wake Heart Cardiac Diagnostic Center due to the center’s operations not meeting the Company’s objectives.

     Termination of Management Contract – During the three months ended December 31, 2001, the Company recognized a gain on the settlement of a management contract in the CCM division that was terminated effective December 31, 2001. The gain of approximately $1.1 million is included in gain on the disposal of property, equipment and other assets in the accompanying consolidated statement of operations for the three months ended December 31, 2001. The Company adjusted the total gain to $1.2 million during the three months ended March 31, 2002 upon final settlement.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

5.     Short Term Borrowings and Long-Term Debt

     Short-term borrowings of $2.5 million at December 31, 2002 consist of amounts outstanding under a commercial revolving note at one of the Company’s hospitals. This revolving note provides up to $10.0 million of total available borrowings, expires May 2003, and bears interest at the bank’s prime rate plus 0.25% (4.50% at December 31, 2002). The revolving note is renewable annually at the lender’s discretion and is secured by the hospital’s patient accounts receivable. Available borrowings under the revolving note are based on a formula of the hospital’s eligible patient accounts receivable.

     Long- term debt consists of the following:

	December 31,	September 30,
	2002	2002

Master credit facility and bank mortgage loans	$138,373	$120,809
Pre-existing bank mortgage loan	21,707	22,298
Real estate investment trust (REIT) loans	76,257	76,512
Revolving credit facility	—	—
Notes payable to various lenders	67,055	62,270
Other	4,667	4,653

	308,059	286,542
Less current portion	(29,402)	(25,533)

Long-term debt	$278,657	$261,009

     Master Credit Facility and Bank Mortgage Loans – In July 2001, the Company became a party to a new $189.6 million master credit facility (the Master Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the real estate indebtedness of three of the Company’s existing hospitals and provided the Company with $110.0 million of available debt capital to finance its hospital development program.

     As of December 31, 2002, $94.6 million of the $110.0 million initially available to finance the Company’s hospital development program had been designated to finance the development of Harlingen Medical Center, The Louisiana Heart Hospital and the heart hospital in San Antonio (see Note 4). Of this $94.6 million of designated financing, $64.4 million had been borrowed as of December 31, 2002. The remaining $15.4 million of undesignated funds is available to finance other projects in the Company’s hospital development program.

     Each loan under the Master Credit Facility is separately documented and secured by the assets of the borrowing hospital only. Each loan under the Master Credit Facility amortizes based on a 20-year term, matures on July 27, 2006, and accrues interest at variable rates on either the Base Rate (as defined) plus an applicable margin, or Eurodollar Rate (LIBOR) plus an applicable margin. The weighted average interest rate for the loans under the Master Credit Facility was 4.67% and 5.02% at December 31, 2002 and September 30, 2002, respectively. The Company is required to pay a monthly unused commitment fee at a rate of 0.5%.

     In accordance with the related hospital operating agreements, the Company has guaranteed 100% of the obligations of its subsidiary hospitals for bank mortgage loans made under the Master Credit Facility and REIT loans and 71% of the obligations for other bank mortgage loans at December 31, 2002. The Company provides these guarantees in exchange for a fee from the minority partners in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals failing to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     Notes Payable – The Company has acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. Amounts borrowed under

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

these notes are payable in monthly installments of principal and interest over 4 to 7 year terms. Interest is at fixed and variable rates ranging from 4.44% to 9.84%. The Company has guaranteed between 50% and 100% of certain of its subsidiary hospitals’ equipment loans. The Company provides some of these guarantees in exchange for a fee from the minority partners in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan. At December 31, 2002, the total amount of these notes payable was approximately $59.4 million and the total amount guaranteed by the Company was $37.8 million. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     In December 2002, Louisiana Heart Hospital, which is expected to open March 2003, obtained a debt commitment to finance its equipment that allows the hospital to borrow up to $18.0 million. Until December 2003, interest on borrowings made under this commitment will accrue at 90-day LIBOR plus 3.95%. After such date, amounts funded under the loan shall accrue interest at either a fixed rate equal to a specific Treasury Note yield, plus a margin, or 90-day LIBOR, plus a margin, depending on the manufacturer of equipment originally purchased under the facility. Beginning in December 2003, the principal amount of the loan will be required to be repaid over a six-year period. The debt is secured by the related equipment in the hospital and is guaranteed by the Company, as discussed above. As of December 31, 2002, Louisiana Heart Hospital had borrowed $3.3 million of the $18.0 million available.

     Debt Covenants – Covenants related to the Company’s long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. The Company was in compliance with all covenants in the instruments governing its outstanding debt at December 31, 2002 with the exception of certain financial ratio covenants related to the mortgage loans at two of its hospitals. At December 31, 2002, Arizona Heart Hospital was not in compliance with one of its financial ratio covenants. The mortgage lender granted a waiver for the breach at December 31, 2002, and agreed to amend the financial ratio covenant through June 30, 2003, after which time the financial ratio covenant reverts to the original terms of the loan. Also at December 31, 2002, Bakersfield Heart Hospital was not in compliance with one of its financial ratio covenants. The mortgage lender granted a waiver for the breach at December 31, 2002 and agreed to amend the terms of the loan to replace the financial ratio covenant with a minimum financial performance covenant at June 30, 2003 and September 30, 2003. Under the amended terms of the loan, the financial ratio covenant becomes effective again at December 31, 2003 and will determine the amount of a potential prepayment of the loan’s principal balance. Based on current estimates of Bakersfield Heart Hospital’s operating performance through December 31, 2003, the Company anticipates that a prepayment of approximately $3.4 million of the loan’s principal balance will be due on or about December 31, 2003. Accordingly, the Company has classified this amount of Bakersfield Heart Hospital’s mortgage debt as current in its consolidated balance sheet at December 31, 2002.

     Guarantees of Unconsolidated Affiliate’s Debt – The Company has guaranteed approximately 50% of the real estate and equipment debt of the one affiliate hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At December 31, 2002, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $42.7 million at December 31, 2002, and accordingly the 50% of this debt guaranteed by the Company was approximately $21.4 million. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the assets and liabilities on the Company’s balance sheets.

6.     Liability Insurance Coverage

     On June 1, 2002, the Company’s three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis expired, and the Company became partially self-insured under a one-year policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. At the same time, to provide coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy, the Company purchased tail insurance coverage, the full cost of which was

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

recognized as an operating expense in the third quarter of fiscal 2002, as required by accounting principles generally accepted in the United States. Because the Company has retained up to $2.0 million of liability per claim under the new policy, the Company is required to recognize up to the first $2.0 million of estimated expense/liability for each malpractice claim incurred under the new policy period beginning June 1, 2002. As of December 30, 2002, the total estimated liability for its self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $1.6 million, which is included in current liabilities in the accompanying balance sheet. The Company maintains this reserve based on actuarial estimates by an independent third party, who based the estimates on the Company’s historical experience with claims and assumptions about future events.

7.     Income Taxes

     Income tax expense increased to $259,000 for the three months ended December 31, 2002 from $55,000 for the three months ended December 31, 2001. During the three months ended December 31, 2001, the Company did not recognize any material income tax expense as it was in a net deferred tax asset position, primarily resulting from net operating loss carryforwards, and its net deferred tax assets were fully offset by valuation allowances. During the three months ended June 30, 2002, the Company determined that its valuation allowances were no longer required, reversed the allowances, and began to accrue deferred income tax expense in accordance with accounting principles generally accepted in the United States. Accordingly, as a result of generating income before income taxes of $649,000 during the three months ended December 31, 2002, the Company recognized current income tax expense of $20,000 and deferred income tax expense of $239,000 based on its effective tax rate of approximately 40% for its fiscal year ending September 30, 2003. Because the Company continues to have federal and state net operating loss carryforwards available from prior periods to offset its current tax liabilities, it has no material current income tax liability and the majority of its income tax expense is deferred.

8.     Per Share Data

     The calculation of diluted net income per share considers the potentially dilutive effect of options to purchase 2,705,095 and 2,389,595 shares of common stock outstanding at December 31, 2002 and 2001, respectively, at prices ranging from $4.75 to $25.00. Of these options, 2,573,623 and 2,150,230 shares were not included in the calculation of diluted earnings per share at December 31, 2002 and 2001, respectively, as such shares were anti-dilutive for the periods.

9.     Comprehensive Income

     The components of comprehensive income are as follows:

	Three Months Ended December 31,

	2002	2001

Net income	$390	$5,295
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of income tax benefit	(44)	871

Comprehensive income	$346	$6,166

10.     Litigation

     Litigation – The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted against the Company by various claimants, and additional claims that may be asserted for known incidents through December 31, 2002. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

     Management believes, based on advice of counsel and the Company’s experience with past lawsuits and claims, that, taking into account the applicable liability insurance coverage and recorded reserves, the results of those lawsuits and potential lawsuits will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

11.     Reportable Segment Information

     The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended December 31,

	2002	2001
Net revenue:
Hospital Division	$103,943	$97,308
Diagnostics Division	11,986	11,567
Corporate and other	5,172	6,075

Consolidated totals	$121,101	$114,950

Income from operations:
Hospital Division	$5,711	$10,992
Diagnostics Division	2,795	1,911
Corporate and other	(1,989)	(1,021)

Consolidated totals	$6,517	$11,882

Interest expense	(6,206)	(6,314)
Interest income	452	732
Other income, net	23	23
Equity in net earnings of unconsolidated affiliates	754	814
Minority interest share of earnings of consolidated subsidiaries	(891)	(1,787)

Consolidated income before income taxes	$649	$5,350

	December 31,	September 30,
	2002	2002

Aggregate identifiable assets:
Hospital Division	$582,183	$564,916
Diagnostics Division	59,762	58,880
Corporate and other	109,792	117,245

Consolidated totals	$751,737	$741,041

     Substantially all of the Company’s net revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include general overhead and administrative expenses, cash and cash equivalents, other assets and operations of the Company not subject to separate segment reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and related financial data should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report and the consolidated audited financial statements, notes thereto and critical accounting policies for the fiscal year ended September 30, 2002 included in the Company’s Annual Report on Form 10-K.

Overview

     We primarily focus on the diagnosis and treatment of cardiovascular disease. We design, develop, own and operate hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of our hospitals is a freestanding, licensed general acute care hospital, we focus on serving the unique needs of patients suffering from cardiovascular disease. As of January 31, 2003, we had nine hospitals in operation with a total of 577 licensed beds. These hospitals are located in seven states, including Arizona, Arkansas, California, New Mexico, Ohio, South Dakota and Texas. We are currently in the process of developing our tenth hospital, which will be a heart hospital located in St. Tammany Parish just north of New Orleans, Louisiana, our eleventh hospital, which will be a heart hospital located in San Antonio, Texas, our twelfth hospital, which will be a heart hospital located in the city of Glendale, near Milwaukee, Wisconsin and our thirteenth hospital, which will be a heart hospital located in Lafayette, Louisiana. We expect to open these four new hospitals during March 2003 (St. Tammany Parish), October 2003 (San Antonio), the fall of 2003 (Glendale), and the winter of 2003/2004 (Lafayette). These four new hospitals are expected to have a combined total of 182 licensed beds. Our hospital division accounted for 85.8% of our net revenue for the three months ended December 31, 2002.

     In addition to our hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities located in eight states and through mobile cardiac catheterization laboratories. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.

Results of Operations

     The following table presents, for the periods indicated, selected operating data.

	Three Months Ended December 31,

	2002	2001

Net revenue	100.0%	100.0%
Operating expenses:
Personnel expense	32.8%	29.6%
Medical supplies expense	23.1%	23.3%
Bad debt expense	4.3%	5.2%
Other operating expenses	24.1%	23.2%
Pre-opening expenses	2.0%	0.8%
Depreciation	7.9%	7.7%
Amortization	0.4%	0.8%
Loss (gain) on disposal of property, equipment and other assets	0.1%	(0.9)%
Income from operations	5.4%	10.3%
Other income (expenses):
Interest expense	(5.1)%	(5.5)%
Interest income	0.4%	0.6%
Other income, net	0.0%	0.0%
Equity in net earnings of unconsolidated affiliates	0.6%	0.7%
Income before minority interest and income taxes	1.3%	6.2%
Minority interest share of earnings of consolidated subsidiaries	(0.7)%	(1.6)%
Income before income taxes	0.5%	4.7%
Income tax expense	(0.2)%	(0.0)%
Net income	0.3%	4.6%

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     Net revenue increased $6.1 million, or 5.3%, to $121.1 million for the three months ended December 31, 2002, the first quarter of our fiscal year 2003, from $115.0 million for the three months ended December 31, 2001, the first quarter of our fiscal year 2002. Of the $6.1 million increase in net revenue, our hospital division generated a $6.6 million increase and our diagnostic services division generated a $400,000 increase. These increases were partially offset by a $900,000 decrease in our corporate and other division, which includes our cardiology consulting and management operations.

     The $6.6 million increase in our hospital division’s net revenue was primarily attributable to the opening of Harlingen Medical Center on October 2, 2002. Harlingen Medical Center, which represents our ninth hospital in operation, has 47 available beds (112 licensed beds), 2 catheterization laboratories, 10 operating rooms and focuses on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology. This new hospital received its Medicare certification on October 23, 2002 and generated $6.1 million of the $6.6 million increase in our hospital divisions’ net revenue during the first quarter of fiscal 2003. The $400,000 increase in our diagnostic services division’s net revenue was primarily due to an increase in net revenue generated by new diagnostic and therapeutic businesses developed in the division since the first quarter of our fiscal 2002, offset in part by a decrease in net revenues in our mobile cardiac catheterization laboratories due to a decline in the number of procedures performed during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The $900,000 decrease in our corporate and other division’s net revenue was primarily due to the expiration of a management contract in our cardiology consulting and management operations during the first quarter of fiscal 2002.

     On a same facility basis in our hospital division, which excludes Harlingen Medical Center, net revenue increased slightly to $97.8 million for the first quarter of fiscal 2003 from $97.3 million for the first quarter of fiscal 2002. Admissions decreased 12.9% and adjusted admissions declined 8.7%. These operating measures reflect the impact of certain events at two of our hospitals. The first was our strategic decision to convert the emergency department to a chest pain clinic at our Bakersfield Heart Hospital. The primary reason we converted the emergency department to a chest pain clinic was in response to a payment dispute with several managed care providers in that market. As we anticipated at the time of the conversion, the hospital experienced a decline in overall admissions after the conversion. During our fiscal 2002, we reached favorable settlement with those managed care providers and negotiated on-going procedure rates with one large managed care provider at rates consistent with those received in the settlement. As a result of these settlements and discussions with Bakersfield Heart Hospital’s governing board, medical board and key physicians, we decided in December 2002 to reopen the emergency department. We have obtained the required regulatory approvals and expect to reopen the emergency department before the end of February 2003. The other event impacting our same facility operating measures was a reduction in available beds during the first quarter of fiscal 2003 at one of our hospitals due to repairs. These repairs resulted in 20 fewer beds being available at this hospital during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. All of these beds are now back in service, as the repairs are substantially complete. On a same facility basis, excluding the impact of these two hospitals, admissions decreased 2.3% while adjusted admissions increased 2.3%.

     Also on a same facility basis, inpatient catheterization procedures decreased 4.0% while inpatient surgical procedures decreased 2.1% for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Average length of stay in our same facility hospitals decreased 3.7 % to 3.65 days for the first quarter of fiscal 2003 compared to 3.79 days for the first quarter of fiscal 2002.

     Personnel expense increased $5.8 million, or 17.1%, to $39.8 million for the first quarter of fiscal 2003 from $34.0 million for the first quarter of fiscal 2002. The $5.8 million increase was primarily incurred by our hospital division and included $4.3 million that was attributable to the increase resulting from the results of operations of Harlingen Medical Center, which opened during the first quarter of fiscal 2003. The remaining $1.5 million increase was primarily due to higher wage rates and benefit costs, offset in part by a decrease in the use of contract nurses in our same facility hospitals and a decrease in staffing in our Bakersfield Heart Hospital related to the decline in admissions and procedures performed in that hospital during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. As a percentage of net revenue, personnel expense increased to 32.8% for the first quarter of fiscal 2003 from 29.6% for the first quarter of fiscal 2002. Excluding the results of operations of Harlingen Medical Center, personnel expense represented 30.9% of net revenue for the first quarter of fiscal 2003.

     Medical supplies expense increased $1.2 million, or 4.5%, to $27.9 million for the first quarter of fiscal 2003 from $26.7 million for the first quarter of fiscal 2002. This $1.2 million increase was primarily incurred by our hospital division, and included an increase of $900,000 attributable to the results of operations of Harlingen Medical Center during the first quarter of fiscal 2003. The remaining increase of $300,000 in our same facility hospitals was primarily due to increases in pharmaceutical costs and changes in case mix between catheterization and surgical procedures among our individual hospitals. Surgical procedures typically involve higher cost medical supplies than catheterization procedures, which makes our medical supplies expense sensitive to changes in case mix of procedures at each of our individual hospitals. As a percentage of net revenue, medical supplies expense decreased to 23.1% for the first quarter of fiscal 2003 from 23.3% for the first quarter of fiscal 2002. Excluding the results of operations of Harlingen Medical Center, medical supplies expense represented 23.5% of net revenue for the first quarter of fiscal 2003. We expect our medical supplies expense to increase as new technologies, such as drug-eluting stents, are introduced into the cardiovascular care market. The amount of increase in our medical supplies expense, and the relationship to net revenue, in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific new technology by physicians in providing patient care, as well as any changes in reimbursement amounts we may receive from Medicare and other payors.

     Bad debt expense decreased $726,000, or 12.1%, to $5.2 million for the first quarter of fiscal 2003 from $6.0 million for the first quarter of fiscal 2002. This $726,000 decrease was primarily due to the continued improvement in the receivables collection procedures and the decline in our hospital division’s days of net revenue in accounts receivable offset in part by the results of operations of Harlingen Medical Center during the first quarter of fiscal 2003. As of December 31, 2002, our hospital division’s days of net revenue in accounts receivable were 56 days compared to 63 days as of December 31, 2001. We attribute this decline in days and the decline in bad debt expense in our same facility hospitals to the receivables collection procedures and other processes we implemented in our business offices during fiscal 2002, combined with the decline in aged receivables that resulted from the settlements of the billing disputes with the managed care providers in our Bakersfield Heart Hospital during fiscal 2002. As a percentage of net revenue, bad debt expense decreased to 4.3% for the first quarter of fiscal 2003 from 5.2% for the first quarter of fiscal 2002. Excluding the results of operations of Harlingen Medical Center, bad debt expense represented 4.1% of net revenue for the first quarter of fiscal 2003.

     Other operating expenses increased $2.6 million, or 9.8%, to $29.2 million for the first quarter of fiscal 2003 from $26.6 million for the first quarter of fiscal 2002. Other operating expenses include primarily maintenance, rent, property taxes, insurance, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $2.6 million increase in other operating expenses, our hospital division generated a $3.5 million increase, which was partially offset by a $300,000 decrease in our diagnostic services division and a $600,000 decrease in our corporate and other division. The $3.5 million increase in our hospital division’s other operating expenses included a $2.6 million increase attributable to the results of operations of Harlingen Medical Center during the first quarter of fiscal 2003. The remaining $900,000 increase in our hospital division’s other operating expenses was primarily due to an increase in medical malpractice insurance costs of our same facility hospitals resulting from the change in our insurance program during the third quarter of fiscal 2002. See Note 6 in the accompanying notes to consolidated financial statements.

     The $300,000 decrease in our diagnostic services division’s other operating expenses was primarily due to a decrease in legal expenses, offset in part by the increased costs of medical malpractice coverage, as previously discussed, in that division and the net revenue growth in its operations during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The decrease in the diagnostic services division’s legal expenses was attributable to an unusually high amount of legal expenses incurred during the first quarter of fiscal 2002 relating to the Sun City Cardiac Center billing dispute that was favorably settled during the second quarter of fiscal 2002. The remaining $600,000 decrease in other operating expenses that occurred in our corporate and other division was due to the decrease in the expenses of our cardiology consulting and management operations consistent with its decline in operations for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. As a percentage of net revenue, other operating expenses increased to 24.1% for the first quarter of fiscal 2003 compared to 23.2% for the first quarter of fiscal 2002. Excluding the results of operations of Harlingen Medical Center, other operating expenses represented 23.2% of net revenue for the first quarter of fiscal 2003.

     Pre-opening expenses increased $1.5 million to $2.4 million for the first quarter of fiscal 2003 from $949,000 for the first quarter of fiscal 2002. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of December 31, 2002, we had four hospitals under development, including Louisiana Heart Hospital, a heart hospital in San Antonio, The Heart Hospital of Milwaukee and Heart Hospital of Lafayette. These four new hospitals are expected to open during March 2003 (Louisiana), October 2003 (San Antonio), the fall of 2003 (Milwaukee), and the winter of 2003/2004 (Lafayette). We expect pre-opening expenses for these four hospitals will range from approximately $3.5 million to $5.0 million per hospital. Historically based on our five most recently developed consolidated hospitals, approximately 40% of our pre-opening expenses for a new hospital have been for personnel and 7% for marketing and advertising. The remaining costs have been distributed among several categories including staff recruitment, office and equipment rentals, travel and other operating expenses such as legal expense and utilities. While we incur pre-opening expenses throughout the development process, we expect to incur the majority of these expenses during the six to eight month period immediately prior to the opening of the hospital. We expect pre-opening expenses to increase during fiscal 2003 compared to fiscal 2002 due to the increase in development activity related to the four hospitals currently under development and others that we may begin to develop during fiscal 2003.

     Depreciation increased $700,000, or 8.0%, to $9.5 million for the first quarter of fiscal 2003 from $8.8 million for the first quarter of fiscal 2002. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of Harlingen Medical Center in October 2002, offset in part by a decrease related to equipment that became fully depreciated during fiscal 2002 at one of our older hospitals. We expect depreciation expense to increase for future periods in fiscal 2003 compared to fiscal 2002 due to the opening of Harlingen Medical Center and the scheduled opening of Louisiana Heart Hospital in March 2003.

     Amortization decreased $513,000, or 54.0%, to $437,000 for the first quarter of fiscal 2003 from $950,000 for the first quarter of fiscal 2002. This decrease was primarily due to the write-off of other intangible assets in connection with the settlement and expiration of a management contract in our cardiology consulting and management operations during fiscal 2002.

     During the first quarter of fiscal 2002, we recognized an approximately $1.1 million gain on the partial settlement of a cardiology management contract that occurred in December 2001. This gain is included in gain on sale of property, equipment and other assets in our consolidated statements of operations and cash flows for the first quarter of fiscal 2002.

     Interest expense remained relatively flat at $6.2 million for the first quarter of fiscal 2003 compared to $6.3 million for the first quarter of fiscal 2002. Although outstanding indebtedness increased by approximately $39.6 million at December 31, 2002 compared to December 31, 2001, the increase was primarily due to the real estate and equipment debt incurred at Harlingen Medical Center and our hospitals under development. We capitalized approximately $314,000 of interest expense as part of the capitalized construction costs of our hospitals currently under development which reduced our interest expense for the first quarter of fiscal 2003 and resulted in our interest expense remaining consistent between the periods. Interest income decreased to $452,000 for the first quarter of fiscal 2003 from $732,000 for the first quarter of fiscal 2002, which was primarily due to the decline in interest rates on our variable rate short-term investments, which are included in cash and cash equivalents in our consolidated balance sheets. We expect the total amount of our outstanding indebtedness will increase in future periods as a result of the debt we will incur to finance the development of additional hospitals, including those currently under development. Accordingly, we expect our interest expense to increase in future periods consistent with the increase in our indebtedness and changes in market interest rates.

     Equity in earnings of unconsolidated affiliates decreased $60,000, or 7.4%, to $754,000 for the first quarter of fiscal 2003 from $814,000 for the first quarter of fiscal 2002. Equity in net earnings of unconsolidated affiliates represents our share of the net earnings of hospitals in which we own less than a 50.0% equity interest and over which we do not exercise substantive control. We have only one hospital in which we hold less than a 50.0% equity interest that we were required to account for as an equity investment during the first quarters of fiscal 2003 and fiscal 2002. This hospital commenced operations in March 2001. We also continue to hold a small number of additional equity investments, primarily in our diagnostic services division.

     Earnings allocated to minority interests decreased $896,000, or 49.8%, to $891,000 for the first quarter of fiscal 2003 from $1.8 million for the first quarter of fiscal 2002. The $896,000 decrease was primarily due to the losses allocated to minority interest in Harlingen Medical Center which opened in October 2002, and the increase in pre-opening expenses for our hospitals under development, offset in part by improved operating results in our same facility hospitals and in certain joint ventures in our diagnostic services division. Earnings allocated to minority interests represent the allocation of profits and losses to minority owners in our consolidated subsidiaries. With respect to our consolidated hospitals, each hospital’s profits and losses are generally allocated for accounting purposes to us and our minority partners on a pro rata basis in accordance with the respective ownership percentages. However if the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of our partners, then we are required, due to the respective at risk capital positions, by accounting principles generally accepted in the United States to recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all owners on a pro rata basis. In such cases, we will then recognize a disproportionate share of the hospital’s future profits to the extent we have previously recognized a disproportionate share of the hospital’s losses. The determination of at risk capital position is based on the specific terms of each hospital’s operating agreement, including each partners’ contributed capital, obligation to provide working capital loans, contribute additional capital, or to guarantee the outstanding obligations of the hospital. During the first quarter of fiscal 2003, our reported earnings allocated to minority interests of $891,000 would have been a loss allocation of $6,000 had we not recognized disproportionate allocations as described above. Therefore, our reported income before income taxes of $649,000 would have been $1.5 million

     We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profits of our hospitals. As of December 31, 2002, we had remaining cumulative disproportionate loss allocations of approximately $17.2 million that we may recover in future periods, or be required to recognize additional disproportionate losses, depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in disproportionate allocation depending on their results of operations in future periods.

     Income tax expense increased to $259,000 for the first quarter of fiscal 2003 from $55,000 for the first quarter of fiscal 2002. During the first quarter of fiscal 2002, we did not recognize any material income tax expense as we were in a net deferred tax asset position, primarily resulting from net operating loss carryforwards, and our net deferred tax assets were fully offset by valuation allowances. During the third quarter of fiscal 2002, we determined all of our valuation allowances were no longer required, reversed the allowances, and began to accrue deferred income tax expense in accordance with accounting principles generally accepted in the United States. Accordingly, as a result of generating income before income taxes of $649,000 during the first quarter of fiscal 2003, we recognized current income tax expense of $20,000 and deferred income tax expense of $239,000 based on our effective tax rate of approximately 40% for fiscal 2003. Because we continue to have federal and state net operating loss carryforwards available from prior periods to offset our current tax liability, we have no material current income tax liability and the majority of our income tax expense is deferred.

Liquidity and Capital Resources

   Working Capital and Cash Flow Activities

     Our consolidated working capital was $99.0 million at December 31, 2002 and $97.8 million at September 30, 2002. The increase of $1.2 million in working capital resulted primarily from decreases in short term borrowings, accounts payable, accrued compensation and benefits, and accrued construction and development costs combined with increases in accounts receivable, net and prepaid expenses, offset in part by a decrease in cash and cash equivalents and an increase in current portion of long-term debt. The increase in accounts receivable, net was partially due to the opening and the subsequent operating activities of Harlingen Medical Center. We expect our working capital to fluctuate as our hospitals under development progress through the development phase and subsequently through the opening phase. Specifically, we expect our working capital to decrease as accounts payable and accrued liabilities increase as each hospital nears its opening and working capital to increase subsequent to each hospital’s opening as accounts receivable, net increase from the operating activities.

     The decrease in the short-term borrowings at December 31, 2002 compared to September 30, 2002 was due to partial repayment of a working capital loan at our Heart Hospital of New Mexico. The decrease in accounts payable was due to increased payments to vendors at our operating hospitals and our diagnostic division during the first quarter of fiscal 2003, offset in part by the increase in operating activities at Harlingen Medical Center. The decrease in accrued compensation and benefits primarily resulted from the payment of annual bonuses during the first quarter of fiscal 2003 that were earned and accrued as of September 30, 2002. The decrease in accrued construction and development costs resulted from the financing of equipment purchases that were accrued at September 30, 2002 with borrowings under equipment notes payable during the first quarter of fiscal 2003 at Harlingen Medical Center, offset in part by increased construction activity at our four hospitals remaining under development.

     The increase in accounts receivable, net, resulted from the opening of Harlingen Medical Center in October 2002 and growth in our net revenue during the first quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002, offset in part by increased collections in our hospital division. The increase in prepaid expense and other current assets was primarily due to vendor deposits made during the first quarter of fiscal 2003 related to information systems and licenses for our hospitals under development.

     The decrease in cash and cash equivalents primarily resulted from the partial repayment of a working capital loan at our Heart Hospital of New Mexico, distributions to minority partners at one of our hospitals and capital expenditures principally related to Harlingen Medical Center and our four hospitals under development, offset by any borrowings related to these expenditures. This decrease in cash and cash equivalents was partially offset by cash flows provided by operations, proceeds from borrowings under our real estate mortgage and equipment loans to fund the capital expenditures for Harlingen Medical Center and our four hospitals under development, and a net decrease in investments in and advances to our unconsolidated affiliate hospital.

     The increase in current portion of long-term debt during the first quarter of fiscal 2003 was primarily due to reclassifying $3.4 million of long-term debt at one of our hospitals to current portion of long-term debt. As discussed below, we anticipate that the amended loan terms will result in a principal prepayment of approximately $3.4 million during the first quarter of fiscal 2004. Because we believe this estimated prepayment will be due within the twelve-month period following December 31, 2002, we are required under accounting principles generally accepted in the United States, to recognize the amount as current in our consolidated balance sheet at December 31, 2002.

     Our operating activities provided net cash of $1.1 million for the first quarter of fiscal 2003 compared to net cash of $7.1 million for the first quarter of fiscal 2002. The $1.1 million net cash provided by operating activities for the first quarter of fiscal 2003 was the result of cash flow provided by our operations and the net changes in our accounts payable, accrued compensation and benefits, accounts receivable, net and prepaid and other current assets as discussed above. The $7.1 million of net cash provided by operating activities for the first quarter of fiscal 2002 was primarily the result of cash flow provided by our operations, offset in part by increases in accounts receivable, net, medical supplies inventory and prepaid expenses and other current assets combined with decreases in accounts payable and other accrued liabilities.

     Our investing activities used net cash of $25.0 million for the first quarter of fiscal 2003 compared to net cash used of $29.8 million for the first quarter of fiscal 2002. The $25.0 million of net cash used by investing activities in first quarter of fiscal 2003 was primarily due to our capital expenditures for Harlingen Medical Center and our four hospitals under development, partially offset by a net decrease in investments in and advances to our unconsolidated affiliate hospital. The $29.8 million of net cash used by investing activities for the first quarter of fiscal 2002 was primarily due to our acquisition of the increased ownership in Heart Hospital of New Mexico and our capital expenditures principally related to our hospitals under development, offset in part by a net decrease in investments in and advances to our unconsolidated affiliate hospital during first quarter of fiscal 2002. We expect to continue to invest cash in our hospital development program in future periods.

     Our financing activities provided net cash of $15.2 million for the first quarter of fiscal 2003 compared to net cash of $10.6 million for the first quarter of fiscal 2002. The $15.2 million of net cash provided by financing activities for the first quarter of fiscal 2003 was primarily the result of proceeds from the issuance of long-term debt, net of loan acquisition costs of $27.6 million, offset in part by repayments of short term borrowings, long-term debt and capital lease obligations of $9.0 million and distributions to, net of investments by, minority partners of $3.4 million. The $10.7 million of net cash provided by financing activities for the first quarter of fiscal 2002 was primarily the result of proceeds from the issuance of long-term debt, net of loan acquisition costs of $15.7 million and investments by, net of distributions to, minority partners of $2.3 million, offset in part by repayments of long-term debt and capital lease obligations of $7.4 million. We expect to continue to obtain capital principally through proceeds from issuance of long-term debt related to our hospital development program.

   Capital Expenditures

     Expenditures for property and equipment for the first quarter of fiscal years 2003 and 2002 were $26.4 million and $15.1 million, respectively. Included in the $26.4 million of capital expenditures for the first quarter of fiscal 2003 were capital expenditures of $21.7 million for Harlingen Medical Center and our four hospitals under development. Included in the $15.1 million of capital expenditures for the first quarter of fiscal 2002 were capital expenditures of $10.4 million for Harlingen Medical Center and our hospitals under development at that time. In addition, we incurred $678,000 and $604,000 in capital lease obligations during the first quarter of fiscal 2003 and first quarter of fiscal 2002, respectively. We also accrued $4.4 million and $2.6 million of capital expenditures for construction and development costs related to our hospitals under development during the first quarters of fiscal 2003 and 2002, respectively. We expect our capital expenditures for our hospitals under development will increase for fiscal 2003 and future periods compared to fiscal 2002 due to the increase in development activity related to the four hospitals we currently have under development and others that we may begin to develop during the remainder of this fiscal year.

   Obligations, Commitments and Availability of Financing

     At December 31, 2002, we had $321.2 million of outstanding debt, $32.3 million of which was classified as current in our consolidated balance sheet. Of the $321.2 million of outstanding debt, $310.8 million was outstanding to lenders to our hospitals and included $4.7 million outstanding under capital leases. The remaining $10.4 million of debt was outstanding under capital leases and other miscellaneous indebtedness, primarily equipment notes payable, in our diagnostic services and corporate and other divisions. In addition to the $321.2 million of outstanding debt at December 31, 2002, we had $2.5 million of short-term borrowings and $3.3 million of a working capital note due to a hospital investor partner at one of our hospitals that is due as funds are available and is included in other long-term obligations. No amounts were outstanding under our $100.0 million revolving credit facility at December 31, 2002. At the same date, however, we had letters of credit outstanding of $11.9 million, which reduced our availability under this facility to $88.1.

     In addition to the debt described above and our cash obligations under operating leases, we expect to incur additional indebtedness during fiscal 2003 and future periods as we develop new hospitals. The development and construction of the four hospitals we currently have under development in Texas, Louisiana and Wisconsin will require us to incur additional long-term debt of between $135.0 million and $145.0 million during the next 12 to 15 months. We expect approximately $62.0 million of this additional long-term debt will be mortgage debt, of which approximately $45.6 million is available from designated, but unused, commitments and remaining undesignated borrowings available under the master credit facility as of December 31, 2002. We intend to finance the remaining $16.4 million of mortgage debt through other long-term borrowings under terms similar to our master credit facility. We expect the remaining $75.0 million of additional long-term debt will be equipment debt primarily financed through a combination of debt and capital leases provided by lenders affiliated with the equipment vendors.

     We became a party to a new $189.6 million master credit facility in July 2001 in connection with our initial public offering. In addition to providing a source of capital to refinance approximately $79.6 million of the indebtedness of three of our existing hospitals, the master credit facility provided us with $110.0 million to finance the construction and development of new hospitals under our hospital development program. As of December 31, 2002, $94.6 million of the initial $110.0 million had been designated, of which $64.4 million had been borrowed to finance the development of Harlingen Medical Center, Louisiana Heart Hospital and our heart hospital in San Antonio. The remaining $15.4 million of undesignated borrowings is available to finance other projects in our hospital development program. The master credit facility matures on July 27, 2006 and borrowings bear interest at LIBOR plus a margin that ranges from 2.5% to 3.5%. We are required to pay an unused commitment fee each month at a rate of 0.5%. The master credit facility includes covenants that require maintenance of certain financial ratios regarding leverage levels and debt service coverage as well as various restrictive covenants.

     In May 2002, Harlingen Medical Center obtained a debt commitment to finance its equipment. This new debt commitment allows the hospital to borrow up to $20.0 million until April 30, 2003. During this time, interest will accrue at the prime rate plus 25 basis points. After such date, amounts funded under the loan shall accrue interest at a fixed rate of interest equal to a specific Treasury Note yield, plus a margin. Upon the conversion of the loan to a fixed rate of interest, the principal amount outstanding will be repaid over a time period equal to either five or seven years, depending on the type and manufacturer of equipment originally purchased under the facility. As of December 31, 2002, Harlingen Medical Center had borrowed $6.9 million of the $20.0 million available.

     In December 2002, Louisiana Heart Hospital obtained a new debt commitment to finance its equipment. This new debt commitment allows the hospital to borrow up to $18.0 million until December 2003. During this time, interest will accrue at 90-day LIBOR plus 3.95%. After such date, amounts funded under the loan shall accrue interest at either a fixed rate equal to a specific Treasury Note yield, plus a margin, or 90-day LIBOR, plus a margin, depending on the manufacturer of equipment originally purchased under the facility. Beginning in December 2003, the principal amount of the loan will be repaid over a six-year period. As of December 31, 2002, Louisiana Heart Hospital had borrowed $3.3 million of the $18.0 million available.

     As of December 31, 2002, the four hospitals under development and Harlingen Medical Center were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below (in millions):

	Amount	Amount	Amount
	Committed	Paid	Accrued

Harlingen Medical Center	$33.0	$31.4	$1.6
Louisiana Heart Hospital	$20.5	$16.7	$1.0
Our heart hospital in San Antonio	$25.0	$11.1	$1.2
The Heart Hospital of Milwaukee	$14.0	$2.5	$0.2
Heart Hospital of Lafayette	$12.7	$—	$—

     Separate from our master credit facility as discussed above, our revolving credit facility provides $100.0 million in availability, $10.0 million of which is designated for short-term borrowings and $25.0 million of which is available to issue letters of credit. As of December 31, 2002, we had used $11.9 million of this availability to issue letters of credit and consequently had availability for additional borrowings of $88.1 million under the revolving credit facility, of which $13.1 million is available for additional letters of credit. The revolving credit facility matures on January 31, 2005 and borrowings under the facility bear interest at either the LIBOR or the prime rate plus various applicable margins that are based upon financial covenant ratio tests. We are required to pay an unused commitment fee each month at a rate of 0.375%. The revolving credit facility includes various restrictive covenants, including restrictions on certain types of additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, changes in our corporate structure, and fundamental changes. The covenants also require maintenance of various ratios regarding leverage levels and debt service coverage.

     We were in compliance with the covenants of all of our outstanding debt at December 31, 2002 with the exception of certain financial ratio covenants related to the mortgage loans at two of our hospitals. At December 31, 2002, Arizona Heart Hospital was not in compliance with one of its financial ratio covenants. The mortgage lender granted a waiver for the breach at December 31, 2002, and agreed to amend the financial ratio covenant through June 30, 2003, after which time the financial ratio covenant reverts to the original terms of the loan. Also at December 31, 2002, Bakersfield Heart Hospital was not in compliance with one of its financial ratio covenants. The mortgage lender granted a waiver for the breach at December 31, 2002 and agreed to amend the terms of the loan to replace the financial ratio covenant with a minimum financial performance covenant at June 30, 2003 and September 30, 2003. Under the amended terms of the loan, the financial ratio covenant becomes effective again at December 31, 2003 and will determine the amount of a potential prepayment of the loan’s principal balance. Based on current estimates of Bakersfield Heart Hospital’s operating performance through December 31, 2003, we anticipate that a prepayment of approximately $3.4 million of the loan’s principal balance will be due on or about December 31, 2003. Accordingly, we have classified this amount of Bakersfield Heart Hospital’s mortgage debt as current in our consolidated balance sheet at December 31, 2002.

     We guarantee either all or a portion of the obligations of our subsidiary hospitals for bank mortgage loans. We also guarantee a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.

     We also guarantee approximately 50% of the real estate and equipment debt of Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at December 31, 2002, and therefore do not consolidate the hospital’s results of operation and financial position. We provide such guarantee in exchange for a fee from the hospital.

     We believe that internally generated cash flows and available borrowings under our revolving credit facility of $88.1 million, together with the remaining net proceeds of our initial public offering of $62.1 million, borrowings available under the master credit facility not yet designated for a development hospital of $15.4 million, borrowings available under equipment debt commitments of $27.8 million, cash balances in our development hospitals of $6.8 million, and other long-term debt and capital leases we expect to incur will be sufficient to finance our hospital development program, other capital expenditures and our working capital requirements for the next 12 to 18 months.

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

     An investment in our common stock involves a high degree of risk. You should consider carefully all of the information contained in this report and, in particular, the discussion of risk factors filed as Exhibit 99.1 – Risk Factors – to our Annual Report on Form 10-K files with the SEC, before making an investment decision with respect to our common stock. A copy of this annual report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.

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

     As required by their mortgage loans, three of our consolidated hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. Both the new mortgage loans and the fixed interest rate swaps mature in July 2006. At December 31, 2002, the average variable rate on the new mortgage loans was 4.25%. The fair value of the interest rate swaps at December 31, 2002 was an obligation of approximately $2.7 million, resulting in an unrealized loss, net of income taxes of $44,000 for the first quarter of fiscal 2003. This unrealized loss is included in comprehensive income in our consolidated statement of stockholders’ equity in accordance with accounting principles generally accepted in the United States.

     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at December 31, 2002 included approximately $138.4 million of variable rate debt at an approximate average interest rate of 4.74%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $330,000 for the three months ended December 31, 2002.

Item 4. Controls and Procedures

     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this quarterly report on Form 10-Q, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c)	On July 27, 2001, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. All 6,000,000 shares of common stock offered in the final prospectus were sold at a price of $25.00 per share for gross proceeds of $150.0 million. The net proceeds that we received from the offering after deducting the underwriting discounts and commissions and the other offering expenses were approximately $137.0 million. During the first quarter of fiscal year 2003, there were no changes in the application of the net proceeds from the offering previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, our Forms 10-Q for the quarterly periods ended June 30, 2002, March 31, 2002 and December 31, 2001, our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and our Form 10-Q for the quarterly period ended June 30, 2001.

We expect to use the remaining approximate $62.1 million of proceeds from the offering to develop additional hospitals and for working capital and other corporate purposes, including the possible acquisition of additional interests in our existing hospitals. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the allocation of the net proceeds from the offering. Pending this application, we will invest the net proceeds of the offering in cash and cash-equivalents, such as money market funds or short-term interest bearing, investment-grade securities.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description

10.1	Amended and Restated Loan Agreement, dated as of the 7th day of November, 2002, by and among Heart Hospital of San Antonio, Limited Partnership, a Texas limited partnership, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Deutsche Bank Trust Company Americas, a Syndication Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent, Bank of America Securities, LLC and Deutsche Banc Alex. Brown Inc., as co-lead arrangers and co-book managers.

10.2	Form of Guaranty Agreement dated as of November 7, 2002 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCATH CORPORATION

Dated: February 14, 2003	By:	/s/ DAVID CRANE

David Crane
President, Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ JAMES E. HARRIS

James E. Harris
Executive Vice President and Chief Financial Officer
(principal financial officer)

	By:	/s/ DAVID W. PERRY

David W. Perry
Vice President and Chief Accounting Officer
(principal accounting officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David Crane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MedCath Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/	DAVID CRANE

David Crane
President, Chief Executive Officer and Director
(principal executive officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Harris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MedCath Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/	JAMES E. HARRIS

James E. Harris
Executive Vice President and Chief Financial Officer
(principal financial officer)