Form 10-Q
period 2003-03-31
MEDCATH CORP
filed 2003-05-15
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

Commission File Number 000-33009

MEDCATH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	56-2248952

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10720 Sikes Place, Suite 300
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

[ X ] Yes [   ] No

As of April 30, 2003, there were 18,011,520 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	September 30,
	2003	2002

Current assets:
Cash and cash equivalents	$105,520	$118,768
Accounts receivable, net	78,753	70,890
Medical supplies	15,358	13,566
Due from affiliates	14	20
Deferred income tax assets	2,256	1,977
Prepaid expenses and other current assets	8,899	8,112

Total current assets	210,800	213,333
Property and equipment, net	406,196	368,424
Investments in and advances to affiliates, net	3,832	3,234
Goodwill, net	132,747	132,168
Other intangible assets, net	18,316	19,280
Other assets	4,440	4,602

Total assets	$776,331	$741,041

Current liabilities:
Short-term borrowings	$—	$4,500
Accounts payable	33,465	31,708
Income tax payable	474	609
Accrued compensation and benefits	17,095	15,806
Accrued property taxes	2,638	3,090
Accrued construction and development costs	27,229	24,317
Other accrued liabilities	8,215	7,241
Current portion of long-term debt and obligations under capital leases	55,756	28,237

Total current liabilities	144,872	115,508
Long -term debt	265,603	261,009
Obligations under capital leases	11,998	10,447
Deferred income tax liabilities	3,382	2,194
Other long-term obligations	6,198	5,818

Total liabilities	432,053	394,976
Minority interest in equity of consolidated subsidiaries	17,665	20,375
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued.	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,011,520 shares issued and outstanding at March 31, 2003 and September 30, 2002.	180	180
Paid-in capital	357,707	357,707
Accumulated deficit	(29,808)	(30,786)
Accumulated other comprehensive loss	(1,466)	(1,411)

Total stockholders’ equity	326,613	325,690

Total liabilities, minority interest, and stockholders’ equity	$776,331	$741,041

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net revenue	$135,187	$131,731	$256,288	$246,681
Operating expenses:
Personnel expense	43,402	35,205	83,151	69,239
Medical supplies expense	32,616	27,653	60,564	54,381
Bad debt expense	4,903	6,666	10,136	12,626
Other operating expenses	33,601	27,097	62,823	53,720
Pre-opening expenses	2,789	1,194	5,195	2,143
Depreciation	9,870	8,825	19,387	17,651
Amortization	437	580	874	1,530
Loss (gain) on disposal of property, equipment and other assets	18	(66)	88	(1,068)

Total operating expenses	127,636	107,154	242,218	210,222

Income from operations	7,551	24,577	14,070	36,459
Other income (expenses):
Interest expense	(6,242)	(5,726)	(12,449)	(12,040)
Interest income	339	482	790	1,214
Other income, net	80	21	103	44
Equity in net earnings of unconsolidated affiliates	1,064	896	1,818	1,710

Total other expenses, net	(4,759)	(4,327)	(9,738)	(9,072)

Income before minority interest and income taxes	2,792	20,250	4,332	27,387
Minority interest share of earnings of consolidated subsidiaries	(1,811)	(6,178)	(2,702)	(7,965)

Income before income taxes	981	14,072	1,630	19,422
Income tax expense	(393)	(69)	(652)	(124)

Net income	$588	$14,003	$978	$19,298

Earnings per share, basic:	$0.03	$0.78	$0.05	$1.07

Earnings per share, diluted:	$0.03	$0.77	$0.05	$1.06

Weighted average number of shares, basic	18,012	18,012	18,012	18,012
Dilutive effect of stock options	45	118	61	111

Weighted average number of shares, diluted	18,057	18,130	18,073	18,123

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
	Common Stock				Other
			Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, September 30, 2002	18,012	$180	$357,707	$(30,786)	$(1,411)	$325,690
Comprehensive income:
Net income			—	978	—	978
Change in fair value of interest rate swaps, net of income tax benefit			—	—	(55)	(55)

Total comprehensive income						923

Balance, March 31, 2003	18,012	$180	$357,707	$(29,808)	$(1,466)	$326,613

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,

	2003	2002

Net income	$978	$19,298
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	10,136	12,626
Depreciation and amortization	20,261	19,181
Loss (gain) on disposal of property, equipment and other assets	88	(1,068)
Amortization of loan acquisition costs	715	607
Equity in net earnings of unconsolidated affiliates	(1,818)	(1,710)
Minority interest share of earnings of consolidated subsidiaries	2,702	7,965
Deferred income taxes	367	—
Change in assets and liabilities that relate to operations:
Accounts receivable	(17,999)	(21,129)
Medical supplies	(1,792)	(3,201)
Due from affiliates	6	2
Prepaid expenses and other current assets	(1,165)	(596)
Other assets	(83)	(144)
Accounts payable and accrued liabilities	3,433	(763)

Net cash provided by operating activities	15,829	31,068

Investing activities:
Purchases of property and equipment	(50,407)	(36,219)
Proceeds from sale of property and equipment	372	169
Loans under management agreements	—	(32)
Repayments of loans under management agreements	80	367
Acquisition of management contracts	—	(1,514)
Proceeds from settlement of management contracts	—	1,825
Investments in and advances to affiliates, net	1,044	3,157
Cash acquired upon consolidation of equity method investee	—	151
Acquisition of increased ownership in hospital	—	(17,377)
Other investing activities	148	72

Net cash used in investing activities	(48,763)	(49,401)

Financing activities:
Net short-term borrowings	(4,500)	—
Proceeds from issuance of long-term debt	44,378	26,451
Repayments of long-term debt	(12,538)	(13,630)
Repayments of obligations under capital leases	(1,463)	(953)
Payment of loan acquisition costs	(792)	(462)
Investments by minority partners	47	5,292
Distributions to minority partners	(5,446)	(5,946)

Net cash provided by financing activities	19,686	10,752

Net decrease in cash and cash equivalents	(13,248)	(7,581)
Cash and cash equivalents:
Beginning of period	118,768	114,357

End of period	$105,520	$106,776

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$3,590	$628
Capital expenditures included in accrued construction and development costs	9,272	2,897
Notes received for minority interest in development hospitals	—	1,754

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share)

1.	Business and Organization

     MedCath Corporation (the Company) primarily focuses on the diagnosis and treatment of cardiovascular disease. The Company designs, develops, owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of March 31, 2003, the Company owned and operated ten hospitals, together with its physician partners, who own an equity interest in the hospital where they practice. The Company’s existing hospitals have a total of 635 licensed beds and are located in Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota and Texas. The Company accounts for all but one of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Heart Hospital of South Dakota and does not have substantive control over the hospital, and therefore is unable to consolidate the hospital’s results of operations and financial position, but rather is required to account for its minority ownership interest in the hospital as an equity investment. In addition to its hospitals, the Company provides cardiovascular care services in diagnostic and therapeutic facilities in various locations and through mobile cardiac catheterization laboratories (the Diagnostics Division). The Company also provides consulting and management services (CCM) tailored primarily to cardiologists and cardiovascular surgeons, which is included in the corporate and other division.

2.	Summary of Significant Accounting Policies

     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of March 31, 2003 and for the three months and six months ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months and six months ended March 31, 2003 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2003 or future fiscal years.

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

     Pre-opening Expenses — Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred. The Company recognized pre-opening expenses of approximately $2.8 million and $1.2 million during the three months ended March 31, 2003 and 2002, respectively, and $5.2 million and $2.1 million during the six months ended March 31, 2003 and 2002, respectively.

     Stock-Based Compensation – At March 31, 2003, the Company has two stock-based compensation plans, including a stock option plan under which it may grant incentive stock options and nonqualified stock options to officers and other key employees and an outside director’s stock option plan under which it may grant nonqualified

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

stock options to nonemployee directors. The Company accounts for stock options under both of these plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is determined based on the intrinsic value of the equity instrument award. No stock-based employee compensation cost is reflected in net income for the three months and six months ended March 31, 2003 and 2002, as all options granted during those periods under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock at the date of grant. If the Company had applied the fair value recognition provisions of SFAS No. 123 to account for its stock option plans, then the Company’s net income and earnings per share for the three months and six months ended March 31, 2003 and 2002 would have been as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income, as reported	$588	$14,003	$978	$19,298
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	426	743	947	1,815

Pro forma net income	$162	$13,260	$31	$17,983

Earnings per share, basic:
As reported	$0.03	$0.78	$0.05	$1.07
Pro forma	$0.01	$0.74	$0.00	$1.00
Earnings per share, diluted:
As reported	$0.03	$0.77	$0.05	$1.06
Pro forma	$0.01	$0.73	$0.00	$0.99

     Accounting Changes – Effective October 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement (i) superceded SFAS No. 121, although it retained most of the basic requirements of SFAS No. 121 regarding long-lived assets to be held and used; (ii) resolved some implementation issues related to SFAS No. 121; and (iii) superceded the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business to establish a single accounting model, based on the framework of SFAS No. 121, for long-lived assets to be disposed of by sale. This Statement also amended ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company’s adoption and application of SFAS No. 144 did not have any impact on its financial position and results of operations as of and for the three months and six months ended March 31, 2003.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Other than the provisions related to the rescission of SFAS No. 4, the Company adopted and applied the provision of this Statement for transactions occurring and financial statements issued after May 15, 2002, as required by the Statement. The Company adopted the provisions related to the rescission of SFAS No. 4, which change the accounting for the classification of gains or losses from extinguishment of debt, effective October 1, 2002, also as required by the Statement. The Company’s adoption and application of these remaining provisions of SFAS No. 145 did not have any impact on its financial position and results of operations as of and for the three months and six months ended March 31, 2003.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN No. 34. The objective of FIN No. 45 is to record the fair value of a guarantee at inception and require disclosure of all such guarantees in interim and annual financial statements. The initial recognition and initial fair value measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption and application of FIN No. 45 did not have any material impact on the Company’s financial position and results of operations

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

as of and for the three months and six months ended March 31, 2003. See Note 5 for disclosures regarding the Company’s guarantees as required by FIN No. 45.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The transition provisions of this Statement were effective for the Company beginning December 15, 2002, but did not have any significant impact on the Company’s financial position and results of operations for the three months and six months ended March 31, 2003 as the Company continued to account for its stock options in accordance with APB No. 25. The Company elected to early adopt the remaining disclosure requirements of this Statement, which are provided above for the three months and six months ended March 31, 2003.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and it establishes that fair value is the objective for initial measurement of the liability. This Statement nullifies Emerging Issues Task Force Issue (EITF) No. 94-3. Under the previous guidance of EITF No. 94-3, a liability for certain exit costs, as defined in that Issue, was recognized at the date of an entity’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. As of and for the three months ended March 31, 2003, the Company was not engaged in any exit or disposal activities.

     Recent Accounting Pronouncements – In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 is effective for variable interest entities created after January 31, 2003. FIN No. 46 applies in the first full fiscal year or interim period beginning after June 15, 2003 for older variable interest entities, with public companies required to apply FIN No. 46 as of the beginning of that applicable interim or annual period. The Company is currently evaluating the impact, if any, of the adoption of FIN No. 46.

3.	Goodwill and Other Intangible Assets – SFAS No. 142

     The Company elected to early adopt SFAS No. 142 on October 1, 2001, the beginning of fiscal year 2002. At that time, the Company reassessed the useful lives of its intangible assets and concluded that the existing finite useful lives were reasonable and appropriate. The Company also completed the transitional goodwill impairment test and its annual goodwill impairment test of all of its reporting units as required by SFAS No. 142, which did not result in any impairment loss as measured on October 1, 2001 and September 30, 2002, respectively. Therefore, the only impact adopting SFAS No. 142 had on the Company’s financial position, results of operations and cash flows was the immediate discontinuance of amortization on approximately $132.6 million of recorded goodwill at October 1, 2001. The Company has designated September 30, its fiscal year end, as the date it will perform the annual goodwill impairment test for all of its reporting units as required by SFAS No. 142. Goodwill of a reporting unit will also be tested between annual tests if an event occurs or circumstances change that indicate an impairment may exist. In March 2003, the Company determined that the decline in its market capitalization, as measured by its public stock price, since September 30, 2002 represented an event requiring an interim goodwill impairment test to be performed as required by SFAS No. 142. Accordingly, the Company engaged an independent third-party valuation firm to assist in performing the goodwill impairment test, specifically as it related to calculating the fair value of each of the Company’s reporting units as of the March 1, 2003 testing date pursuant to SFAS No. 142. The results of this independent valuation concluded that the calculated fair value of each of the Company’s reporting units exceeded their carrying value, thus no goodwill impairment existed under SFAS No. 142. The Company will perform its next goodwill impairment test as of September 30, 2003, consistent with its previously designated annual testing date, unless other events occur or circumstances change that indicate an impairment may exist before that date.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.	Business Development and Changes in Operations

     Acquisitions Subsequent to March 31, 2003 – Effective April 1, 2003, the Company acquired an additional 3% ownership interest in Heart Hospital of New Mexico from its hospital investor partner, AHS New Mexico Holdings, Inc., for $800,000. As a result of this transaction, AHS New Mexico Holdings, Inc. no longer holds any ownership interest in Heart Hospital of New Mexico, and the Company’s ownership interest increased from 69.0% to 72.0%, with the physician investors owning the remaining 28.0%.

     New Hospital Development – On February 28, 2003, the Company opened Louisiana Heart Hospital in St. Tammany Parish just north of New Orleans, Louisiana. This new hospital focuses primarily on cardiovascular care. On March 27, 2003, Louisiana Heart Hospital received its Medicare certification. The Louisiana Heart Hospital is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiary, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital.

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

     In February 2002, the Company announced a venture to develop and construct the Heart Hospital of Lafayette, which will be located in Lafayette, Louisiana. The Heart Hospital of Lafayette is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, owns a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive control over the hospital. The Company began constructing the Heart Hospital of Lafayette in December 2002 and expects to open the hospital during the winter of 2003/2004.

     In January 2002, the Company announced a venture to develop and construct The Heart Hospital of Milwaukee, which will be located in the city of Glendale, near Milwaukee, Wisconsin. This hospital is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, owns a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive control over the hospital. The Company began constructing The Heart Hospital of Milwaukee in August 2002 and expects to open the hospital during October 2003.

     In October 2001, the Company announced a venture to develop and construct TexSAn Heart Hospital, which will be located in San Antonio, Texas. TexSAn Heart Hospital is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital. The Company began constructing TexSAn Heart Hospital in June 2002. Due to damages resulting from a fire that occurred during March 2003, the Company expects the opening of the hospital to be delayed several months from the originally planned October 2003 until the winter of 2003/2004. The Company believes it is adequately insured for the majority of the property damages.

     As of March 31, 2003, the three hospitals the Company is developing, Louisiana Heart Hospital and Harlingen Medical Center were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below:

	Amount	Amount	Amount
	Committed	Paid	Accrued

Harlingen Medical Center	$32,987	$32,823	$164
Louisiana Heart Hospital	$23,247	$18,485	$1,011
TexSAn Heart Hospital	$28,277	$13,365	$1,827
The Heart Hospital of Milwaukee	$15,842	$3,391	$613
Heart Hospital of Lafayette	$14,960	$855	$201

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     For the three months and six months ended March 31, 2003, the Company capitalized approximately $380,000 and $694,000, respectively, of interest expense as part of the capitalized construction costs of its hospitals under development during those periods.

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

5.	Short Term Borrowings and Long-Term Debt

     Short-term borrowings consist of amounts outstanding under a commercial revolving note at one of the Company’s hospitals. No amounts were outstanding under this revolving note at March 31, 2003. This revolving note provides up to $10.0 million of total available borrowings, expires August 2003, and bears interest at the bank’s prime rate plus 0.25% (4.5% at March 31, 2003). The revolving note is renewable annually at the lender’s discretion and is secured by the hospital’s patient accounts receivable. Available borrowings under the revolving note are based on a formula of the hospital’s eligible patient accounts receivable.

     Long- term debt consists of the following:

	March 31,	September 30,
	2003	2002

Master credit facility and bank mortgage loans	$148,257	$120,809
Pre- existing bank mortgage loan	21,264	22,298
Real estate investment trust (REIT) loans	75,989	76,512
Revolving credit facility	—	—
Notes payable to various lenders	68,035	62,270
Other	4,534	4,653

	318,079	286,542
Less current portion	(52,476)	(25,533)

Long-term debt	$265,603	$261,009

     Master Credit Facility and Bank Mortgage Loans — In July 2001, the Company became a party to a new $189.6 million master credit facility (the Master Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the real estate indebtedness of three of the Company’s existing hospitals and provided the Company with $110.0 million of available debt capital to finance its hospital development program. In March 2003, the Master Credit Facility was amended to increase available borrowings by $35.0 million thereby providing a total of $145.0 million of available debt to finance its hospital development program.

     As of March 31, 2003, $94.6 million of the $145.0 million available to finance the Company’s hospital development program had been designated to finance the development of Harlingen Medical Center, Louisiana Heart Hospital and TexSAn Heart Hospital (see Note 4). Of this $94.6 million of designated financing, $75.3 million had been borrowed as of March 31, 2003. Of the $50.4 million of undesignated financing as of March 2003, the Company anticipates designating approximately $17.3 million to finance the development of The Heart Hospital of Milwaukee and approximately $15.0 million to $16.0 million to finance the development of Heart Hospital of Lafayette. The Company anticipates the remaining $17.1 million to $18.1 million of undesignated funds will remain available to finance other future projects in the Company’s hospital development program.

     Each loan under the Master Credit Facility is separately documented and secured by the assets of the borrowing hospital only. Each loan under the Master Credit Facility amortizes based on a 20-year term, matures on July 27, 2006, and accrues interest at variable rates on either the Base Rate (as defined) plus an applicable margin, or Eurodollar Rate (LIBOR) plus an applicable margin. The weighted average interest rate for the loans under the

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Master Credit Facility was 4.60% and 5.02% at March 31, 2003 and September 30, 2002, respectively. The Company is required to pay a monthly unused commitment fee at a rate of 0.5%.

     In accordance with the related hospital operating agreements and as required by the lenders, the Company has guaranteed 100% of the obligations of its subsidiary hospitals for bank mortgage loans made under the Master Credit Facility and REIT loans and 71% of the obligation for another bank mortgage loan at March 31, 2003. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals failing to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     Notes Payable – The Company has acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. Amounts borrowed under these notes are payable in monthly installments of principal and interest over 4 to 7 year terms. Interest is at fixed and variable rates ranging from 4.09% to 9.84%. The Company has guaranteed between 50% and 100% of certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan. At March 31, 2003, the total amount of notes payable was approximately $68.0 million of which $40.0 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     In December 2002, Louisiana Heart Hospital, which opened February 28, 2003, obtained a debt commitment to finance its equipment that allows the hospital to borrow up to $18.0 million. Until December 2003, interest on borrowings made under this commitment will accrue at 90-day LIBOR plus 3.95%. After such date, amounts funded under the loan shall accrue interest at either a fixed rate equal to a specific Treasury Note yield, plus a margin, or 90-day LIBOR, plus a margin, depending on the manufacturer of equipment originally purchased under the facility. Beginning in December 2003, the principal amount of the loan will be required to be repaid over a six-year period. The debt is secured by the related equipment in the hospital and is guaranteed by the Company, as discussed above. As of March 31, 2003, Louisiana Heart Hospital had borrowed $7.8 million of the $18.0 million available.

     Debt Covenants – Covenants related to the Company’s long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. The Company was in compliance with all covenants in the instruments governing its outstanding debt at March 31, 2003 with the exception of certain financial ratio covenants related to the real estate mortgage loan at Tucson Heart Hospital. Although the Company is pursuing a waiver from the mortgage lender for this financial ratio covenant violation, the Company has not yet obtained such a waiver. Accordingly, the Company has reclassified approximately $16.6 million of long-term debt to current portion of long-term debt in its consolidated balance sheet as of March 31, 2003. Also, at December 31, 2002, Bakersfield Heart Hospital was not in compliance with one of its financial ratio covenants. The mortgage lender granted a waiver for the breach at December 31, 2002 and agreed to amend the terms of the loan to replace the financial ratio covenant with a minimum financial performance covenant at June 30, 2003 and September 30, 2003. Under the amended terms of the loan, the financial ratio covenant becomes effective again at December 31, 2003 and will determine the amount of a potential prepayment of the loan’s principal balance. Based on current estimates of Bakersfield Heart Hospital’s operating performance through December 31, 2003, the Company anticipates that a prepayment of approximately $8.9 million of the loan’s principal balance will be due on or about December 31, 2003. Accordingly, the Company has classified this amount of Bakersfield Heart Hospital’s mortgage debt as current in the accompanying consolidated balance sheet at March 31, 2003.

     Guarantees of Unconsolidated Affiliate’s Debt – The Company has guaranteed approximately 50% of the real estate debt and 40% of the equipment debt of the one affiliate hospital in which the Company has a minority

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company receives a fee from the affiliate hospital as consideration for providing these guarantees. At March 31, 2003, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $29.0 million and $12.7 million, respectively, at March 31, 2003. Accordingly, the real estate debt and the equipment debt guaranteed by the Company was approximately $14.5 million and $5.1 million, respectively, at March 31. 2003. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the assets and liabilities on the Company’s balance sheets.

6.	Liability Insurance Coverage

     On June 1, 2002, the Company’s three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis expired, and the Company became partially self-insured under a one-year policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. At the same time, to provide coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy, the Company purchased tail insurance coverage, the full cost of which was recognized as an operating expense in the third quarter of fiscal 2002, as required by accounting principles generally accepted in the United States of America. Because the Company has retained up to $2.0 million of liability per claim under the new policy, the Company is required to recognize up to the first $2.0 million of estimated expense/liability for each malpractice claim incurred under the new policy period beginning June 1, 2002. As of March 31, 2003, the total estimated liability for its self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $2.5 million, which is included in current liabilities in the accompanying balance sheet. The Company maintains this reserve based on actuarial estimates by an independent third party, who based the estimates on the Company’s historical experience with claims and assumptions about future events.

7.	Income Taxes

     Income tax expense increased to $652,000 for the six months ended March 31, 2003 from $124,000 for the six months ended March 31, 2002. During the six months ended March 31, 2002, the Company did not recognize any material income tax expense as it was in a net deferred tax asset position, primarily resulting from net operating loss carryforwards, and its net deferred tax assets were fully offset by valuation allowances. During the three months ended June 30, 2002, the Company determined that its valuation allowances were no longer required, reversed the allowances, and began to accrue deferred income tax expense in accordance with accounting principles generally accepted in the United States of America. Because the Company continues to have federal and state net operating loss carryforwards available from prior periods to offset its current tax liabilities, it has no material current income tax liability and the majority of its income tax expense is deferred.

8.	Per Share Data

     The calculation of diluted net income per share considers the potentially dilutive effect of options to purchase 2,708,595 and 2,389,595 shares of common stock outstanding at March 31, 2003 and 2002, respectively, at prices ranging from $4.75 to $25.00. Of these options, 2,577,123 and 30,000 were not included in the calculation of diluted earnings per share at March 31, 2003 and 2002, respectively, as such shares were anti-dilutive for the periods.

9.	Comprehensive Income

     The components of comprehensive income are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net income	$588	$14,003	$978	$19,298
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of income tax benefit	(11)	193	(55)	1,064

Total comprehensive income	$577	$14,196	$923	$20,362

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.	Litigation

     Litigation – The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted against the Company by various claimants, and additional claims that may be asserted for known incidents through March 31, 2003. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.

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

     The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net revenue:
Hospital Division	$117,560	$104,970	$221,504	$202,278
Diagnostics Division	12,448	21,749	24,434	33,316
Corporate and other	5,179	5,012	10,350	11,087

Consolidated totals	$135,187	$131,731	$256,288	$246,681

Income from operations:
Hospital Division	$7,198	$14,089	$12,909	$25,081
Diagnostics Division	2,647	12,613	5,442	14,525
Corporate and other	(2,294)	(2,125)	(4,281)	(3,147)

Consolidated totals	$7,551	$24,577	$14,070	$36,459

Interest expense	$(6,242)	$(5,726)	$(12,449)	$(12,040)
Interest income	339	482	790	1,214
Other income, net	80	21	103	44
Equity in net earnings of unconsolidated affiliates	1,064	896	1,818	1,710
Minority interest in earnings of consolidated subsidiaries	(1,811)	(6,178)	(2,702)	(7,965)

Consolidated income before taxes	$981	$14,072	$1,630	$19,422

	March 31,	September 30,
	2003	2002

Aggregate identifiable assets:
Hospital Division	$607,264	$564,916
Diagnostics Division	60,401	58,880
Corporate and other	108,666	117,245

Consolidated totals	$776,331	$741,041

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and related financial data should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report and the consolidated audited financial statements, and notes thereto for the fiscal year ended September 30, 2002 included in the Company’s Annual Report on Form 10-K, which includes a description of the critical accounting policies the Company uses in preparing its financial statements.

Overview

     We primarily focus on the diagnosis and treatment of cardiovascular disease. We design, develop, own and operate hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of our hospitals is a freestanding, licensed general acute care hospital that includes an emergency department, operating rooms, catheterization laboratories, pharmacy, laboratory, radiology department, cafeteria and food service and is capable of providing a full complement of health services, we focus on serving the unique needs of patients suffering from cardiovascular disease. As of April 30, 2003, we had ten hospitals in operation with a total of 635 licensed beds of which 474 were staffed and available. These hospitals are located in eight states, including Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota and Texas. We are currently in the process of developing three hospitals, which include a hospital located in the city of Glendale, near Milwaukee, Wisconsin, a hospital located in Lafayette, Louisiana and a hospital located in San Antonio, Texas. The construction at The Heart Hospital of Milwaukee and Heart Hospital of Lafayette are currently on schedule and we expect to open these two new hospitals during October 2003 and the winter 2003/2004, respectively. Due to the need to repair damages from a fire that occurred in March 2003, we expect TexSAn Heart Hospital’s original opening date of October 2003 to be delayed until the winter of 2003/2004. These three new hospitals are expected to have a combined total of 124 licensed beds. Our hospital division accounted for 87.0% of our net revenue for the three months ended March 31, 2003 and 86.4% of our net revenue for the six months ended March 31, 2003.

     In the discussions below, the results of operations for our hospital division exclude Heart Hospital of South Dakota, as we do not consolidate this one hospital’s results of operations and financial position. We own a minority interest in Heart Hospital of South Dakota and do not have substantive control over the hospital, and therefore are unable to consolidate the hospital’s results of operations and financial position, but rather are required to account for our minority ownership interest in the hospital as an equity investment. On a same facility basis for our consolidated hospital division, we exclude the results of operations of Harlingen Medical Center and Louisiana Heart Hospital, which opened in October 2002 and February 2003, respectively.

     In addition to our hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities in various locations and through mobile cardiac catheterization laboratories. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.

Results of Operations

     The following table presents, for the periods indicated, selected operating data.

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expense	32.1%	26.7%	32.4%	28.1%
Medical supplies expense	24.1%	21.0%	23.6%	22.0%
Bad debt expense	3.6%	5.1%	4.0%	5.1%
Other operating expenses	24.9%	20.6%	24.5%	21.8%
Pre-opening expenses	2.1%	0.9%	2.0%	0.9%
Depreciation	7.3%	6.7%	7.6%	7.2%
Amortization	0.3%	0.4%	0.3%	0.6%
Loss (gain) on disposal of property, equipment and other assets	0.0%	(0.1)%	0.0%	(0.4)%
Income from operations	5.6%	18.7%	5.5%	14.8%
Other income (expenses):
Interest expense	(4.6)%	(4.3)%	(4.9)%	(4.9)%
Interest income	0.3%	0.4%	0.3%	0.5%
Other income, net	0.1%	0.0%	0.0%	0.0%
Equity in net earnings of unconsolidated affiliates	0.8%	0.7%	0.7%	0.7%
Income before minority interest and income taxes	2.1%	15.4%	1.7%	11.1%
Minority interest share of earnings of consolidated subsidiaries	(1.3)%	(4.7)%	(1.1)%	(3.2)%
Income before income taxes	0.7%	10.7%	0.6%	7.9%
Income tax expense	(0.3)%	(0.1)%	(0.3)%	(0.1)%
Net income	0.4%	10.6%	0.4%	7.8%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net revenue increased $3.5 million, or 2.7%, to $135.2 million for the three months ended March 31, 2003, the second quarter of our fiscal year 2003, from $131.7 million for the three months ended March 31, 2002, the second quarter of our fiscal year 2002. Of the $3.5 million increase in net revenue, our hospital division generated a $12.6 million increase and our corporate and other division, which includes our cardiology consulting and management operations, generated a $200,000 increase, which were offset in part by a $9.3 million decrease in our diagnostic services division’s net revenue.

     The $12.6 million increase in our hospital division’s net revenue was primarily attributable to the opening of Harlingen Medical Center on October 2, 2002 and the opening of Louisiana Heart Hospital on February 28, 2003. Harlingen Medical Center, which represents our ninth hospital in operation, had, as of March 31, 2003, 57 staffed and available beds (112 licensed beds), 2 catheterization laboratories, 10 operating rooms and focuses on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology. Louisiana Heart Hospital, which represents our tenth hospital in operation, had, as of March 31, 2003, 7 staffed and available beds (58 licensed beds), 3 catheterization laboratories, 4 operating rooms and focuses primarily on cardiovascular care. Harlingen Medical Center and Louisiana Heart Hospital received their Medicare certifications on October 23, 2002 and March 27, 2003, respectively, and generated approximately $11.4 million and $200,000, respectively, of the $12.6 million increase in our hospital division’s net revenue during the second quarter of fiscal 2003. The $9.3 million decrease in our diagnostic services division was primarily the result of $9.7 million of net revenue representing management fees that we recognized in the second quarter of fiscal 2002 as a result of the favorable settlement of a billing dispute between one of our managed diagnostic centers, Sun City Cardiac Center, and Sun Health Corporation, which owns and operates the hospital where the center is located. Excluding the effect of this favorable settlement, our diagnostic services division generated a $400,000 increase in net revenue for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. This $400,000 increase was primarily due to an increase in net revenue generated by new diagnostic and therapeutic businesses developed in the division since the second quarter of our fiscal 2002, offset in part by a decrease in net revenue in our mobile cardiac catheterization laboratories due to a decline in the number of procedures performed during the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.

     On a same facility basis in our hospital division, net revenue increased to $106.0 million for the second quarter of fiscal 2003 from $105.0 million for the second quarter of fiscal 2002. Admissions decreased 5.1% and adjusted admissions declined 3.9%. These operating measures reflect the impact of certain factors at two of our hospitals. The first was lower patient volume at our Bakersfield Heart Hospital due to the transition associated with reopening the hospital’s emergency department during the second quarter of fiscal 2003. In the third quarter of fiscal 2002, we converted Bakersfield Heart Hospital’s emergency department to a chest pain clinic primarily in response to a payment dispute with a large managed care provider. As a result of a favorable settlement with the managed care provider and in response to a higher than expected decline in overall admissions after the conversion, we reopened the emergency department in February 2003. We expect admissions at Bakersfield Heart Hospital to increase during the remainder of fiscal 2003 as the hospital transitions to receiving an increased volume of patients through its emergency department. The second factor impacting our same facility operating measures was lower inpatient volumes and net revenue in our Tucson Heart Hospital due to: (i) an increase in emergency room capacity in the market by competitors; (ii) an increase in the number of patients using the hospital’s outpatient services, (iii) in our opinion, a reduction in the number of winter visitors that would be in the market for healthcare, which we believe is related to the poor economy and (iv) a mild flu season in the market. On a same facility basis, excluding the impact of these 2 hospitals, admissions increased 2.9% while adjusted admissions increased 2.2% for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.

     Also on a same facility basis, inpatient catheterization procedures increased 0.9% while inpatient surgical procedures increased 9.4% for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Average length of stay in our same facility hospitals decreased 5.4% to 3.68 days for the second quarter of fiscal 2003 compared to 3.89 days for the second quarter of fiscal 2002.

     Personnel expense increased $8.2 million, or 23.3%, to $43.4 million for the second quarter of fiscal 2003 from $35.2 million for the second quarter of fiscal 2002. The $8.2 million increase was primarily incurred by our hospital division and included a $5.3 million increase resulting from the results of operations of Harlingen Medical Center, which opened during the first quarter of fiscal 2003, and Louisiana Heart Hospital, which opened during the second quarter of fiscal 2003. The remaining $2.9 million increase was primarily due to higher wage rates and benefit costs, offset in part by a decrease in the use of contract nurses in our same facility hospitals and a decrease in staffing in our Bakersfield Heart Hospital related to the decline in admissions and procedures performed in that hospital during the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. As a percentage of net revenue, personnel expense increased to 32.1% for the second quarter of fiscal 2003 from 26.7% for the second quarter of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital and excluding the $9.7 million of net revenue resulting from the Sun City settlement during the second quarter of fiscal 2002, personnel expense represented 30.8% of net revenue for the second quarter of fiscal 2003 compared to 28.9% for the second quarter of fiscal 2002.

     Medical supplies expense increased $4.9 million, or 17.7%, to $32.6 million for the second quarter of fiscal 2003 from $27.7 million for the second quarter of fiscal 2002. This $4.9 million increase was primarily incurred by our hospital division, and included an increase of $1.7 million attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the second quarter of fiscal 2003. The remaining increase of $3.2 million in our same facility hospitals was primarily due to changes in case mix between catheterization and surgical procedures among our individual hospitals, and includes an increase in defibrillator utilization that occurred during the second quarter of fiscal 2003. Surgical procedures typically involve higher cost medical supplies than catheterization procedures, which makes our medical supplies expense sensitive to changes in case mix of procedures at each of our individual hospitals. As a percentage of net revenue, medical supplies expense increased to 24.1% for the second quarter of fiscal 2003 from 21.0% for the second quarter of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital and excluding the $9.7 million of net revenue resulting from the Sun City settlement during the second quarter of fiscal 2002, medical supplies expense represented 25.0% of net revenue for the second quarter of fiscal 2003 compared to 22.7% for the second quarter of fiscal 2002. We expect our medical supplies expense to increase as new technologies, such as drug-eluting stents, are introduced into the cardiovascular care market and as we experience increased utilization of AICD and pacemaker procedures that use high-cost devices. The amount of increase in our medical supplies expense, and the relationship to net revenue, in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific technology by physicians in providing patient care, and the reimbursement amounts we may, or may not, receive from Medicare and other payors.

     Bad debt expense decreased $1.8 million, or 26.9%, to $4.9 million for the second quarter of fiscal 2003 from $6.7 million for the second quarter of fiscal 2002. This $1.8 million decrease was primarily due to the continued improvement in the receivables collection procedures and the decline in our hospital division’s days of net revenue in accounts receivable offset in part by the results of operations of Harlingen Medical Center during the second quarter of fiscal 2003. As of March 31, 2003, our hospital division’s days of net revenue in accounts receivable, based on the second quarter net revenue, were 54 days compared to 63 days as of March 31, 2002. We attribute this decline in days and the decline in bad debt expense in our same facility hospitals to the receivables collection procedures and other processes we implemented in our business offices during fiscal 2002, combined with the decline in aged receivables that resulted from the settlements of the billing disputes with the managed care providers in our Bakersfield Heart Hospital during fiscal 2002. As a percentage of net revenue, bad debt expense decreased to

3.6% for the second quarter of fiscal 2003 from 5.1% for the second quarter of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital and excluding the $9.7 million of net revenue resulting from the Sun City settlement during the second quarter of fiscal 2002, bad debt expense represented 2.6% of net revenue for the second quarter of fiscal 2003 compared to 5.5% for the second quarter of fiscal 2002.

     Other operating expenses increased $6.5 million, or 24.0%, to $33.6 million for the second quarter of fiscal 2003 from $27.1 million for the second quarter of fiscal 2002. Other operating expenses include primarily maintenance, rent, property taxes, insurance, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $6.5 million increase in other operating expenses, our hospital division generated a $5.9 million increase, our diagnostic services division generated a $400,000 increase and our corporate and other division generated a $200,000 increase. The $5.8 million increase in our hospital division’s other operating expenses included a $3.8 million increase attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the second quarter of fiscal 2003. The remaining $2.1 million increase in our hospital division’s other operating expenses was primarily due to an increase in medical malpractice insurance costs, including both premiums and self-insured retention, of our same facility hospitals resulting from the change in our insurance program during the third quarter of fiscal 2002 (see Note 6 in the accompanying notes to consolidated financial statements) and an increase in maintenance expense at some of our same facility hospitals. The $400,000 increase in our diagnostic services division’s other operating expenses was due to the increased costs of medical malpractice coverage, as previously discussed, in that division and the net revenue growth in its operations during the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 partially offset by a decrease in legal expenses. The decrease in the diagnostic services division’s legal expenses was attributable to an unusually high amount of legal expenses incurred during the second quarter of fiscal 2002 relating to the Sun City Cardiac Center billing dispute that was favorably settled during the second quarter of fiscal 2002. As a percentage of net revenue, other operating expenses increased to 24.9% for the second quarter of fiscal 2003 compared to 20.6% for the second quarter of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital and excluding the $9.7 million of net revenue and $421,000 of legal expenses resulting from the Sun City settlement during the second quarter of fiscal 2002, other operating expenses represented 24.1% of net revenue for the second quarter of fiscal 2003 compared to 21.9% for the second quarter of fiscal 2002.

     Pre-opening expenses increased $1.6 million to $2.8 million for the second quarter of fiscal 2003 from $1.2 million for the second quarter of fiscal 2002. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of March 31, 2003, we had three hospitals under development, including The Heart Hospital of Milwaukee, TexSAn Heart Hospital and Heart Hospital of Lafayette. These three new hospitals are expected to open during October 2003 (Milwaukee), winter 2003/2004 (San Antonio and Lafayette). We expect pre-opening expenses for these three hospitals will range from approximately $3.5 million to $5.0 million per hospital. Historically based on our five most recently developed consolidated hospitals, approximately 40% of our pre-opening expenses for a new hospital have been for personnel and 7% for marketing and advertising. The remaining costs have been distributed among several categories including staff recruitment, office and equipment rentals, travel and other operating expenses such as legal expense and utilities. While we incur pre-opening expenses throughout the development process, we expect to incur the majority of these expenses during the six to eight month period immediately prior to the opening of the hospital. We expect pre-opening expenses to increase during fiscal 2003 compared to fiscal 2002 due to the increase in development activity related to the three hospitals currently under development and others that we may begin to develop during fiscal 2003.

     Depreciation increased $1.1 million, or 12.5%, to $9.9 million for the second quarter of fiscal 2003 from $8.8 million for the second quarter of fiscal 2002. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of Harlingen Medical Center in October 2002 and Louisiana Heart Hospital in February 2003, offset in part by a decrease related to equipment that became fully depreciated since the second quarter of fiscal 2002 at one of our older hospitals. We expect depreciation expense to be higher for future periods in fiscal 2003 compared to fiscal 2002 due to the opening of Harlingen Medical Center and Louisiana Heart Hospital.

     Amortization decreased $143,000, or 24.7%, to $437,000 for the second quarter of fiscal 2003 from $580,000 for the second quarter of fiscal 2002. This decrease was primarily due to other intangible assets that became fully amortized during the fourth quarter of fiscal 2002 in our corporate and other division.

     During the second quarter of fiscal 2002, we recognized an additional $140,000 gain on a cardiology management contract that was settled in December 2001. This gain is included in gain on sale of property equipment and other assets in consolidated statements of operations and cash flows for the second quarter of fiscal 2002.

     Interest expense increased $516,000, or 9.1%, to $6.2 million for the second quarter of fiscal 2003 from $5.7 million for the second quarter of fiscal 2002. This increase in interest expense was primarily due to the operations of Harlingen Medical Center, which opened in October 2002, and Louisiana Heart Hospital, which opened in February 2003, offset in part by a decrease in interest expense of our same facility hospitals resulting from a decrease in outstanding debt through scheduled principal payment reductions and lower interest rates on our variable rate debt during the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Although outstanding indebtedness increased by approximately $44.8 million at March 31, 2003 compared to March 31, 2002, this increase was primarily due to the real estate and equipment debt incurred at Harlingen Medical Center, Louisiana Heart Hospital and our hospitals remaining under development. While the interest incurred on the debt at Harlingen Medical Center and Louisiana Heart Hospital was recognized as an expense upon the real estate and equipment being placed in service, the interest incurred during the development period of these hospitals, as well as our other hospitals currently under development, was capitalized as part of the capitalized construction costs of those hospitals. As such, we capitalized approximately $380,000 of interest expense as part of the capitalized construction costs of our hospitals under development, which was not included in interest expense recognized for the second quarter of fiscal 2003. Interest income decreased to $339,000 for the second quarter of fiscal 2003 from $482,000 for the second quarter of fiscal 2002, which was primarily due to the decline in interest rates on our variable rate short-term investments, which are included in cash and cash equivalents in our consolidated balance sheets. We expect the total amount of our outstanding indebtedness will increase in future periods as a result of the debt we will incur to finance the development of additional hospitals, including those currently under development. Accordingly, we expect our interest expense to increase in future periods consistent with the increase in our indebtedness and changes in market interest rates.

     Equity in earnings of unconsolidated affiliates increased $168,000, or 18.8%, to $1.1 million for the second quarter of fiscal 2003 from $896,000 for the second quarter of fiscal 2002. Equity in net earnings of unconsolidated affiliates represents our share of the net earnings of hospitals in which we own less than a 50.0% equity interest and over which we do not exercise substantive control. We have only one hospital in which we hold less than a 50.0% equity interest that we were required to account for as an equity investment during the second quarters of fiscal 2003 and fiscal 2002. This hospital commenced operations in March 2001. We also continue to hold a small number of additional equity investments in our diagnostic services division and our corporate and other division.

     Earnings allocated to minority interests decreased $4.4 million, or 71.0%, to $1.8 million for the second quarter of fiscal 2003 from $6.2 million for the second quarter of fiscal 2002. Excluding the effect of the $3.3 million allocated to minority interests during the second quarter of fiscal 2002 resulting from the Sun City settlement, earnings allocated to minority interests decreased $1.1 million for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. However, this decrease of $1.1 million was primarily due to the losses allocated to minority interests in Louisiana Heart Hospital, which opened in February 2003, and the increase in pre-opening expenses for our hospitals under development. These decreases were offset in part by an increase in minority interest in the earnings of one of our hospitals in which we recognized a disproportionate share of the profits during the second quarter of fiscal 2002 compared to our pro rata share during the second quarter of fiscal 2003 and by improved operating results in certain joint ventures in our diagnostic services division.

     Earnings allocated to minority interests represent the allocation of profits and losses to minority owners in our consolidated subsidiaries. With respect to our consolidated hospitals, each hospital’s profits and losses are generally allocated for accounting purposes to us and our minority partners on a pro rata basis in accordance with the respective ownership percentages. However, if the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of our partners, then we are required, due to the respective at risk capital positions, by accounting principles generally accepted in the United States of America, to recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all owners on a pro rata basis. In such cases, we will then recognize a disproportionate share of the hospital’s future profits to the extent we have previously recognized a disproportionate share of the hospital’s losses. The determination of at-risk capital position is based on the specific terms of each hospital’s operating agreement, including each partners’ contributed capital, obligation to provide working capital loans, contribute additional capital, or to guarantee the outstanding obligations of the hospital. During the second quarter of fiscal 2003, our reported earnings allocated to minority interests of $1.8 million would have been an earnings allocation of $398,000 had we not recognized disproportionate allocations as described above. Therefore, our reported income before income taxes of $981,000 would have been $2.4 million.

     We expect our earnings allocated to minority interests to fluctuate in future periods as we continue to recognize losses and profits at some hospitals disproportionately to our ownership interests in these hospitals. As of March 31, 2003, we had disproportionately recognized cumulative losses of certain hospitals of approximately $18.5 million that we may recover in future periods by disproportionately recognizing their profits, depending on their results of operations. We could also be required to recognize disproportionate losses at these or other hospitals, depending on their results of operations in future periods.

     Income tax expense increased to $393,000 for the second quarter of fiscal 2003 from $69,000 for the second quarter of fiscal 2002. During the second quarter of fiscal 2002, we did not recognize any material income tax expense as we were in a net deferred tax asset position, primarily resulting from net operating loss carryforwards, and our net deferred tax assets were fully offset by valuation allowance. During the third quarter of fiscal 2002, we determined all of our valuation allowance was no longer required, reversed the allowances, and began to accrue deferred income tax expense in accordance with accounting principles generally accepted in the United States. Because we continue to have federal and state net operating loss carryforwards available from prior periods to offset our current tax liability, we have no material current income tax liability and the majority of our income tax expense is deferred.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

     Net revenue increased $9.6 million, or 3.9%, to $256.3 million for the six months ended March 31, 2003, the first six months of our fiscal year 2003, from $246.7 million for the six months ended March 31, 2002, the first six months of our fiscal year 2002. The $9.6 million increase in net revenue resulted from a $19.2 million increase generated by our hospital division, offset in part by an $8.9 million decrease in our diagnostic services division and a $700,000 decrease in our corporate and other division.

     The $19.2 million increase in our hospital division’s net revenue was primarily attributable to the opening of Harlingen Medical Center on October 2, 2002 and the opening of Louisiana Heart Hospital on February 28, 2003. Harlingen Medical Center and Louisiana Heart Hospital generated $17.5 million and $200,000, respectively, of the $19.2 million increase in our hospital division’s net revenue during the first six months of fiscal 2003. The $8.9 million decrease in our diagnostic services division was primarily the result of the $9.7 million of net revenue representing management fees that we recognized in the second quarter of fiscal 2002 as a result of the favorable settlement of the Sun City Cardiac Center billing dispute. Excluding the effect of this favorable settlement, our diagnostic services division generated an $800,000 increase in net revenue for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. This $800,000 increase was primarily due to the increase in net revenue generated by new diagnostic and therapeutic businesses developed in the division since the first six months of our fiscal 2002, offset in part by a decrease in net revenues in our mobile cardiac catheterization laboratories due to a decline in the number of procedures performed during the first six months of fiscal 2003 compared to the first six months of fiscal 2002. The $700,000 decrease in our corporate and other division’s net revenue was primarily due to the expiration of a management contract in our cardiology consulting and management operations during the first six months of fiscal 2002.

     On a same facility basis in our hospital division, net revenue increased $1.5 million to $203.8 million for the first six months of fiscal 2003 from $202.3 million for the first six months of fiscal 2002. Admissions decreased 8.8% and adjusted admissions declined 6.2%. These operating measures reflect the impact of certain factors at three of our hospitals. The first was lower patient volume at our Bakersfield Heart Hospital due to the transition associated with the reopening of the hospital’s emergency department during the second quarter of fiscal 2003. The second factor impacting our same facility operating measures was a reduction in available beds during the first four months of fiscal 2003 at one of our hospitals due to repairs. These repairs resulted in 20 fewer beds being available at this hospital during the first four months of fiscal 2003 compared to the first four months of fiscal 2002. All of these beds were back in service as of the end of January 2003, as the repairs were mostly completed. The third factor impacting our same facility operating measures was lower impatient volumes and net revenue in our Tucson Heart Hospital during the second quarter of fiscal 2003 due to: (i) an increase in emergency room capacity in the market by competitors; (ii) an increase in the number of patients using the hospital’s outpatient services; (iii) in our opinion, a reduction in the number of winter visitors that would be in the market for healthcare, which we believe is related to the poor economy, and (iv) a mild flu season in the market. On a same facility basis, excluding the impact of these three hospitals, admissions increased 4.4% while adjusted admissions increased 5.1% for the first six months of fiscal 2003 compared to the first six months of fiscal 2002.

     Also on a same facility basis, inpatient catheterization procedures decreased 1.5% while inpatient surgical procedures increased 3.7% for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. Average length of stay in our same facility hospitals decreased 4.4 % to 3.67 days for the first six months of fiscal 2003 compared to 3.84 days for the first six months of fiscal 2002.

     Personnel expense increased $14.0 million, or 20.2%, to $83.2 million for the first six months of fiscal 2003 from $69.2 million for the first six months of fiscal 2002. The $14.0 million increase was primarily incurred by our hospital division and included $9.7 million that was attributable to the increase resulting from the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the first six months of fiscal 2003. The remaining $4.3 million increase was primarily due to higher wage rates and benefit costs, offset in part by a decrease in the use of contract nurses in our same facility hospitals and a decrease in staffing in our Bakersfield Heart Hospital related to the decline in admissions and procedures performed in that hospital during the first six months of fiscal 2003 compared to the first six months of fiscal 2002. As a percentage of net revenue, personnel expense increased to 32.5% for the first six months of fiscal 2003 from 28.1% for the first six months of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from the first six months of fiscal 2003 and excluding the $9.7 million of net revenue resulting from the Sun City settlement during the second quarter of fiscal 2002, personnel expense represented 30.8% of net revenue for the first six months of fiscal 2003 compared to 29.2% for the first six months of fiscal 2002.

     Medical supplies expense increased $6.2 million, or 11.4%, to $60.6 million for the first six months of fiscal 2003 from $54.4 million for the first six months of fiscal 2002. This $6.2 million increase was primarily incurred by our hospital division, and included an increase of $2.6 million attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the first six months of fiscal 2003. The remaining increase of $3.6 million in our same facility hospitals was primarily due to changes in case mix between catheterization and surgical procedures among our individual hospitals, and includes an increase in defibrillator utilization that occurred during the second quarter of fiscal 2003. Surgical procedures typically involve higher cost medical devices and supplies than catheterization procedures, which makes our medical supplies expense sensitive to changes in case mix of procedures at each of our individual hospitals. As a percentage of net revenue, medical supplies expense increased to 23.6% for the first six months of fiscal 2003 from 22.0% for the first six months of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital and excluding the $9.7 million of net revenue resulting from the Sun City settlement during the second quarter of fiscal 2002, medical expense represented 24.3% of net revenue for the first six months of fiscal 2003 compared to 23.0% for the first six months of fiscal 2002. We expect our medical supplies expense to increase as new technologies, such as drug-eluting stents, are introduced into the cardiovascular care market and as we experience increased utilization of AICD and pacemaker procedures that use high-cost devices. The amount of increase in our medical supplies expense, and the relationship to net revenue, in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific technology by physicians in providing patient care, as well as any changes in reimbursement amounts we may receive from Medicare and other payors. Also as previously discussed, we expect our medical supplies expense in future periods will remain sensitive to changes in case mix of procedures at our hospitals.

     Bad debt expense decreased $2.5 million, or 19.8%, to $10.1 million for the first six months of fiscal 2003 from $12.6 million for the first six months of fiscal 2002. This $2.5 million decrease was primarily due to the continued improvement in the receivables collection procedures and the decline in our hospital division’s days of net revenue in accounts receivable, offset in part by the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the first six months of fiscal 2003. As of March 31, 2003, our hospital division’s days of net revenue in accounts receivable, based on the first six months of net revenue, were 58 days compared to 66 days as of March 31, 2002. We attribute this decline in days and the decline in bad debt expense in our same facility hospitals to the receivables collection procedures and other processes we implemented in our business offices during fiscal 2002, combined with the decline in aged receivables that resulted from the settlements of the billing disputes with the managed care providers in our Bakersfield Heart Hospital during fiscal 2002. As a percentage of net revenue, bad debt expense decreased to 4.0% for the first six months of fiscal 2003 from 5.1% for the first six months of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from the first six months of fiscal 2003 and excluding the $9.7 million of net revenue resulting from the Sun City settlement during the second quarter of fiscal 2002, bad debt expense represented 3.9% of net revenue for the first six months of fiscal 2003 compared to 5.3% for the first six months of fiscal 2002.

     Other operating expenses increased $9.1 million, or 16.9%, to $62.8 million for the first six months of fiscal 2003 from $53.7 million for the first six months of fiscal 2002. Other operating expenses include primarily maintenance, rent, property taxes, insurance, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $9.1 million increase in other operating expenses, our hospital division generated a $9.3 million increase and our diagnostic services division generated a $200,000 increase, which were partially offset by a $400,000 decrease in our corporate and other division. The $9.3 million increase in our hospital division’s other operating expenses included a $6.4 million increase attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the first six months of fiscal 2003. The remaining $2.9 million increase in our hospital division’s other operating expenses was primarily due to an overall increase in our insurance costs and an increase in the maintenance expense at some of our same facility hospitals, as previously discussed.

     The $200,000 increase in our diagnostic services division’s other operating expenses was primarily due to the increase in insurance costs and net revenue growth in the divisions operations, as previously discussed, offset in part by a decrease in legal expenses during the first six months of fiscal 2003 compared to the first six months of fiscal 2002. The decrease in the diagnostic services division’s legal expenses was attributable to an unusually high amount of legal expenses incurred during the first six months of fiscal 2002 relating to the Sun City Cardiac Center billing dispute. The remaining $400,000 decrease in other operating expenses that occurred in our corporate and other division was primarily due to the decrease in the expenses of our cardiology consulting and management operations consistent with its decline in operations for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. As a percentage of net revenue, other operating expenses increased to 24.5% for the first six months of fiscal 2003 from 21.8% for the first six months of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from the first six months of fiscal 2003 and excluding the $9.7 million of net revenue and $1.1 million of legal expenses resulting from the Sun City settlement during the first six months of fiscal 2002, other operating expense represented 23.6% of net revenue for the first six months of fiscal 2003 compared to 22.2% for the first six months of fiscal 2002.

     Pre-opening expenses increased $3.1 million to $5.2 million for the first six months of fiscal 2003 from $2.1 million for the first six months of fiscal 2002. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of March 31, 2003, we had three hospitals under development, including The Heart Hospital of Milwaukee, TexSAn Heart Hospital, and Heart Hospital of Lafayette. These three new hospitals are expected to open during October 2003 (Milwaukee) and the winter of 2003/2004 (San Antonio and Lafayette). We expect pre-opening expenses to increase during fiscal 2003 compared to fiscal 2002 due to the increase in development activity related to the three hospitals currently under development and others that we may begin to develop during fiscal 2003.

     Depreciation increased $1.7 million, or 9.6%, to $19.4 million for the first six months of fiscal 2003 from $17.7 million for the first six months of fiscal 2002. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of Harlingen Medical Center and Louisiana Heart Hospital, offset in part by a decrease related to equipment that became fully depreciated since the second quarter of fiscal 2002 at one of our older hospitals. We expect depreciation expense to be higher for future periods in fiscal 2003 compared to fiscal 2002 due to the opening of Harlingen Medical Center and Louisiana Heart Hospital.

     Amortization decreased $656,000, or 42.9%, to $874,000 for the first six months of fiscal 2003 from $1.5 million for the first six months of fiscal 2002. This decrease was primarily due to the write-off of other intangible assets in connection with the settlement and expiration of a management contract in our cardiology consulting and management operations during fiscal 2002.

     During the first six months of fiscal 2002, we recognized a $1.2 million gain on the settlement of a management contract in our cardiology consulting and management contract that occurred in December 2001. This gain is included in gain on sale of property, equipment and other assets in our consolidated financial statements.

     Interest expense increased by $409,000, or 3.3%, to $12.4 million for the first six months of fiscal 2003 from $12.0 million for the first six months of fiscal 2002. This increase in interest expense was primarily due to the operations of Harlingen Medical Center and Louisiana Heart Hospital offset in part by a decrease in interest expense of our same facility hospitals resulting from a decrease in outstanding debt through scheduled principal payment reductions and lower interest rates on our variable rate debt during the first six months of fiscal 2003 compared to the first six months of fiscal 2002. In addition, we capitalized approximately $694,000 of interest expense as part of the capitalized construction costs of our hospitals under development, which was not included in interest expense recognized for the first six months of fiscal 2003. Interest income decreased to $790,000 for the first six months of fiscal 2003 from $1.2 million for the first six months of fiscal 2002, which was primarily due to the decline in interest rates on our variable rate short-term investments, which are included in cash and cash equivalents in our consolidated balance sheets. We expect the total amount of our outstanding indebtedness will increase in future periods as a result of the debt we will incur to finance the development of additional hospitals, including those currently under development. Accordingly, we expect our interest expense to increase in future periods consistent with the increase in our indebtedness and changes in market interest rates.

     Equity in earnings of unconsolidated affiliates increased to $1.8 million for the first six months of fiscal 2003 from $1.7 million for the first six months of fiscal 2002, which was primarily due to improved operating results from our unconsolidated affiliate hospital. We have only one hospital in which we hold less than a 50.0% equity interest that we were required to account for as an equity investment during the second quarters of fiscal 2003 and fiscal 2002. This hospital commenced operations in March 2001. We also hold a small number of additional equity investments, primarily in our diagnostic services division.

     Earnings allocated to minority interests decreased $5.3 million, or 66.3%, to $2.7 million for the first six months of fiscal 2003 from $8.0 million for the first six months of fiscal 2002. Excluding the effect of the $3.3 million allocated to minority interests during the second quarter of fiscal 2002 resulting from the Sun City settlement, earnings allocated to minority interests decreased $2.0 million for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. This $2.0 million decrease was primarily due to the losses allocated to minority interest in Harlingen Medical Center and Louisiana Heart Hospital and losses allocated in our hospitals under development resulting from the increase in pre-opening expenses at those hospitals. These increased loss allocations were offset in part by an increase in minority interest in the earnings of one of our hospitals in which we recognized a disproportionate share of the profits during the first six months of fiscal 2002 compared to our pro rata share during the first six months of fiscal 2003 and by improved operating results in our same facility hospitals and in certain joint ventures in our diagnostic services division. During the first six months of fiscal 2003, our reported earnings allocated to minority interests of $2.7 million would have been an earnings allocation of $394,000 had we not recognized disproportionate allocations at our hospitals (see discussion and analysis of the results of operations for the three months ended March 31, 2003 for a more detail discussion of disproportionate allocations). Therefore, our reported income before income taxes of $1.6 million would have been $3.9 million.

     Income tax expense increased to $652,000 for the first six months of fiscal 2003 from $124,000 for the first six months of fiscal 2002. Because we continue to have federal and state net operating loss carryforwards available from prior periods to offset our current tax liability, we have no material current income tax liability and the majority of our income tax expense is deferred.

Liquidity and Capital Resources

     Working Capital and Cash Flow Activities

     Our consolidated working capital was $65.9 million at March 31, 2003 and $97.8 million at September 30, 2002. The decrease of $31.9 million in working capital resulted primarily from a decrease in cash and cash equivalents combined with increases in accounts payable, accrued compensation and benefits, accrued construction and developments costs and current portion of long-term debt, offset in part by increases in accounts receivable, net, medical supplies and prepaid expenses and other current assets and a decrease in short-term borrowings. The increase in accounts receivable, net, was partially due to the opening and the subsequent operating activities of Harlingen Medical Center. We expect our working capital to fluctuate as our hospitals under development progress through the development period and ramp-up period. Specifically, we expect our working capital to decrease as accounts payable and accrued liabilities increase as each hospital nears its opening and working capital to increase subsequent to each hospital’s opening as accounts receivable, net, increase from its operating activities.

     The decrease in cash and cash equivalents primarily resulted from the repayment of a working capital loan at Heart Hospital of New Mexico, distributions to minority partners at one of our hospitals and capital expenditures principally related to Harlingen Medical Center, Louisiana Heart Hospital and our three hospitals under development. These decreases to cash and cash equivalents were partially offset by cash flows provided by operations, proceeds from borrowings under our real estate mortgage and equipment loans to fund the capital expenditures for Harlingen Medical Center, Louisiana Heart Hospital and our three hospitals under development, as well as a net decrease in investments in and advances to our unconsolidated affiliate hospital.

     The increase in accounts payable was primarily due to an increase at Louisiana Heart Hospital during March 2003, its first full month of operations. The increase in accrued compensation and benefits was primarily due to the timing of our payroll cycles, which resulted in an increase in the number of payroll days accrued as of March 31, 2003 compared to the number of payroll days accrued as of September 30, 2002. The increase in accrued construction and development costs resulted from increased receipts of equipment not yet financed with borrowings under equipment notes payable at March 31, 2003 at Louisiana Heart Hospital and increased construction activity at our three hospitals remaining under development offset in part by the financing of equipment purchases that were accrued at September 30, 2002 with borrowings under equipment notes payable during the first six months of fiscal 2003 at Harlingen Medical Center.

     The increase in current portion of long-term debt during the first six months of fiscal 2003 was primarily due to reclassifying $16.6 million and $8.9 million of long-term debt to current portion of long-term debt at Tucson Heart Hospital and Bakersfield Heart Hospital, respectively. As discussed below, we have not yet received a waiver from Tucson Heart Hospital’s mortgage lender for a violation of a financial ratio covenant and therefore reclassified approximately $16.6 million of long-term debt to current portion of long-term debt in our consolidated balance sheet as of March 31, 2003. Also, as discussed below, we anticipate that the amended loan terms for Bakersfield Heart Hospital will result in a principal prepayment of approximately $8.9 million during the first quarter of fiscal 2004. Because we believe this estimated prepayment will be due within the twelve-month period following March 31, 2003, we are required under accounting principles generally accepted in the United States of America, to recognize the amount as current in our consolidated balance sheet at March 31, 2003.

     The increase in accounts receivable, net, resulted from the opening of Harlingen Medical Center and Louisiana Heart Hospital during the first six months of fiscal 2003 and growth in our net revenue during the second quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002, offset in part by increased collections in our hospital division due to procedures and processes we have implemented in our business offices. The increase in medical supplies and prepaid expense and other current assets primarily resulted from the opening of Harlingen Medical Center and Louisiana Heart Hospital in October 2002 and March 2003, respectively. Repayment of a working capital loan at our Heart Hospital of New Mexico resulted in the decrease in the short-term borrowings at March 31, 2003 compared to September 30, 2002.

     Our operating activities provided net cash of $15.8 million for the first six months of fiscal 2003 compared to net cash of $31.1 million for the first six months of fiscal 2002. The $15.8 million net cash provided by operating activities for the first six months of fiscal 2003 was the result of cash flow provided by our operations and the net changes in our working capital as discussed above. The $31.1 million of net cash provided by operating activities for the first six months of fiscal 2002 was primarily the result of cash flow provided by our operations which included the favorable settlement of the Sun City Cardiac Center billing dispute, offset in part by increases in accounts receivable, net, medical supplies inventory and prepaid expenses and other current assets combined with decreases in accounts payable and other accrued liabilities.

     Our investing activities used net cash of $48.8 million for the first six months of fiscal 2003 compared to net cash used of $49.4 million for the first six months of fiscal 2002. The $48.8 million of net cash used by investing activities in first six months of fiscal 2003 was primarily due to our capital expenditures for Harlingen Medical Center, Louisiana Heart Hospital and our three hospitals under development, partially offset by a net decrease in investments in and advances to our unconsolidated affiliate hospital. The $49.4 million of net cash used by investing activities for the first six months of fiscal 2002 was primarily due to our acquisition of the increased ownership in Heart Hospital of New Mexico, our capital expenditures principally related to our hospitals under development and our acquisition of a management contract, offset in part by a net decrease in investments in and advances to our unconsolidated affiliate hospital and proceeds from the settlement of a management contract. We expect to continue to invest cash in our hospital development program in future periods.

     Our financing activities provided net cash of $19.7 million for the first six months of fiscal 2003 compared to net cash provided of $10.8 million for the first six months of fiscal 2002. The $19.7 million of net cash provided by financing activities for the first six months of fiscal 2003 was primarily the result of proceeds from the issuance of long-term debt, net of loan acquisition costs, of $43.6 million, offset in part by repayments of short term borrowings, long-term debt and capital lease obligations of $18.5 million and distributions to, net of investments by, minority partners of $5.4 million. The $10.8 million of net cash provided by financing activities for the first six months of fiscal 2002 was primarily the result of proceeds from the issuance of long-term debt, net of loan acquisition costs of $26.0 million offset in part by repayments of long-term debt and capital lease obligations of $14.6 million and distributions to, net of investments by, minority partners of $654,000. We expect to continue to obtain capital principally through proceeds from issuance of long-term debt related to our hospital development program.

     Capital Expenditures

     Expenditures for property and equipment for the first six months of fiscal years 2003 and 2002 were $50.4 million and $36.2 million, respectively. Included in the $50.4 million of capital expenditures for the first six months of fiscal 2003 were capital expenditures of $40.5 million for Harlingen Medical Center, Louisiana Heart Hospital and our three hospitals under development. Included in the $36.2 million of capital expenditures for the first six months of fiscal 2002 were capital expenditures of $27.3 million for Harlingen Medical Center, Louisiana Heart Hospital and our hospitals under development at that time. In addition, we incurred $3.6 million and $628,000 of capital lease obligations during the first six months of fiscal 2003 and first six months of fiscal 2002, respectively. We also accrued $9.3 million and $2.9 million of capital expenditures for construction and development costs related to our hospitals under development during the first six months of fiscal 2003 and 2002, respectively. We expect our capital expenditures for our hospitals under development will increase for fiscal 2003 and future periods compared to fiscal 2002 due to the increase in development activity related to the three hospitals we currently have under development and others that we may begin to develop during the remainder of this fiscal year.

     Obligations, Commitments and Availability of Financing

     At March 31, 2003, we had $333.4 million of outstanding debt, $55.8 million of which was classified as current in our consolidated balance sheet. Of the $333.4 million of outstanding debt, $322.8 million was outstanding to lenders to our hospitals and included $6.4 million outstanding under capital leases. The remaining $10.6 million of debt was outstanding under capital leases and other miscellaneous indebtedness, primarily equipment notes payable, in our diagnostic services and corporate and other divisions. No amounts were outstanding under our $100.0 million revolving credit facility at March 31, 2003. At the same date, however, we had letters of credit outstanding of $9.9 million, which reduced our availability under this facility to $90.1 million.

     In addition to the $333.4 million of outstanding debt at March 31, 2003, we had $3.5 million of a working capital note due to a hospital investor partner at one of our hospitals that will be repaid as funds are available and is included in other long-term obligations.

     In addition to the debt described above and our cash obligations under operating leases, we expect to incur additional indebtedness during fiscal 2003 and future periods as we develop new hospitals. The development and construction of the three hospitals we currently have under development in Texas, Louisiana and Wisconsin will require us to incur additional long-term debt of between $115.0 million and $125.0 million during the next 12 months. We expect approximately $52.0 million of this additional long-term debt will be mortgage debt, all of which is available from designated, but unused, commitments and remaining undesignated borrowings available under the master credit facility as of March 31, 2003. We expect the remaining approximately $69.0 million of additional long-term debt will be equipment debt primarily financed through a combination of debt and capital leases provided by lenders affiliated with the equipment vendors.

     We became a party to a new $189.6 million master credit facility in July 2001 in connection with our initial public offering. In addition to providing a source of capital to refinance approximately $79.6 million of the indebtedness of three of our existing hospitals, the master credit facility provided us with $110.0 million to finance the construction and development of new hospitals under our hospital development program. In March 2003, the master credit facility was amended to increase available borrowings by $35.0 million thereby providing a total of $145.0 million of available debt to finance our hospital development program. As of March 31, 2003, $94.6 million of the available $145.0 million had been designated, of which $75.3 million had been borrowed to finance the development of Harlingen Medical Center, Louisiana Heart Hospital and TexSAn Heart Hospital. The remaining $50.4 million of undesignated borrowings is available to finance other projects in our hospital development program. The master credit facility matures on July 27, 2006 and borrowings bear interest at LIBOR plus a margin that ranges from 2.5% to 3.5%. We are required to pay an unused commitment fee each month at a rate of 0.5%. The master credit facility includes covenants that require maintenance of certain financial ratios regarding leverage levels and debt service coverage as well as various restrictive covenants.

     In May 2002, Harlingen Medical Center obtained a debt commitment to finance its equipment. This new debt commitment allows the hospital to borrow up to $20.0 million until April 30, 2003. During this time, interest will accrue at the prime rate plus 25 basis points. After such date, amounts funded under the loan shall accrue interest at a fixed rate of interest equal to a specific Treasury Note yield, plus a margin. Upon the conversion of the loan to a fixed rate of interest, the principal amount outstanding will be repaid over a time period equal to either five or seven years, depending on the type and manufacturer of equipment originally purchased under the facility. As of March 31, 2003, Harlingen Medical Center had borrowed $9.2 million of the $20.0 million available.

     In December 2002, Louisiana Heart Hospital obtained a new debt commitment to finance its equipment. This new debt commitment allows the hospital to borrow up to $18.0 million until December 2003. During this time, interest will accrue at 90-day LIBOR plus 3.95%. After such date, amounts funded under the loan shall accrue interest at either a fixed rate equal to a specific Treasury Note yield, plus a margin, or 90-day LIBOR, plus a margin, depending on the manufacturer of the equipment originally purchased under the facility. Beginning in December 2003, the principal amount of the loan will be repaid over a six-year period. As of March 31, 2003, Louisiana Heart Hospital had borrowed $7.8 million of the $18.0 million available.

     As of March 31, 2003, the three hospitals under development, Louisiana Heart Hospital, and Harlingen Medical Center were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below (in millions):

	Amount	Amount	Amount
	Committed	Paid	Accrued

Harlingen Medical Center	$33.0	$32.8	$0.2
Louisiana Heart Hospital	$23.2	$18.5	$1.0
TexSAn Heart Hospital	$28.3	$13.4	$1.8
The Heart Hospital of Milwaukee	$15.8	$3.4	$0.6
Heart Hospital of Lafayette	$15.0	$0.9	$0.2

     Separate from our master credit facility as discussed above, our revolving credit facility provides $100.0 million in availability, $10.0 million of which is designated for short-term borrowings and $25.0 million of which is available to issue letters of credit. As of March 31, 2003, we had used $9.9 million of this availability to issue letters of credit and consequently had availability for additional borrowings of $90.1 million under the revolving credit facility, of which $15.1 million is available for additional letters of credit. The revolving credit facility matures on January 31, 2005 and borrowings under the facility bear interest at either the LIBOR or the prime rate plus various applicable margins that are based upon financial covenant ratio tests. We are required to pay an unused commitment fee each month at a rate of 0.25%. The revolving credit facility includes various restrictive covenants, including restrictions on certain types of additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, changes in our corporate structure, and fundamental changes. The covenants also require maintenance of various ratios regarding leverage levels and debt service coverage.

     We were in compliance with all covenants in the instruments governing its outstanding debt at March 31, 2003 with the exception of certain financial ratio covenants related to the real estate mortgage loan at Tucson Heart Hospital. Although we are requesting a waiver from the mortgage lender for this financial ratio covenant violation, we have not yet obtained such a waiver. Accordingly, we have reclassified approximately $16.6 million of long-term debt to current portion of long-term debt in our consolidated balance sheet as of March 31, 2003. Also, at December 31, 2002, Bakersfield Heart Hospital was not in compliance with one of its financial ratio covenants. The mortgage lender granted a waiver for the breach at December 31, 2002 and agreed to amend the terms of the loan to replace the financial ratio covenant with a minimum financial performance covenant at June 30, 2003 and September 30, 2003. Under the amended terms of the loan, the financial ratio covenant becomes effective again at December 31, 2003 and will determine the amount of a potential prepayment of the loan’s principal balance. Based on current estimates of Bakersfield Heart Hospital’s operating performance through December 31, 2003, we anticipate that a prepayment of approximately $8.9 million of the loan’s principal balance will be due on or about December 31, 2003. Accordingly, we have classified this amount of Bakersfield Heart Hospital’s mortgage debt as current in our consolidated balance sheet at March 31, 2003.

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

     We also guarantee approximately 50% of the real estate and 40% of the equipment debt of Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at March 31, 2003, and therefore do not consolidate the hospital’s results of operation and financial position. We provide such guarantee in exchange for a fee from the hospital.

     We believe that internally generated cash flows and available borrowings under our revolving credit facility of $90.1 million, together with the remaining net proceeds of our initial public offering of $62.1 million, borrowings available under the master credit facility not yet designated for a development hospital of $50.4 million, borrowings available under equipment debt commitments of $21.0 million, cash balances in our development hospitals of $2.7 million, and other long-term debt and capital leases we expect to incur will be sufficient to finance our hospital development program, other capital expenditures and our working capital requirements for the next 12 to 18 months.

     Intercompany Financing Arrangements

     MedCath Corporation uses intercompany financing arrangements to provide cash support to individual hospitals for their working capital needs, including the needs of our new hospitals during the ramp up period and any periodic or on-going needs of our other hospitals. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to MedCath Corporation on outstanding balances. These intercompany loans are subordinated to each hospital’s mortgage and equipment debt outstanding, but are senior to the equity interests of MedCath and our partners in the hospital venture. They are secured in each instance by a junior lien on the borrowing hospital’s accounts receivable. As of March 31, 2003, we held a total of $82.3 million of these intercompany notes.

     Because these intercompany notes receivable and related interest income are eliminated with the corresponding notes payable and interest expense at our consolidating hospitals in the process of preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the amounts outstanding under these notes do not appear in our consolidated financial statements or accompanying notes. Information about the aggregate amount of these notes outstanding from time to time may be helpful, however, in understanding the amount of our total investment in our hospitals. In addition, we believe investors and others will benefit from a greater understanding of the significance of the priority rights we have under these intercompany notes receivable to distributions of cash by our hospitals as funds are generated from future operations, a potential sale of a hospital, or other sources. Because these notes receivable are senior to the equity interests of MedCath and our partners in each hospital venture, in the event of a sale of a hospital, the hospital venture would be required first to pay to MedCath any balance outstanding under its intercompany note prior to distributing any of the net proceeds of the sale to any of the hospital’s equity investors as a return on their investment based on their pro rata ownership interests. Also, appropriate payments to MedCath to amortize principal balances outstanding and to pay interest due under these notes are generally made to MedCath from a hospital’s available cash flows prior to any pro rata distributions of a hospital venture’s earnings to the equity investors in the hospitals.

     The aggregate amount of these intercompany loans outstanding fluctuates from time to time depending upon our hospitals’ needs for capital resources. We intend to provide information on a quarterly basis about the aggregate amount of these intercompany loans outstanding to assist investors in better understanding the total amount of our investment in our hospitals, our claim to the future cash flows of our hospitals, and our capital structure.

Forward-Looking Statements

     Some of the statements and matters discussed in this report and its exhibits constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report and its exhibits include, among others, statements about the following:

-	demographic changes,

-	changes in medical or other technology,

-	changes in Medicare and Medicaid payment levels,

-	our ability, when appropriate, to enter into managed care provider arrangements and the terms of those arrangements,

-	our ability to successfully develop additional hospitals, open them according to plan and gain significant market share in the market,

-	the availability and terms of capital to fund our development strategy,

-	our relationships with physicians who use our hospitals,

-	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our hospitals,

-	competition from other hospitals,

-	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

-	our information systems,

-	changes in generally accepted accounting principles, and

-	liability and other claims asserted against us.

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

     An investment in our common stock involves a high degree of risk. You should consider carefully all of the information contained in this report and, in particular, the discussion of risk factors filed as Exhibit 99.1 – Risk Factors – to our Annual Report on Form 10-K filed with the SEC, before making an investment decision with respect to our common stock. A copy of this annual report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We maintain a policy for managing risk related to exposure to variability in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, which includes considering entering into derivative instruments or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. To date, we have only entered into fixed interest rate swaps, as discussed below.

     As required by their mortgage loans, three of our consolidated hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. Both the new mortgage loans and the fixed interest rate swaps mature in July 2006. At March 31, 2003, the average variable rate on the new mortgage loans was 4.17%. The fair value of the interest rate swaps at March 31, 2003 was an obligation of approximately $2.7 million, resulting in an unrealized loss, net of income taxes, of $55,000 for the six months ended March 31, 2003. This unrealized loss is included in comprehensive income in our consolidated statement of stockholders’ equity in accordance with accounting principles generally accepted in the United States.

     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations March 31, 2003 included approximately $155.0 million of variable rate debt at an approximate average interest rate of 4.72%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $711,000 for the six months ended March 31, 2003.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c)	On July 27, 2001, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. All 6,000,000 shares of common stock offered in the final prospectus were sold at a price of $25.00 per share for gross proceeds of $150.0 million. The net proceeds that we received from the offering after deducting the underwriting discounts and commissions and the other offering expenses were approximately $137.0 million. During the second quarter of fiscal year 2003, there were no changes in the application of the net proceeds from the offering previously disclosed in our Form 10-Q for the quarterly period ended December 31, 2002, our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, our Forms 10-Q for the quarterly periods ended June 30, 2002, March 31, 2002 and December 31, 2001, our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and our Form 10-Q for the quarterly period ended June 30, 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s annual meeting of stockholders was held on March 5, 2003. The stockholders elected all of the nominees for Class II Director. The stockholders also ratified the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 2003. The votes cast on these proposals were as follows:

1.	Election of Class II Directors:	For	Withheld
	Stephen R. Puckett	15,457,412	1,178,017
	John Casey	16,602,381	33,048
	Ruth G. Shaw	16,571,601	63,828

2.     Ratification of selection of Deloitte & Touche LLP as independent auditors for fiscal year ending September 30, 2003:

For:	16,599,032
Against:	32,164
Abstain:	4,233

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

     Exhibit No. Description

Exhibit
No.	Description

10.1	Fourth Amendment to the Operating Agreement of Heart Hospital of Lafayette, LLC as of February 7, 2003.

10.2	The First Amendment to Commitment Agreement, dated as of March 28, 2003, by and among MedCath Incorporated, a North Carolina corporation, the Lenders party to this Commitment Agreement, Bank of America, N.A., as Administrative Agent for the Lenders, Deutsche Bank Trust Company Americas, as Syndication Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent for the Lenders.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCATH CORPORATION

Dated: May [15], 2003	By:	/s/DAVID CRANE

David Crane President, Chief Executive Officer and Director (principal executive officer)

	By:	/s/JAMES E. HARRIS

James E. Harris Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/DAVID W. PERRY

David W. Perry Vice President and Chief Accounting Officer (principal accounting officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David Crane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MedCath Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May  [15], 2003

/s/DAVID CRANE David Crane President, Chief Executive Officer and Director (principal executive officer)

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

Date: May [15], 2003

/s/JAMES E. HARRIS James E. Harris Executive Vice President and Chief Financial Officer (principal financial officer)