Form 10-Q
period 2003-06-30
MEDCATH CORP
filed 2003-08-14
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

Commission File Number 000-33009

____________________

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of July 31, 2003, there were 17,942,620 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	September 30,
	2003	2002

	(Unaudited)
Current assets:
Cash and cash equivalents	$111,075	$118,768
Accounts receivable, net	79,308	70,890
Medical supplies	16,795	13,566
Due from affiliates	26	20
Deferred income tax assets	2,256	1,977
Prepaid expenses and other current assets	13,487	8,112

Total current assets	222,947	213,333
Property and equipment, net	416,128	368,424
Investments in and advances to affiliates, net	4,935	3,234
Goodwill, net	133,482	132,168
Other intangible assets, net	17,787	19,280
Other assets	4,492	4,602

Total assets	$799,771	$741,041

Current liabilities:
Short-term borrowings	$—	$4,500
Accounts payable	38,117	31,708
Income tax payable	543	609
Accrued compensation and benefits	18,548	15,806
Accrued property taxes	3,064	3,090
Accrued construction and development costs	25,825	24,317
Other accrued liabilities	10,630	7,241
Current portion of long-term debt and obligations under capital leases	43,231	28,237

Total current liabilities	139,958	115,508
Long-term debt	291,714	261,009
Obligations under capital leases	11,765	10,447
Deferred income tax liabilities	3,663	2,194
Other long-term obligations	7,094	5,818

Total liabilities	454,194	394,976
Minority interest in equity of consolidated subsidiaries	18,727	20,375

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 share authorized; none issued.
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,011,520 issued and 17,942,620 outstanding at June 30, 2003 and 18,011,520 issued and outstanding at September 30, 2002.	180	180
Paid-in capital	357,707	357,707
Accumulated deficit	(29,030)	(30,786)
Accumulated other comprehensive loss	(1,613)	(1,411)
Treasury stock, at cost, 68,900 shares held at June 30, 2003	(394)	—

Total stockholders’ equity	326,850	325,690

Total liabilities, minority interest, and stockholders’ equity	$799,771	$741,041

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net revenue	$142,343	$120,483	$398,631	$367,164
Operating expenses:
Personnel expense	43,693	35,368	126,845	104,607
Medical supplies expense	37,722	28,591	98,286	82,972
Bad debt expense	6,448	5,095	16,585	17,721
Other operating expenses	32,924	28,173	95,747	81,893
Pre-opening expenses	1,854	1,969	7,049	4,112
Depreciation	10,734	8,734	30,121	26,385
Amortization	282	530	1,156	2,060
Loss (gain) on disposal of property, equipment and other assets	6	76	94	(992)

Total operating expenses	133,663	108,536	375,883	318,758

Income from operations	8,680	11,947	22,748	48,406
Other income (expenses):
Interest expense	(6,456)	(5,723)	(18,904)	(17,763)
Interest income	312	560	1,103	1,774
Other income, net	93	22	196	66
Equity in net earnings of unconsolidated affiliates	1,075	704	2,893	2,414

Total other expenses, net	(4,976)	(4,437)	(14,712)	(13,509)

Income before minority interest and income taxes	3,704	7,510	8,036	34,897
Minority interest share of earnings of consolidated subsidiaries	(2,288)	(1,255)	(4,990)	(9,220)

Income before income taxes	1,416	6,255	3,046	25,677
Income tax expense	(638)	(2,598)	(1,290)	(2,722)

Net income	$778	$3,657	$1,756	$22,955

Earnings per share, basic and diluted	$0.04	$0.20	$0.10	$1.27

Weighted average number of shares, basic	17,990	18,012	18,004	18,012
Dilutive effect of stock options	11	107	52	110

Weighted average number of shares, diluted	18,001	18,119	18,056	18,122

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
	Common Stock				Other	Treasury Stock
			Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Total

Balance, September 30, 2002	18,012	$180	$357,707	$(30,786)	$(1,411)	—	$—	$325,690
Purchase of treasury stock	(69)	—	—	—	—	69	(394)	(394)
Comprehensive income:
Net income	—	—	—	1,756	—	—	—	1,756
Change in fair value of interest rate swaps, net of income tax benefit	—	—	—	—	(202)	—	—	(202)

Total comprehensive income								1,554

Balance, June 30, 2003	17,943	$180	$357,707	$(29,030)	$(1,613)	69	$(394)	$326,850

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,

	2003	2002

Net income	$1,756	$22,955
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	16,585	17,721
Depreciation and amortization expense	31,277	28,445
Loss (gain) on disposal of property, equipment and other assets	94	(992)
Amortization of loan acquisition costs	1,088	956
Equity in net earnings of unconsolidated affiliates	(2,893)	(2,414)
Minority interest share of earnings of consolidated subsidiaries	4,990	9,220
Deferred income taxes	622	2,480
Change in assets and liabilities that relate to operations:
Accounts receivable, net	(25,003)	(18,956)
Medical supplies	(3,229)	(3,717)
Due from affiliates	(6)	5
Prepaid expenses and other current assets	(5,444)	(2,412)
Other assets	(177)	(117)
Accounts payable and accrued liabilities	12,448	(2,849)

Net cash provided by operating activities	32,108	50,325

Investing activities:
Purchases of property and equipment	(72,145)	(51,462)
Proceeds from sale of property and equipment	687	259
Loans under management agreement	—	(47)
Repayments of loans under management agreement	125	420
Acquisition of management contracts	—	(1,514)
Proceeds from settlement of management contract	—	1,825
Investments in and advances to affiliates, net	939	4,818
Cash acquired upon consolidation of equity method investee	—	151
Acquisition of increased ownership in hospital	(811)	(17,377)
Other investing activities	183	133

Net cash used in investing activities	(71,022)	(62,794)

Financing activities:
Net borrowings (repayments) of short-term debt	(4,500)	1,500
Proceeds from issuance of long-term debt	64,079	38,160
Repayments of long-term debt	(18,205)	(19,874)
Repayments of obligations under capital leases	(2,419)	(1,497)
Payment of loan acquisition costs	(968)	(730)
Investments by minority partners	646	6,259
Distributions to minority partners	(7,018)	(7,951)
Purchase of common stock for treasury	(394)	—

Net cash provided by financing activities	31,221	15,867

Net (decrease) increase in cash and cash equivalents	(7,693)	3,398
Cash and cash equivalents:
Beginning of period	118,768	114,357

End of period	$111,075	$117,755

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$4,503	$628
Capital expenditures included in accrued construction and development costs	1,508	9,406
Notes received from minority interest in development hospitals	—	837

See notes to consolidated financial statements.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share)

1.   Business and Organization

     MedCath Corporation (the Company) primarily focuses on the diagnosis and treatment of cardiovascular disease. The Company designs, develops, owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s hospitals (collectively, the Hospital Division) is licensed as a freestanding, licensed general acute care hospital that includes an emergency department, pharmacy, clinical laboratory, radiology department, cardiac catheterization laboratories and operating rooms and is capable of providing a full complement of health services, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of June 30, 2003, the Company owned and operated ten hospitals, together with its physician partners, who own an equity interest in the hospital where they practice. The Company accounts for all but one of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Heart Hospital of South Dakota and does not have substantive control over the hospital, and therefore is unable to consolidate the hospital’s results of operations and financial position, but rather is required to account for its minority ownership interest in the hospital as an equity investment. The Company’s ten existing hospitals have a total of 635 licensed beds, of which 540 were staffed and available as of June 30, 2003. These hospitals are located in Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota and Texas. The Company is currently in the process of developing three hospitals, which include a hospital located in the city of Glendale, near Milwaukee, Wisconsin, a hospital located in Lafayette, Louisiana and a hospital located in San Antonio, Texas. In addition to its hospitals, the Company provides cardiovascular care services in diagnostic and therapeutic facilities in various locations and through mobile cardiac catheterization laboratories (the Diagnostics Division). The Company also provides consulting and management services (CCM) tailored primarily to cardiologists and cardiovascular surgeons, which is included in the corporate and other division.

2.   Summary of Significant Accounting Policies

     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of June 30, 2003 and for the three months and nine months ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months and nine months ended June 30, 2003 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2003 or future fiscal periods.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

     Pre-opening Expenses – Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred. The Company recognized pre-opening expenses of approximately $1.9 million and $2.0 million during the three months ended June 30, 2003 and 2002, respectively, and $7.0 million and $4.1 million during the nine months ended June 30, 2003 and 2002, respectively.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Stock-Based Compensation – At June 30, 2003, the Company has two stock-based compensation plans, including a stock option plan under which it may grant incentive stock options and nonqualified stock options to officers and other key employees and an outside director’s stock option plan under which it may grant nonqualified stock options to nonemployee directors. The Company accounts for stock options under both of these plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is determined based on the intrinsic value of the equity instrument award. No stock-based employee compensation cost is reflected in net income for the three months and nine months ended June 30, 2003 and 2002, as all options granted during those periods under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock at the date of grant. If the Company had applied the fair value recognition provisions of SFAS No. 123 to account for its stock option plans, then the Company’s net income and earnings per share for the three months and nine months ended June 30, 2003 and 2002 would have been as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$778	$3,657	$1,756	$22,955
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	414	692	1,361	2,007

Pro forma net income	$364	$2,965	$395	$20,948

Earnings per share, basic:
As reported	$0.04	$0.20	$0.10	$1.27
Pro forma	$0.02	$0.16	$0.02	$1.16
Earnings per share, diluted:
As reported	$0.04	$0.20	$0.10	$1.27
Pro forma	$0.02	$0.16	$0.02	$1.16

     Accounting Changes – Effective October 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement (i) superceded SFAS No. 121, although it retained most of the basic requirements of SFAS No. 121 regarding long-lived assets to be held and used; (ii) resolved some implementation issues related to SFAS No. 121; and (iii) superceded the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business to establish a single accounting model, based on the framework of SFAS No. 121, for long-lived assets to be disposed of by sale. This Statement also amended ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company’s adoption and application of SFAS No. 144 did not have any impact on its financial position and results of operations as of and for the three months and nine months ended June 30, 2003.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Other than the provisions related to the rescission of SFAS No. 4, the Company adopted and applied the provision of this Statement for transactions occurring and financial statements issued after May 15, 2002, as required by the Statement. The Company adopted the provisions related to the rescission of SFAS No. 4, which change the accounting for the classification of gains or losses from extinguishment of debt, effective October 1, 2002, also as required by the Statement. The Company’s adoption and application of these remaining provisions of SFAS No. 145 did not have any impact on its financial position and results of operations as of and for the three months and nine months ended June 30, 2003.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN No. 34. The objective of FIN No. 45 is to record the fair value of a guarantee at

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

inception and require disclosure of all such guarantees in interim and annual financial statements. The initial recognition and initial fair value measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption and application of FIN No. 45 did not have any material impact on the Company’s financial position and results of operations as of and for the three months and nine months ended June 30, 2003. See Note 5 for disclosures regarding the Company’s guarantees as required by FIN No. 45.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The transition provisions of this Statement were effective for the Company beginning December 15, 2002, but did not have any significant impact on the Company’s financial position and results of operations for the three months and nine months ended June 30, 2003 as the Company continued to account for its stock options in accordance with APB No. 25. The Company elected to early adopt the remaining disclosure requirements of this Statement, which are provided above for the three months and nine months ended June 30, 2003.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and it establishes that fair value is the objective for initial measurement of the liability. This Statement nullifies Emerging Issues Task Force Issue (EITF) No. 94-3. Under the previous guidance of EITF No. 94-3, a liability for certain exit costs, as defined in that Issue, was recognized at the date of an entity’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. As of and for the six months ended June 30, 2003, the Company was not engaged in any exit or disposal activities.

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

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for and definition of derivative instruments and hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and should generally be applied prospectively. The Company does not expect the adoption and application of SFAS No. 149 will have a significant impact on its financial position, results of operation and cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, for all other instruments. As of June 30, 2003, the Company does not have any financial instruments outstanding that are subject to SFAS No. 150, and therefore does not expect the adoption and application of SFAS No. 150 will have a significant impact on its financial position, results of operation and cash flows.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

     During the three months ended June 30, 2003, the Company restructured one of its two physician management contracts in its CCM operations. In connection with this contract change, the Company determined it was necessary and appropriate under SFAS No. 142 to extend the useful lives of its intangible assets related to its physician management contracts. As of June 30, 2003, the remaining useful lives for these intangible assets was 45 months.

4.   Business Development and Changes in Operations

     Acquisitions During the Nine Months Ended June 30, 2003 – Effective April 1, 2003, the Company acquired an additional 3% ownership interest in Heart Hospital of New Mexico from its hospital investor partner for $800,000. As a result of this transaction, the hospital investor partner no longer holds any ownership interest in Heart Hospital of New Mexico, and the Company’s ownership interest increased from 69.0% to 72.0%, with the physician investors owning the remaining 28.0%.

     New Hospital Development – On February 28, 2003, the Company opened Louisiana Heart Hospital in St. Tammany Parish just north of New Orleans, Louisiana. This hospital focuses primarily on cardiovascular care. On March 27, 2003, Louisiana Heart Hospital received its Medicare certification. Louisiana Heart Hospital is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital.

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

     In February 2002, the Company announced a venture to develop and construct the Heart Hospital of Lafayette, which will be located in Lafayette, Louisiana. Heart Hospital of Lafayette is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiaries, owns a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive control over the hospital. Construction of Heart Hospital of Lafayette began in December 2002 and the hospital is expected to open in the first calendar quarter of 2004.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     In January 2002, the Company announced a venture to develop and construct The Heart Hospital of Milwaukee, which will be located in the city of Glendale, near Milwaukee, Wisconsin. The Heart Hospital of Milwaukee is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiaries, owns a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive control over the hospital. Construction of The Heart Hospital of Milwaukee began in August 2002 and the hospital is expected to open during October 2003.

     In October 2001, the Company announced a venture to develop and construct TexSAn Heart Hospital, which will be located in San Antonio, Texas. TexSAn Heart Hospital is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiaries, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital. Construction of TexSAn Heart Hospital began in June 2002. Due to the need to repair damages from a fire that occurred in March 2003, the Company expects TexSAn Heart Hospital’s original opening date of October 2003 to be delayed until the first calendar quarter of 2004. The Company believes it is adequately insured for the majority of the property damages.

     As of June 30, 2003, the three hospitals the Company is developing and Louisiana Heart Hospital were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below:

	Amount	Amount	Amount
	Committed	Paid	Accrued

Louisiana Heart Hospital	$21,861	$20,523	$1,027
TexSAn Heart Hospital	$26,875	$19,347	$4,396
The Heart Hospital of Milwaukee	$15,401	$9,840	$2,607
Heart Hospital of Lafayette	$13,147	$5,360	$2,204

     For the three months and nine months ended June 30, 2003, the Company capitalized approximately $257,000 and $951,000, respectively, of interest expense as part of the capitalized costs of its hospitals under development during those periods.

     Diagnostic and Therapeutic Facilities Development – In April 2003, the Company opened a new nuclear testing facility in Fairfax, Virginia. The Company owns 100% of this nuclear testing facility, which provides testing services to various cardiologists in that market.

     In November 2002, the Company opened a new nuclear testing facility in Philadelphia, Pennsylvania. The Company owns 100% of this nuclear testing facility, which has a professional services agreement with various cardiologists in that market.

     In addition, during the nine months ended June 30, 2003, the Company entered into management services agreements with four hospitals to manage their cardiac catheterization laboratories.

     Closure of Diagnostic and Therapeutic Facilities – During June 2003, the Company’s hospital partner in the Gaston Cardiology Services Diagnostic Center exercised the early termination option under the partnership agreement, which provides for an effective date of termination in November 2003.

     Effective October 2002, the Company exercised its option to terminate early the management agreement for Wake Heart Cardiac Diagnostic Center due to the center’s operations not meeting the Company’s objectives.

5.   Short Term Borrowings and Long-Term Debt

     Short-term borrowings at September 30, 2002 consist of amounts outstanding under a commercial revolving note at one of the Company’s hospitals. No amounts were outstanding under this revolving note at June 30, 2003. This revolving note provides up to $10.0 million of total available borrowings, expires on August 30, 2003, and bears interest at the bank’s prime rate plus 0.25% (4.25% at June 30, 2003). The revolving note is renewable annually at the

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

lender’s discretion and is secured by the hospital’s patient accounts receivable. Available borrowings under the revolving note are based on a formula of the hospital’s eligible patient accounts receivable.

     Long-term debt consists of the following:

	June 30,	September 30,
	2003	2002

Master credit facility and bank mortgage loans	$163,972	$120,809
Pre-existing bank mortgage loan	20,821	22,298
Real estate investment trust (REIT) loans	75,719	76,512
Revolving credit facility	—	—
Notes payable to various lenders	66,257	62,270
Other	4,710	4,653

	331,479	286,542
Less current portion	(39,765)	(25,533)

Long-term debt	$291,714	$261,009

     Master Credit Facility and Bank Mortgage Loans – In July 2001, the Company became a party to a $189.6 million master credit facility (the Master Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the real estate indebtedness of three of the Company’s existing hospitals and provided the Company with $110.0 million of available debt capital to finance its hospital development program. In March 2003, the Master Credit Facility was amended to increase available borrowings by $35.0 million thereby providing a total of $145.0 million of available debt to finance its hospital development program.

     As of June 30, 2003, $111.9 million of the $145.0 million available to finance the Company’s hospital development program had been designated to finance the development of Harlingen Medical Center, Louisiana Heart Hospital, TexSAn Heart Hospital and The Heart Hospital of Milwaukee (see Note 4). Of this $111.9 million of designated financing, $92.0 million had been borrowed as of June 30, 2003. Of the $33.1 million of undesignated financing as of June 2003, the Company anticipates designating approximately $15.0 million to $16.0 million to finance the development of Heart Hospital of Lafayette. The Company anticipates the remaining $17.1 million to $18.1 million of undesignated funds will remain available to finance other future projects in the Company’s hospital development program.

     Each loan under the Master Credit Facility is separately documented and secured by the assets of the borrowing hospital only. Each loan under the Master Credit Facility amortizes based on a 20-year term, matures on July 27, 2006, and accrues interest at variable rates on either a defined base rate plus an applicable margin, or Eurodollar Rate (LIBOR) plus an applicable margin. The weighted average interest rate for the loans under the Master Credit Facility was 4.65% and 5.02% at June 30, 2003 and September 30, 2002, respectively. The Company is required to pay a monthly unused commitment fee at a rate of 0.5%.

     In accordance with the related hospital operating agreements and as required by the lenders, the Company has guaranteed 100% of the obligations of its subsidiary hospitals for bank mortgage loans made under the Master Credit Facility and REIT loans and 71% of the obligation for another bank mortgage loan at June 30, 2003. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals failing to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     Notes Payable – The Company has acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

payable to equipment lenders collateralized by the related equipment. Amounts borrowed under these notes are payable in monthly installments of principal and interest over 4 to 7 year terms. Interest is at fixed and variable rates ranging from 4.07% to 9.84%. The Company has guaranteed between 50% and 100% of certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan. At June 30, 2003, the total amount of notes payable was approximately $66.0 million, of which $39.0 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     In December 2002, Louisiana Heart Hospital, which opened February 28, 2003, obtained a debt commitment to finance its equipment that allows the hospital to borrow up to $18.0 million. Until December 2003, interest on borrowings made under this commitment will accrue at 90-day LIBOR plus 3.95%. After such date, amounts funded under the loan shall accrue interest at either a fixed rate equal to a specific Treasury Note yield, plus a margin, or 90-day LIBOR, plus a margin, depending on the manufacturer of equipment originally purchased under the facility. Beginning in December 2003, the principal amount of the loan will be required to be repaid over a six-year period. The debt is secured by the related equipment in the hospital and is guaranteed by the Company, as discussed above. As of June 30, 2003, Louisiana Heart Hospital had borrowed $9.9 million of the $18.0 million available.

     Debt Covenants – Covenants related to the Company’s long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. The Company was in compliance with all covenants in the instruments governing its outstanding debt at June 30, 2003 with the exception of certain financial ratio covenants related to the real estate mortgage loans at Tucson Heart Hospital and at Arizona Heart Hospital. The Company was also not in compliance with certain financial ratio covenants related to the real estate mortgage loan at Tucson Heart Hospital in the previous reporting period ended March 31, 2003, at which time the Company reclassified the debt from long-term to current portion in its consolidated balance sheet. The mortgage lender at Tucson Heart Hospital granted a waiver to the hospital for the breach of the covenants at both June 30, 2003 and March 31, 2003. The mortgage lender at Arizona Heart Hospital granted a waiver to the hospital for the breach of the covenants at June 30, 2003 and agreed to amend the financial ratios through March 2007, the end of the mortgage loan. Accordingly, Tucson Heart Hospital and Arizona Heart Hospital debt are classified as long-term in the Company’s consolidated balance sheet as of June 30, 2003. Also, at December 31, 2002, Bakersfield Heart Hospital was not in compliance with one of its financial ratio covenants. The mortgage lender granted a waiver for the breach at December 31, 2002 and agreed to amend the terms of the loan to replace the financial ratio covenant with a minimum financial performance covenant at June 30, 2003 and September 30, 2003. Bakersfield Heart Hospital was in compliance with the required minimum financial performance covenant at June 30, 2003. Under the amended terms of the loan, the financial ratio covenant becomes effective again at December 31, 2003 and will determine the amount of a potential prepayment of the loan’s principal balance. Based on current estimates of Bakersfield Heart Hospital’s operating performance through December 31, 2003, the Company anticipates that a prepayment of approximately $11.8 million of the loan’s principal balance will be due on or about December 31, 2003. Accordingly, the Company has classified this amount of Bakersfield Heart Hospital’s mortgage debt as current in the accompanying consolidated balance sheet at June 30, 2003.

     Guarantees of Unconsolidated Affiliate’s Debt – The Company has guaranteed approximately 50% of the real estate debt and 40% of the equipment debt of the one affiliate hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company receives a fee from the affiliate hospital as consideration for providing these guarantees. At June 30, 2003, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $28.6 million and $12.0 million, respectively, at June 30, 2003. Accordingly, the real estate debt and the equipment debt guaranteed by the Company was approximately $14.3 million and $4.8 million, respectively, at June 30, 2003. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the assets and liabilities on the Company’s balance sheets.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6.   Liability Insurance Coverage

     On June 1, 2002, the Company’s three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis expired, and the Company entered into a new partially self-insured coverage program. At that time, the Company purchased a tail insurance policy to provide first-dollar coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy. The Company recognized the full cost of the tail insurance policy as an operating expense in the third quarter of fiscal 2002 as required by generally accepted accounting principles in the United States. From June 1, 2002 through May 31, 2003, the Company was partially self-insured under a claims-made policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. Effective June 1, 2003, the Company entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to $5.0 million of retained liability per claim for the first two claims reported during the policy year at one of its hospitals. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of the Company’s retained liability applicable to each malpractice claim. As of June 30, 2003, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $3.4 million, which is included in current liabilities in the Company’s consolidated balance sheet. The Company maintains this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on the Company’s historical experience with claims and assumptions about future events. Due to the considerable variability that is inherent in such estimates, including such factors as changes in medical costs and changes in actual experience, there is a reasonable possibility that the recorded estimates will change by a material amount in the near terms. Also, there can be no assurance that the ultimate liability will not exceed our estimates.

7.   Income Taxes

     Income tax expense was $1.3 million for the nine months ended June 30, 2003 and $2.7 million for the nine months ended June 30, 2002. The Company’s estimated effective tax rate for the nine months ended June 30, 2003 was 42.4% compared to an effective tax rate of 10.6% for the nine months ended June 30, 2002. Prior to the three months ended June 30, 2002, the Company was in a net deferred tax asset position, primarily resulting from net operating loss carryforwards, and its net deferred tax assets were fully offset by valuation allowances. During the three months ended June 30, 2002, the Company determined that its valuation allowances were no longer required, reversed the allowances, and began to accrue deferred income tax expense in accordance with accounting principles generally accepted in the United States of America. Because the Company continues to have federal and state net operating loss carryforwards available from prior periods to offset its current tax liabilities, it has no material current cash income tax liability and the majority of its income tax expense is deferred.

8.   Per Share Data and Share Repurchase Plan

     The calculation of diluted net income per share considers the potentially dilutive effect of options to purchase 2,733,595 and 2,402,262 shares of common stock outstanding at June 30, 2003 and 2002, respectively, at prices ranging from $4.75 to $25.00. Of these options, 2,577,123 and 2,162,897 were not included in the calculation of diluted earnings per share at June 30, 2003 and 2002, respectively, as such shares were anti-dilutive for the periods.

     In May 2003, the Company’s board of directors approved a share repurchase plan, authorizing the Company to repurchase up to $7.5 million of its common stock. Under the program, shares may be repurchased from time to time at various prices in the open market or through private transactions in compliance with the SEC’s rule 10b-18, subject to applicable legal requirements. As of June 30, 2003, the Company had repurchased 68,900 shares of its common stock at a cost of approximately $394,000, which is included in treasury stock on the Company’s balance sheets.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

9.   Comprehensive Income

     The components of comprehensive income are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net income	$778	$3,657	$1,756	$22,955
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of income tax benefit	(147)	(889)	(202)	175

Total comprehensive income	$631	$2,768	$1,554	$23,130

10.   Litigation

     Litigation – The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted against the Company by various claimants, and additional claims that may be asserted for known incidents through June 30, 2003. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.

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

11.   Reportable Segment Information

     The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net revenue:
Hospital Division	$126,036	$103,514	$347,537	$305,791
Diagnostics Division	13,763	11,874	38,196	45,190
Corporate and other	2,544	5,095	12,898	16,183

Consolidated totals	$142,343	$120,483	$398,631	$367,164

Income from operations:
Hospital Division	$8,003	$11,102	$20,912	$36,183
Diagnostics Division	2,821	3,299	8,263	17,824
Corporate and other	(2,144)	(2,454)	(6,427)	(5,601)

Consolidated totals	$8,680	$11,947	$22,748	$48,406

Interest expense	$(6,456)	$(5,723)	$(18,904)	$(17,763)
Interest income	312	560	1,103	1,774
Other income, net	93	22	196	66
Equity in net earnings of unconsolidated affiliates	1,075	704	2,893	2,414
Minority interest in earnings of consolidated subsidiaries	(2,288)	(1,255)	(4,990)	(9,220)

Consolidated income before taxes	$1,416	$6,255	$3,046	$25,677

	June 30,	September 30,
	2003	2002

Aggregate identifiable assets:
Hospital Division	$625,240	$564,916
Diagnostics Division	60,687	58,880
Corporate and other	113,844	117,245

Consolidated totals	$799,771	$741,041

     Substantially all of the Company’s net revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include general overhead and administrative expenses, cash and cash equivalents, other assets and operations of the Company not subject to separate segment reporting.

12.   Subsequent Event

     A significant portion of the Company’s net revenue is derived from federal healthcare programs, including Medicare. Medicare reimburses hospitals for the operating costs of inpatient services pursuant to a prospective payment system applied on a per discharge basis. Medicare also reimburses hospitals for capital-related costs using one of two alternative methodologies based upon how the hospital is categorized under regulations promulgated by the Centers for Medicare & Medicaid Services (CMS). The Company sought and received a written determination from one of its Medicare fiscal intermediaries on October 11, 2002 regarding the capital cost reimbursement methodology applicable to four of its hospitals. The fiscal intermediary’s October 2002 written determination confirmed the methodology being applied by the hospitals in question. The Company recorded and collected net revenue for services rendered by these hospitals at the estimated net realizable amount determined in accordance with the capital cost reimbursement methodology provided by the fiscal intermediary in its October 2002 determination.

     On August 11, 2003, the Company was notified by the fiscal intermediary that it had been directed by CMS to change, on a retroactive and prospective basis, the methodology confirmed by the fiscal intermediary in its October 2002 determination and currently being used to determine the capital cost reimbursement amounts for the four hospitals in question. The Company believes that the position taken by the fiscal intermediary in October 2002 was based upon a correct interpretation of applicable CMS regulations and intends to vigorously pursue the Company’s administrative, judicial and other remedies to reverse any final determination contrary to that position. If CMS does not revert to the determination made by the fiscal intermediary in October 2002, or maintains that it is appropriate to apply the change in methodology on a retroactive basis, the Company would be required to repay the Medicare program for the resulting reduction in previously reimbursed capital costs. If required, such repayments would be recorded as a change in accounting estimate and could result in a material reduction in the Company’s net revenue in the period recorded. Such change in reimbursement methodology could also have a material adverse impact on net revenue in future periods. The fiscal intermediary has not yet advised the Company of the amount of reimbursement associated with the change in methodology and the amount cannot be reasonably estimated.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and related financial data should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which includes a description of the critical accounting policies the Company uses in preparing its financial statements.

Overview

     We primarily focus on the diagnosis and treatment of cardiovascular disease. We design, develop, own and operate hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of our hospitals is a freestanding, licensed general acute care hospital that includes an emergency department, pharmacy, clinical laboratory, radiology department, cardiac catheterization laboratories and operating rooms and is capable of providing a full complement of health services, we focus on serving the unique needs of patients suffering from cardiovascular disease. As of June 30, 2003, we owned and operated ten hospitals, together with our physician partners, who own an equity interest in the hospital where they practice. We account for all but one of our owned and operated hospitals as consolidated subsidiaries. We own a minority ownership interest in Heart Hospital of South Dakota and do not have substantive control over the hospital, and therefore are unable to consolidate the hospital’s results of operations and financial position, but rather are required to account for our minority ownership interest in the hospital as an equity investment. Our ten existing hospitals have a total of 635 licensed beds, of which 540 were staffed and available as of June 30, 2003. These hospitals are located in Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota and Texas. We are currently developing three hospitals, which include a hospital located in the city of Glendale, near Milwaukee, Wisconsin, a hospital located in Lafayette, Louisiana and a hospital located in San Antonio, Texas. The construction at The Heart Hospital of Milwaukee and Heart Hospital of Lafayette is currently on schedule and we expect to open these hospitals during October 2003 and the first calendar quarter of 2004, respectively. Due to the need to repair damages from a fire that occurred in March 2003, we expect TexSAn Heart Hospital’s original opening date of October 2003 to be delayed until the first calendar quarter of 2004. These three hospitals are expected to have a combined total of 124 licensed beds. Our hospital division accounted for 88.5% of our net revenue for the three months ended June 30, 2003 and 87.2% of our net revenue for the nine months ended June 30, 2003.

     In the discussions below, the results of operations for our hospital division include only those hospitals that we account for as consolidated subsidiaries. On a same facility basis for our consolidated hospital division, we exclude the results of operations of Harlingen Medical Center and Louisiana Heart Hospital, which opened in October 2002 and February 2003, respectively.

     In addition to our hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities in various locations and through mobile cardiac catheterization laboratories. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.

Results of Operations

     The following table presents, for the periods indicated, our statements of operations for three and nine months ended June 30, 2003 and 2002, as a percentage of net revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expense	30.7%	29.4%	31.8%	28.5%
Medical supplies expense	26.5%	23.7%	24.7%	22.6%
Bad debt expense	4.5%	4.2%	4.2%	4.8%
Other operating expenses	23.1%	23.4%	24.0%	22.3%
Pre-opening expenses	1.3%	1.6%	1.8%	1.1%
Depreciation	7.5%	7.2%	7.6%	7.2%
Amortization	0.2%	0.4%	0.3%	0.6%
Loss (gain) on disposal of property, equipment and other assets	0.0%	0.1%	0.0%	(0.3)%
Income from operations	6.1%	9.9%	5.7%	13.2%
Other income (expenses):
Interest expense	(4.5)%	(4.8)%	(4.7)%	(4.8)%
Interest income	0.2%	0.5%	0.3%	0.5%
Other income, net	0.1%	0.0%	0.0%	0.0%
Equity in net earnings of unconsolidated affiliates	0.8%	0.6%	0.7%	0.7%
Income before minority interest and income taxes	2.6%	6.2%	2.0%	9.5%
Minority interest share of earnings of consolidated subsidiaries	(1.6)%	(1.0)%	(1.3)%	(2.5)%
Income before income taxes	1.0%	5.2%	0.8%	7.0%
Income tax expense	(0.4)%	(2.2)%	(0.3)%	(0.7)%
Net income	0.5%	3.0%	0.4%	6.3%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Net revenue increased $21.8 million, or 18.1%, to $142.3 million for the three months ended June 30, 2003, the third quarter of our fiscal year 2003, from $120.5 million for the three months ended June 30, 2002, the third quarter of our fiscal year 2002. Of the $21.8 million increase in net revenue, our hospital division generated a $22.5 million increase and our diagnostic services division generated a $1.9 million increase, which were offset in part by a $2.6 million decrease in our corporate and other division, which includes our cardiology consulting and management operations.

     The $22.5 million increase in our hospital division’s net revenue was primarily due to the opening of Harlingen Medical Center on October 2, 2002 and the opening of Louisiana Heart Hospital on February 28, 2003. Harlingen Medical Center, which represents our ninth hospital in operation, had, as of June 30, 2003, 55 staffed and available beds (112 licensed beds), two catheterization laboratories, 10 operating rooms and focuses on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology. Louisiana Heart Hospital, which represents our tenth hospital in operation, had, as of June 30, 2003, 20 staffed and available beds (58 licensed beds), three cardiac catheterization laboratories, four operating rooms and focuses primarily on cardiovascular care. Harlingen Medical Center and Louisiana Heart Hospital received their Medicare certifications on October 23, 2002 and March 27, 2003, respectively, and generated approximately $17.3 million of the $22.5 million increase in our hospital division’s net revenue during the third quarter of fiscal 2003. The $1.9 million increase in our diagnostic services division’s net revenue was primarily the result of new diagnostic and therapeutic centers opened since the second quarter of fiscal 2002 and an increase in the number of procedures performed in our same facility diagnostic and therapeutic centers, offset in part by a decrease in net revenue in our mobile cardiac catheterization laboratories due to a decline in the number of procedures performed during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The $2.6 million decrease in our corporate and other division was primarily the result of a restructuring of one of our two physician management contracts in our cardiology consulting and management operations, which reduced the management fee revenue, but more significantly eliminated the cost reimbursement arrangement whereby we were previously reimbursed for costs on a pass through basis. The change of the reimbursement terms of this contract reduced both our net revenue and certain of our operating expenses by corresponding amounts, and therefore had no impact on our income from operations or net income.

     On a same facility basis in our hospital division, net revenue increased $5.2 million, or 5.0%, to $108.7 million for the third quarter of fiscal 2003 from $103.5 million for the third quarter of fiscal 2002. This $5.2 million increase includes the impact of an additional $2.2 million of net revenue that was recognized in the third quarter of fiscal 2002 by one of our hospitals as a result of a favorable settlement of a billing dispute with a managed care provider. Excluding this $2.2 million of additional net revenue from the third quarter of fiscal 2002, our hospital division’s net revenue increased $7.4 million. This increase was due to an increase in the number of procedures performed and an increase in billing rates in our same facility hospitals during the third quarter of fiscal 2003 compared to fiscal 2002. On a same facility basis, admissions increased 1.5% and adjusted admissions increased 0.8%, inpatient cardiac catheterization procedures increased 5.5%, and inpatient surgical procedures increased 7.2% for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Average length of stay in our same facility hospitals decreased slightly to 3.58 days for the third quarter of fiscal 2003 compared to 3.59 days for the third quarter of fiscal 2002.

     A significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which accounted for 52.9% and 54.9% of our net revenue during the third quarters of fiscal 2003 and 2002, respectively. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect our business. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program for the Centers for Medicare and Medicaid Services, or CMS. Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs, however due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a reasonable possibility that recorded estimates will change by a material amount in the near term.

     Medicare payments for inpatient acute services are generally made pursuant to a prospective payment system. Under this system, our hospitals are paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, or DRG. Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. Such payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. While hospitals generally do not receive direct payment in addition to a DRG payment, hospitals may qualify for additional capital cost reimbursement and outlier payments from Medicare under specific circumstances.

     Outlier payments, which were established by Congress as part of the DRG prospective payment system, are additional payments made to hospitals for treating patients who are costlier to treat than the average patient. In general, a hospital receives outlier payments when its costs (as determined by using gross charges adjusted by the hospital’s cost-to-charge ratio, or CCR) exceed a certain threshold established annually by CMS. Outlier payments are currently subject to multiple factors including but not limited to: (i) the hospital’s estimated operating costs based on its historical ratio of costs to gross charges; (ii) the patient’s case acuity; (iii) the CMS established threshold, and; (iv) the hospital’s geographic location. As mandated by Congress, CMS must limit total outlier payments to between 5 and 6 percent of total DRG payments. CMS periodically changes the threshold in order to bring expected outlier payments within the mandated limit. An increase to the cost threshold reduces total outlier payments by (1) reducing the number of cases that qualify for outlier payments, and (2) reducing the dollar amount hospitals receive for those cases that still qualify. CMS historically has used a hospital’s most recently settled cost report to set the hospital’s cost-to-charge ratios. Those cost reports are typically two to three years old. Additionally, if a hospital’s cost-to-charge ratio fell below a certain threshold (derived from the cost-to-charge ratios for all hospitals nationwide), then the cost-to-charge ratios used to calculate Medicare outlier payments defaults to the statewide average, which could be considerably higher. The statewide average was also used when settled cost reports were not available (such as with newly acquired or opened hospitals).

     On August 1, 2003, CMS announced that payment rates for inpatient services will rise 3.4% in 2004, resulting in higher Medicare payments for most hospitals. As part of the increase, which will be effective on October 1, 2003, CMS expects to pay approximately $98 billion to 4,087 acute care hospitals in 2004, a $4.1 billion increase over this year’s payments. CMS’s new rules for its fiscal 2004 also included, among other things: (i) reducing in the threshold for outlier payments from $33,560 to $31,000; (ii) requiring the use of the latest of either the most recently submitted or most recently settled cost report to calculate a hospital’s CCR; (iii) eliminating the use of statewide average CCRs to determine a hospital’s cost when the hospital’s own CCR falls below established parameters; and (iii) adjusting the Medicare wage index for several states where we have operations. At this time, while we believe that the changes in the outlier formula will decrease our outlier payments in fiscal 2004, we also believe that this decrease in net revenue will be offset by an increase in net revenue resulting from the increase in payment rates and revised wage indexes. We estimate the impact to net revenue and income from operations of the decrease in outlier payments and the increase in payment rates and revised wage increases will be a net increase to our fiscal 2004 results of operations. However, because the regulations are subject to change, and due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating the impact of these announced changes on our net revenue, there is a reasonable possibility that our estimates will change by a material amount in the near future.

     Medicare reimburses hospitals for capital-related costs using one of two alternative methodologies based upon how the hospital is categorized under CMS regulations. We sought and received a written determination from one of our Medicare fiscal intermediaries on October 11, 2002 regarding the capital cost reimbursement methodology applicable to four of our hospitals. The fiscal intermediary’s October 2002 written determination confirmed the methodology being applied by the hospitals in question. We recorded and collected net revenue for services rendered by these hospitals at the estimated net realizable amount determined in accordance with the capital cost reimbursement methodology provided by the fiscal intermediary in its October 2002 determination. On August 11, 2003, we were notified by the fiscal intermediary that it had been directed by CMS to change, on a retroactive and prospective basis, the methodology confirmed by the fiscal intermediary in its October 2002 determination and currently being used to determine the capital cost reimbursement amounts for the four hospitals in question. We believe that the position taken by the fiscal intermediary in October 2002 was based upon a correct interpretation of applicable CMS regulations and intend to vigorously pursue our administrative, judicial and other remedies to reverse any final determination contrary to that position. If CMS does not revert to the determination made by the fiscal intermediary in October 2002, or maintains that it is appropriate to apply the change in methodology on a retroactive basis, we would be required to repay the Medicare program for the resulting reduction in previously reimbursed capital costs. If required, such repayments would be recorded as a change in accounting estimate and could result in a material reduction in our net revenue in the period recorded. Such change in reimbursement methodology could also have a material adverse impact on net revenue in future periods. The fiscal intermediary has not yet advised us of the amount of reimbursement associated with the change in methodology and the amount cannot be reasonably estimated.

     Personnel expense increased $8.3 million, or 23.4%, to $43.7 million for the third quarter of fiscal 2003 from $35.4 million for the third quarter of fiscal 2002. The $8.3 million increase in personnel expense was primarily due to a $9.4 million increase generated by our hospital division, which included a $7.1 million increase attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital, during the third quarter of fiscal 2003. The remaining $2.3 million increase in our same facility hospitals was primarily due to higher wage rates and benefit costs during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The increase in our hospital division’s personnel expense was offset in part by a decrease in our corporate and other division’s personnel expense due to the change in the physician management contract in our cardiology consulting and management operations as previously discussed. As a percentage of net revenue, personnel expense increased to 30.7% for the third quarter of fiscal 2003 from 29.4% for the third quarter of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital and excluding the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider during the third quarter of fiscal 2002, personnel expense represented 29.3% of net revenue for the third quarter of fiscal 2003 compared to 29.9% for the third quarter of fiscal 2002.

     Medical supplies expense increased $9.1 million, or 31.8%, to $37.7 million for the third quarter of fiscal 2003 from $28.6 million for the third quarter of fiscal 2002. Of the $9.1 million increase in medical supplies expense, our hospital division generated a $7.5 million increase that included an increase of $4.2 million attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the third quarter of fiscal 2003. The remaining increase of $3.3 million in our same facility hospitals was primarily due to a 7.2% increase in surgical procedures and a 5.5% increase in cardiac catheterization procedures performed during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 combined with the increase in costs resulting from the introduction of drug eluting stents in April 2003. The 7.2% increase in surgical procedures was disproportionately comprised of procedures that use higher cost medical devices and supplies, such as AICD procedures, which increased 71.0% during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Surgical procedures typically involve higher cost medical supplies than cardiac catheterization procedures, and certain surgical procedures such as AICD and pacemaker procedures involve high-cost devices, which makes our medical supplies expense sensitive to changes in the case mix of procedures at each of our individual hospitals. The remaining $1.6 million increase in medical supplies expense was incurred by our diagnostic services division and was primarily due to the net revenue growth in its operations and the increased costs associated with drug eluting stents during the third quarter of fiscal 2003. As a percentage of net revenue, medical supplies expense increased to 26.5% of net revenue for the third quarter of fiscal 2003 from 23.7% for the third quarter of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital and excluding the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider during the third quarter of fiscal 2002, medical supplies expense represented 26.9% of net revenue for the third quarter of fiscal 2003 compared to 24.2% for the third quarter of fiscal 2002. We expect our same facilities medical supplies expense to continue to increase as new technologies are introduced into the cardiovascular care market and as we experience increased utilization of AICD and pacemaker procedures that use high-cost devices. The amount of increase in our medical supplies expense, and the relationship to net revenue, in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific technology by physicians in providing patient care, and the reimbursement amounts we may, or may not, receive from Medicare and other payors.

     Bad debt expense increased $1.3 million, or 25.5%, to $6.4 million for the third quarter of fiscal 2003 from $5.1 million for the third quarter of fiscal 2002. This $1.3 million increase was primarily due to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the third quarter of fiscal 2003, offset in part by a decrease in bad debt expense of our same facility hospitals due to the continued improvement in receivables collections procedures and the decline in our hospital division’s days of net revenue in accounts receivable. As of June 30, 2003, our hospital division’s days of net revenue in accounts receivable, based on the third quarter net revenue, was 51 days compared to 58 days as of June 30, 2002. We attribute this decline in days in our same facility hospitals to the receivables collection procedures and other processes we implemented in our business offices during fiscal 2002, combined with the decline in aged receivables that resulted from the settlements of the billing disputes with the managed care providers in one of our hospitals during fiscal 2002. As a percentage of net revenue, bad debt expense slightly increased to 4.5% for the third quarter of fiscal 2003 from 4.2% for the third quarter of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital and excluding the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider during the third quarter of fiscal 2002, bad debt expense represented 3.6% of net revenue for the third quarter of fiscal 2003 compared to 4.3% for the third quarter of fiscal 2002.

     Other operating expenses increased $4.7 million, or 16.7%, to $32.9 million for the third quarter of fiscal 2003 from $28.2 million for the third quarter of fiscal 2002. Other operating expenses include primarily maintenance, rent, property taxes, insurance, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $4.7 million increase in other operating expenses, our hospital division generated a $5.8 million increase and our diagnostic services division generated a $400,000 increase, which were offset in part by a $1.5 million decrease in our corporate and other division. The $5.8 million increase in our hospital division’s other operating expenses included a $4.8 million increase attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the third quarter of fiscal 2003. The remaining $1.0 million increase in our hospital division’s other operating expenses was primarily due to an increase in medical malpractice insurance costs, including both premiums and self-insured retention, of our same facility hospitals during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 (see also Note 6 in the accompanying notes to consolidated financial statements). In addition, our other operating expenses for the third quarter of fiscal 2002 included $1.3 million related to our purchase of tail insurance coverage as part of the change in our medical malpractice insurance program in June 2002. The $1.5 million decrease in other operating expenses of our corporate and other division was due to the change in the physician management contract in our cardiology consulting and management operations as previously discussed. As a percentage of net revenue, other operating expenses decreased to 23.1% for the third quarter of fiscal 2003 from 23.4% for the third quarter of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital and excluding the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider during the third quarter of fiscal 2002, other operating expenses represented 22.5% of net revenue for the third quarter of fiscal 2003 compared to 23.9% for the third quarter of fiscal 2002.

     Pre-opening expenses decreased $115,000 to $1.9 million for the third quarter of fiscal 2003 from $2.0 million for the third quarter of fiscal 2002. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of June 30, 2003, we had three hospitals under development, including The Heart Hospital of Milwaukee, TexSAn Heart Hospital and Heart Hospital of Lafayette. These three new hospitals are expected to open during October 2003 (Milwaukee) and the first calendar quarter of 2004 (TexSAn and Lafayette). We expect pre-opening expenses for these three hospitals will range from approximately $3.5 million to $5.0 million per hospital. Historically based on our five most recently developed consolidated hospitals, approximately 40% of our pre-opening expenses for a new hospital have been for personnel and 7% for marketing and advertising. The remaining costs have been distributed among several categories including staff recruitment, office and equipment rentals, travel and other operating expenses such as legal expense and utilities. While we incur pre-opening expenses throughout the development process, we expect to incur the majority of these expenses during the six to eight month period immediately prior to the opening of the hospital. We expect pre-opening expenses to increase during fiscal 2003 compared to fiscal 2002 due to the increase in development activity related to the three hospitals currently under development and others that we may begin to develop during the remainder of fiscal 2003.

     Depreciation increased $2.0 million, or 23.0%, to $10.7 million for the third quarter of fiscal 2003 from $8.7 million for the third quarter of fiscal 2002. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of Harlingen Medical Center and Louisiana Heart Hospital, offset in part by a decrease related to equipment that became fully depreciated since the third quarter of fiscal 2002 at one of our older hospitals. We expect depreciation expense to be higher for future periods in fiscal 2003 compared to fiscal 2002 due to the opening of Harlingen Medical Center and Louisiana Heart Hospital.

     Amortization decreased $248,000, or 46.8%, to $282,000 for the third quarter of fiscal 2003 from $530,000 for the third quarter of fiscal 2002. This decrease in amortization expense was primarily due to a change in the estimated useful life of certain intangible assets related to the change in the physician management contract in our cardiology consulting and management operations as previously discussed, and to other intangible assets that became fully amortized during the fourth quarter of fiscal 2002 in our corporate and other division.

     Interest expense increased $732,000 or 12.8%, to $6.5 million for the third quarter of fiscal 2003 from $5.7 million for the third quarter of fiscal 2002. This increase in interest expense was primarily due to the operations of Harlingen

Medical Center and Louisiana Heart Hospital offset in part by a decrease in interest expense of our same facility hospitals resulting from a decrease in outstanding debt through scheduled principal payment reductions and lower interest rates on our variable rate debt during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Although outstanding indebtedness increased by approximately $55.5 million at June 30, 2003 compared to June 30, 2002, this increase was primarily due to the real estate and equipment debt incurred at Harlingen Medical Center, Louisiana Heart Hospital and our hospitals remaining under development. While the interest incurred on the debt at Harlingen Medical Center and Louisiana Heart Hospital was recognized as an expense upon the real estate and equipment being placed in service, the interest incurred during the development period of these hospitals, as well as our other hospitals currently under development, was capitalized as part of the capitalized construction costs of those hospitals. As such, we capitalized approximately $257,000 of interest expense as part of the capitalized construction costs of our hospitals under development, which was not included in interest expense recognized for the third quarter of fiscal 2003. Interest income decreased to $312,000 for the third quarter of fiscal 2003 from $560,000 for the third quarter of fiscal 2002, which was primarily due to the decline in interest rates and balance of our variable rate short-term investments, which are included in cash and cash equivalents in our consolidated balance sheets. We expect the total amount of our outstanding indebtedness will increase in future periods as a result of the debt we will incur to finance the development of additional hospitals, including those currently under development. Accordingly, we expect our interest expense to increase in future periods consistent with the increase in our indebtedness and changes in market interest rates.

     Equity in earnings of unconsolidated affiliates increased $371,000, or 52.7%, to $1.1 million for the third quarter of fiscal 2003 from $704,000 for the third quarter of fiscal 2002. Equity in net earnings of unconsolidated affiliates represents our share of the net earnings of hospitals in which we own less than a 50.0% equity interest and over which we do not exercise substantive control. We have only one hospital in which we hold less than a 50.0% equity interest that we were required to account for as an equity investment during the third quarters of fiscal 2003 and fiscal 2002. This hospital commenced operations in March 2001. We also continue to hold a small number of additional equity investments in our diagnostic services division, our corporate and other division, and in one of our hospitals.

     Earnings allocated to minority interests increased $1.0 million, or 76.9%, to $2.3 million for the third quarter of fiscal 2003 from $1.3 million for the third quarter of fiscal 2002. This increase of $1.0 million was primarily due to an increase in minority interest in the earnings of one of our hospitals in which we recognized a disproportionate share of the profits during the third quarter of fiscal 2002 compared to our pro rata share during the third quarter of fiscal 2003, offset in part by the losses allocated to minority interests in Louisiana Heart Hospital and the increase in pre-opening expenses for our hospitals under development.

     Earnings allocated to minority interests represent the allocation of profits and losses to minority owners in our consolidated subsidiaries. With respect to our consolidated hospitals, each hospital’s profits and losses are generally allocated for accounting purposes to us and our minority partners on a pro rata basis in accordance with the respective ownership percentages. However, if the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of our partners, then we are required, due to the respective at risk capital positions, by accounting principles generally accepted in the United States of America, to recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all owners on a pro rata basis. In such cases, we will then recognize a disproportionate share of the hospital’s future profits to the extent we have previously recognized a disproportionate share of the hospital’s losses. The determination of at-risk capital position is based on the specific terms of each hospital’s operating agreement, including each partners’ contributed capital, obligation to provide working capital loans, contribute additional capital, or to guarantee the outstanding obligations of the hospital. During the third quarter of fiscal 2003, our reported earnings allocated to minority interests of $2.3 million would have been an earnings allocation of $919,000 had we not recognized disproportionate allocations as described above. Therefore, our reported income before income taxes of $1.4 million would have been $2.8 million.

     We expect our earnings allocated to minority interests to fluctuate in future periods as we continue to recognize losses and profits at some hospitals disproportionately to our ownership interests in these hospitals. As of June 30, 2003, we had disproportionately recognized cumulative losses of certain hospitals of approximately $20.0 million that we may recover in future periods by disproportionately recognizing their profits, depending on their results of operations. We could also be required to recognize disproportionate losses at these or other hospitals, depending on their results of operations in future periods.

     Income tax expense decreased to $638,000 for the third quarter of fiscal 2003 from $2.6 million for the third quarter of fiscal 2002. Our estimated effective rate for the third quarter of fiscal 2003 was 45.1% compared to a slightly lower effective rate for the third quarter of fiscal 2002 of 41.5%. Because we continue to have federal and state net operating loss carryforwards available from prior periods to offset our current tax liability, we have no material current income tax liability and the majority of our income tax expense is deferred.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

     Net revenue increased $31.4 million, or 8.6%, to $398.6 million for the nine months ended June 30, 2003, the first nine months of our fiscal year 2003, from $367.2 million for the nine months ended June 30, 2002, the first nine months of our fiscal year 2002. The $31.4 million increase in net revenue resulted from a $41.7 million increase generated by our hospital division, offset in part by an $7.0 million decrease in our diagnostic services division and a $3.3 million decrease in our corporate and other division.

     The $41.7 million increase in our hospital division’s net revenue was primarily attributable to the opening of Harlingen Medical Center on October 2, 2002 and the opening of Louisiana Heart Hospital on February 28, 2003. Harlingen Medical Center and Louisiana Heart Hospital generated $35.0 million of the $41.7 million increase in our hospital division’s net revenue during the first nine months of fiscal 2003. The $7.0 million decrease in our diagnostic services division was primarily the result of the $9.7 million of net revenue representing management fees that we recognized in the second quarter of fiscal 2002 as a result of the favorable settlement of the Sun City Cardiac Center billing dispute. Excluding the effect of this favorable settlement, our diagnostic services division generated a $2.7 million increase in net revenue for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. This $2.7 million increase was primarily due to the increase in net revenue generated by new diagnostic and therapeutic businesses developed in the division since the second quarter of fiscal 2002, offset in part by a decrease in net revenue in our mobile cardiac catheterization laboratories due to a decline in the number of procedures performed during the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. The $3.3 million decrease in our corporate and other division’s net revenue was primarily due to a decrease in our cardiology consulting and management operations and included a $1.0 million decrease due to the expiration of a management contract during the first nine months of fiscal 2002 and a $2.3 million decrease due to the change in the physician management contract in the third quarter of fiscal 2003, as previously discussed.

     On a same facility basis in our hospital division, net revenue increased $6.7 million, or 2.2%, to $312.5 million for the first nine months of fiscal 2003 from $305.8 million for the first nine months of fiscal 2002. Admissions decreased 5.5% and adjusted admissions declined 3.9%. These operating measures reflect the impact of certain factors at two of our hospitals. The first was lower patient volume at our Bakersfield Heart Hospital during the first six months of fiscal 2003 due to the transition associated with the reopening of the hospital’s emergency department during the second quarter of fiscal 2003. The second was lower inpatient volumes and net revenue in our Tucson Heart Hospital during the first nine months of fiscal 2003 due to: (i) an increase in emergency room capacity in the market by competitors; (ii) an increase in the number of patients using the hospital’s outpatient services; (iii) an apparent reduction in the number of winter visitors in the market for healthcare, which we believe is related to the poor economy, and (iv) a mild flu season in the market. On a same facility basis excluding the impact of these two hospitals, admissions increased 0.9% and adjusted admissions increased 1.0% for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002.

     Also on a same facility basis, inpatient catheterization procedures increased 0.8% and inpatient surgical procedures increased 4.9% for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Average length of stay in our same facility hospitals decreased 3.2 % to 3.64 days for the first nine months of fiscal 2003 compared to 3.76 days for the first nine months of fiscal 2002.

     Personnel expense increased $22.2 million, or 21.2%, to $126.8 million for the first nine months of fiscal 2003 from $104.6 million for the first nine months of fiscal 2002. The $22.2 million increase in personnel expense was primarily due to a $23.0 million increase generated by our hospital division, which included a $16.7 million increase attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the first nine months of fiscal 2003. The remaining $6.3 million increase in our same facility hospitals was primarily due to higher wage rates and benefit costs, offset in part by a decrease in the use of contract nurses in our same facility hospitals during the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 and a decrease in staffing in our Bakersfield Heart Hospital related to the decline in admissions and procedures performed in that hospital, primarily related to the changes in the emergency department as previously discussed, during the first six months of fiscal 2003. The increase in the hospital division’s personnel expense was offset in part by a decrease in our corporate and other division’s personnel expense due to the change in the physician management contract in our cardiology consulting and management operations as previously discussed. As a percentage of net revenue, personnel expense increased to 31.8% for the first nine months of fiscal 2003 from 28.5% for the first nine months of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital and excluding the $9.7 million of net revenue resulting from the Sun City settlement and the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider from the first nine months of fiscal 2002, personnel expense represented 30.3% of net revenue for the first nine months of fiscal 2003 compared to 29.4% for the first nine months of fiscal 2002.

     Medical supplies expense increased $15.3 million, or 18.4%, to $98.3 million for the first nine months of fiscal 2003 from $83.0 million for the first nine months of fiscal 2002. Of this $15.3 million increase in medical supplies expense, our hospital division generated a $13.6 million increase that included an increase of $6.8 million attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the first nine months of fiscal 2003. The remaining increase of $6.8 million in our same facility hospitals was primarily due to a 4.9% increase in surgical procedures and a 0.8% increase in catheterization procedures performed during the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 combined with the increase in costs resulting from the introduction of drug eluting stents in April 2003. The increase in surgical procedures during the first nine months of fiscal 2003 represented a change in case mix between catheterization and surgical procedures among our individual hospitals, and included a significant increase in procedures that use higher cost medical devices and supplies, such as AICD and pacemaker procedures. Surgical procedures typically involve higher cost medical devices and supplies than catheterization procedures, and certain surgical procedures such as AICD and pacemaker procedures involve high-cost devices, which makes our medical supplies expense sensitive to changes in case mix of procedures at each of our individual hospitals. The remaining $1.7 million increase in medical supplies expense was incurred by our diagnostic services division and was primarily due to the net revenue growth in its operations and the increased costs associated with drug eluting stents during the first nine months of fiscal 2003. As a percentage of net revenue, medical supplies expense increased to 24.7% for the first nine months of fiscal 2003 from 22.6% for the first nine months of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from the first nine months of fiscal 2003 and excluding the $9.7 million of net revenue resulting from the Sun City settlement and the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider from the first nine months of fiscal 2002, medical supplies expense represented 25.2% of net revenue for the first nine months of fiscal 2003 compared to 23.4% for the first nine months of fiscal 2002. We expect our same facilities medical supplies expense to continue to increase as new technologies are introduced into the cardiovascular care market and as we experience increased utilization of AICD and pacemaker procedures that use high-cost devices. The amount of increase in our medical supplies expense, and the relationship to net revenue, in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific technology by physicians in providing patient care, as well as any changes in reimbursement amounts we may receive from Medicare and other payors. Also as previously discussed, we expect our medical supplies expense in future periods will remain sensitive to changes in case mix of procedures at our hospitals.

     Bad debt expense decreased $1.1 million, or 6.2%, to $16.6 million for the first nine months of fiscal 2003 from $17.7 million for the first nine months of fiscal 2002. This $1.1 million decrease was primarily due to the continued improvement in the receivables collection procedures and the decline in our hospital division’s days of net revenue in accounts receivable, offset in part by the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the first nine months of fiscal 2003. We attribute the decline in days of net revenue in accounts receivable and the decline in bad debt expense in our same facility hospitals to the receivables collection procedures and other processes we implemented in our business offices during fiscal 2002, combined with a significant decline in aged receivables that resulted from the settlements of the billing disputes with the managed care providers to Bakersfield Heart Hospital during fiscal 2002. As a percentage of net revenue, bad debt expense decreased to 4.2% for the first nine months of fiscal 2003 from 4.8% for the first nine months of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from the first nine months of fiscal 2003 and excluding the $9.7 million of net revenue resulting from the Sun City settlement and the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider from the first nine months of fiscal 2002, bad debt expense represented 3.4% of net revenue for the first nine months of fiscal 2003 compared to 5.0% for the first nine months of fiscal 2002.

     Other operating expenses increased $13.8 million, or 16.8%, to $95.7 million for the first nine months of fiscal 2003 from $81.9 million for the first nine months of fiscal 2002. Other operating expenses include primarily maintenance, rent, property taxes, insurance, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $13.8 million increase in other operating expenses, our hospital division generated a $15.2 million increase and our diagnostic services division generated a $600,000 increase, which were partially offset by a $2.0 million decrease in our corporate and other division. The $15.2 million increase in our hospital division’s other operating expenses included an $11.2 million increase attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during the first nine months of fiscal 2003. The remaining $4.0 million increase in our hospital division’s other operating expenses was primarily due to an overall increase in our insurance costs, primarily medical malpractice as previously discussed, and an increase in the maintenance expense at some of our same facility hospitals. The $600,000 increase in our diagnostic services division’s other operating expenses was primarily due to the increase in insurance costs and net revenue growth in the division’s operations, as previously discussed, offset in part by a decrease in legal expenses during the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. The decrease in the diagnostic division’s legal expenses was attributable to an unusually high amount of legal expenses incurred during the first nine months of fiscal 2002 relating to the Sun City settlement. The $2.0 million decrease in other operating expenses of our corporate and other division was primarily due to the expiration of a management contract during the first nine months of fiscal 2002 and the change in a physician management contract in the third quarter of fiscal 2003 in our cardiology consulting and management operations as previously discussed. As a percentage of net revenue, other operating expenses increased to 24.0% for the first nine months of fiscal 2003 from 22.3% for the first nine months of fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from the first nine months of fiscal 2003 and excluding the $9.7 million of net revenue and the $1.1 million of legal expense resulting from the Sun City settlement and the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider from the first nine months of fiscal 2002, other operating expense represented 23.2% of net revenue for the first nine months of fiscal 2003 compared to 22.8% for the first nine months of fiscal 2002.

     Pre-opening expenses increased $2.9 million to $7.0 million for the first nine months of fiscal 2003 from $4.1 million for the first nine months of fiscal 2002. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of June 30, 2003, we had three hospitals under development, including The Heart Hospital of Milwaukee, TexSAn Heart Hospital, and Heart Hospital of Lafayette. These hospitals are expected to open during October 2003 (Milwaukee) and the first calendar quarter of 2004 (TexSAn and Lafayette). We expect pre-opening expenses to increase during fiscal 2003 compared to fiscal 2002 due to the increase in development activity related to the three hospitals currently under development and others that we may begin to develop during fiscal 2003.

     Depreciation increased $3.7 million, or 14.0%, to $30.1 million for the first nine months of fiscal 2003 from $26.4 million for the first nine months of fiscal 2002. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of Harlingen Medical Center and Louisiana Heart Hospital, offset in part by a decrease related to equipment that became fully depreciated since the third quarter of fiscal 2002 at one of our older hospitals. We expect depreciation expense to be higher for future periods in fiscal 2003 compared to fiscal 2002 due to the opening of Harlingen Medical Center and Louisiana Heart Hospital.

     Amortization decreased approximately $904,000, or 43.0%, to $1.2 million for the first nine months of fiscal 2003 from $2.1 million for the first nine months of fiscal 2002. This decrease was primarily due to the write-off of other intangible assets in connection with the settlement and expiration of a management contract during fiscal 2002 and a change in the estimated useful life of certain intangible assets related to the change in the physician management contract in our cardiology consulting and management operations during the third quarter of fiscal 2003 as previously discussed, and to other intangible assets that became fully amortized during the fourth quarter of fiscal 2002 in our corporate and other division.

     During the first nine months of fiscal 2002, we recognized a $1.2 million gain on the settlement of a management contract in our cardiology consulting and management operations that occurred in December 2001. This gain is included in gain on sale of property, equipment and other assets in our consolidated financial statements.

     Interest expense increased by $1.1 million, or 6.2%, to $18.9 million for the first nine months of fiscal 2003 from $17.8 million for the first nine months of fiscal 2002. This increase in interest expense was primarily due to the operations of Harlingen Medical Center and Louisiana Heart Hospital, offset in part by a decrease in interest expense of our same facility hospitals resulting from a decrease in outstanding debt through scheduled principal payment reductions and lower interest rates on our variable rate debt during the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. In addition, we capitalized approximately $951,000 of interest expense as part of the capitalized construction costs of our hospitals under development, which was not included in interest expense recognized for the first nine months of fiscal 2003. Interest income decreased to $1.1 million for the first nine months of fiscal 2003 from $1.8 million for the first nine months of fiscal 2002, which was primarily due to the decline in interest rates and balance of our variable rate short-term investments, which are included in cash and cash equivalents in our consolidated balance sheets. We expect the total amount of our outstanding indebtedness will increase in future periods as a result of the debt we will incur to finance the development of additional hospitals, including those currently under development. Accordingly, we expect our interest expense to increase in future periods consistent with the increase in our indebtedness and changes in market interest rates.

     Equity in earnings of unconsolidated affiliates increased $479,000, or 20.0%, to $2.9 million for the first nine months of fiscal 2003 from $2.4 million for the first nine months of fiscal 2002, which was primarily due to improved operating results from our unconsolidated affiliate hospital. We have only one hospital in which we hold less than a 50.0% equity interest that we were required to account for as an equity investment during the first nine months of fiscal 2003 and 2002. We also continue to hold a small number of additional equity investments in our diagnostic services division, our corporate and other division, and in one of our hospitals.

     Earnings allocated to minority interests decreased $4.2 million, or 45.7%, to $5.0 million for the first nine months of fiscal 2003 from $9.2 million for the first nine months of fiscal 2002. Excluding the effect of the $3.0 million allocated to minority interests during the first nine months of fiscal 2002 resulting from the Sun City settlement, earnings allocated to minority interests decreased $1.2 million for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. This $1.2 million decrease was primarily due to the losses allocated to minority interest in Harlingen Medical Center and Louisiana Heart Hospital, losses allocated in our hospitals under development resulting from the increase in pre-opening expenses at those hospitals, and a decline in the operating results of one of our same facility hospitals during the first nine months of fiscal 2003 compared to fiscal 2002. These decreases to minority interest were offset in part by an increase in minority interest in the earnings of one of our hospitals in which we recognized a disproportionate share of the profits during the first nine months of fiscal 2002 compared to our pro rata share during the first nine months of fiscal 2003. During the first nine months of fiscal 2003, our reported earnings allocated to minority interests of $5.0 million would have been an earnings allocation of $1.3 million had we not recognized disproportionate allocations at our hospitals (see discussion and analysis of the results of operations for the three months ended June 30, 2003 for a more detail discussion of disproportionate allocations). Therefore, our reported income before income taxes of $3.0 million would have been $6.7 million.

     Income tax expense decreased to $1.3 million for the first nine months of fiscal 2003 from $2.7 million for the first nine months of fiscal 2002. Our estimate effective tax rate for the first nine months of fiscal 2003 was 42.4% compared to an effective tax rate of 10.6% for the first nine months of fiscal 2002. Prior to the third quarter of fiscal 2002, we were in a net deferred tax asset position, primarily resulting from net operating loss carryforwards, and our net deferred tax assets were fully offset by valuation allowances. During the third quarter of fiscal 2002, we determined all of our valuation allowances were no longer required, reversed the allowances, and began to accrue deferred income tax expense in accordance with accounting principles generally accepted in the United States. Because we continue to have federal and state net operating loss carryforwards available from prior periods to offset our current tax liability, we have no material current cash income tax liability and the majority of our income tax expense is deferred.

Liquidity and Capital Resources

   Working Capital and Cash Flow Activities

     Our consolidated working capital was $83.0 million at June 30, 2003 and $97.8 million at September 30, 2002. The decrease of $14.8 million in working capital resulted primarily from a decrease in cash and cash equivalents combined with increases in accounts payable, accrued compensation and benefits, accrued construction and developments costs, other accrued liabilities and current portion of long-term debt, offset in part by increases in accounts receivable, net, medical supplies and prepaid expenses and other current assets and a decrease in short-term borrowings.

     The decrease in cash and cash equivalents primarily resulted from the repayment of a working capital loan at one of our hospitals, distributions to minority partners at one of our hospitals, cash used to acquire an increased ownership interest in Heart Hospital of New Mexico, purchases of common stock for treasury and capital expenditures principally related to Harlingen Medical Center, Louisiana Heart Hospital and our three hospitals under development. These decreases to cash and cash equivalents were partially offset by cash flows provided by operations, net proceeds from borrowings to fund the capital expenditures for Harlingen Medical Center, Louisiana Heart Hospital and our three hospitals under development, as well as a net decrease in investments in and advances to our unconsolidated affiliate hospital.

     The increase in accounts payable was primarily due to the timing of our payment cycle, which resulted in an increase in unpaid vendor invoices as of June 30, 2003 compared to the number of unpaid vendor invoices as of September 30, 2002, and an increase at Louisiana Heart Hospital, which opened in February 2003. The increase in accrued compensation and benefits was primarily due to the timing of our payroll cycles, which resulted in an increase in the number of payroll days accrued as of June 30, 2003 compared to the number of payroll days accrued as of September 30, 2002, and an increase at Harlingen Medical Center and Louisiana Heart Hospital due to the increases in staffing related to the ramp up of these two new hospitals. The increase in accrued construction and development costs resulted from increased receipts of equipment not yet financed with borrowings under equipment notes payable at June 30, 2003 at Louisiana Heart Hospital and increased construction activity at our three hospitals remaining under development, offset in part by the financing of equipment purchases that were accrued at September 30, 2002 with borrowings under equipment notes payable during the first nine months of fiscal 2003 at Harlingen Medical Center. The increase in other accrued liabilities primarily resulted from the increase in medical malpractice reserves and the opening of Harlingen Medical Center and Louisiana Heart Hospital.

     The increase in current portion of long-term debt during the first nine months of fiscal 2003 was primarily due to reclassifying $11.8 million of long-term debt to current portion of long-term debt at Bakersfield Heart Hospital. As discussed below, we anticipate that the amended loan terms for Bakersfield Heart Hospital will result in a principal prepayment of approximately $11.8 million due on or about December 31, 2003. Because we believe this estimated prepayment will be due within the twelve-month period following June 30, 2003, we are required under accounting principles generally accepted in the United States of America to classify the amount as current in our consolidated balance sheet at June 30, 2003.

     The increase in accounts receivable, net, resulted from the opening of Harlingen Medical Center and Louisiana Heart Hospital during the first nine months of fiscal 2003 and growth in our net revenue during the third quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002, offset in part by increased collections in our hospital division due to procedures and processes we have implemented in our business offices. The increase in medical supplies primarily resulted from the opening of Harlingen Medical Center and Louisiana Heart Hospital and volume purchases of inventory at several of our hospitals during the third quarter of fiscal 2003. The increase in prepaid expense and other current assets was primarily due to the premiums we paid for our malpractice insurance during the third quarter of fiscal 2003 and vendor deposits made during the first nine months of fiscal 2003 related to information systems and licenses for our hospitals under development. The decrease in the short-term borrowings at June 30, 2003 compared to September 30, 2002 was due to the repayment of a working capital loan at one of our hospitals during the first nine months of fiscal 2003.

     A significant portion of our changes in working capital was due to the opening and subsequent operating activities of Harlingen Medical Center and Louisiana Heart Hospital. Consistent with this trend from September 30, 2002 to June 30, 2003, we expect our working capital to fluctuate as our hospitals under development progress through the development period and ramp-up period. Specifically, we expect our working capital to decrease as accounts payable and accrued liabilities increase as each hospital nears its opening and working capital to increase subsequent to each hospital’s opening as accounts receivable, net, increase from its operating activities.

     Our operating activities provided net cash of $32.1 million for the first nine months of fiscal 2003 compared to net cash of $50.3 million for the first nine months of fiscal 2002. The $32.1 million net cash provided by operating activities for the first nine months of fiscal 2003 was the result of cash flow provided by our operations and the net changes in our working capital as discussed above. The $50.3 million of net cash provided by operating activities for the first nine months of fiscal 2002 was primarily the result of cash flow provided by our operations which included the favorable settlement of the Sun City Cardiac Center billing dispute and the favorable settlement of a billing dispute with a managed care company, offset in part by increases in accounts receivable, net, medical supplies inventory and prepaid expenses and other current assets combined with decreases in accounts payable and other accrued liabilities.

     Our investing activities used net cash of $71.0 million for the first nine months of fiscal 2003 compared to net cash used of $62.8 million for the first nine months of fiscal 2002. The $71.0 million of net cash used by investing activities in the first nine months of fiscal 2003 was primarily due to our capital expenditures, which were principally for Harlingen Medical Center, Louisiana Heart Hospital and our three hospitals under development. The $62.8 million of net cash used by investing activities for the first nine months of fiscal 2002 was primarily due to our capital expenditures principally related to our hospitals under development, our acquisition of the increased ownership in Heart Hospital of New Mexico and our acquisition of a management contract, offset in part by a net decrease in investments in and advances to our unconsolidated affiliate hospital and proceeds from the settlement of a management contract. We expect to continue to invest cash in our hospital development program in future periods.

     Our financing activities provided net cash of $31.2 million for the first nine months of fiscal 2003 compared to net cash provided of $15.9 million for the first nine months of fiscal 2002. The $31.2 million of net cash provided by financing activities for the first nine months of fiscal 2003 was primarily the result of proceeds from the issuance of long-term debt, net of loan acquisition costs, of $63.1 million, offset in part by repayments of short-term borrowings, long-term debt and capital lease obligations of $25.1 million, distributions to, net of investments by, minority partners of $6.4 million. The $15.9 million of net cash provided by financing activities for the first nine months of fiscal 2002 was primarily the result of proceeds from the issuance of short-term borrowings and long-term debt, net of loan acquisition costs of $38.9 million offset in part by repayments of long-term debt and capital lease obligations of $21.4 million and distributions to, net of investments by, minority partners of $1.7 million.

Capital Expenditures

     Expenditures for property and equipment for the first nine months of fiscal years 2003 and 2002 were $72.1 million and $51.5 million, respectively. Included in the $72.1 million of capital expenditures for the first nine months of fiscal 2003 were capital expenditures of $58.5 million for Harlingen Medical Center, Louisiana Heart Hospital and our hospitals under development. Included in the $51.5 million of capital expenditures for the first nine months of fiscal 2002 were capital expenditures of $39.9 million for Harlingen Medical Center, Louisiana Heart Hospital and our hospitals under development at that time. In addition, we incurred $4.5 million and $628,000 of capital lease obligations during the first nine months of fiscal 2003 and first nine months of fiscal 2002, respectively. We also accrued $1.5 million and $9.4 million of capital expenditures for construction and development costs related to our hospitals under development at June 30, 2003 and 2002. We expect our capital expenditures for our hospitals under development will increase for fiscal 2003 and future periods compared to fiscal 2002 due to the increase in development activity related to the three hospitals we currently have under development and others that we may begin to develop during the remainder of this fiscal year.

Obligations, Commitments and Availability of Financing

     At June 30, 2003, we had $346.7 million of outstanding debt, $43.2 million of which was classified as current in our consolidated balance sheet. Of the $346.7 million of outstanding debt, $337.0 million was outstanding to lenders to our hospitals and included $6.8 million outstanding under capital leases. The remaining $9.7 million of debt was outstanding to lenders to our diagnostic services and corporate and other divisions under capital leases and other miscellaneous indebtedness, primarily equipment notes payable. No amounts were outstanding under our $100.0 million revolving credit facility at June 30, 2003. At the same date, however, we had letters of credit outstanding of $9.9 million, which reduced our availability under this facility to $90.1 million.

     In addition to the $346.7 million of outstanding debt at June 30, 2003, we had $3.8 million of a working capital note due to a hospital investor partner at one of our hospitals that will be repaid as funds are available and is included in other long-term obligations in our consolidated balance sheet.

     In addition to the debt described above and our cash obligations under operating leases, we expect to incur additional indebtedness during the last quarter of fiscal 2003 and in future periods as we develop new hospitals. The development and construction of the three hospitals we currently have under development in Texas, Louisiana and Wisconsin will require us to incur additional long-term debt of between $95.0 million and $125.0 million during the next 12 months. We expect approximately $34.0 million of this additional long-term debt will be mortgage debt, all of which is available from designated, but unused, commitments and remaining undesignated borrowings available under the master credit facility as of June 30, 2003. We expect the remaining approximately $65.0 million of additional long-term debt will be equipment debt primarily financed through a combination of debt and capital leases provided by lenders affiliated with the equipment vendors.

     We became a party to a new $189.6 million master credit facility in July 2001 in connection with our initial public offering. In addition to providing a source of capital to refinance approximately $79.6 million of the indebtedness of three of our existing hospitals, the master credit facility provided us with $110.0 million to finance the construction and development of new hospitals under our hospital development program. In March 2003, the master credit facility was amended to increase available borrowings by $35.0 million thereby providing a total of $145.0 million of available debt to finance our hospital development program. As of June 30, 2003, $111.9 million of the available $145.0 million had been designated, of which $92.0 million had been borrowed to finance the development of Harlingen Medical Center, Louisiana Heart Hospital, TexSAn Heart Hospital and The Heart Hospital of Milwaukee. The remaining $33.1 million of undesignated borrowings is available to finance other projects in our hospital development program. The master credit facility matures on July 27, 2006 and borrowings bear interest at LIBOR plus a margin that ranges from 2.5% to 3.5%. We are required to pay an unused commitment fee each month at a rate of 0.5%. The master credit facility includes covenants that require maintenance of certain financial ratios regarding leverage levels and debt service coverage as well as various restrictive covenants.

     In May 2002, Harlingen Medical Center obtained a debt commitment of up to $20 million to finance its equipment. Amounts funded under the loan accrue interest at a fixed rate of interest equal to a specific Treasury Note yield, plus a margin. Upon the conversion of the loan to a fixed rate of interest, the principal amount outstanding will be repaid over a time period equal to either five or seven years, depending on the type and manufacturer of equipment originally purchased under the facility. As of June 30, 2003, Harlingen Medical Center had borrowed $10.1 million of the $20.0 million available.

     In December 2002, Louisiana Heart Hospital, which opened February 28, 2003, obtained a debt commitment to finance its equipment that allows the hospital to borrow up to $18.0 million. Until December 2003, interest on borrowings made under this commitment will accrue at 90-day LIBOR plus 3.95%. After such date, amounts funded under the loan shall accrue interest at either a fixed rate equal to a specific Treasury Note yield, plus a margin, or 90-day LIBOR, plus a margin, depending on the manufacturer of equipment originally purchased under the facility. Beginning in December 2003, the principal amount of the loan will be required to be repaid over a six-year period. As of June 30, 2003, Louisiana Heart Hospital had borrowed $9.9 million of the $18.0 million available.

     As of June 30, 2003, the three hospitals under development and Louisiana Heart Hospital were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below (in millions):

	Amount	Amount	Amount
	Committed	Paid	Accrued

Louisiana Heart Hospital	$21.9	$20.5	$1.0
TexSAn Heart Hospital	$26.9	$19.3	$4.4
The Heart Hospital of Milwaukee	$15.4	$9.8	$2.6
Heart Hospital of Lafayette	$13.1	$5.4	$2.2

     Separate from our master credit facility as discussed above, our revolving credit facility provides $100.0 million in availability, $10.0 million of which is designated for short-term borrowings and $25.0 million of which is available to issue letters of credit. As of June 30, 2003, we had used $9.9 million of this availability to issue letters of credit and consequently had availability for additional borrowings of $90.1 million under the revolving credit facility, of which $15.1 million is available for additional letters of credit. The revolving credit facility matures on January 31, 2005 and borrowings under the facility bear interest at either the LIBOR or the prime rate plus various applicable margins that are based upon financial covenant ratio tests. We are required to pay an unused commitment fee each month at a rate of 0.25%. The revolving credit facility includes various restrictive covenants, including restrictions on certain types of additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, changes in our corporate structure, and fundamental changes. The covenants also require maintenance of various ratios regarding leverage levels and debt service coverage.

     We were in compliance with all covenants in the instruments governing our outstanding debt at June 30, 2003 with the exception of certain financial ratio covenants related to the real estate mortgage loans at Tucson Heart Hospital and at Arizona Heart Hospital. We were also not in compliance with certain financial ratio covenants related to the real estate mortgage loan at Tucson Heart Hospital in the previous reporting period ended March 31, 2003, at which time we reclassified the debt from long-term to current portion in its consolidated balance sheet. The mortgage lender at Tucson Heart Hospital granted a waiver to the hospital for the breach of the covenants at both June 30, 2003 and March 31, 2003. The mortgage lender at Arizona Heart Hospital granted a waiver to the hospital for the breach of the covenants at June 30, 2003 and agreed to amend the financial ratios through March 2007, the end of the mortgage loan. Accordingly, Tucson Heart Hospital and Arizona Heart Hospital debt are classified as long-term in our consolidated balance sheet as of June 30, 2003. Also, at December 31, 2002, Bakersfield Heart Hospital was not in compliance with one of its financial ratio covenants. The mortgage lender granted a waiver for the breach at December 31, 2002 and agreed to amend the terms of the loan to replace the financial ratio covenant with a minimum financial performance covenant at June 30, 2003 and September 30, 2003. Bakersfield Heart Hospital was in compliance with the required minimum financial performance covenant at June 30, 2003. Under the amended terms of the loan, the financial ratio covenant becomes effective again at December 31, 2003 and will determine the amount of a potential prepayment of the loan’s principal balance. Based on current estimates of Bakersfield Heart Hospital’s operating performance through December 31, 2003, we anticipate that a prepayment of approximately $11.8 million of the loan’s principal balance will be due on or about December 31, 2003. Accordingly, we have classified this amount of Bakersfield Heart Hospital’s mortgage debt as current in the accompanying consolidated balance sheet at June 30, 2003.

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

     We also guarantee approximately 50% of the real estate and 40% of the equipment debt of Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at June 30, 2003, and therefore do not consolidate the hospital’s results of operation and financial position. We provide such guarantee in exchange for a fee from the hospital.

     We believe that internally generated cash flows and available borrowings under our revolving credit facility of $90.1 million, together with the remaining net proceeds of our initial public offering of $61.3 million, borrowings available under the master credit facility not yet designated for a development hospital of $33.1 million, borrowings available under equipment debt commitments of $18.0 million, cash balances in our development hospitals of $5.5 million, and other long-term debt and capital leases we expect to incur will be sufficient to finance our hospital development program, other capital expenditures and our working capital requirements for the next 12 to 18 months. While we believe the aforementioned capital resources are sufficient to fund our hospital development program, other capital expenditures and working capital requirements for the specified period, we periodically may evaluate and pursue other financing alternatives, including amending or replacing our bank debt or issuing additional equity or debt securities, to supplement or replace our current sources of capital.

Intercompany Financing Arrangements

     MedCath uses intercompany financing arrangements to provide cash support to individual hospitals for their working capital needs, including the needs of our new hospitals during the ramp up period and any periodic or on-going needs of our other hospitals. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to MedCath on outstanding balances. These intercompany loans are subordinated to each hospital’s mortgage and equipment debt outstanding, but are senior to the equity interests of MedCath and our partners in the hospital venture. They are secured in each instance by a pledge of the borrowing hospital’s accounts receivable. As of June 30, 2003, we held a total of $76.5 million of these intercompany notes.

     Because these intercompany notes receivable and related interest income are eliminated with the corresponding notes payable and interest expense at our consolidating hospitals in the process of preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the amounts outstanding under these notes do not appear in our consolidated financial statements or accompanying notes. Information about the aggregate amount of these notes outstanding from time to time may be helpful, however, in understanding the amount of our total investment in our hospitals. In addition, we believe investors and others will benefit from a greater understanding of the significance of the priority rights we have under these intercompany notes receivable to distributions of cash by our hospitals as funds are generated from future operations, a potential sale of a hospital, or other sources. Because these notes receivable are senior to the equity interests of MedCath and our partners in each hospital venture, in the event of a sale of a hospital, the hospital venture would be required first to pay to MedCath any balance outstanding under its intercompany note prior to distributing any of the net proceeds of the sale to any of the hospital’s equity investors as a return on their investment based on their pro rata ownership interests. Also, appropriate payments to MedCath to amortize principal balances outstanding and to pay interest due under these notes are generally made to MedCath from a hospital’s available cash flows prior to any pro rata distributions of a hospital venture’s earnings to the equity investors in the hospital.

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

Share Repurchase Program

     In May 2003, our board of directors approved a share repurchase plan, authorizing management to repurchase up to $7.5 million of our common stock. Under the program, shares may be repurchased from time to time at various prices in the open market or through private transactions in compliance with the SEC’s rule 10b-18, and other applicable legal requirements. As of June 30, 2003, we had repurchased 68,900 shares of our common stock at a cost of approximately $394,000, which is included in treasury stock in our consolidated balance sheet.

Forward-Looking Statements

     Some of the statements and matters discussed in this report and its exhibits constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report and its exhibits include, among others, statements about the following:

–	demographic changes,

–	changes in medical or other technology,

–	changes in Medicare and Medicaid payment levels,

–	our ability, when appropriate, to enter into managed care provider arrangements and the terms of those arrangements,

–	our ability to successfully develop additional hospitals, open them according to plan and gain significant market share in the market,

–	the availability and terms of capital to fund our development strategy,

–	our relationships with physicians who use our hospitals,

–	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our hospitals,

–	competition from other hospitals,

–	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

–	our information systems,

–	changes in generally accepted accounting principles, and

–	liability and other claims asserted against us.

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

     As required by their mortgage loans, three of our consolidated hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. Both the new mortgage loans and the fixed interest rate swaps mature in July 2006. At June 30, 2003, the average variable rate on the new mortgage loans was 4.15%. The fair value of the interest rate swaps at June 30, 2003 was an obligation of approximately $2.9 million, resulting in an unrealized loss, net of income taxes, of $202,000 for the nine months ended June 30, 2003. This unrealized loss is included in comprehensive income in our consolidated statement of stockholders’ equity in accordance with accounting principles generally accepted in the United States of America.

     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at June 30, 2003 included approximately $163.4 million of variable rate debt at an approximate average interest rate of 4.64%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.1 million for the nine months ended June 30, 2003.

Item 4.   Controls and Procedures

     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     No change in the Company’s internal control over financial reporting was made during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

(c)	On July 27, 2001, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. All 6,000,000 shares of common stock offered in the final prospectus were sold at a price of $25.00 per share for gross proceeds of $150.0 million. The net proceeds that we received from the offering after deducting the underwriting discounts and commissions and the other offering expenses were approximately $137.0 million. In addition to the application of the net proceeds from the offering previously disclosed in our Form 10-Q for the quarterly periods ended March 31, 2003 and December 31, 2002, our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, our Forms 10-Q for the quarterly periods ended June 30, 2002, March 31, 2002 and December 31, 2001, our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and our Form 10-Q for the quarterly period ended June 30, 2001, we used $800,000 of the net proceeds to acquire an increased ownership interest in Heart Hospital of New Mexico during the quarter ended June 30, 2003.

We expect to use the remaining approximate $61.3 million of proceeds from the offering to develop additional hospitals and for working capital and other corporate purposes, including the possible acquisition of additional interests in our existing hospitals. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the allocation of the net proceeds from the offering. Pending this application, we will invest the net proceeds of the offering in cash and cash-equivalents, such as money market funds or short-term interest bearing, investment-grade securities.

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit
No.	Description

10.1	Amended and Restated Loan Agreement, dated as of the 27th day of June, 2003, by and among The Heart Hospital of Milwaukee, LLC, a Delaware limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent.

10.2	Fifth Amendment to the Operating Agreement of Lafayette Heart Hospital, LLC.*

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

•	Current Report on Form 8-K filed on April 4, 2003 announcing revised guidance for the Company’s 2003 fiscal results; and

•	Current Report on Form 8-K filed on May 8, 2003 announcing the filing of the earnings release for the three months and six months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCATH CORPORATION

Dated: August 14, 2003	By:	/s/ DAVID CRANE

David Crane President, Chief Executive Officer and Director (principal executive officer)

	By:	/s/ JAMES E. HARRIS

James E. Harris Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ DAVID W. PERRY

David W. Perry Vice President and Chief Accounting Officer (principal accounting officer)