Form 10-K
period 2003-09-30
MEDCATH CORP
filed 2003-12-22
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-33009

MedCath Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-2248952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10720 Sikes Place

Charlotte, North Carolina 28277
(Address of principal executive offices, including zip code)

(704) 708-6600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑

      As of December 10, 2003, there were 17,942,620 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 31, 2003 was approximately $30.9 million (computed by reference to the closing sales price of such stock on the Nasdaq National Market® on such date).

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on March 2, 2004 are incorporated by reference into Part III of this Report.

MEDCATH CORPORATION

FORM 10-K

i

MARKET, RANKING AND OTHER DATA

      The data included in this report regarding markets and ranking, including the size of certain markets and our position and the position of our competitors within these markets, are based on independent industry publications, reports of government agencies or other published industry sources and estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information obtained from our customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this report. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. As a result, you should be aware that market, ranking and other similar data included in this report, and estimates and beliefs based on that data, may not be reliable.

      In particular, we make reference in this report to reports prepared by The Lewin Group, a nationally recognized consultant to the health and human services industries. In 1999, we engaged The Lewin Group to determine how cardiac care services provided in seven of our hospitals compared on measures of patient severity, quality and community impact to cardiac services provided in 1,192 peer community hospitals across the United States that perform open-heart surgery. The study, which has been updated annually, analyzed publicly available Medicare data for federal fiscal years 1999, 2000 and 2001 using an all procedures defined-diagnosis related group cardiac mix index. Cardiac case mix index calculations were based on Medicare discharges and were calculated using the general approach used by the Centers for Medicare and Medicaid Services. Quality of care was measured through an analysis of in-hospital mortality, average length of stay, discharge destination and patient complications.

FORWARD-LOOKING STATEMENTS

      Some of the statements and matters discussed in this report constitute forward-looking statements. Words such as expects, anticipates, approximates, believes, estimates, intends and hopes and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report include, among others, statements about the following:

•	the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 and other healthcare reform initiatives,

•	the availability and terms of capital to fund our development strategy,

•	changes in Medicare and Medicaid payment levels,

•	our ability to successfully develop additional hospitals, open them according to plan and gain significant market share in the market,

•	our relationships with physicians who use our hospitals,

•	competition from other hospitals,

•	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our hospitals,

•	our information systems,

•	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

•	liability and other claims asserted against us,

•	changes in medical or other technology and reimbursement rates for new technologies,

ii

•	demographic changes,

•	changes in accounting principles generally accepted in the United States and

•	our ability, when appropriate, to enter into managed care provider arrangements and the terms of those arrangements.

      Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors filed as Exhibit 99.1 to this report, before making an investment decision with respect to our common stock.

      Unless otherwise noted, the following references in this report will have the meanings below:

•	For periods subsequent to July 27, 2001, the terms the Company, MedCath, we, us and our refer to MedCath Corporation and its consolidated subsidiaries;

•	for the period from July 31, 1998 to July 27, 2001, such terms refer to MedCath Corporation’s predecessor company, MedCath Holdings, Inc., and its consolidated subsidiaries and unconsolidated affiliates;

•	for periods prior to July 31, 1998, such terms refer to MedCath Incorporated and its consolidated subsidiaries, which was acquired from its public stockholders by several private investment partnerships sponsored by Kohlberg Kravis Roberts & Co., L.P. and Welsh, Carson, Anderson & Stowe; and

•	references to fiscal years are to our fiscal years ending September 30. For example, fiscal 2003 refers to our fiscal year ended September 30, 2003.

iii

PART I

Item 1.	Business

Overview

      MedCath is a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We design, develop, own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties.

      We opened our first hospital in 1996, and currently have an ownership interest in 11 operating hospitals. These hospitals have a total of 667 licensed beds and are located in nine states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, Texas, and Wisconsin. We have a majority interest in ten of these hospitals and a minority interest in the eleventh, Heart Hospital of South Dakota. We also have a majority interest in two additional hospitals that are under development in Texas (TexSAn Heart Hospital) and Louisiana (Heart Hospital of Lafayette) that are expected to open in January 2004 and March 2004, respectively. These hospitals are designed to accommodate a total of 152 inpatient beds and will initially open with 92 licensed beds.

      In addition to our hospitals, we provide cardiovascular care services in 23 cardiac diagnostic and therapeutic facilities. Of these 23 facilities, 11 are located at hospitals operated by other parties and offer invasive diagnostic and sometimes therapeutic procedures. We have partners in four of these 11 facilities or the management companies that manage the facilities. The remaining 12 facilities are not located at hospitals and offer only diagnostics services. We have partners in five of these 12 facilities or the companies that manage or provide professional services to these facilities.

      The United States Congress recently passed and President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Modernization Act), which imposes an 18-month moratorium on the development of new physician-owned “specialty hospitals,” as such hospitals are defined in the statute, and in regulations we expect to be issued by the Department of Health and Human Services. The Medicare Modernization Act will not have an immediate impact on our operations. It does not affect our ability to open the two hospitals we have under development, and no additional hospitals were planned for the period covered by the moratorium. Management is currently conducting an in-depth, strategic review process to determine what changes to the Company’s basic business model are appropriate in response to the Medicare Modernization Act and other regulatory and operational developments. This process is expected to be completed during the second fiscal quarter of 2004, and will identify and access potential growth opportunities that meet our internal requirements, allow us to leverage our core strengths and provide adequate returns on invested capital. While we cannot project the specific nature of our growth opportunities at this time, we believe they will continue to involve the participation of physicians and other healthcare providers in a meaningful manner. Among other matters, we expect to consider investment opportunities in the treatment of additional disease categories, the acquisition of existing healthcare facilities and partnering with other providers to expand existing services or initiate new services.

Our Strengths

      Geographically Diversified Portfolio of Hospitals. We currently have ownership interests in and operate 11 hospitals in nine states, which diversifies our revenue base and reduces our exposure to any one geographic market. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that includes an emergency department, operating rooms, catheterization laboratories, pharmacy, laboratory, and a radiology department, and is capable of providing a wide range of health services. While we focus on cardiovascular care, in fiscal 2003 approximately 61% of patient cases that entered our emergency departments required health services not related to cardiac care. We treated over 97% of these cases at our hospitals.

      Leading Local Market Positions. Based on 2001 Medicare reimbursement data, each of our seven majority-owned hospitals that has been open more than 18 months has achieved a number one or two ranking in local market position for cardiovascular care, as measured by the number of Medicare cardiac procedures performed. Furthermore, these seven hospitals are also located in markets with demographic characteristics that are favorable for cardiovascular services. For example, the estimated five-year population growth rate in each of these markets for those people 55 years and older, the primary recipients of cardiac care services, is between 12.0% and 29.3%.

      Superior Clinical Outcomes. We believe our hospitals, on average, achieve lower mortality rates and a shorter average length of stay, adjusted for severity, for patients with higher patient acuity levels as compared to our competitors. In 2002, we engaged The Lewin Group, a national health and human services consulting group, to conduct a study on cardiovascular patient outcomes based on 2001 Medicare reimbursement data. For more information regarding The Lewin Group study, see “Market, Ranking and Other Data” in the forepart of this report. The Lewin Group’s most recent report, which is entitled “A Comparative Study of Patient Severity, Quality of Care and Community Impact at MedCath Heart Hospitals,” indicated that in fiscal 2001, on average, MedCath hospitals, compared to the peer community hospitals:

•	as a group, have 20.3% higher case mix severity for cardiac patients;

•	after adjusting for risk of mortality, exhibit a 17.1% lower in-hospital mortality rate for Medicare cardiac cases;

•	have shorter lengths of stay for cardiac cases (3.84 days versus 4.81 days), on a severity adjusted basis;

•	discharge a higher proportion of patients to their homes (91.4% versus 72.5%) and transfer a lower proportion of patients to other facilities or home health agencies; and

•	rank near the middle of their respective markets for the total volume of inpatient cardiac care provided to Medicaid and uninsured patients.

      Active Physician Participation. Physicians practicing at our hospitals participate in decisions on a wide range of strategic and operational matters such as development of clinical care protocols, patient procedure scheduling, hospital marketing plans, annual operating budgets and large capital expenditures. The opportunity to have a role in how our hospitals are managed empowers physicians and encourages them to share new ideas, concepts and practices. We believe physicians take pride and interest in our hospitals and that the influence they have over decisions on a wide range of operational and strategic matters provides further motivation for them to provide quality, cost-effective healthcare.

      Efficient, Quality Care Delivery Model. Our hospitals have innovative facility designs and operating characteristics that we believe enhance the quality of care, enable efficient patient care and improve physician and staff productivity. The innovative characteristics of our hospital designs include: fully-equipped patient rooms capable of providing the majority of services needed during a patient’s entire length of stay; centrally located inpatient services such as radiology, pharmacy and laboratories that reduce the amount of transportation patients must endure; strategically located nursing stations that serve specific patients and are located in close proximity to their rooms between procedures, which allows the same nursing rotation to serve the patient from admittance to discharge; and efficiently arranged departments and services that interact frequently. As a result of the innovative characteristics of our hospital design, we believe we have a cost-efficient operating environment due to: elimination of duplicative layers of administrative and support personnel; hospital staffing with only four non-caregiver executives; use of working team leaders to supervise nurses, medical technical personnel, as well as other departments throughout the hospital; centralization of non-clinical support services; investment in leading technology; and cardiovascular care training for our clinical employees.

      We believe the benefits of both our facility design and operating characteristics include superior clinical outcomes, reduced patient waiting time, lower patient and family anxiety, increased physician productivity, elimination of costly patient transportation staff, fewer scheduling conflicts, better resource allocation and lower non-clinical staffing ratios. As a result, our average labor costs as a percentage of revenue is approximately 30% versus, we believe, approximately 40% for for-profit hospitals and approximately 45 - 50% for not-for-profit hospitals. Furthermore, our patient surveys have consistently demonstrated a high level of satisfaction with our facilities, staff and care coordination. For example, during fiscal 2002, 98% of our patients who completed these surveys indicated that they would return to our hospital for any future procedures. Additionally, more than 98% indicated they were satisfied with the physical comfort of our hospital, the patient education we provided and the way in which we allowed family members to be closely involved in their care.

      Proven Ability to Develop, Open, and Operate New Hospitals. Since we began constructing our first hospital in 1994, we have successfully developed, opened, and operated 12 hospitals in nine states. Each of our hospitals is accredited by the Joint Commission on the Accreditation of Healthcare Organizations.

      Strong Management Team. Our management team has extensive experience in the healthcare industry. Our chief executive officer and chief operating officer each has over 18 years of experience in the healthcare industry. John T. Casey was named MedCath’s president and chief executive officer in September 2003. Prior to joining MedCath, Mr. Casey served in senior executive positions with a number of healthcare companies, including Physician Reliance Network, Inc., that was, prior to its merger with US Oncology, Inc., the largest oncology practice management company in the United States; Intecare, LLC, a company formed for the purpose of developing joint venture partnerships with hospitals and integrated healthcare systems; and American Medical International, which, during Mr. Casey’s tenure there, was the third largest publicly held owner and operator of hospitals in the country. American Medical International merged with National Medical Enterprises to create Tenet Healthcare Corporation (Tenet), where Mr. Casey served as vice-chairman. Charles R. Slaton was named MedCath’s executive vice president and chief operating officer in September 2003. Prior to joining MedCath, Mr. Slaton was a senior manager for nine years at Tenet, where he most recently served as senior vice president, with financial and operational responsibilities for 15 acute and rehabilitation hospitals in Texas. Before joining Tenet, Mr. Slaton was part of an executive management team turnaround of Santa Rosa Memorial Hospital in Santa Rosa, California.

Our Strategy

      Partner with Highly Regarded Physicians. We partner with cardiologists, cardiovascular surgeons, and many other physicians whom we believe have established reputations for clinical excellence. As a result of our reputation for providing quality cardiovascular care, we are often contacted by physicians interested in exploring the development of a hospital with us in the markets where they practice. Typically, each of our hospitals has approximately 250 to 300 total physicians on the medical staff, of which 15 to 70 are physician investors.

      Provide a Differentiated Standard of Care. Our philosophy is to provide patient-focused care, which involves centering care around the patient rather than expecting the patient to adapt to our facilities and staff. We have developed an innovative facility design around the requirements of our patients and invest in leading-edge equipment and technology to achieve a differentiated standard of care and improve their hospital experience. For example, our large, single-patient rooms are capable of addressing most of our patients’ cardiovascular and associated needs during their entire stay. This “universal” room design reduces the need to move patients during their stay. By moving patients less frequently, we believe we improve the quality of care, increase physician and staff efficiency, provide necessary patient services on time and generally avoid unnecessarily long lengths of stay. We monitor the quality of cardiovascular care — that is, the degree to which our services increase the likelihood of desired patient outcomes — by measuring key quality criteria, including mortality rates, patient acuity, average length of stay and patient satisfaction. We operate all of our hospitals under a quality improvement program to provide a comprehensive assessment of the quality of the services we provide.

      Achieve Best Practices and Economies of Scale. Our hospital management and physicians have the opportunity to share information regularly and implement best practices, which is facilitated by our standard hospital design and operational similarities. Information is shared through regular meetings of our hospital management teams to enable them to discuss new practices and methodologies such as clinical protocols, supply selection and management, as well as scheduling efficiencies. We also coordinate opportunities for our physicians to discuss — both on an informal basis and at periodic meetings — such matters as clinical protocols, patient management and procedure techniques. These efforts have enabled our hospitals to benefit from the innovations at one hospital and our hospital managers and physicians to become more productive. Additionally, we plan to continue to achieve greater economies of scale in the future through our centralized billing services, creating a single integrated information system to track hospital-by-hospital performance, implementing centralized inventory control and standardizing our purchasing decisions to generate bulk supply discounts. All of these activities are designed to lead to improved quality of care, enhanced efficiency and increased profitability for our hospitals and our company.

      Focus Primarily on Cardiovascular Disease. Each of our majority-owned hospitals is licensed as a general acute care hospital and ten of them are designed and operated with a focus on serving the unique needs of patients suffering from cardiovascular disease. By focusing primarily on a single disease category, our physicians, nurses, medical technicians and other staff members are able to concentrate on and enhance their professional cardiovascular care skills, thereby enabling staff members to schedule patient procedures more efficiently and better serve the needs of cardiovascular patients in the community. We believe our focused approach increases patient, physician and staff satisfaction and enables us to provide quality, cost-effective patient care.

Our Hospitals

      We currently have ownership interests in and operate 11 hospitals, including our newest hospital near Milwaukee, Wisconsin, which opened in October 2003. We also have two hospitals under development. One is in San Antonio, Texas and the other is in Lafayette, Louisiana.

      The following table identifies key characteristics of our 11 hospitals in operation and two hospitals under development, including our ownership percentages as of September 30, 2003.

			Opening Date
		MedCath	(Scheduled	Licensed	Cath	Operating
Hospital	Location	Ownership	Opening Date)	Beds	Labs	Rooms

Arkansas Heart Hospital	Little Rock, AR	70.3%	Mar. 1997	84	6	3
Tucson Heart Hospital	Tucson, AZ	58.8%	Oct. 1997	60	4	3
Arizona Heart Hospital	Phoenix, AZ	70.6%	Jun. 1998	59	4	3
Heart Hospital of Austin	Austin, TX	70.9%	Jan. 1999	58	4	3
Dayton Heart Hospital	Dayton, OH	66.5%	Sep. 1999	47	4	3
Bakersfield Heart Hospital	Bakersfield, CA	53.3%	Oct. 1999	47	4	3
Heart Hospital of New Mexico	Albuquerque, NM	72.0%	Oct. 1999	55	4	3
Heart Hospital of South Dakota(1)	Sioux Falls, SD	33.3%	Mar. 2001	55	3	3
Harlingen Medical Center	Harlingen, TX	51.1%	Oct. 2002	112	2	8
Louisiana Heart Hospital	St. Tammany Parish, LA	51.1%	Feb. 2003	58	3	4
The Heart Hospital of Milwaukee	Glendale, WI	60.3%	Oct. 2003	32	3	3
TexSAn Heart Hospital(2)	San Antonio, TX	51.0%	(Jan. 2004)	60 (3)	4	4
Heart Hospital of Lafayette(2)	Lafayette, LA	55.8%	(Mar. 2004)	32	2	2

(1)	Heart Hospital of South Dakota is the only hospital in which we do not have a majority ownership interest. We use the equity method of accounting for this hospital, which means that we include in our consolidated statement of operations only a percentage of the hospital’s reported net income or loss for each reporting period. Heart Hospital of South Dakota is licensed as a specialized hospital under state law.

(2)	These hospitals are under development and are scheduled to open in the month indicated.

(3)	TexSAn Heart Hospital is designed to accommodate 120 inpatient beds and will initially open with 60 licensed beds.

      Before designing and constructing our first hospital in 1994, we consulted with our physician partners to analyze the operations, facilities and work flow of existing hospitals and found what we believed to be many inefficiencies in the way cardiovascular care was provided in existing hospitals. Based upon this analysis, we designed a hospital that we believed would enhance physician and staff productivity and allow for the provision of patient-focused care. Using subsequent operating experience and further input from physicians at our other hospitals, we have further refined our basic hospital layout to allow us to combine site selection, facility size and layout, staff and equipment to deliver quality cardiovascular care.

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

      Strategically Placed Nursing Stations. Unlike traditional hospitals with large central nursing stations which serve as many as 30 patients, we have corner configuration nursing stations on our patient floors where each station serves six to eight patients and is located in close proximity to the patient rooms. This design provides for excellent visual monitoring of patients, allows for flexibility in staffing to accommodate the required levels of care, shortens travel distances for nurses, allows for fast response to patient calls and offers proximity to the nursing station for family members.

      Efficient Workflow. We have designed and constructed our various procedure areas in close proximity to each other allowing for both patient safety and efficient staff work flow. For example, our cardiac catheterization laboratories are located in close proximity to our operating rooms, outpatient services are located immediately next to procedure areas and emergency services are located off the staff work corridor leading directly to the diagnostic and treatment areas.

      Additional Capacity for Critical Cardiac Procedures. We design and construct our hospitals with more operating rooms and cardiac catheterization laboratories than we believe are available in the program of a typical general acute care hospital and we believe this increases physician productivity and patient satisfaction. This feature of our hospitals ensures that the physicians practicing in our hospitals will experience fewer conflicts in scheduling procedures for their patients. In addition, all of our operating rooms are designed primarily for cardiovascular procedures, which allows them to be used more efficiently by physicians and staff.

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

      The United States Congress recently passed and President Bush signed into law the Medicare Modernization Act, which imposes an 18-month moratorium on the development of new physician-owned “specialty hospitals,” as such hospitals are defined in the statute, and in regulations we expect to be issued by the Department of Health and Human Services. Although the Medicare Modernization Act will not affect our ability to open the two hospitals we have under development, it is expected to prohibit our hospital development activities as currently configured through June 8, 2005, the expiration date of the moratorium. See “— Regulation — Fraud and Abuse Laws — Physician self-referral law.”

Diagnostic and Therapeutic Facilities

      We have participated in the development of or have acquired interests in, and provide management and professional services to facilities where physicians diagnose and treat cardiovascular disease and manage hospital-based cardiac catheterization laboratories. We also own and operate a fleet of mobile cardiac catheterization laboratories serving hospital networks and maintain a number of mobile and modular cardiac catheterization laboratories in a rental fleet that we lease on a short-term basis. These diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories are equipped to allow the physicians using them to employ a range of diagnostic and treatment options for patients suffering from cardiovascular disease.

      Managed Diagnostic and Therapeutic Facilities. We currently own and/or manage the operations of 23 cardiac diagnostic and therapeutic facilities. The following table provides information about these facilities.

			MedCath
			Management
			Commencement	Termination or
		MedCath	(Expected	Next Renewal
Facility/Entity	Location	Ownership	Opening) Date	Date

Joint Ventures:
Cape Cod Cardiology Services, LLC	Hyannis, MA	51.0%	1995	Dec. 2015
Colorado Springs Cardiology Services, LLC(1)	Colorado Springs, CO	51.0%	1999	Dec. 2017
Greensboro Heart Center, LLC	Greensboro, NC	51.0%	2001	July 2031
Wilmington Heart Center, LLC(1)	Wilmington, NC	51.0%	2001	Dec. 2021
Center for Cardiac Sleep Medicine, LLC(1)	Lacombe, NC	51.0%	(Jan. 2004)	Dec. 2013
Caldwell Cardiology Services, LLC	Lenior, NC	51.0%	(May 2004)	Dec. 2013
Slidell Covington Heart Center, LLC(1)	Covington, LA	51.0%	(Jun. 2004)	Aug. 2042

				MedCath
				Management
				Commencement	Termination or
		MedCath		(Expected	Next Renewal
Facility/Entity	Location	Ownership		Opening) Date	Date

Managed Ventures:
Cardiac Testing Centers, PA	Summit and Springfield, NJ	100%	(3)	1992	Jun. 2022
Sun City Cardiac Center, Inc.(1)	Sun City, AZ	65.0%	(3)	1992	Oct. 2032
Heart Institute of Northern Arizona, LLC(1)	Kingman, AZ	100%	(3)	1994	Dec. 2034
Angleton Danbury Medical Center(1)(2)	Angleton, TX	100%	(3)	1999	Jan. 2004
Mercy Medical Center(1)	Springfield, OH	16.7%	(3)	1999	Jun. 2004
Falmouth Hospital(1)	Falmouth, MA	100%	(3)	2002	Aug. 2006
Johnston Memorial Hospital	Smithfield, NC	100%	(3)	2002	Aug. 2005
Metuchen Nuclear Cardiology Assoc., PA(1)	Metuchen, NJ	100%	(3)	2002	Jan. 2032
Anna Jacques Hospital(1)	Newburyport, MA	100%	(3)	2003	Jul. 2007
Matagorda County Hospital(1)	Bay City, TX	100%	(3)	2003	May 2005
Reedsburg Area Medical Center(1)	Reedsburg, WI	100%	(3)	2003	Jul. 2004
Watauga Medical Center(1)	Boone, NC	100%	(3)	2003	Jun. 2006
Washington Cardiovascular Institute, LLC	Rockville, MD	100%	(3)	(Jan. 2004)	Mar. 2006
Professional Services Agreements:
Greater Philadelphia Cardiology Assoc., Inc.	Philadelphia, PA	100%	(3)	2002	Jun. 2012
Virginia Nuclear Cardiology(1)	Falls Church and Woodbridge, VA	100%	(3)	2003	Dec. 2008
PMA Nuclear Center(1)	Newburyport and Haverhill, MA	100%	(3)	2003	Nov. 2008

(1)	Our management agreement with each of these facilities includes an option for us to extend the initial term at increments ranging from one to 10 years, through an aggregate of up to an additional 40 years for some of the facilities.

(2)	The management agreement with each of these facilities includes an early termination provision upon notice.

(3)	The ownership interest refers to our ownership in the entities that have entered into, and provided services to, the facilities under management services agreements or professional services agreements.

      We also owned and managed the operations of Gaston Cardiology Services, LLC during fiscal 2003. Effective May 2003, we received notification from our hospital partner of its intent to exercise its option to require the dissolution of Gaston Cardiology Services, LLC, and to terminate all agreements with the hospital, Gaston Cardiology Services, LLC and us. The effective date of the dissolution and the termination of the agreements was November 2003.

      Our management services generally include providing all non-physician personnel required to delivering patient care and the administrative, management and support functions required in the operation of the facility. The physicians who supervise or perform diagnostic and therapeutic procedures at these facilities have complete control over the delivery of cardiovascular healthcare services. The management agreements for each of these centers generally have an extended initial term and several renewal options ranging from one to ten years each. The physicians and hospitals with which we have contracts to operate these centers may terminate the agreements under certain circumstances. We may terminate most of these agreements for cause or upon the occurrence of specified material adverse changes in the business of the centers. We intend to develop with hospitals and physician groups, or acquire contracts to manage, additional diagnostic and therapeutic facilities in the future.

      Interim Mobile Catheterization Labs. We maintain a rental fleet of mobile and modular cardiac catheterization laboratories. We lease these laboratories on a short-term basis to hospitals while they are either adding capacity to their existing facilities or replacing or upgrading their equipment. We also lease these laboratories to hospitals that experience a higher demand for cardiac catheterization procedures during a particular season of the year and choose not to expand their own facilities to meet peak period demand. Our rental and modular laboratories are manufactured by leading original equipment manufacturers and have advanced technology and enable cardiologists to perform both diagnostic and interventional therapeutic procedures. Each of our rental units is generally in service for at least nine months of the year. These units allow us to be responsive to immediate demand and create flexibility in our operations.

      Mobile Catheterization Laboratories Serving Hospital Networks. We also provide mobile catheterization services to hospital networks. Mobile laboratories serving hospital networks are moved, usually on a daily basis, from one hospital to another in a particular hospital network or geographic area. Each mobile laboratory is fully equipped and operated by our medical technicians and nurses, which provides a hospital or physician group with a turnkey catheterization laboratory. Our mobile laboratories permit a group of hospitals located in geographic proximity to one another, each with limited cardiovascular patient volume, to offer cardiovascular services through shared access to equipment and personnel. This also allows hospitals and physicians to offer cardiovascular care services while avoiding the substantial capital expenditures and operating expenses needed to purchase and operate the equipment required to perform these services. We currently have contracts with 19 hospitals for our mobile laboratories. These hospitals pay for the use of our mobile laboratories on a fixed fee-per-procedure basis and reimburse us for most of the costs incurred in performing procedures. In most instances, the hospitals are obligated to pay a minimum monthly amount regardless of the number of procedures performed in the mobile laboratories while they are located at the hospital.

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

      Percutaneous Cardiac Intervention, including the following:

•	Atherectomy: A technique using a cutting device to remove plaque from an artery. This technique can be used for coronary and non-coronary arteries.

•	Angioplasty: A method of treating narrowing of a vessel using a balloon catheter to dilate the narrowed vessel. If the procedure is performed on a coronary vessel, it is commonly referred to as a percutaneous transluminal coronary angioplasty, or PTCA.

•	Percutaneous Balloon Angioplasty: The insertion of one or more balloons across a stenotic heart valve.

      Stent: A small expandable wire tube, usually stainless steel, with a self-expanding mesh introduced into an artery. It is used to prevent lumen closure, or restenosis. Stents can be placed in coronary arteries as well as renal, aortic and other peripheral arteries. A drug-eluting stent is coated with a drug that is intended to prevent the stent from reclogging with scar tissue within six to nine months after a procedure.

      Brachytherapy: A radiation therapy using implants of radioactive material placed inside a coronary stent with restenosis.

      Electrophysiology Study: A diagnostic study of the electrical system of the heart. Procedures include the following:

•	Cardiac Ablation: Removal of a part, pathway or function by surgery, chemical destruction, electrocautery, or radio frequency.

•	Pacemaker Implant: An electrical device that can substitute for a defective natural pacemaker and control the beating of the heart by a series of rhythmic electrical discharges.

•	Automatic Internal Cardiac Defibrillator: Cardioverter implanted in patients at high risk for sudden death from ventricular arrhythmias.

•	Cardiac Assist Devices: A mechanical device placed inside of a person’s chest where it helps the heart pump oxygen rich blood throughout the body.

      Coronary Artery Bypass Graft Surgery: A surgical establishment of a shunt that permits blood to travel from the aorta to a branch of the coronary artery at a point past the obstruction.

      Valve Replacement Surgery: Valve replacement is an open-heart surgical procedure involving the replacement of valves that regulate the flow of blood between chambers in the heart, which have become narrowed or ineffective due to the build-up of calcium or scar tissue or the presence of some other physical damage.

Non-Invasive Procedures

      Cardiac Magnetic Resonance Imaging: This test uses a powerful magnet to produce highly detailed, accurate and reproducible images of the heart and surrounding structures as well as the blood vessels in the body without the need for contrast agents.

      Echocardiogram with Color Flow Doppler, or Ultrasound Test: This test produces real time images of the interior of the heart muscle and valves, which are used to accurately evaluate heart valve and muscle problems and measure heart muscle damage.

      Nuclear Treadmill Exercise Test, or Nuclear Angiogram: This test, which involves the injection of a low level radioactive tracer isotope into the patient’s bloodstream during exercise on a motorized treadmill, frequently is used to screen patients who may need cardiac catheterization and to evaluate the results in patients who have undergone angioplasty or cardiac surgery.

      Standard Treadmill Exercise Test: This test, which involves a patient exercising on a motorized treadmill while the electrical activity of the patient’s heart is measured, frequently is used to screen for heart disease.

      Ultrafast Computerized Tomography: This test detects the buildup of calcified plaque in coronary arteries before the patient experiences any symptoms.

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

Employees

      As of September 30, 2003, we employed 4,124 persons, including 3,002 full-time and 1,122 part-time employees. None of our employees is a party to a collective bargaining agreement, and we consider our relationship with our employees to be good. There currently is a nationwide shortage of nurses and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate our hospitals and other facilities.

      We do not employ any practicing physicians at any of our hospitals or other facilities, except in one instance, where one of our hospitals employs a physician for an outlying clinic. Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Any licensed physician — not just our physician partners — may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by the hospital’s medical staff and governing board in accordance with established credentialing criteria.

Environmental Matters

      We are subject to various federal, state and local laws and regulations governing the use, storage, discharge and disposal of hazardous materials, including medical waste products. We believe that all of our facilities and practices comply with these laws and regulations and we do not anticipate that any of these laws will have a material adverse effect on our operations. We cannot predict, however, whether environmental issues may arise in the future.

Insurance

      Like most health care providers, we are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts and with deductibles and levels of self-insured retention that we believe are sufficient for our operations. We also maintain umbrella liability coverage to cover claims not covered by our professional malpractice liability or general liability insurance policies. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — General and Professional Liability Risk.”

      Due to unfavorable pricing and availability trends in the general and professional liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly in recent years. As a result, we expect our total insurance premiums, including professional and general liability, property, business, auto, directors and officers, workers compensation and other coverages to increase approximately $2.5 million to $3.5 million in fiscal 2004 compared to fiscal 2003. In addition, we expect to assume a greater portion of the risk, through self-insured retention and higher deductibles, under our new commercial insurance policies during fiscal 2004 than in prior fiscal years.

      As we open new hospitals and diagnostic and therapeutic centers, we expect to incur additional premium costs and self-insured retention costs to reflect the additional risk exposure. Lastly, we cannot be assured that our professional liability and general liability insurance, nor our recorded reserves for self-insured retention, will cover all claims against us or continue to be available at reasonable costs for us to maintain adequate levels of insurance in the future.

Competition

      In executing our business strategy, we compete primarily with other cardiovascular care providers, principally for-profit and not-for-profit general acute care hospitals. We also compete with other companies pursuing strategies similar to ours, and with not-for-profit general acute care hospitals that may elect to develop a hospital. In some of our markets, such as Sioux Falls, South Dakota, we may have only one competitor. In other markets, such as Phoenix, Arizona, our hospitals compete for patients with the heart programs of numerous other hospitals in the same market. In most of our markets we compete for market share of cardiovascular procedures with three to six hospitals. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Some of our competitors are larger, are more established, have greater geographic coverage, offer a wider range of services or have more capital or other resources than we do. If our competitors are able to finance capital improvements, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in market share. In operating our hospitals, particularly in performing outpatient procedures, we compete with free-standing diagnostic and therapeutic facilities located in the same markets. The principal competitors of each of our operating hospitals are identified in the following table.

Arkansas Heart Hospital	Dayton Heart Hospital
• Baptist Health Medical Center — Little Rock	• Good Samaritan Hospital
• St. Vincent Infirmary Medical Center	• Kettering Memorial Hospital
Tucson Heart Hospital	• Miami Valley Hospital
• The Tucson Medical Center	Bakersfield Heart Hospital
• The University Medical Center	• Bakersfield Memorial Hospital
Arizona Heart Hospital	• San Joaquin Community Hospital
• Banner Samaritan Medical Center	Heart Hospital of New Mexico
• Lutheran Heart Hospital	• Presbyterian HealthCare System
• St. Joseph’s Medical Center	• Memorial Hospital
Heart Hospital of Austin	• Lovelace Sandia Health Systems
• Seton Healthcare Network	Heart Hospital of South Dakota
• St. David’s HealthCare Partnership	• Sioux Valley Hospital
The Heart Hospital of Milwaukee	Louisiana Heart Hospital
• Aurora Health System	• Northshore Regional Medical Center
• Covenant Health System	• Slidell Memorial Hospital
• Columbia St. Mary’s Hospital	• St. Tammany Parish Hospital
• Community Memorial Hospital	• Lakeview Regional Hospital
Harlingen Medical Center	• North Oaks Medical Center
• Valley Baptist Medical Center
• Valley Regional Medical Center

Reimbursement

      Medicare. Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Under the Medicare program, we are paid for certain inpatient and outpatient services performed by our hospitals and also for services provided at our diagnostic and therapeutic facilities.

      Medicare payments for inpatient acute services are generally made pursuant to a prospective payment system. Under this system, hospitals are paid a prospectively determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. Such payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located.

      While hospitals generally do not receive direct payments in addition to a DRG payment, hospitals may qualify for an outlier payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified threshold. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. Outlier payments, which were established by Congress as part of the DRG prospective payment system, are additional payments made to hospitals for treating patients who are costlier to treat than the average patient. In general, a hospital receives outlier payments when its costs, as determined by using gross charges adjusted by the hospital’s cost-to-charge ratio, exceed a certain threshold established annually by CMS. Outlier payments are currently subject to multiple factors including but not limited to: (1) the hospital’s estimated operating costs based on its historical ratio of costs to gross charges; (2) the patient’s case acuity; (3) the CMS established threshold; and, (4) the hospital’s geographic location. CMS is required by law to limit total outlier payments to between 5 and 6 percent of total DRG payments. CMS periodically changes the threshold in order to bring expected outlier payments within the mandated limit. An increase to the cost threshold reduces total outlier payments by (1) reducing the number of cases that qualify for outlier payments, and (2) reducing the dollar amount hospitals receive for those cases that qualify. CMS historically has used a hospital’s most recently settled cost report to set the hospital’s cost-to-charge ratios. Those cost reports are typically two to three years old. Additionally, if a hospital’s cost-to-charge ratio fell below a threshold derived from the cost-to-charge ratios for all hospitals nationwide, then the cost-to-charge ratios used to calculate Medicare outlier payments defaults to the statewide average, which could be considerably higher. The statewide average was also used when settled cost reports were not available, such as with newly acquired or opened hospitals. CMS has announced that payment rates for inpatient services will rise 3.4% in 2004, resulting in higher Medicare payments for most hospitals. As part of the increase, which went into effect on October 1, 2003, CMS expects to pay approximately $98 billion to 4,087 acute care hospitals in 2004, a $4.1 billion increase over this year’s payments. The CMS rules for fiscal 2004 also include, among other things: (1) reducing the threshold for outlier payments from $33,560 to $31,000; (2) requiring the use of the latest of either the most recently submitted or most recently settled cost report to calculate a hospital’s cost-to-charge ratio; (3) eliminating the use of statewide average cost-to charge ratios to determine a hospital’s cost when the hospital’s own cost-to-charge ratio falls below established parameters; and (4) adjusting the Medicare wage index for several states where we have operations. For a discussion of the expected impact of outlier and other reimbursement changes on our net revenue in fiscal 2004, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue Sources, Trends and Uncertainties — Revenues Trends and Uncertainties.”

      Outpatient services are also subject to a prospective payment system. Services provided at our freestanding diagnostic facilities are typically reimbursed on the basis of the physician fee schedule, which is revised periodically, and bases payment on various factors including resource-based practice expense relative value units and geographic practice cost indices.

      The Medicare Modernization Act reduces the prospective payment update by 0.4% in fiscal years 2005, 2006, or 2007 for hospitals that fail to furnish certain quality data to the Centers for Medicare and Medicaid Services (CMS). Other provisions will, among other things, increase payments to hospitals for indirect medical education, improve the treatment of new technologies under the inpatient prospective payment system, establish a commuting wage adjustment, allow hospitals to appeal their wage index classification, and temporarily increase disproportionate share hospital allotments. Many of these provisions will be clarified and implemented through the subsequent issuance of regulations. Therefore, we cannot predict with certainty how implementation of the reimbursement provisions of the Medicare Modernization Act will impact our operations at this time.

      Future legislation may modify Medicare reimbursement for inpatient and outpatient services provided at our hospitals or services provided at our diagnostic and therapeutic facilities, but we are not able to predict the method or amount of any such reimbursement changes or the effect that such changes will have on us.

      Prior to 1991, Medicare reimbursed hospitals for a portion of their actual capital costs using a formula based on the proportion of hospital days spent treating Medicare beneficiaries. In 1991, Medicare implemented a prospective payment system that established a standard amount to be paid for each discharge to cover capital costs directly related to inpatient hospital care. The standard rate is adjusted for such factors as the hospital’s particular mix of cases, its geographic location, and a disproportionate number of low income patients. The 1991 regulations contained a 10-year transition period that established different reimbursement methodologies for existing hospitals and new hospitals, as defined in the regulations. A new hospital is paid 85% of its allowable actual Medicare capital related costs through the cost reporting periods ending at least two years after the hospital accepts its first patient. For the third year through the remainder of the ten-year transition period, such hospitals are paid based on either a fully prospective methodology or a “hold harmless” payment methodology, whichever is higher. If a hospital qualifies as a hold harmless facility, the facility is reimbursed for the third and subsequent years a declining percentage of its historical capital cost until such time that the hold harmless cost is less than would be paid under a full federal methodology or until the transition period ends, whichever occurs first. For discussion of a pending dispute between the Company and CMS regarding the capital cost reimbursement methodology applicable to four of our hospitals, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue Sources and Trends — Revenue Trends and Uncertainties.”

      Medicaid. Medicaid is a state-administered program for low income individuals, which is funded jointly by the federal and individual state governments. Most state Medicaid payments for hospitals are made under a prospective payment system or under programs that negotiate payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. States periodically consider significantly reducing Medicaid funding, while at the same time in some cases expanding Medicaid benefits. This could adversely affect future levels of Medicaid payments received by our hospitals. We are unable to predict what impact, if any, future Medicaid managed care systems might have on our operations.

      The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may adversely affect our business. There can be no assurance that payments for hospital services and cardiac diagnostic and other procedures under the Medicare and Medicaid programs will continue to be based on current methodologies or remain comparable to present levels. In this regard, we may be subject to rate reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls, which may result in Medicaid payment reductions and delays in payment to us.

      Utilization Review. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of DRG classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to the Department of Health and Human Services that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.

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

      Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs and result in a recoupment of monies paid. Finalization of these audits and determination of amounts earned under these programs often takes several years. Providers can appeal any final determination made in connection with an audit.

      Program Adjustments. The Medicare, Medicaid and other federal health care programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, and requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payment to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. Management believes that the Company has made adequate provision for such adjustments. Until final adjustment, however, previously determined allowances could become either inadequate or more than ultimately required.

      Managed Care. The percentage of admissions and net revenue attributable at our hospitals and other facilities to managed care plans has increased as a result of pressures to control the cost of healthcare services. We expect that the trend toward increasing percentages related to managed care plans will continue in the future. Generally, we receive lower payments from managed care plans than from traditional commercial/indemnity insurers; however, as part of our business strategy, we intend to take steps to improve our managed care position.

      Commercial Insurance. Our hospitals provide services to individuals covered by private healthcare insurance. Private insurance carriers pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the costs of hospital services by negotiating discounts, and including the use of prospective payment systems, which would reduce payments by commercial insurers to our hospitals. Reductions in payments for services provided by our hospitals to individuals covered by commercial insurers could adversely affect us. We cannot predict whether or how payment by third party payors for the services provided by all hospitals and other facilities may change. Modifications in methodology or reductions in payment could adversely affect us.

Regulation

      Overview. The healthcare industry is required to comply with extensive government regulation at the federal, state, and local levels. Under these laws and regulations, hospitals must meet requirements to be licensed under state law and be certified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to matters such as the adequacy of medical care, equipment, personnel, operating policies and procedures, emergency medical care, maintenance of records, relationships with physicians, cost reporting and claim submission, rate-setting, compliance with building codes, and environmental protection. There are also extensive government regulations that apply to our owned and managed diagnostic facilities and the physician practices that we manage. If we fail to comply with applicable laws and regulations, we could be subject to criminal penalties and civil sanctions, our hospitals and other facilities could lose their licenses, and their ability to participate in the Medicare, Medicaid and other federal and state health care programs. In addition, government laws and regulations, or the interpretation of such laws and regulations, may change. If that happens, we may have to make changes in our facilities, equipment, personnel, services or business structures so that our hospitals and other healthcare facilities remain qualified to participate in these programs. We believe that our hospitals and other health care facilities are in substantial compliance with current federal, state, and local regulations and standards.

The Medicare Modernization Act and Other Healthcare Reform Initiatives

      The recently enacted Medicare Modernization Act makes significant changes to the Medicare program, particularly with respect to the coverage of prescription drugs. These modifications also include provisions affecting Medicare coverage and reimbursement to general acute care hospitals, as well as other types of providers. In addition, the Medicare Modernization Act contains provisions that restrict reliance upon an exception to the federal physician self-referral law for an 18-month period that will have a significant impact on our development activities. See “— Fraud and Abuse Laws — Physician self-referral law.”

      The healthcare industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that, like the Medicare Modernization Act, would effect major changes in the healthcare system. Proposals that have been considered include changes in Medicare, Medicaid, and other state and federal programs, cost controls on hospitals and mandatory health insurance coverage for employees. We cannot predict the course of future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs and the effect that any legislation, interpretation, or change may have on us.

Licensure and Certification

      Licensure and Accreditation. Our hospitals are subject to state and local licensing requirements. In order to verify compliance with these requirements, our hospitals are subject to periodic inspection by state and local authorities. All of our majority-owned hospitals are licensed as general acute care hospitals under applicable state law. In addition, our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations, a nationwide commission which establishes standards relating to physical plant, administration, quality of patient care and operation of hospital medical staffs.

      Certification. In order to participate in the Medicare program, each provider must meet applicable regulations of the Department of Health and Human Services relating to, among other things, the type of facility, equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. All hospitals and our diagnostic and therapeutic facilities are certified to participate in the Medicare and Medicaid programs.

      Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act (EMTALA) imposes requirements as to the care that must be provided to anyone who seeks care at facilities providing emergency medical services. In addition, CMS has issued final regulations clarifying those areas within a hospital system that must provide emergency treatment, procedures to meet on-call requirements, as well as other requirements under EMTALA. Sanctions for failing to fulfill these requirements include exclusion from participation in the Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A hospital that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our emergency care practices are in compliance with the law and applicable regulations, we cannot assure you that governmental officials responsible for enforcing the law or others will not assert that we are in violation of these laws nor what obligations may be imposed by regulations to be issued in the future.

      Certificate of Need Laws. In some states, the construction of new facilities, the acquisition of existing facilities or the addition of new beds or services may be subject to review by state regulatory agencies under a certificate of need program. These laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services. Currently, we do not operate any hospitals in states that have adopted certificate of need laws. However, these laws may limit our ability to acquire or develop new facilities in states that have such laws. We operate diagnostic facilities in some states with certificate of need laws and we believe they are operated in compliance with applicable requirements or are exempt from such requirements. However, we cannot assure you that government officials will agree with our interpretation of these laws.

      Professional Licensure. Healthcare professionals who perform services at our hospitals and diagnostic and therapeutic facilities are required to be individually licensed or certified under applicable state law. Our facilities are required to have by-laws relating to the credentialing process, or otherwise document appropriate medical staff credentialing. We take steps to ensure that our employees and agents and physicians on each hospital’s medical staff have all necessary licenses and certifications, and we believe that the medical staff members, as well as our employees and agents comply with all applicable state licensure laws as well as any hospital by-laws applicable to credentialing activities. However, we cannot assure you that government officials will agree with our position.

      Corporate Practice of Medicine and Fee-Splitting. Some states have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties, and rescission of the business arrangements. These laws vary from state to state, are often vague, and in most states have seldom been interpreted by the courts or regulatory agencies. We have attempted to structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot assure you that governmental officials charged with responsibility for enforcing these laws will not assert that we, or the transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

Fraud and Abuse Laws

      Overview. Various federal and state laws govern financial and other arrangements among healthcare providers and prohibit the submission of false or fraudulent claims to the Medicare, Medicaid and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment and exclusion from participation in federal and state healthcare programs. The Health Insurance Portability and Accountability Act of 1996 (HIPPA) broadened the scope of certain fraud and abuse laws by adding several civil and criminal statutes that apply to all healthcare services, whether or not they are reimbursed under a federal healthcare program. Among other things, HIPPA established civil monetary penalties for certain conduct, including upcoding and billing for medically unnecessary goods or services. In addition, the federal False Claims Act allows an individual to bring a lawsuit on behalf of the government, in what are known as qui tam or whistleblower actions, alleging false Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in the recent past, in part because the individual filing the initial complaint may be entitled to share in a portion of any settlement or judgment.

      Anti-Kickback Statute. The federal anti-kickback statute prohibits providers of healthcare and others from soliciting, receiving, offering, or paying, directly or indirectly, any type of remuneration in connection with the referral of patients covered by the federal healthcare programs. Violations of the anti-kickback statute may be punished by a criminal fine of up to $25,000 or imprisonment for each violation, civil fines of up to $50,000, damages of up to three times the total dollar amount involved, and exclusion from federal healthcare programs, including Medicare and Medicaid.

      As authorized by Congress, the Office of Inspector General of the Department of Health and Human Services (the OIG) has published safe harbor regulations that describe activities and business relationships that are deemed protected from prosecution under the anti-kickback statute. However, the failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. There are safe harbors for various types of arrangements, including those for personal services and management contracts and others for investment interests, such as stock ownership in companies with more than $50 million in undepreciated net tangible assets related to healthcare items and services. This publicly traded company safe harbor contains additional criteria, including that the stock must be obtained on terms and at a price equally available to the public when trading on a registered securities exchange.

      The OIG is primarily responsible for enforcing the anti-kickback statute and generally for identifying fraud and abuse activities affecting government programs. In order to fulfill its duties, the OIG performs audits and investigations. In addition, the agency provides guidance to healthcare providers by issuing Special Fraud Alerts and Bulletins that identify types of activities that could violate the anti-kickback statute and other fraud and abuse laws. The OIG has identified the following arrangements with physicians as potential violations of the statute:

•	payment of any incentive by the hospital each time a physician refers a patient to the hospital,

•	use of free or significantly discounted office space or equipment for physicians,

•	provision of free or significantly discounted billing, nursing, or other staff services,

•	free training for a physician’s office staff including management and laboratory techniques,

•	guarantees which provide that if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder,

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital,

•	payment of the costs of a physician’s travel and expenses for conferences,

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered, or

•	purchasing goods or services from physicians at prices in excess of their fair market value.

      We have a variety of financial relationships with physicians who refer patients to our hospitals and our other facilities. Physicians own interests in each of our hospitals and some of our cardiac catheterization laboratories. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including leases, management agreements, independent contractor agreements, right of first refusal agreements, and professional service agreements. Although we believe that our arrangements with physicians have been structured to comply with the current law and available interpretations, some of our arrangements do not expressly meet the requirements for safe harbor protection. We cannot assure you that regulatory authorities will not determine that these arrangements violate the anti-kickback statute or other applicable laws. Also, most of the states in which we operate have adopted anti-kickback laws, some of which apply more broadly to all payors, not just to federal health care programs. Many of these state laws do not have safe harbor regulations comparable to the federal anti-kickback law and have only rarely been interpreted by the courts or other government agencies. If our arrangements were found to violate any of these anti-kickback laws we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid, or other governmental healthcare programs.

      Physician Self-Referral Law. Section 1877 of the Social Security Act, commonly known as the Stark Law, prohibits physicians from referring Medicare and Medicaid patients for certain designated health services to entities in which they or any of their immediate family members have a direct or indirect ownership or compensation arrangement unless an exception applies. The initial Stark Law applied only to referrals of clinical laboratory services. The statute was expanded in Stark II to apply to ten additional “designated health services,” including inpatient and outpatient hospital services, and some radiology services. Sanctions for violating the Stark Law include civil monetary penalties, including up to $15,000 for each improper claim and $100,000 for any circumvention scheme, and exclusion from the Medicare or Medicaid programs. There are various ownership and compensation arrangement exceptions to the self-referral prohibition, including an exception for a physician’s ownership in an entire hospital — as opposed to an ownership interest in a hospital department — if the physician is authorized to perform services at the hospital. This exception is commonly referred to as the “whole hospital exception.” There is also an exception for ownership of publicly traded securities in a company that has stockholder equity exceeding $75 million at the end of its most recent fiscal year or on average during the three previous fiscal years, as long as the physician acquired the securities on terms generally available to the public and the securities are traded on one of the major exchanges. Exceptions are also provided for many of the customary financial arrangements between physicians and providers, including employment contracts, personal service arrangements, isolated financial transactions, payments by physicians, leases, and recruitment agreements, as long as these arrangements meet certain conditions.

      The Medicare Modernization Act contains a provision that restricts reliance upon the whole hospital exception for an 18-month period by new “specialty hospitals.” In addition, the Medicare Modernization Act prohibits an existing specialty hospital from increasing the number of physician investors existing as of November 18, 2003, changing or increasing its area of specialization; expanding beyond its main campus or increasing the total number of beds more than 50% above the number of beds as of November 18, 2003. The Medicare Modernization Act defines the term “specialty hospital” as a hospital primarily or exclusively engaged in the care and treatment of certain specified patients, including those with a cardiac condition, and directs the Secretary of the Department of Health and Human Services, (HHS), to issue regulations interpreting this and other provisions of the Medicare Modernization Act. Although we do not yet know how the HHS regulations will interpret the definition of “specialty hospital,” it is likely that most if not all of our hospitals will fall within the final definition. However, the limitations imposed by the Medicare Modernization Act on the whole hospital exception do not apply to specialty hospitals that were in operation or under development on November 18, 2003. Thus, even if our hospitals are categorized as specialty hospitals for purposes of the Medicare Modernization Act, we do not believe the law will restrict the operations, as they currently exist, of our eleven hospitals in operation nor the opening and operation of our hospitals under development in San Antonio, Texas and Lafayette, Louisiana. Assuming each of our hospitals in operation or under development at November 18, 2003 is categorized as a specialty hospital, the moratorium imposed by the Medicare Modernization Act will prohibit us from:

•	increasing the number of physician investors in any hospital;

•	increasing by more than 50% the number of beds in any hospital; or

•	changing or adding to the areas of specialization of any hospital.

      During the moratorium period, the Medicare Payment Advisory Commission, (MedPac), in consultation with the Comptroller General of the United States, and the Secretary of HHS are to conduct studies and develop recommendations addressing various aspects of specialty hospital operations and their relationship to full-service community hospitals. Absent further congressional action, the limitations on use of the whole hospital exception and the limitations on the operation of specialty hospitals in existence or under development on November 18, 2003 will lapse automatically on June 8, 2005. The reports on specialty hospitals to be issued by MedPac and HHS may contain findings, which will influence future legislative and regulatory developments. Moreover, the regulations to be promulgated by HHS that will interpret the Medicare Modernization Act, amendments to the Medicare Modernization Act, the Stark Law or other legislation including, but not limited to, an expansion or extension of the 18-month moratorium, could require us to modify the manner in which we establish relationships with physicians and operate or develop our hospitals.

      Phase I of the final Stark regulations was issued in January 2001, and largely went into effect on January 4, 2002, except for one provision interpreting the requirement in many Stark Law exceptions that a physician’s compensation must be “set in advance.” The anticipated release date for the interpretation of this term in the Phase I regulations, which would have precluded certain percentage compensation arrangements from qualifying for these exceptions, has now been extended, and, therefore, the effective date of that portion of Phase I has been extended to January 7, 2004. CMS has not yet finalized the balance of the regulations. Phase II is expected to be published in 2004 and will address those exceptions not addressed in Phase I, application of the law under the Medicaid program, and issues under Phase I regulations that have arisen since the issuance of the Phase I regulation. Until the Phase II regulations are issued, the government has indicated that it will accept any reasonable interpretation of the statutory language. There have been few enforcement actions taken and relatively few cases interpreting the Stark Law to date, although one case struck down an aspect of the Phase I regulations relating to the Stark Law’s applicability to certain types of services. As a result, there is little indication as to how courts will interpret and apply the Stark Law; however, enforcement is expected to increase. We believe we have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and the regulatory exceptions in Phase I of the final regulations. In particular, we believe that our physician ownership arrangements meet the whole hospital exception. In addition, we expect to meet the exception for publicly traded securities. The diagnostic and other facilities that we own do not furnish any designated health services as defined under the Phase I regulations, and thus referrals to them are not subject to the Stark Law’s prohibitions. We cannot predict the final form that such regulations will take or the effect those regulations will have on us or our arrangements with physicians.

      States in which we operate periodically consider adopting physician self-referral laws, which may prohibit certain physician referrals or require certain disclosures. Some of these state laws would apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure and may have broader prohibitions than the Stark Law or more limited exceptions. While there is little precedent for the interpretation or enforcement of these state laws, we believe we have structured our financial relationships with physicians and others to comply with applicable state laws. In addition, existing state self-referral laws may be amended. We cannot predict whether new state self-referral laws or amendments to existing laws will be enacted or, once enacted, their effect on us, and we have not researched pending legislation in all the states in which our hospitals are located.

      Civil Monetary Penalties. The Social Security Act contains provisions imposing civil monetary penalties for various fraudulent and/or abusive practices, including, among others, hospitals which knowingly make payments to a physician as an inducement to reduce or limit medically necessary care or services provided to Medicare or Medicaid beneficiaries. In July 1999, the OIG issued a Special Advisory Bulletin on gainsharing arrangements. The bulletin warns that clinical joint ventures between hospitals and physicians may implicate these provisions as well as the anti-kickback statute, and specifically refers to specialty hospitals, which are marketed to physicians in a position to refer patients to the hospital, and structured to take advantage of the whole hospital exception. Hospitals specializing in heart, orthopedic, and maternity care are mentioned, and the bulletin states that these hospitals may induce investor-physicians to reduce services to patients through participation in profits generated by cost savings, in violation of a civil monetary penalty provision. Despite this initial broad interpretation of this civil monetary penalty law, in February 2001, the OIG issued an advisory opinion which declined to sanction a particular gainsharing arrangement under this civil monetary penalty provision, or the anti-kickback statute, because of the specific circumstances and safeguards built into the arrangement. We believe that the ownership distributions paid to physicians by our hospitals do not constitute payments made to physicians under gainsharing arrangements. We cannot assure you, however, that government officials will agree with our interpretation of applicable law.

      False Claims Prohibitions. False claims are prohibited by various federal criminal and civil statutes. In addition, the federal False Claims Act prohibits the submission of false or fraudulent claims to the Medicare, Medicaid, and other government healthcare programs. Penalties for violation of the False Claims Act include substantial civil and criminal fines, including treble damages, imprisonment, and exclusion from participation in federal health care programs. In addition, the False Claims Act allows an individual to bring lawsuits on behalf of the government, in what are known as qui tam or whistleblower actions, alleging false Medicare or Medicaid claims or other violations of the statute.

      A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

Healthcare Industry Investigations

      The federal government, private insurers, and various state enforcement agencies have increased their scrutiny of providers’ business arrangements and claims in an effort to identify and prosecute fraudulent and abusive practices. There are ongoing federal and state investigations in the healthcare industry regarding multiple issues including cost reporting, billing and charge-setting practices, unnecessary utilization, physician recruitment practices, physician ownership of healthcare providers, and joint ventures with hospitals. Certain of these investigations have targeted hospitals and physicians. We have substantial Medicare, Medicaid, and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal requirements and current industry standards. However, because the federal and state fraud and abuse laws are complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. Evolving interpretations of current, or the adoption of new, federal, or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that in the past have been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

      A number of healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example involved the federal government’s initiative regarding hospitals’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. The government targeted all hospital providers to ensure conformity with this reimbursement rule. Further, the federal government continues to investigate Medicare overpayments to prospective payment system hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. Law enforcement authorities, including the OIG and the United States Department of Justice (DOJ), are also increasing scrutiny of various types of arrangements between healthcare providers and potential referral sources, including so-called contractual joint ventures, to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and business opportunities. Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources. Recently, the OIG has also begun to investigate certain hospitals with a particularly high proportion of Medicare reimbursement resulting from outlier payments. The OIG’s workplan has indicated its intention to review hospital privileging activities within the context of Medicare conditions of participation.

      It is possible that governmental or regulatory authorities could initiate investigations on these or other subjects in the future at our facilities and that such investigations could result in significant costs in responding to such investigations and penalties to us, as well as adverse publicity, declines in stock value and lawsuits brought by shareholders. It is also possible that our executives, managers, and hospital board members, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any material governmental investigations involving any of our facilities, our executives, managers or hospital board members. The positions taken by authorities in any future investigations of us, our executives, managers, hospital board members or other healthcare providers, and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition, and results of operations.

Clinical Trials at Hospitals

      Our hospitals serve as research sites for physician clinical trials sponsored by pharmaceutical and device manufacturers and therefore may perform services on patients enrolled in those studies, including implantation of experimental devices. Only physicians who are members of the medical staff of the hospital may participate in such studies at the hospital. All trials are approved by an Institutional Review Board (IRB), which has the responsibility to review and monitor each study pursuant to applicable law and regulations. Such clinical trials are subject to numerous regulatory requirements.

      The industry standard for conducting preclinical testing is embodied in the investigational new drug regulations administered by the federal Food and Drug Administration (the FDA). Research conducted at institutions supported by funds from the National Institutes of Health must also comply with multiple project assurance agreements and with regulations and guidelines governing the conduct of clinical research that are administered by the National Institutes of Health, the HHS Office of Research Integrity, and the Office of Human Research Protection. Research funded by the National Institutes of Health must also comply with the federal financial reporting and record keeping requirements incorporated into any grant contract awarded. The requirements for facilities engaging in clinical trials are set forth in the code of federal regulations and published guidelines. Regulations related to good clinical practices and investigational new drugs have been mandated by the FDA and have been adopted by similar regulatory authorities in other countries. These regulations contain requirements for research, sponsors, investigators, IRBs, and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written protocols and standard operating procedures are followed during the conduct of studies and for the recording, reporting, and retention of study data and records. CMS also imposes certain requirements for billing of services provided in connection with clinical trials.

      The FDA and other regulatory authorities require that study results and data submitted to such authorities are based on studies conducted in accordance with the provisions related to good clinical practices and investigational new drugs. These provisions include:

•	complying with specific regulations governing the selection of qualified investigators,

•	obtaining specific written commitments from the investigators,

•	disclosure of financial conflicts-of-interest,

•	verifying that patient informed consent is obtained,

•	instructing investigators to maintain records and reports,

•	verifying drug or device safety and efficacy, and

•	permitting appropriate governmental authorities access to data for their review.

      Records for clinical studies must be maintained for specific periods for inspection by the FDA or other authorities during audits. Non-compliance with the good clinical practices or investigational new drug requirements can result in the disqualification of data collected during the clinical trial. It may also lead to debarment of an investigator or institution or False Claims Act allegations if fraud or substantial non-compliance is detected, and subject a hospital to a recoupment of payments for services that are not covered by federal health care programs. Finally, non-compliance could lead to revocation or non-renewal of government research grants.

      Although we believe that we are currently in compliance in all material respects with applicable federal, state, and international clinical trial laws, such laws may be modified, interpreted, or enforced differently in the future. Failure to comply with new or revised existing laws and regulations could subject us and physician investigators to loss of the right to conduct research, civil fines, criminal penalties, and other enforcement actions.

      Finally, new final rules have been adopted by HHS related to the responsibilities of healthcare entities to maintain the privacy of patient identifiable medical information. See “— Privacy and Security Requirements.” We have implemented new policies in an attempt to comply with these rules as they apply to clinical research, including procedures to obtain all required patient authorizations. However, there is little or no guidance available as to how these rules will be enforced.

Privacy and Security Requirements

      The Health Insurance Portability and Accountability Act of 1996, or HIPPA, requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, HHS published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations was required by October 16, 2003 for our healthcare facilities. We believe we have complied with the electronic data transmission standards.

      HIPPA also requires HHS to adopt standards to protect the security and privacy of health-related information. HHS released final regulations containing privacy standards on December 28, 2000. These privacy regulations were effective April 14, 2001, but compliance with these regulations was not required until April 14, 2003. The government issued further modifications to these regulations on August 14, 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. We have taken extensive measures to comply with the final privacy regulations, but since there is little guidance about how these regulations will be enforced by the government, we cannot predict whether the government will agree that our healthcare facilities are in compliance.

      HHS issued regulations adopting security standards on February 20, 2003 and final regulations on February 20, 2003. These security regulations require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information and will be enforced as to our healthcare facilities on and after April 21, 2005. At this time, we cannot predict the full impact that the security regulations will have on our operations.

      Violations of the Administrative Simplification Provisions of HIPPA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, our facilities will continue to remain subject to state laws that may be more restrictive than the regulations issued under HIPPA. These statutes vary by state and could impose additional penalties.

Compliance Program

      The OIG has issued guidelines to promote voluntarily developed and implemented compliance programs for the healthcare industry. In February 1998, the OIG issued compliance program guidance for hospitals. In response to the original 1998 guidelines, we adopted a code of ethics, designated compliance officers at the parent company level and individual hospitals, established a toll-free compliance line, which permits anonymous reporting, implemented various compliance training programs, and developed a process for screening all employees through applicable federal and state databases.

      We have established a reporting system, auditing and monitoring programs, and a disciplinary system to enforce the code of ethics, and other compliance policies. Auditing and monitoring activities include claims preparation and submission, and cover numerous issues such as coding, billing, cost reporting, and financial arrangements with physicians and other referral sources. These areas are also the focus of training programs.

      Our policy is to require our officers and employees to participate in compliance training programs. The board of directors has established a compliance committee, which oversees implementation of the compliance program. The committee consists of three outside directors, and is chaired by Galen Powers, a former chief counsel for the Health Care Financing Administration (now known as CMS), where he was responsible for providing legal advice on federal healthcare programs, particularly Medicare and Medicaid. The compliance committee of the board meets at least quarterly.

      The corporate compliance officer is appointed by the board, and reports to the chief executive officer and to the compliance committee of the board at least quarterly. The corporate compliance officer is a senior vice president, and has a background in nursing and hospital administration. Each hospital has its own compliance committee that reports to its governing board. The hospital president serves as the hospital’s compliance officer. The compliance committee of the board of directors assesses each hospital’s compliance program at least annually. The corporate compliance officer annually visits the hospitals for compliance reviews, provides an audit guide to the hospitals to evaluate compliance with our policies and procedures, and serves on the compliance committee of each hospital.

      The objective of the program is to ensure that our operations at all levels are conducted in compliance with applicable federal and state laws regarding both public and private healthcare programs. The OIG has announced that it is considering revisions to its compliance guidance for hospitals, and if revisions are published, we will endeavor to modify our compliance program accordingly.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information regarding MedCath’s executive officers.

Name	Age	Position

Stephen R. Puckett	51	Chairman of the Board
John T. Casey	57	President and Chief Executive Officer
James E. Harris	41	Executive Vice President, Chief Financial Officer and Secretary
Charles R. Slaton	47	Executive Vice President and Chief Operating Officer
Thomas K. Hearn III	43	President, Diagnostic Division
Joan McCanless	50	Senior Vice President Risk Management and Decision Support/Corporate Compliance Officer

      Stephen R. Puckett has served as MedCath’s chairman of the board since founding MedCath in 1988. He served as president and chief executive officer until January 2000. From 1984 to 1989, Mr. Puckett served as executive vice president and chief operating officer of the Charlotte Mecklenburg Hospital Authority, a large multi-hospital system, and from 1981 to 1983, he served as its senior vice president. Mr. Puckett serves as a director of Pharmanetics, Inc. Mr. Puckett received his undergraduate degree from the University of Alabama and a masters degree in health management from the University of Alabama at Birmingham.

      John T. Casey has served as MedCath’s president and chief executive officer since September 2003 and as a director since May 2000. From 1997 to 1999, Mr. Casey served as chairman and chief executive officer of Physician Reliance Network, Inc., a publicly traded company that was, prior to its merger with US Oncology, Inc., the largest oncology practice management company in the United States. From 1995 to 1997, Mr. Casey was the chief executive officer of Intecare, LLC, a company formed for the purpose of developing joint venture partnerships with hospitals and integrated healthcare systems. From 1991 to 1995, he served as president and chief operating officer of American Medical International, which, at that time, was the third largest publicly held owner and operator of hospitals in the country. In 1995, American Medical International merged with National Medical Enterprises to create Tenet Healthcare Corporation (“Tenet”), where Mr. Casey served as vice-chairman until 1997. He received an undergradute degree in economics from Auburn University and a masters degree in hospital and health care administration from the University of Alabama at Birmingham.

      Charles R. Slaton has served as MedCath’s executive vice president and chief operating officer since September 2003. Prior to joining MedCath, Mr. Slaton was a senior manager for nine years at Tenet, where he most recently served as senior vice president, with financial and operational responsibilities for 15 acute and rehabilitation hospitals in Texas. Before joining Tenet, Mr. Slaton was part of an executive management team turnaround of Santa Rosa Memorial Hospital in Santa Rosa, California. He began his career as vice president of imaging and surgery centers for Saint Mary’s Hospital in Lubbock, Texas. Mr. Slaton received his bachelor’s degree and a masters degree in business administration from Texas Tech University.

      James E. Harris has served as MedCath’s executive vice president and chief financial officer since December 1999. From 1998 to 1999, Mr. Harris was chief financial officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, Mr. Harris served in several different officer positions with The Shelton Companies, Inc., a private investment company. Prior to joining The Shelton Companies, Inc., Mr. Harris spent two years with Ernst & Young LLP as a senior accountant. Mr. Harris received his undergraduate degree from Appalachian State University and a masters degree in business administration from Wake Forest University’s Babcock School of Management. Mr. Harris is a director of Coca-Cola Bottling Co. Consolidated.

      Thomas K. Hearn III has served as MedCath’s president of the diagnostics division since November 1995. From August 1993 to November 1995, Mr. Hearn served as president of Decision Support Systems, Inc., a healthcare software and consulting firm that he co-founded. Mr. Hearn was employed from 1987 to 1993 by the

Charlotte Mecklenburg Hospital Authority, a large multi-hospital system, where he served as vice president of administration and administrator of the Authority’s Carolinas Heart Institute. From 1985 to 1987, Mr. Hearn developed managed care products for Voluntary Hospitals of America, a consortium of not-for-profit hospitals. Mr. Hearn received his undergraduate degree from the College of William and Mary, and masters degrees in public health and business administration from the University of Alabama at Birmingham.

      Joan McCanless has served as MedCath’s senior vice president of risk management and decision support since 1996 and corporate compliance officer since January 1999. From 1993 to 1996, Ms. McCanless served as a principal of Decision Support Systems, Inc., a healthcare software and consulting firm that she co-founded. Prior to that, she was employed at the Charlotte Mecklenburg Hospital Authority where she served as vice president of administration, a department director, head nurse and staff nurse. Ms. McCanless received her undergraduate degree in nursing from the University of North Carolina at Charlotte.

Item 2.     Properties

      Our executive offices are located in Charlotte, North Carolina in approximately 32,580 square feet of leased commercial office space.

      Each of the ventures we have formed to develop a hospital owns the land and buildings of the hospital, with the exception of the land underlying the Heart Hospital of Austin, which we lease. Each hospital has pledged its interest in the land and hospital building to secure the long-term debt incurred to develop the hospital, and substantially all the equipment located at these hospitals is pledged as collateral to secure long-term debt. Each entity formed to own and operate a diagnostic and therapeutic facility leases its facility.

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

      We made a written demand of our former chief executive officer, David Crane, to exercise options to purchase 175,000 shares of our common stock at a price of $19 per share which we believe Mr. Crane was obligated to do upon the termination of his employment in accordance with the terms of a contract to purchase stock Mr. Crane entered into with the Company in 2001. Mr. Crane does not believe the contract is enforceable and has refused to exercise such options. While we believe that all other matters with respect to Mr. Crane’s severance have been resolved, we currently intend to file a lawsuit seeking to require Mr. Crane to exercise these options in accordance with the terms of the contract.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock began trading on July 24, 2001, on the Nasdaq National Market® under the symbol “MDTH.” At December 10, 2003, there were 17,942,620 shares of common stock outstanding, 83 holders of record. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq National Market:

Year Ended September 30, 2003	High	Low

First Quarter	$13.60	$9.40
Second Quarter	10.14	4.92
Third Quarter	6.70	3.15
Fourth Quarter	11.92	5.74

Year Ended September 30, 2002	High	Low

First Quarter	$21.00	$15.65
Second Quarter	23.24	15.70
Third Quarter	21.40	15.98
Fourth Quarter	18.32	11.20

      We have not declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock for the foreseeable future. The terms of our credit agreements also restrict us from paying cash dividends and making other distributions to our stockholders. We anticipate that we will retain all earnings, if any, to develop and expand our business. Payment of dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition and operating results.

      The shares of common stock sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the Securities and Exchange Commission on July 23, 2001. Of the net proceeds of approximately $137.0 million from the offering, we immediately used approximately $25.4 million to increase our ownership interest in five of our heart hospitals and approximately $18.0 million to pay all amounts outstanding under a $100.0 million credit facility. In October 2001, we used $17.4 million to increase our ownership interest in the Heart Hospital of New Mexico. In April 2003, we used $800,000 of the net proceeds from the offering to acquire an additional three percent ownership interest in Heart Hospital of New Mexico from its hospital investor partner. We have also invested approximately $14.1 million of the net proceeds from the public offering in our hospital development program. We expect to use the remaining approximate $61.3 million of net proceeds from the offering for development activities, working capital and other corporate purposes. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the use of the net proceeds from the offering. Pending those uses, we are investing the funds, along with our operating cash, in money market funds or similar short-term interest bearing, investment-grade securities, which are included in cash and cash equivalents in our consolidated balance sheet.

Item 6.	Selected Financial Data

      The selected consolidated financial data have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes, appearing elsewhere in this report.

      The following table sets forth our selected consolidated financial data as of and for the years ended September 30, 2003, 2002, 2001, 2000, and 1999.

	Year Ended September 30,

	2003	2002	2001	2000	1999

Consolidated Statement of Operations Data:
Net revenue	$542,986	$477,637	$377,007	$332,337	$255,756
Income (loss) from operations	$(33,740)	$55,784	$40,848	$18,543	$(9,865)
Net income (loss)	$(60,306)	$24,351	$1,051	$(13,635)	$(39,930)
Income (loss) from operations per share, basic	$(1.88)	$3.10	$3.14	$1.57	$(0.83)
Income (loss) from operations per share, diluted	$(1.88)	$3.08	$3.12	$1.57	$(0.83)
Earnings (loss) per share, basic	$(3.35)	$1.35	$0.08	$(1.15)	$(3.37)
Earnings (loss) per share, diluted	$(3.35)	$1.34	$0.08	$(1.15)	$(3.37)
Weighted average number of shares, basic(a)	17,989	18,012	13,007	11,837	11,836
Weighted average number of shares, diluted(a)	17,989	18,117	13,107	11,837	11,836
Cash Flow and Other Data:
Net cash provided by operating activities	$42,588	$69,692	$44,836	$16,626	$9,988
Net cash provided by (used in) investing activities	$(112,091)	$(90,751)	$11,222	$(13,163)	$(57,571)
Net cash provided by (used in) financing activities	$44,934	$25,470	$50,678	$(24,274)	$50,430
Adjusted EBITDA(b)	$66,928	$92,380	$66,740	$55,142	$32,944
Adjusted EBITDA, before pre-opening expenses(b)	$77,023	$100,719	$68,230	$55,691	$39,591
Selected Operating Data (consolidated):
Number of hospitals(c)	9	7	6	6	4
Licensed beds(d)	580	410	355	355	261
Staffed and available beds(e)	493	404	355	355	261
Admissions(f)	32,998	28,535	23,474	20,511	14,054
Adjusted admissions(g)	41,213	34,683	28,408	25,213	16,512
Patient days(h)	117,615	106,118	92,588	85,239	62,765
Average length of stay(i)	3.56	3.72	3.90	4.20	4.50
Occupancy(j)	65.4%	72.0%	71.5%	65.8%	65.9%
Inpatient catheterization procedures	17,537	15,839	11,950	10,821	7,687
Inpatient surgical procedures	8,750	7,288	6,577	6,354	4,657

	September 30,

	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,199	$118,768	$114,357	$7,621	$28,432
Working capital	$63,918	$97,825	$114,891	$13,895	$35,435
Total assets	$749,297	$741,041	$606,619	$485,667	$472,285
Long-term debt and capital leases, excluding current maturities	$311,698	$271,456	$210,747	$248,101	$235,698
Other long-term obligations	$7,164	$5,818	$3,643	$151	$3,295

	Year Ended September 30,

	2003	2002	2001	2000	1999

Reconciliation of Non-GAAP Financial Measures
Net income (loss)	$(60,306)	$24,351	$1,051	$(13,635)	$(39,930)
Add:
Income tax expense (benefit)	305	2,920	317	(24)	(1,338)
Minority interest share of earnings of consolidated subsidiaries	5,524	10,451	14,160	3,305	6,322
Equity in net (earnings) losses of unconsolidated affiliates	(3,541)	(3,007)	2,119	2,011	5,640
Other income (expense), net	(206)	(190)	327	(301)	(168)
Interest income	(1,373)	(2,337)	(3,521)	(3,428)	(2,533)
Interest expense	25,857	23,596	26,395	30,615	22,142
Impairments of goodwill and long-lived assets	58,865	—	985	—	10,935
Gain on sale of hospital	—	—	(13,461)	—	—
Loss on debt refinancing	—	—	1,560	—	—
Loss (gain) on disposal of property, equipment and other assets	258	(1,047)	162	(69)	1,314
Amortization	1,441	2,367	6,649	6,591	5,289
Depreciation	40,104	35,276	29,997	30,077	25,271

Adjusted EBITDA(b)	$66,928	$92,380	$66,740	$55,142	$32,944
Pre-opening expenses	10,095	8,339	1,490	549	6,647

Adjusted EBITDA, before pre-opening expenses(b)	$77,023	$100,719	$68,230	$55,691	$39,591

(a)	See Note 13 to the consolidated financial statements included elsewhere in this report.

(b)	We use Adjusted EBITDA and Adjusted EBITDA, before pre-opening expenses to measure the performance of our various operating entities, to compare actual results to historical and budgeted results, and to make capital allocations. We provide Adjusted EBITDA to investors to assist them in performing their analysis of our historical operating results. Further, we believe that many of our investors also invest in or have knowledge of, other healthcare companies that use Adjusted EBITDA as a financial performance measure. Because Adjusted EBITDA is a non-GAAP measure, Adjusted EBITDA, as defined above, and Adjusted EBITDA, before pre-opening expenses, as defined above, may not be comparable to other similarly titled measures of other companies. We provide Adjusted EBITDA, before pre-opening expenses to investors to provide a financial measure of our operations that excludes the effect of the hospitals under development during the reporting period. Included in the tables above is a schedule that reconciles Adjusted EBITDA and Adjusted EBITDA, before pre-opening expenses to our net income (loss).

(c)	Selected operating data includes consolidated hospitals in operation as of the end of period but does not include hospitals, which were accounted for using the equity method in our consolidated financial statements.

(d)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(e)	Staffed and available beds represent the weighted average number of beds that are readily available for patient use during the period.

(f)	Admissions represent the number of patients admitted for inpatient treatment.

(g)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(h)	Patient days represent the total number of days of care provided to inpatients.

(i)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(j)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

      We are a healthcare provider primarily focused on the diagnosis and treatment of cardiovascular disease. We design, develop, own, and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties. As of September 30, 2003, we owned and operated ten hospitals. These hospitals have a total of 635 licensed beds, of which 548 were staffed and available, and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota and Texas. In October 2003, we opened our eleventh hospital, which is located in the city of Glendale, near Milwaukee, Wisconsin. This hospital has 32 licensed beds. We are currently in the process of developing two hospitals, one in San Antonio, Texas and the other in Lafayette, Louisiana. We expect these to open in January 2004 and March 2004, respectively. These hospitals are designed to accommodate a total of 152 inpatient beds and will initially open with 92 licensed beds. Our hospital division accounted for 87.8% of our net revenue in fiscal 2003.

      In the discussions below, the results of operations for our hospital division exclude Heart Hospital of South Dakota, as we do not consolidate this hospital’s results of operations and financial position. We own a minority interest in this hospital and do not have substantive control over it, and therefore account for our minority ownership interest as an equity investment.

      In addition to our hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities in various locations and through mobile cardiac catheterization laboratories. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.

      We completed our initial public offering in July 2001 by issuing 6,000,000 new shares of common stock, The offering generated net proceeds of approximately $137.0 million. Concurrent with the public offering, we completed a series of transactions that we undertook to prepare for the public offering and to increase our ownership interest in some of our hospitals. First, we established MedCath Corporation as a new holding company by issuing 11,879,918 shares of our common stock in exchange for all of the outstanding shares of common stock of our predecessor holding company, MedCath Holdings, Inc. Second, we completed a series of transactions in which we issued 131,602 shares of our common stock valued at the public offering price and paid approximately $25.4 million cash to acquire additional ownership interests in five hospitals from our physician and other partners in each of those hospitals. The cash paid in these transactions was financed with a portion of the net proceeds from the public offering.

Hospital Ownership and Capital Structure

      Each of our hospitals is organized as either a limited liability company or limited partnership, with one of our wholly-owned subsidiaries serving as the manager or general partner and typically holding from 51% to 72% of the ownership interest in the entity. In most cases, our physician partners own the remaining ownership interests as members or limited partners. In some instances, local market conditions have made it advantageous for us to organize a hospital with a community hospital investing as a partner in addition to physicians. In two of our hospitals, there currently are hospital partners that hold ownership interests of 20% and 33%, respectively. We include in our consolidated financial statements hospitals over which we exercise substantive control, including all hospitals in which we own more than a 50% interest. We use the equity method of accounting for hospitals in which we hold less than a 50% interest and over which we do not exercise substantive control.

      The following table identifies our hospital ownership percentages as of the end of each of our three most recent fiscal years.

			MedCath Ownership %
			September 30,
		Opening Date
Hospital	Location	(Scheduled Opening Date)	2003	2002	2001

Arkansas Heart Hospital	Little Rock, AR	Mar. 1997	70.3%	70.3%	70.3%
Tucson Heart Hospital	Tucson, AZ	Oct. 1997	58.8%	58.8%	58.6%
Arizona Heart Hospital	Phoenix, AZ	Jun. 1998	70.6%	70.6%	70.6%
Heart Hospital of Austin	Austin, TX	Jan. 1999	70.9%	70.9%	70.9%
Dayton Heart Hospital	Dayton, OH	Sept. 1999	66.5%	66.5%	66.5%
Bakersfield Heart Hospital	Bakersfield, CA	Oct. 1999	53.3%	53.3%	53.3%
Heart Hospital of New Mexico	Albuquerque, NM	Oct. 1999	72.0%	69.0%	24.0%
Heart Hospital of South Dakota	Sioux Falls, SD	Mar. 2001	33.3%	33.3%	33.3%
Harlingen Medical Center	Harlingen, TX	Oct. 2002	51.1%	51.0%	51.0%
Louisiana Heart Hospital	St. Tammany Parish, LA	Feb. 2003	51.1%	52.6%	53.0%
The Heart Hospital of Milwaukee	Glendale, WI	Oct. 2003	60.3%	60.3%	—
TexSAn Heart Hospital	San Antonio, TX	(Jan. 2004)	51.0%	51.4%	51.8%
Heart Hospital of Lafayette	Lafayette, LA	(Mar. 2004)	55.8%	59.1%	—

      We increased our ownership interest in Tucson Heart Hospital from a minority to a majority ownership position in July 2001 and obtained substantive control of that hospital and began consolidating in our financial statements the hospital’s results of operations and financial position from the date of acquisition. We had previously been required to use the equity method of accounting for Tucson Heart Hospital, which means that we included in our consolidated statement of operations only a percentage of the hospital’s reported net income or loss for each reporting period as equity in net earnings (losses) of unconsolidated affiliates.

      Effective October 1, 2001, we used approximately $17.4 million of the net proceeds from the public offering to acquire an additional 45.0% ownership interest in the Heart Hospital of New Mexico from our physician and hospital partners. The acquisition increased our ownership interest in the Heart Hospital of New Mexico from a 24.0% minority ownership position to a 69.0% majority ownership position, and we obtained substantive control of the hospital. Accordingly, we began to consolidate in our financial statements the hospital’s results of operations and financial position from October 1, 2001 (the first day of our fiscal year 2002). Before acquiring this additional interest, we were required to account for our investment in the Heart Hospital of New Mexico using the equity method of accounting. We acquired an additional three percent interest in this hospital in April 2003 for $800,000 in cash.

      During fiscal 2000, we were approached with two offers to buy the McAllen Heart Hospital, in which we owned a 50.2% interest. On March 1, 2001, we sold the hospital to an affiliate of Universal Health Services, Inc. for approximately $56.0 million. Approximately $38.0 million of the sale proceeds were used to repay the hospital’s long-term debt, including intercompany debt. The majority of the net proceeds from this sale were distributed to the owners of the hospital based on their respective ownership percentages. The balance of the net proceeds will be distributed on the same basis when all contingent liabilities of the limited partnership that owned the hospital have been paid or eliminated.

      Hospitals under development are typically capitalized with a mix of debt and equity. Equity represents approximately 15% to 20% of a new hospital’s anticipated development costs and pre-opening expenses. Development costs include real estate acquisition, construction costs, and equipment purchases with debt accounting for the remainder of the project costs. Commercial banks or real estate investment trusts (REITS) typically provide financing to fund a portion of a hospital’s real estate acquisition, construction and related costs, while lenders affiliated with our equipment vendors typically provide debt financing for a hospital’s equipment needs.

New Hospital Development

      On October 2, 2002, we opened Harlingen Medical Center in Harlingen, Texas. This hospital, which represents our ninth hospital in operation, focuses on cardiovascular care as well as orthopedics, neurology, obstetrics and gynecology. On February 28, 2003, we opened Louisiana Heart Hospital in St. Tammany Parish just north of New Orleans, Louisiana. On October 14, 2003, we opened The Heart Hospital of Milwaukee. We currently have two additional hospitals remaining under development. One of the hospitals is located in San Antonio, Texas, which we expect to open in January 2004, and the other hospital is located in Lafayette, Louisiana, which we expect to open in March 2004.

      Once the entity that will own a new hospital is formed and the partners have contributed their capital, it typically takes approximately 18 to 24 months to develop the hospital. As of September 30, 2003 the development costs for our six most recently opened hospitals, including the cost of equipment and capitalized construction period interest, have ranged from $35.7 million to $56.5 million depending on the size of the hospital and its location. These costs were incurred throughout the construction period, with approximately 55% of the costs being incurred in the last six months before opening the hospital. In addition, we incur pre-opening expenses throughout the development process, with the majority of these expenses incurred during the six to eight month period immediately prior to opening the hospital. Pre-opening expenses for our six most recently opened hospitals have ranged between $3.3 million and $6.5 million per hospital. Approximately 54% of these pre-opening expenses were for personnel and 7% for marketing and advertising. The balance was distributed among several categories including staff recruitment and relocation, office and equipment rentals, travel and meals for the staff and other operating expenses such as property taxes, legal expenses, insurance and utilities.

      The United States Congress recently passed and President Bush signed into law the Medicare Modernization Act, which imposes an 18-month moratorium on the development of new physician-owned “specialty hospitals,” as such hospitals are defined in the statute, and in regulations we expect to be issued by the Department of Health and Human Services. Although the Medicare Modernization Act will not affect our ability to open the two hospitals we have under development, it is expected to prohibit our hospital development activities as currently configured through June 8, 2005, the expiration date of the moratorium. See “Business — Regulation — Fraud and Abuse Laws — Physician self-referral laws.” Management is currently conducting an in-depth, strategic review process to determine what changes to the Company’s new hospital development strategy are appropriate in response to the Medicare Modernization Act and other regulatory and operational developments. See “Business — Overview.”

Revenue Sources, Trends and Uncertainties

      Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. Based on our continued investment in the development of hospitals, we believe our hospital division’s percentage of consolidated net revenue will continue to increase in future periods.

      The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Year Ended September 30,

Division	2003	2002	2001*

Hospital	87.8%	83.7%	81.6%
Diagnostic services	9.3%	11.9%	12.1%
Corporate and other	2.9%	4.4%	6.3%

Net revenue	100.0%	100.0%	100.0%

*	Fiscal year 2001 is provided on a pro forma basis to reflect the sale of our McAllen Heart Hospital and the consolidation of Tucson Heart Hospital resulting from the transactions discussed above.

      Sources of Revenue by Payor. We receive payments for our services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations, and our patients directly. Generally, our net revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since cardiovascular disease disproportionately affects older people, the proportion of net revenue we derive from the Medicare program is higher than that of most general acute care hospitals. The following table sets forth the percentage of our hospital division’s net revenue we earned by category of payor in each of our last three fiscal years.

	Hospital Division
	Year Ended September 30,

Payor	2003	2002	2001

Medicare and Medicaid	58.3%	60.7%	61.1%
Commercial and other	41.7%	39.3%	38.9%

Total hospital division net revenue	100.0%	100.0%	100.0%

      Payments we receive from the Medicare and Medicaid programs for services rendered to patients also comprise a significant part of our total net revenue. The following table sets forth the percentage of consolidated net revenue we earned by category of payor in our last three fiscal years.

	Consolidated
	Year Ended September 30,

Payor	2003	2002	2001

Medicare and Medicaid	51.6%	52.1%	50.3%
Commercial and other	48.4%	47.9%	49.7%

Total consolidated net revenue	100.0%	100.0%	100.0%

      We are reimbursed by non-governmental payors using a variety of payment methodologies, such as fee-for-service charges and rates based on diagnosis related groups. We limit the number of per diem contracts we accept from managed care organizations because we believe these contracts do not reimburse us sufficiently for the efficiencies that we achieve in our hospitals. We do not accept capitation contracts from any payors.

      Revenue Trends and Uncertainties. We expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue to remain significant in future periods because the percentage of our total consolidated net revenue generated by our hospital division will continue to increase as we open new hospitals.

      The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect our business. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program for the Center for Medicare and Medicaid Services (CMS). Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a reasonable possibility that recorded estimates will change by a material amount in the near term. See “Item 1. Business — Reimbursement” and “— Regulation.”

      We expect that the changes in the outlier formula will decrease our outlier payments in fiscal 2004 by approximately $10.0 million to $11.0 million. We also expect that the increase in payment rates and revised wage indexes in fiscal 2004 will increase our net revenue by approximately $12.0 million to $13.0 million. However, because the regulations are subject to change, and due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating the impact of these announced changes on our net revenue, there is a reasonable possibility that our estimates will change by a material amount in the near future.

      Medicare reimburses hospitals for capital-related costs using one of two alternative methodologies based upon how the hospital is categorized under CMS regulations. We sought and received a written determination from one of our Medicare fiscal intermediaries on October 11, 2002 regarding the capital cost reimbursement methodology applicable to four of our hospitals. The fiscal intermediary’s October 2002 written determination confirmed the methodology being applied by those hospitals. We recorded and collected net revenue for services rendered by these hospitals at the estimated net realizable amount determined in accordance with the capital cost reimbursement methodology provided by the fiscal intermediary in its October 2002 determination. On August 11, 2003, we were notified by the fiscal intermediary that it had been directed by CMS to change, on a retroactive and prospective basis, the methodology confirmed by the fiscal intermediary in its October 2002 determination. We believe that the position taken by the fiscal intermediary in October 2002 was based upon a correct interpretation of applicable CMS regulations and intend to vigorously pursue our administrative, judicial and other remedies to reverse any final determination contrary to that position. If CMS does not revert to the determination made by the fiscal intermediary in October 2002, or maintains that it is appropriate to apply the change in methodology on a retroactive basis, we would be required to repay the Medicare program for the resulting reduction in previously reimbursed capital costs. If required, such repayments would be recorded as a change in accounting estimate and could result in a material reduction in our net revenue in the period recorded. Such change in reimbursement methodology could also have a material adverse impact on net revenue in future periods.

      In regards to the retroactive component, the fiscal intermediary has not advised us of the amount of reimbursement associated with the change in methodology. In addition to beginning the administrative process to challenge the August 11, 2003 determination, we have been, and remain, actively involved in negotiations with CMS to resolve this matter. Management believes based on the advice of counsel and the status of the negotiations with CMS, that we will not be required to repay the retroactive amount of reimbursement associated with the change in methodology. Accordingly, we have not recognized a contingent liability for the retroactive reimbursement in accordance with SFAS No. 5, Accounting for Contingencies.

      In regards to the prospective component, the fiscal intermediary began making payments for capital cost reimbursement under the new methodology for all claims submitted after August 11, 2003. The impact of this change for fiscal 2003 was a $1.2 million reduction in our net revenue. In addition, we estimate the impact of this change in reimbursement will be approximately $7.2 million in fiscal 2004. The impact will diminish rapidly in future years, based on how reimbursement is calculated, and we estimate that the cumulative negative impact for fiscal years 2004 through 2009 will be from $15.0 million to $16.0 million. While this prospective treatment is subject to our administrative challenges and negotiations with CMS, we have not recognized a contingent receivable for the decrease in the prospective reimbursement from August 11, 2003 through September 30, 2003. This accounting treatment is in accordance with SFAS No. 5, which does not permit contingent gains to be recorded until such amounts are realized. If we ultimately recover all, or some portion, of the decrease in prospective reimbursement, the amount will be recognized in the future period in which the settlement occurs.

      During fiscal 2003 and 2002, we owned and managed Gaston Cardiology Services, LLC, which generated net revenue of $8.3 million and $7.4 million, respectively. In November 2003, our partner in this venture exercised an option to terminate the arrangement. Consequently, our net revenue and operating results in fiscal 2004 will reflect the termination of this venture.

Critical Accounting Policies

      General. The discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a regular basis and make changes as experience develops or new information becomes known. Actual results may differ from these estimates under different assumptions or conditions.

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

      Revenue Recognition. Amounts we receive for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as commercial insurers, health maintenance organizations and preferred provider organizations are generally less than our established billing rates. Payment arrangements with third-party payors may include prospectively determined rates per discharge or per visit, a discount from established charges, per diem payments, reimbursed costs (subject to limits) and/or other similar contractual arrangements. As a result, net revenue for services rendered to patients is reported at the estimated net realizable amounts as services are rendered. We account for the difference between the estimated realizable rates under the reimbursement program and the standard billing rates as contractual adjustments, which are accrued on an estimated basis in the period that the related services are rendered and adjusted in future periods as adjustments become known and final settlements are determined. Estimates of contractual adjustments are made on a payor-specific basis and based on the best information available regarding our interpretation of the applicable laws, regulations and contract terms. We continually review the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of our programs. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties, which can take several years to determine. We record adjustments to the estimated billings as contractual adjustments in the periods that such adjustments become known or as the service years are no longer subject to audit, review or investigation. Due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted, and the other complexities involved in estimating our net revenue, there is a reasonable possibility that recorded estimates will change by a material amount in the near term.

      We also provide care to patients who meet certain criteria under our charity care policy without charge or at amounts less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported as net revenue.

      Our managed diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories operate under various contracts where management fee revenue is recognized under fixed-rate and percentage-of-income arrangements as services are rendered. In addition, certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories recognize additional revenue under cost reimbursement and equipment lease arrangements. Net revenue from our owned diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories is reported at the estimated net realizable amounts due from patients, third party payors, and others as services are rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors.

      Our consulting and management operations, which are included in our corporate and other division, operate under various contracts where management fee revenue is recognized under various percentage-of-income and cost-reimbursement arrangements and consulting and other revenue under service contractual arrangements as services are rendered.

      Allowance for Doubtful Accounts. Accounts receivable primarily consist of amounts due from third-party payors and patients in our hospital division. The remainder of our accounts receivable principally consist of amounts due from billings to hospitals for various cardiovascular care services performed in our diagnostics division and amounts due under consulting and management contracts in our cardiology consulting and management operations. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of our respective hospitals and other business units. Within our hospital division, which comprised 89.5% of our accounts receivable at September 30, 2003 and 87.8% of our net revenue for fiscal 2003, we rely on periodic detailed reviews of historical collections and write-offs at each of our hospitals to estimate this allowance. Adverse changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health care reimbursement could affect our collection of accounts receivable.

      General and Professional Liability Risk. On June 1, 2002, our three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis, expired and we entered into a new partially self-insured coverage program. At that time, we purchased a tail insurance policy to provide first-dollar coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy. We recognized the full cost of the tail insurance policy as an operating expense in the third quarter of fiscal 2002 as required by generally accepted accounting principles in the United States. From June 1, 2002 through May 31, 2003, we were partially self-insured under a claims-made policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. Effective June 1, 2003, we entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to $5.0 million of retained liability per claim for the first two claims reported during the policy year at one of our hospitals. Because of our self-insured retention levels, we are required to recognize an estimated expense/liability for the amount of our retained liability applicable to each malpractice claim. As of September 30, 2003, the total estimated liability for our self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $3.7 million, which is included in current liabilities in our consolidated balance sheet. We maintain this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on our historical experience with claims and assumptions about future events.

      In addition to reserves for medical malpractice, we also maintain reserves for our self-insured healthcare and dental coverage provided to our employees. As of September 30, 2003, our total estimated reserve for self-insured liabilities on employee health and dental claims was $2.3 million, which is included in current liabilities in our consolidated balance sheet. We maintain this reserve based on our historical experience with claims. We also maintain commercial stop loss coverage for our health and dental insurance program of $100,000 per plan participant.

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

      Impairment of Long-Lived Assets. Effective October 1, 2002, the beginning of our fiscal year 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets, which superceded SFAS No. 121. In accordance with SFAS No. 144, we assess the carrying value of long-lived assets, other than goodwill and other intangible assets, for potential impairment whenever events or changes in circumstances indicate that the carrying value of the asset, or related group of assets, may not be recoverable. We continually consider internal and external factors such as hospital and physician contract changes, local market developments, changes in third-party reimbursement methodologies, national health care trends, and other publicly available information. Measurement of the amount of the impairment, if any, may be based on quoted market prices, if available, or an estimate based on valuation techniques available in the circumstances, including discounted cash flows using our cost of capital. The estimates of these future cash flows are based on assumptions and projections that we believe to be reasonable and supportable. As considerable judgment is necessary to estimate future cash flows and fair values, there is a reasonable possibility that actual results may vary significantly from such estimates. No impairment charges were recognized for our fiscal years 2003 and 2002. An impairment charge of $985,000 was recognized during our fiscal year 2001.

      Goodwill. Goodwill arising from business combinations completed after June 30, 2001 is accounted for under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. Also effective October 1, 2001, the beginning of our fiscal year 2002, we adopted the remaining provisions of SFAS No. 142. Accordingly, we do not amortize goodwill, but rather we subject our goodwill to an annual test (at September 30) for potential impairment by comparing the estimated fair value of each of our reporting units to its carrying amount, including goodwill. We will also test goodwill of our reporting units between annual tests if an event occurs, or circumstances change, that indicate an impairment may exist, in accordance with SFAS No. 142. We estimate the fair value of our reporting units principally using discounted cash flows and multiples of earnings valuation methods. We typically also engage independent third-party valuation experts to assist in calculating the fair value of our reporting units, and the fair values of our reporting units’ tangible and identifiable intangible assets to the extent necessary to determine the amount of any impairment charges.

      During fiscal year 2003, we subjected our goodwill to both an interim test in March 2003 and an annual test at September 30, 2003. In March 2003, we determined that the decline in our market capitalization, as measured by our common stock price, since September 30, 2002 represented an event requiring an interim goodwill impairment test to be performed. The results of this test concluded no goodwill impairment existed at March 2003. In September 2003, we performed another goodwill impairment test. This testing date was consistent with both our designated annual testing date under SFAS No. 142 and a new triggering event, which was the preparation of our fiscal 2004 financial budget during the fourth quarter of fiscal 2003. The results of this test concluded our goodwill was impaired, and based on the hypothetical purchase price methodology required under SFAS No. 142, we determined the amount of the goodwill impairment to be approximately $58.9 million at September 30, 2003. The $58.9 million impairment charge consisted of $43.5 million related to our hospital division reporting unit, which reduced its remaining goodwill to $75.0 million at September 30, 2003, and $15.4 million related to our diagnostics division reporting unit, which reduced its remaining goodwill to $0 at September 30, 2003.

      Earnings Allocated to Minority Interests. Earnings allocated to minority interests represent the allocation of profits and losses to minority owners in our consolidated subsidiaries. With respect to our consolidated hospitals, each hospital’s profits and losses are generally allocated for accounting purposes to us and our minority partners on a pro rata basis in accordance with the respective ownership percentages. However, if the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of our partners, then we are required, due to the respective at risk capital positions, by accounting principles generally accepted in the United States to recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all owners on a pro rata basis. In such cases, we will then recognize a disproportionate share of the hospital’s future profits to the extent we have previously recognized a disproportionate share of the hospital’s losses. The determination of at-risk capital position is based on the specific terms of each hospital’s operating agreement, including each partner’s contributed capital, obligation to provide working capital loans, to contribute additional capital, or to guarantee the outstanding obligations of the hospital. During each of our fiscal years 2003, 2002 and 2001, our reported earnings allocated to minority interests of $5.5 million, $10.5 million, $14.2 million, respectively, would have been $512,000, $12.5 million and $16.7 million had we not recognized disproportionate allocations as described above. Therefore, for the fiscal years 2003, 2002 and 2001, our reported income (loss) before income taxes of $(60.0) million, $27.3 million and $1.4 million, respectively, would have been $(55.0) million, $25.3 million and $(1.1) million.

      We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profits of our hospitals. As of September 30, 2003, we had remaining cumulative disproportionate loss allocations of approximately $21.5 million that we may recover in future periods, or be required to recognize additional disproportionate losses, depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in disproportionate allocation depending on their results of operations in future periods.

      Income Taxes. Income taxes are provided for under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or their future deductibility is uncertain.

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

      During fiscal 2003, our effective income tax rate was 0.5%, which was below our statutory rate of 33.7% due primarily to non-deductibility for income tax purposes of the $58.9 million impairment of goodwill. In future periods we expect our effective income tax rate, and related income tax expense or benefit, to increase and more closely approximate our statutory rate. In addition, the amount of current income tax liability we will have in future periods may be offset by $22.1 million and $50.0 million of gross federal and state, respectively, net operating loss carryforwards from prior periods we have available as of September 30, 2003.

Results of Operations

      The following table presents, for the periods indicated, information expressed as a percentage of net revenue. This information has been derived from the audited consolidated statements of operations included elsewhere in this report.

	Year Ended September 30,

	2003	2002	2001

Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Personnel expense	31.7%	28.9%	28.3%
Medical supplies expense	25.2%	22.8%	24.2%
Bad debt expense	4.9%	4.7%	5.4%
Other operating expenses	24.0%	22.5%	23.9%
Pre-opening expenses	1.9%	1.7%	0.4%
Depreciation	7.4%	7.4%	8.0%
Amortization	0.3%	0.5%	1.8%
Loss (gain) on disposal of property, equipment and other assets	0.0%	(0.2)%	0.0%
Loss on debt refinancing	—	—	0.4%
Gain on sale of hospital	—	—	(3.57)%
Impairment of goodwill and long-lived assets	10.8%	—	0.3%
(Loss) income from operations	(6.2)%	11.7%	10.8%
Other income (expenses):
Interest expense	(4.8)%	(4.9)%	(7.0)%
Interest income	0.3%	0.5%	0.9%
Other income, net	0.0%	0.0%	(0.1)%
Equity (loss) in net earnings of unconsolidated affiliates	0.7%	0.6%	(0.6)%
(Loss) income before minority interest and income taxes	(10.0)%	7.9%	4.1%
Minority interest share of earnings of consolidated subsidiaries	(1.0)%	(2.2)%	(3.8)%
(Loss) income before income taxes	(11.1)%	5.7%	0.4%
Income tax expense	(0.1)%	(0.6)%	(0.1)%
Net (loss) income	(11.1)%	5.1%	0.3%

Fiscal Year 2003 Compared to Fiscal Year 2002

      Net revenue increased $65.4 million, or 13.7%, to $543.0 million for our fiscal year ended September 30, 2003 from $477.6 million for our fiscal year ended September 30, 2002. The $65.4 million increase in net revenue resulted from a $77.1 million increase generated by our hospital division, offset in part by an $6.0 million decrease in our diagnostics division and a $5.8 million decrease in our corporate and other division, which includes our cardiology consulting and management operations.

      The $77.1 million increase in our hospital division’s net revenue was primarily attributable to the opening of Harlingen Medical Center on October 2, 2002 and the opening of Louisiana Heart Hospital on February 28, 2003. Harlingen Medical Center and Louisiana Heart Hospital generated $58.8 million of the $77.1 million increase in our hospital division’s net revenue during fiscal 2003. The $6.0 million decrease in our diagnostic services division was primarily the result of the $9.7 million of net revenue arising from management fees that we recognized in the second quarter of fiscal 2002 as a result of the favorable settlement of the Sun City Cardiac Center billing dispute. Excluding the effect of this favorable settlement, our diagnostics division generated a $3.7 million increase in net revenue during fiscal 2003 compared to fiscal 2002. This $3.7 million increase was primarily due to the increase in net revenue generated by new diagnostic and therapeutic facilities opened since fiscal 2002, offset in part by a decrease in net revenue in our mobile cardiac catheterization laboratories and in one of our hospital-based cardiac diagnostic and therapeutic facilities due to a decline in the number of procedures performed during fiscal 2003 compared to fiscal 2002. The $5.7 million decrease in our corporate and other division’s net revenue was primarily due to a decrease in our cardiology consulting and management operations and included a $1.0 million decrease due to the expiration of a management contract during fiscal 2002 and a $4.7 million decrease due to the restructuring of one of our two physician management contracts in the third quarter of fiscal 2003. The restructuring of the physician management contracts during the third quarter of fiscal 2003 reduced management fee revenue, but more significantly eliminated the cost reimbursement arrangement whereby we were previously reimbursed for costs on a pass through basis. The change of the reimbursement terms of this contract reduced both net revenue and certain of our operating expenses by corresponding amounts, and therefore had no impact on our consolidated loss from operations or our consolidated net loss for fiscal 2003.

      On a same facility basis in our hospital division, net revenue increased $19.1 million, or 4.8%, to $418.1 million for fiscal 2003 from $399.0 million for 2002. This $19.1 million increase includes the impact of an additional $2.2 million of net revenue that was recognized in the third quarter of fiscal 2002 by one of our hospitals as a result of a favorable settlement of a billing dispute with a managed care provider. Excluding this $2.2 million of additional net revenue from the third quarter of fiscal 2002, our hospital division’s net revenue increased $21.3 million. This increase in net revenue was due to an increase in the number of procedures performed and an increase in billing rates in our same facility hospitals during fiscal 2003 compared to fiscal 2002. This increase in net revenue was achieved after the impact of a $1.2 million reduction in our net revenue during the fourth quarter of fiscal 2003 resulting from an unanticipated change by one of our Medicare fiscal intermediaries in their interpretation of how the capital cost reimbursement methodology should be applied at four of our hospitals See “Revenue Sources, Trends and Uncertainties — Revenue Trends and Uncertainties”. On a same facility basis in our hospital division, admissions decreased 0.9% and adjusted admissions declined 0.1%. These operating measures reflect the impact of events at two of our hospitals. The first was lower patient volume at Bakersfield Heart Hospital during the first six months of fiscal 2003 due to the transition associated with the reopening of the hospital’s emergency department during the second quarter of fiscal 2003. The second was lower inpatient volumes and net revenue in Tucson Heart Hospital during fiscal 2003 due to: (i) an increase in emergency room capacity in the market by competitors; (ii) an increase in the number of patients using the hospital’s outpatient services; (iii) an apparent reduction in the number of winter visitors in the market for healthcare, which we believe is related to the poor economy, and (iv) a mild flu season in the market. On a same facility basis excluding the impact of these two hospitals, admissions increased 2.7% and adjusted admissions increased 2.0% for fiscal 2003 compared to 2002.

      Also on a same facility basis, inpatient catheterization procedures increased 4.7% and inpatient surgical procedures increased 6.4% for fiscal 2003 compared to fiscal 2002. Average length of stay in our same facility hospitals decreased to 3.61 days for fiscal 2003 compared to 3.72 days for fiscal 2002.

      A significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which represented 51.6% and 52.1% of our net revenue for fiscal 2003 and 2002, respectively. See “Revenue Sources, Trends and Uncertainties — Revenue Trends and Uncertainties”.

      Personnel expense increased $34.2 million, or 24.8%, to $172.3 million for fiscal 2003 from $138.1 million for fiscal 2002. The $34.2 million increase in personnel expense was primarily due to a $36.2 million increase generated by our hospital division, which included a $24.4 million increase attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during fiscal 2003. The remaining $11.8 million increase in our same facility hospitals was primarily due to higher wage rates and benefit costs, offset in part by a decrease in the use of contract nurses in our same facility hospitals during fiscal 2003 compared to fiscal 2002 and a decrease in staffing at one of our hospitals related to the decline in admissions and procedures performed in that hospital, primarily related to the closing of the emergency department as previously discussed, during the first six months of fiscal 2003. The increase in the hospital division’s personnel expense was offset in part by a decrease in our corporate and other division’s personnel expense due to the change in the physician management contract in our cardiology consulting and management operations whereby certain reimbursable costs are no longer being passed through our operations, as previously discussed. As a percentage of net revenue, personnel expense increased to 31.7% for fiscal 2003 from 28.9% for fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from fiscal 2003 and excluding the $9.7 million of net revenue resulting from the Sun City settlement and the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider from fiscal 2002, personnel expense represented 30.5% of net revenue for fiscal 2003 compared to 29.6% for fiscal 2002.

      Medical supplies expense increased $27.8 million, or 25.5%, to $136.7 million for fiscal 2003 from $108.9 million for fiscal 2002. Of this $27.8 million increase in medical supplies expense, our hospital division generated a $24.8 million increase that included an increase of $11.1 million attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during fiscal 2003. The remaining increase of $13.7 million in our same facility hospitals was primarily due to a 6.4% increase in surgical procedures and a 4.7% increase in catheterization procedures performed during fiscal 2003 compared to fiscal 2002 combined with the increase in costs resulting from the introduction of drug eluting stents in April 2003. The increase in surgical procedures during 2003 included a significant increase in procedures that use higher cost medical devices and supplies, such as automatic interior cardiac devices (AICD) and pacemaker procedures. Surgical procedures typically involve higher cost medical devices and supplies than catheterization procedures, and certain surgical procedures such as AICDs and pacemaker procedures involve high-cost devices, which makes our medical supplies expense sensitive to changes in case mix of procedures at each of our individual hospitals. In addition, the introduction of drug eluting stents in April 2003 contributed to higher supply cost during the last five months of fiscal 2003. The remaining $3.0 million increase in medical supplies expense was incurred by our diagnostics division and was primarily due to the net revenue growth in its operations, a change in procedure mix in one of our diagnostic centers, and the increased costs associated with drug eluting stents during fiscal 2003. Under the agreements with our hospital customers where we operate cardiac diagnostic and therapeutic centers, we are typically able to pass through most of the increased costs associated with drug eluting stents. As a percentage of net revenue, medical supplies expense increased to 25.2% for fiscal 2003 from 22.8% for fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from fiscal 2003 and excluding the $9.7 million of net revenue resulting from the Sun City settlement and the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider from fiscal 2002, medical supplies expense represented 25.9% of net revenue for fiscal 2003 compared to 23.4% for fiscal 2002. We expect our same facilities medical supplies expense to continue to increase as new technologies are introduced into the cardiovascular care market and as we experience increased utilization of AICD and pacemaker procedures that use high-cost devices. The amount of increase in our medical supplies expense, and the relationship to net revenue, in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific technology by physicians in providing patient care, as well as any changes in reimbursement amounts we may receive from Medicare and other payors. Also as previously discussed, we expect our medical supplies expense in future periods will remain sensitive to changes in case mix of procedures at our hospitals.

      Bad debt expense increased $4.5 million, or 20.2%, to $26.8 million for fiscal 2003 from $22.3 million for fiscal 2002. This $4.5 million increase was primarily due to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during fiscal 2003, offset in part by a decrease in bad debt expense of our same facility hospitals due to the continued improvement in the receivables collection procedures and the decline in our hospital division’s days of net revenue in accounts receivable. Our same facility hospitals’ days of net revenue in accounts receivable, based on fiscal year net revenue, was 50 days as of September 30, 2003 compared to 56 days as of September 30, 2002. We primarily attribute the decline in days of net revenue in accounts receivable and the decline in bad debt expense in our same facility hospitals to the receivables collection procedures and other processes we implemented in our business offices during fiscal 2002. As a percentage of net revenue, bad debt expense increased to 4.9% for fiscal 2003 from 4.7% for fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from fiscal 2003 and excluding the $9.7 million of net revenue resulting from the Sun City settlement and the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider from fiscal 2002, bad debt expense represented 4.0% of net revenue for fiscal 2003 compared to 4.8% for fiscal 2002. We expect our bad debt expenses to increase in fiscal 2004 compared to fiscal 2003 due to an increase in operating activity related to the opening of the hospitals we currently have under development.

      Other operating expenses increased $22.6 million, or 21.0%, to $130.2 million for fiscal 2003 from $107.6 million for fiscal 2002. Other operating expenses include primarily maintenance, rent, property taxes, insurance, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $22.6 million increase in other operating expenses, our hospital division generated a $23.6 million increase and our diagnostics division generated a $676,000 increase, which were partially offset by a $1.7 million decrease in our corporate and other division. The $23.6 million increase in our hospital division’s other operating expenses included a $17.3 million increase attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during fiscal 2003. The remaining $6.3 million increase in our hospital division’s other operating expenses was primarily due to an overall increase in our insurance costs, primarily medical malpractice insurance costs, including both premiums and self-insured retention, of our same facility hospitals during fiscal 2003 compared to fiscal 2002, see “Critical Accounting Policies — General and Professional Liability Risk” and “Item 1. Business — Insurance” and an increase in the maintenance expense at some of our same facility hospitals. The $676,000 increase in our diagnostic services division’s other operating expenses was primarily due to the increase in insurance costs and net revenue growth in the division’s operations, as previously discussed, offset in part by a decrease in legal expenses during fiscal 2003 compared to fiscal 2002. The decrease in the diagnostics division’s legal expenses was attributable to an unusually high amount of legal expenses incurred during fiscal 2002 relating to the Sun City settlement. The $1.7 million decrease in other operating expenses of our corporate and other division was primarily due to the expiration of a management contract during fiscal 2002 and the change in a physician management contract in the third quarter of fiscal 2003 in our cardiology consulting and management operations, as previously discussed. These decreases in other operating expenses were offset in part by increases resulting from severance costs recognized for certain of our previous executive officers, net of bonuses not paid, and costs associated with an offering of debt securities that we elected to delay during the fourth quarter of fiscal 2003. As a percentage of net revenue, other operating expenses increased to 24.0% for fiscal 2003 from 22.5% for fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from fiscal 2003 and excluding the $9.7 million of net revenue and the $1.1 million of legal expense resulting from the Sun City settlement and the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider from fiscal 2002, other operating expense represented 23.3% of net revenue for fiscal 2003 compared to 22.9% for fiscal 2002.

      Pre-opening expenses increased $1.8 million, or 21.7%, to $10.1 million for fiscal 2003 from $8.3 million for fiscal 2002. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of September 30, 2003, we had three hospitals under development, including The Heart Hospital of Milwaukee, TexSAn Heart Hospital and Heart Hospital of Lafayette. We opened The Heart Hospital of Milwaukee on October 14, 2003 and expect to open TexSAn Heart Hospital in January 2004 and Heart Hospital of Lafayette in March 2004. We expect pre-opening expenses for these three hospitals will range from approximately $3.5 million to $5.0 million per hospital. Historically, based on our six most recently developed majority-owned hospitals, approximately 54% of our pre-opening expenses for a new hospital have been for personnel and 7% for marketing and advertising. The remaining costs have been distributed among several categories including staff recruitment, office and equipment rentals, travel and other operating expenses such as legal expense and utilities. While we incur pre-opening expenses throughout the development process, we expect to incur the majority of these expenses during the six to eight month period immediately prior to the opening of the hospital. As of September 30, 2002, we had five hospitals under development.

      We expect pre-opening expenses to decrease for fiscal 2004 compared to fiscal 2003 as development activity related to our hospitals remaining under development will be completed during the first six months of fiscal 2004. In addition, The United States Congress recently passed and President Bush signed into law the Medicare Modernization Act, which imposes an 18-month moratorium on the development of new physician-owned “specialty hospitals,” as such hospitals are defined in the statute and interpretative regulations we expect to be issued by the Department of Health and Human Services. Although the Medicare Modernization Act will not affect our ability to open our two hospitals currently under development, it is expected to prohibit our hospital development activities as currently configured through June 8, 2005, the expiration date of the moratorium. See “Business — Regulation — Fraud and Abuse Laws — Physician self-referral laws”.

      Depreciation increased $4.8 million, or 13.6%, to $40.1 million for fiscal 2003 from $35.3 million for fiscal 2002. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of Harlingen Medical Center and Louisiana Heart Hospital, offset in part by a decrease related to equipment that became fully depreciated since fiscal 2002 at some of our older hospitals. We expect depreciation expense to be higher for fiscal 2004 compared to fiscal 2003 due to the opening of our two new hospitals during fiscal 2003 and the openings of three additional new hospitals during the first six months of fiscal 2004.

      Amortization decreased approximately $1.0 million, or 41.7%, to $1.4 million for fiscal 2003 from $2.4 million for fiscal 2002. This decrease was primarily due to the write-off of other intangible assets in connection with the settlement and expiration of a management contract during fiscal 2002 and a change in the estimated useful life of certain intangible assets related to the change in the physician management contract in our cardiology consulting and management operations during the third quarter of fiscal 2003. The decrease was also partially due to other intangible assets that became fully amortized during the fourth quarter of fiscal 2002 in our corporate and other division.

      During fiscal 2002, we recognized a $1.2 million gain on the settlement of a management contract in our cardiology consulting and management operations that occurred in December 2001. This gain is included in gain on sale of property, equipment and other assets in our consolidated financial statements.

      In September 2003, we performed a goodwill impairment test in accordance with SFAS No. 142, which requires that we do not amortize goodwill, but rather subject our goodwill to an impairment test on an annual basis (at September 30 under our accounting policies), and between annual dates if an event occurs, or circumstances change, that indicate an impairment may exist. The results of this test concluded our goodwill was impaired, and based on the hypothetical purchase price methodology required under SFAS No. 142, we determined the amount of the goodwill impairment to be approximately $58.9 million at September 30, 2003. After recognizing this impairment, we have remaining goodwill of $75.0 million related to our hospital division, which will continue to be subject to periodic impairment tests, and could result in material charges if such amounts are determined to be impaired in future periods.

      Interest expense increased by $2.3 million, or 9.7%, to $25.9 million for fiscal 2003 from $23.6 million for fiscal 2002. This increase in interest expense was primarily due to the operations of Harlingen Medical Center and Louisiana Heart Hospital, offset in part by a decrease in interest expense of our same facility hospitals resulting from a decrease in outstanding debt through scheduled principal payment reductions and lower interest rates on our variable rate debt during fiscal 2003 compared to 2002. In addition, we capitalized approximately $1.4 million and $1.1 million of interest expense as part of the capitalized construction costs of our hospitals under development, which was not included in interest expense recognized for fiscal 2003 and fiscal 2002, respectively. Interest income decreased to $1.4 million for fiscal 2003 from $2.3 million for fiscal 2002, which was primarily due to the decline in interest rates and balance of our variable rate short-term investments, which are included in cash and cash equivalents in our consolidated balance sheets. We expect the total amount of our outstanding indebtedness will increase in future periods as a result of the debt we will incur to finance the development of our hospitals currently under development and any others that we may begin to develop in future periods. Accordingly, we expect our interest expense to increase in future periods consistent with the increase in our indebtedness and changes in market interest rates.

      Equity in earnings of unconsolidated affiliates increased $534,000, or 17.8%, to $3.5 million for fiscal 2003 from $3.0 million for fiscal 2002, which was primarily due to improved operating results from our unconsolidated affiliate hospital. We have only one hospital in which we hold less than a 50.0% equity interest and over which we do not have substantive control, such that we were required to account for as an equity investment during fiscal 2003 and 2002. We also continue to hold a small number of additional equity investments in our diagnostic services division, our corporate and other division, and in one of our hospitals.

      Earnings allocated to minority interests decreased $5.0 million, or 47.6%, to $5.5 million for fiscal 2003 from $10.5 million for fiscal 2002. Excluding the effect of the $3.0 million allocated to minority interests during fiscal 2002 resulting from the Sun City settlement, earnings allocated to minority interests decreased $2.0 million for fiscal 2003 compared to fiscal 2002. This $2.0 million decrease was primarily due to the losses allocated to minority interest in Harlingen Medical Center and Louisiana Heart Hospital, losses allocated in our hospitals under development resulting from the increase in pre-opening expenses at those hospitals, and a decline in the operating results of one of our same facility hospitals during fiscal 2003 compared to fiscal 2002. These decreases to minority interest were offset in part by an increase in minority interest in the earnings of one of our hospitals in which we recognized a disproportionate share of the profits during fiscal 2002 compared to our pro rata share during fiscal 2003. During fiscal 2003, our reported earnings allocated to minority interests of $5.5 million would have been an earnings allocation of $512,000 had we not recognized disproportionate allocations at our hospitals. Therefore, our reported loss before income taxes of $60.0 million would have been a loss of $55.0 million. See additional discussion of disproportionate allocations under the caption above “Critical Accounting Policies — Earnings Allocated to Minority Interests”.

      Income tax expense decreased to $305,000 for fiscal 2003 from $2.9 million for fiscal 2002. Our effective tax rate for fiscal 2003 was 0.5% compared to an effective tax rate of 10.7% for fiscal 2002. For fiscal 2003, our reported loss before income taxes of $60.0 million included a $58.9 million impairment of goodwill, which is non-deductible on a permanent basis for tax purposes. Accordingly, our loss before income taxes that was subject to current and deferred taxes was only $1.1 million, and we recognized income tax expense of $305,000, which was comprised of $846,000 of current income tax expense offset by $541,000 of deferred income tax benefit during fiscal 2003. Because we continue to have federal and state net operating loss carryforwards available from prior periods to offset our current tax liability, we have no material current cash income tax liability and the majority of our income tax expense is deferred. In future periods we expect our effective income tax rate, and related income tax expense or benefit, to increase to more closely approximate our statutory rate. In addition, the amount of current income tax liability we will have in future periods may be offset by $22.1 million and $50.0 million of gross federal and state, respectively, net operating loss carryforwards from prior periods we have available as of September 30, 2003.

Fiscal Year 2002 Compared to Fiscal Year 2001

      Net revenue increased $100.6 million, or 26.7%, to $477.6 million in our fiscal year ended September 30, 2002 from $377.0 million in our fiscal year ended September 30, 2001. Of the $100.6 million increase in net revenue, our hospital division generated a $92.4 million increase and our diagnostics division generated an $11.0 million increase. These increases were partially offset by a $2.8 million decrease in our corporate and other division, which includes our cardiology consulting and management operations.

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

      The $11.0 million increase in our diagnostics division includes the effect of two events. In the third quarter of fiscal 2001, we received an arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, which increased net revenue for fiscal 2001 by $3.2 million. In the second quarter of fiscal 2002, we recognized a $9.7 million increase in net revenue from management fees resulting from the favorable settlement of a billing dispute between one of our managed diagnostic centers, Sun City Cardiac Center, and Sun Health Corporation, which owns and operates the hospital where the center is located. Under the terms of the settlement, Sun City Cardiac Center was awarded total proceeds of $11.2 million relating to service fees, attorney fees and interest costs owed during the period of the contractual dispute. We own a 65% interest in Sun City Cardiac Associates, which manages Sun City Cardiac Center and receives management fees for performing such services. Excluding the effect of these two events, our diagnostic services division generated a $4.5 million increase in net revenue for fiscal 2002 compared to fiscal 2001. This $4.5 million increase was primarily due to rate increases over the prior year, including those resulting from a new services agreement executed with the Sun City Cardiac Center, an increase in the number of diagnostic procedures over the prior year in several of our diagnostic and therapeutic centers, and to the opening of three new diagnostic and therapeutic centers during the second quarter of fiscal 2002. These increases in net revenue were partially offset by a decrease attributable to the curtailment of procedures in one of our diagnostic and therapeutic centers that we elected to close in October 2002 due to the center’s results of operations not meeting our long-term strategic objectives.

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

      On a same facility basis in our hospital division, which includes Tucson Heart Hospital and excludes Heart Hospital of New Mexico and McAllen Heart Hospital, net revenue increased $19.0 million, or 5.8%, to $345.8 million for fiscal 2002 from $326.8 million for fiscal 2001. Admissions decreased 5.6% and adjusted admission declined 2.9%. These operating measures reflect the impact of certain events at two of our hospitals. The first was our decision to convert the emergency department to a chest pain clinic at Bakersfield Heart Hospital. The primary reason we converted the emergency department to a chest pain clinic was in response to a payment dispute with a large managed care provider in that market. As we anticipated at the time of the conversion, the hospital experienced a decline in overall admissions after the conversion. During the third quarter of fiscal 2002, we reached a favorable settlement with the managed care provider. As a result of this settlement and other factors, we evaluated whether to reopen the emergency department provided it would not detract us from our primary mission of providing quality cardiovascular care. In December 2002, Bakersfield Heart Hospital’s board of directors approved such a plan to reopen the emergency department, and we reopened the emergency department during the second quarter of fiscal 2003. The second event affecting our same facility operating measures was our decision to terminate several managed care relationships, primarily associated with our Tucson Heart Hospital, that we determined no longer met our long-term strategic objectives. The final event impacting our same facility operating measures was a reduction in available beds during the fourth quarter of fiscal 2002 at two of our hospitals due to renovations and repairs being performed at these facilities. These renovations resulted in 36 fewer beds being available at these two hospitals during the fourth quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001. All of these 36 beds were placed back in service by the end of the first quarter of fiscal 2003.

      Also on a same facility basis, inpatient catheterization procedures increased 4.5% while inpatient surgical procedures decreased 6.4% for fiscal 2002 compared to fiscal 2001. Average length of stay in our same facility hospitals decreased 2.9% to 3.65 days for fiscal 2002 compared to 3.76 days for fiscal 2001.

      Personnel expense increased $31.4 million, or 29.4%, to $138.1 million for fiscal 2002 from $106.7 million for fiscal 2001. The $31.4 million increase was primarily incurred by our hospital division and included $23.2 million that was attributable to the net increase resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of our McAllen Heart Hospital. The remaining increase of $8.2 million was primarily due to higher wage rates and benefit costs at our other hospitals, and an increase in use of contract nurses in certain of our hospitals during fiscal 2002 compared to fiscal 2001. As a percentage of net revenue, personnel expense increased slightly to 28.9% for fiscal 2002 from 28.3% for fiscal 2001. Excluding the $2.2 million of net revenue resulting from the Bakersfield Heart Hospital billing dispute settlement, and the $9.7 million of net revenue resulting from the Sun City Cardiac Center settlement, personnel expense represented 29.6% of net revenue for fiscal 2002. Similarly, excluding the $3.2 million of net revenue from the arbitration award in our diagnostics division, personnel expense represented 28.5% of net revenue for fiscal 2001.

      Medical supplies expense increased $17.5 million, or 19.1%, to $108.9 million for fiscal 2002 from $91.4 million for fiscal 2001. This $17.5 million increase was primarily incurred by our hospital division, and included a net increase of $17.2 million resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining increase of $300,000 in our other hospitals was primarily due to the increased number of procedures performed during fiscal 2002 compared to fiscal 2001, offset in part by the improved pricing realized from volume purchasing opportunities and vendor consolidation initiatives in our hospital division. As a percentage of net revenue, medical supplies expense decreased to 22.8% for fiscal 2002 from 24.2% for fiscal 2001. Excluding the $2.2 million of net revenue resulting from the Bakersfield Heart Hospital billing dispute settlement, and the $9.7 million of net revenue resulting from the Sun City Cardiac Center settlement, medical supplies expense represented 23.4% of net revenue for fiscal 2002. Similarly, excluding the $3.2 million of net revenue from the arbitration award in our diagnostic services division, medical supplies expense represented 24.5% of net revenue for fiscal 2001.

      Bad debt expense increased $1.8 million, or 8.8%, to $22.3 million for fiscal 2002 from $20.5 million for fiscal 2001. This $1.8 million increase in bad debt expense was due to a $3.8 million net increase resulting from the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. This $3.8 million increase was partially offset by a $2.0 million decrease in bad debt expense at our other hospitals. Our hospital division’s days of net revenue in accounts receivable were 56 days as of September 30, 2002 compared to 67 days as of September 30, 2001. We attribute this decline in days and the decrease in our same facility hospitals’ bad debt expense to improved receivables collection procedures and other processes we have implemented in our business offices and the decline in aged receivables resulting from the Bakersfield Heart Hospital billing dispute settlement. As a percentage of net revenue, bad debt expense decreased to 4.7% for fiscal 2002 from 5.4% for fiscal 2001. Excluding the $2.2 million of net revenue resulting from the Bakersfield Heart Hospital billing dispute settlement, and the $9.7 million of net revenue resulting from the Sun City Cardiac Center settlement, bad debt expense represented 4.8% of net revenue for fiscal 2002. Similarly, excluding the $3.2 million of net revenue from the arbitration award in our diagnostic services division, bad debt expense represented 5.5% of net revenue for fiscal 2001.

      Other operating expenses increased $17.4 million, or 19.3%, to $107.6 million for fiscal 2002 from $90.2 million for fiscal 2001. Other operating expenses include primarily maintenance, rent, property taxes, insurance, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $17.4 million increase in other operating expenses, $15.6 million occurred within our hospital division, of which $13.0 million was due to the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The remaining $2.6 million increase in our hospital division’s other operating expenses was primarily due to an increase in the medical malpractice insurance costs of our other hospitals resulting from the change in our insurance program during the third quarter of fiscal 2001 See “— Critical Accounting Policies — General and Professional Liability Risk”. Also contributing to this remaining increase in other operating expense was an increase in maintenance expense in our oldest hospital, an increase in property taxes in certain of our markets, and an increase in unreimbursed costs, primarily legal expense, incurred in connection with the Bakersfield Heart Hospital billing dispute settlement. These increases were offset in part by a decrease in sales and use and gross receipts taxes in one of our hospitals resulting from a favorable ruling by the state taxing authority in which that hospital operates that this hospital was exempt from the related taxes.

      The diagnostics division’s other operating expenses increased $727,000 due to the combined effect of the increased costs of medical malpractice coverage, as previously discussed, in that division and the net revenue growth in its operations, offset in part by cost reductions from exiting certain low margin services in that division. The remaining $1.1 million increase in other operating expenses occurred in our corporate and other division, and was due to an increase in our corporate expenses to support the growth in our operating divisions for fiscal 2002 compared to fiscal 2001, offset in part by a decrease in the expenses of our cardiology consulting and management operations consistent with its decline in operations for fiscal 2002 compared to fiscal 2001. As a percentage of net revenue, other operating expenses decreased to 22.5% for fiscal 2002 compared to 23.9% for fiscal 2001. Excluding the $2.2 million of net revenue resulting from the Bakersfield Heart Hospital billing dispute settlement, and the $9.7 million of net revenue resulting from the Sun City Cardiac Center settlement, other operating expenses represented 22.9% of net revenue for fiscal 2002. Similarly, excluding the $3.2 million of net revenue from the arbitration award in our diagnostics division, other operating expenses represented 24.1% of net revenue for fiscal 2001.

      Pre-opening expenses increased $6.8 million, or 453.3%, to $8.3 million for fiscal 2002 from $1.5 million for fiscal 2001. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of September 30, 2002, we had five hospitals under development, including Harlingen Medical Center, Louisiana Heart Hospital, Heart Hospital of San Antonio, The Heart Hospital of Milwaukee and Heart Hospital of Lafayette. As of September 30, 2001, we had three hospitals under development.

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

      Amortization decreased $4.2 million, or 63.6%, to $2.4 million for fiscal 2002 from $6.6 million for fiscal 2001. This decrease was primarily due to our adoption of SFAS No. 142 on October 1, 2001. Under the new accounting rules, we were required to discontinue goodwill amortization at the beginning of our fiscal 2002 and subject our goodwill to an annual impairment test, which was performed on a transitional basis as of October 1, 2001 and on a recurring annual basis as of September 30, 2002, and which did not result in any impairment losses. For fiscal 2001, we recognized goodwill amortization of approximately $3.0 million. The remaining decrease in amortization occurred in our corporate and other division and was due to the impairment of other intangible assets recognized in the second quarter of fiscal 2002, and the write-off of other intangible assets in connection with the settlement and expiration of another management contract in our cardiology consulting and management operations during the third quarter of fiscal 2002.

      During fiscal 2002, we recognized an approximately $1.2 million gain on the partial settlement of a cardiology management contract that occurred in December 2001. This gain is included in gain on sale of property, equipment and other asserts in our consolidated financial statements.

      Interest expense decreased $2.8 million, or 10.6%, to $23.6 million for fiscal 2002 from $26.4 million for fiscal 2001. This decrease in interest expense occurred despite a $4.9 million net increase in interest expense resulting from the consolidations of the financial results of our Tucson Heart Hospital and Heart Hospital of New Mexico, offset in part by the decrease resulting from the sale of McAllen Heart Hospital. The decrease in interest expense excluding the effect of these three events was due to a general reduction in our variable rate interest costs and a reduction in our average total outstanding indebtedness during fiscal 2002 compared to fiscal 2001. The debt reduction was primarily due to the use of proceeds from the sale of McAllen Heart Hospital in March 2001 and our initial public offering in July 2001 to repay all amounts outstanding under our revolving credit facility. Also in July 2001, three of our hospitals reduced their interest expense by refinancing approximately $79.6 million of their mortgage debt. Interest income decreased to $2.3 million for fiscal 2002 from $3.5 million for fiscal 2001, which was primarily due to the consolidations of the financial results of our Tucson Heart Hospital and our Heart Hospital of New Mexico. Upon consolidation of each of these hospitals, we were required under accounting principles generally accepted in the United States to begin eliminating interest income in our corporate division on working capital advances outstanding to these hospitals.

      Equity in earnings of unconsolidated affiliates increased $5.1 million, or 242.9%, to $3.0 million for fiscal 2002 from a loss of $2.1 million for fiscal 2001. Equity in net earnings of unconsolidated affiliates represents our share of the net earnings of hospitals in which we own less than a 50.0% equity interest and over which we do not exercise substantive control. In July 2001, we began consolidating the financial results of our Tucson Heart Hospital, and in October 2001, we began consolidating the financial results of our Heart Hospital of New Mexico after completing acquisitions that increased our ownership interests in each of these hospitals to a majority position. We had previously been required to account for our minority investment in each of these hospitals using the equity method of accounting. We have only one hospital in which we hold less than a 50.0% equity interest and over which we do not have substantive control that we were required to account for as an equity investment during fiscal 2002. This hospital commenced operations in March 2001. We also continue to hold a small number of additional equity investments, primarily in our diagnostics division.

      Earnings allocated to minority interests decreased $3.7 million, or 26.1%, to $10.5 million for fiscal 2002 from $14.2 million for fiscal 2001. The $3.7 million decrease in earnings allocated to minority interests includes the effect of $7.6 million recognized in the second quarter of fiscal 2001 resulting from the sale of McAllen Heart Hospital, $1.5 million recognized in the third quarter of fiscal 2001 resulting from the amounts we received in the arbitration award involving a billing dispute with our hospital joint venture partner in one of our diagnostic and therapeutic centers, and the $3.0 million recognized in the second quarter of fiscal 2002 resulting from the Sun City Cardiac settlement. Excluding these three events, earnings allocated to minority interests increased approximately $2.4 million for fiscal 2002 compared to fiscal 2001. Of this $2.4 million increase, $1.3 million was due to the consolidations of the financial results of our Tucson Heart Hospital and Heart Hospital of New Mexico, as previously discussed. The remaining $1.1 million increase was due to improved operating results in our other consolidated hospitals and improved operating results in certain joint ventures in our diagnostics division, offset in part by the increase in pre-opening expenses for hospitals under development.

      Income tax expense increased to $2.9 million for fiscal 2002 from $317,000 for fiscal 2001. During fiscal 2001, we had net deferred tax assets, primarily resulting from net operating loss carryforwards that were fully offset by valuation allowances. These offset net deferred tax assets also included the deferred tax asset related to our minority equity investment in our one remaining unconsolidated affiliate hospital. During fiscal 2002, we determined all of our valuation allowances were no longer required and reversed the allowances in accordance with accounting principles generally accepted in the United States. As a result of generating income before income taxes of $27.3 million during fiscal 2002 and the reversal of all of our valuation allowances, we recognized $2.4 million of deferred income tax expense along with $535,000 of current income tax expense during fiscal 2002. Because we continued to have net operating loss carryforwards available from prior periods, we had no material income tax liability in fiscal 2002.

Selected Quarterly Results of Operations.

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

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
	2003	2003	2003	2002	2002

Statement of Operations Data:
Net revenue	$144,355	$142,343	$135,187	$121,101	$110,473
Income (loss) from operations	$(56,488)	$8,680	$7,551	$6,517	$7,378
Equity in net earnings of unconsolidated affiliates	$648	$1,075	$1,064	$754	$593
Minority interest	$(534)	$(2,288)	$(1,811)	$(891)	$(1,231)
Net income (loss)	$(62,062)	$778	$588	$390	$1,396
Cash Flow and Other Data:
Net cash provided by operating activities	$10,480	$16,279	$14,706	$1,123	$18,374
Net cash used in investing activities	$(41,069)	$(22,259)	$(23,776)	$(24,987)	$(28,056)
Net cash provided by financing activities	$13,713	$11,535	$4,488	$15,198	$9,603

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

Liquidity and Capital Resources

      Working Capital and Cash Flow Activities. Our consolidated working capital was $63.9 million at September 30, 2003 and $97.8 million at September 30, 2002. The decrease of $33.9 million in working capital resulted primarily from a decrease in cash and cash equivalents combined with increases in accounts payable, accrued compensation and benefits, accrued property taxes, other accrued liabilities and current portion of long-term debt, offset in part by increases in accounts receivable, net, medical supplies and current deferred income tax assets combined with decreases in short-term borrowings and accrued construction and developments costs.

      The decrease in cash and cash equivalents primarily resulted from the repayment of a third-party working capital loan at one of our hospitals, working capital needs related to Harlingen Medical Center and Louisiana

Heart Hospital, repayments of obligations under capital leases, distributions to minority partners, cash used to acquire an increased ownership interest in one of our hospitals, purchases of common stock for treasury and capital expenditures principally related to Harlingen Medical Center, Louisiana Heart Hospital and our three hospitals under development at September 30, 2003. The capital expenditure for our hospitals under development included $8.0 million of cash used to fund construction costs at Heart Hospital of Lafayette, which were subsequently funded through mortgage debt borrowings during October 2003. These decreases to cash and cash equivalents were partially offset by cash flows provided by operations, net proceeds from borrowings to fund the capital expenditures for Harlingen Medical Center, Louisiana Heart Hospital and our three hospitals under development, as well as a net decrease in investments in and advances to our unconsolidated affiliate hospital.

      The increase in accounts payable was primarily due to the timing of our payment cycle, which resulted in an increase in unpaid vendor invoices as of September 30, 2003 compared to the number of unpaid vendor invoices as of September 30, 2002, and an increase in activity at The Heart Hospital of Milwaukee during the fourth quarter of fiscal 2003 in preparation of its October 2003 opening. The increase in accrued compensation and benefits at September 30, 2003 was primarily due to several factors, including an increase in deferred compensation under nurse retention arrangements at two of our hospitals, an increase in accrued severance for certain of our previous executive officers, net of bonuses not paid, and an increase in accrued salaries and benefits due to higher staffing levels at several of our hospitals. The increases in staffing included Harlingen Medical Center and Louisiana Heart Hospital related to the ramp up of these two new hospitals, Bakersfield Heart Hospital related to the reopening of its emergency department and The Heart Hospital of Milwaukee related to its October 2003 opening. The increase in other accrued liabilities primarily resulted from the increase in medical malpractice reserves, the opening of Harlingen Medical Center and Louisiana Heart Hospital and the increase in the level of pre-opening activities in our three hospitals under development as of September 30, 2003.

      The increase in current portion of long-term debt during fiscal 2003 was primarily due to the reclassifying $11.8 million of long-term debt to current portion of long-term debt at Bakersfield Heart Hospital and an increase at Harlingen Medical Center and Louisiana Heart Hospital, which began making principal payments toward their outstanding debt during fiscal 2003. As discussed below, the amended loan terms for Bakersfield Heart Hospital resulted in a principal prepayment of approximately $11.8 million on December 1, 2003. Because this prepayment was due and paid within the twelve-month period following September 30, 2003, we are required under accounting principles generally accepted in the United States of America to classify the amount as current in our consolidated balance sheet at September 30, 2003.

      The increase in accounts receivable, net, resulted from the opening of Harlingen Medical Center and Louisiana Heart Hospital during fiscal 2003 and growth in our net revenue during the fourth quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002, offset in part by increased collections in our hospital division due to procedures and processes we have implemented in our business offices. The increase in medical supplies primarily resulted from the opening of Harlingen Medical Center and Louisiana Heart Hospital and purchases of inventory at The Heart Hospital of Milwaukee during the fourth quarter of fiscal 2003 in preparation of its October 2003 opening. The decrease in the short-term borrowings at September 30, 2003 compared to September 30, 2002 was due to the repayment of a working capital loan at one of our hospitals during fiscal 2003. The decrease in accrued construction and development costs resulted from the financing of equipment purchases that were accrued at September 30, 2002 with borrowings under equipment notes payable during fiscal 2003 at Harlingen Medical Center, offset in part by increased construction activity at our three hospitals under development at September 30, 2003.

      A significant portion of our changes in working capital was due to the opening and subsequent operating activities of Harlingen Medical Center and Louisiana Heart Hospital. Consistent with this trend from September 30, 2002 to September 30, 2003, we expect our working capital to fluctuate as our hospitals under development progress through the development period and ramp-up period. Specifically, we expect our working capital to decrease as accounts payable and accrued liabilities increase as each hospital nears its opening and working capital to increase subsequent to each hospital’s opening as accounts receivable, net, increase from its operating activities.

      Our operating activities provided net cash of $42.6 million for fiscal 2003 compared to net cash of $69.7 million for fiscal 2002. The $42.6 million net cash provided by operating activities for fiscal 2003 was the result of cash flow provided by our operations and the net changes in our working capital as discussed above. The $69.7 million of net cash provided by operating activities for fiscal 2002 was primarily the result of cash flow provided by our operations which included the favorable settlement of the Sun City Cardiac Center billing dispute and the favorable settlement of a billing dispute with a managed care company and a net decrease in our working capital. The decrease in working capital during fiscal 2002 resulted primarily from increases in accrued construction and development costs, short-term borrowings, accounts payable, accrued compensation and benefits and current portion of long-term debt, offset in part by increases in cash and cash equivalents, accounts receivable, net, medical supplies, deferred tax assets and prepaid expenses and other current assets combined with a decrease in accrued property taxes and other accrued liabilities.

      Our investing activities used net cash of $112.1 million for fiscal 2003 compared to $90.8 million for fiscal 2002. The $112.1 million of net cash used by investing activities in fiscal 2003 was primarily due to our capital expenditures, which were principally for Harlingen Medical Center, Louisiana Heart Hospital and our three hospitals under development as of September 30, 2003. The $90.9 million of net cash used by investing activities for fiscal 2002 was primarily due to our capital expenditures principally related to our hospitals under development, our acquisition of the increased ownership in Heart Hospital of New Mexico and our acquisition of a management contract, offset in part by a net decrease in investments in and advances to our unconsolidated affiliate hospital and proceeds from the settlement of a management contract. We expect to continue to invest cash in our hospital under development in fiscal 2004.

      Our financing activities provided net cash of $44.9 million for fiscal 2003 compared to $25.5 million for fiscal 2002. The $44.9 million of net cash provided by financing activities for fiscal 2003 was primarily the result of proceeds from the issuance of long-term debt, net of loan acquisition costs, of $87.5 million, offset in part by repayments of short-term borrowings, long-term debt and capital lease obligations of $34.9 million, distributions to, net of investments by, minority partners of $7.4 million and purchases of common stock for treasury of $394,000. The $25.5 million of net cash provided by financing activities for fiscal 2002 was primarily the result of proceeds from the issuance of short-term borrowings and long-term debt, net of loan acquisition costs of $56.1 million offset in part by repayments of long-term debt and capital lease obligations of $28.2 million and distributions to, net of investments by, minority partners of $2.8 million. We expect to continue to obtain capital principally through proceeds from issuance of long-term debt related to our hospitals under development.

      Capital Expenditures. Expenditures for property and equipment for fiscal years 2003 and 2002 were $113.5 million and $81.5 million, respectively. Included in the $113.5 million of capital expenditures for fiscal 2003 were capital expenditures of $89.8 million for Harlingen Medical Center, Louisiana Heart Hospital and our hospitals under development. Included in the $81.5 million of capital expenditures for fiscal 2002 were capital expenditures of $62.1 million for Harlingen Medical Center, Louisiana Heart Hospital and our hospitals under development at that time. In addition, we incurred $4.6 million and $3.0 million of capital lease obligations during fiscal 2003 and fiscal 2002, respectively. We also accrued $10.8 million and $22.0 million of capital expenditures for construction and development costs related to our hospitals under development at September 30, 2003 and 2002. We expect our capital expenditures for our hospitals under development will decrease for fiscal 2004 compared to fiscal 2003 due to the anticipated completion of our remaining hospitals under development during the first six months of fiscal 2004. Future capital expenditures will depend upon the level of development activity we engage in and the level of replacement of existing property and equipment required in future periods.

      Obligations, Commitments and Availability of Financing. As described more fully in the notes to our consolidated financial statements included elsewhere in this report, we had certain cash obligations at September 30, 2003, which are due as follows (in thousands):

	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$45,612	$48,270	$218,203	$22,403	$12,008	$346,496
Obligations under capital leases	$3,675	$3,727	$4,141	$1,871	$1,075	$14,489

Total debt	$49,287	$51,997	$222,344	$24,274	$13,083	$360,985
Other long-term obligations, excluding interest rate swaps(1)	$—	$442	$26	$—	$4,247	$4,715
Operating leases, net of rental income	$1,952	$1,591	$1,141	$649	$4,117	$9,450

Total	$51,239	$54,030	$223,511	$24,923	$21,447	$375,150

(1)	Other long-term obligations, excluding interest rate swaps, consists of non-current portion of deferred compensation under nurse retention arrangements at two of our hospitals and a working capital note due to a hospital investor partner at one of our hospitals. The working capital note obligation is due as funds are available and therefore is included in the “Thereafter” category in the above table.

      At September 30, 2003, we had $361.0 million of outstanding debt, $49.3 million of which was classified as current. Of the $361.0 million of outstanding debt, $352.1 million was outstanding to lenders to our hospitals and included $6.4 million outstanding under capital leases. The remaining $8.9 million of debt was outstanding to lenders to our diagnostic services and corporate and other divisions under capital leases and other miscellaneous indebtedness, primarily equipment notes payable and capital leases. No amounts were outstanding to lenders under our $100.0 million revolving credit facility at September 30, 2003. At the same date, however, we had letters of credit outstanding of $9.5 million, which reduced our availability under this facility to $90.5 million.

      In addition to the $361.0 million of outstanding debt at September 30, 2003, we had a $4.2 million working capital note due to a hospital investor partner at one of our hospitals that will be repaid as funds are available and is included in other long-term obligations.

      In addition to the debt described above and our cash obligations under operating leases, we expect to incur additional indebtedness during fiscal 2004 as we anticipate completing the development of our new hospitals. The development and construction of the hospitals we had under development at September 30, 2003 in Texas, Louisiana and Wisconsin will require us to incur additional long-term debt of between $70.0 million and $80.0 million during the next 12 months. We expect approximately $28.0 million of this additional long-term debt will be mortgage debt, all of which is available from designated, but unused, commitments and remaining undesignated borrowings available under the master credit facility as of September 30, 2003. We expect the remaining approximately $48.0 million of additional long-term debt will be equipment debt primarily financed through a combination of debt and capital leases provided by lenders affiliated with the equipment vendors.

      We became a party to a new $189.6 million master credit facility in July 2001 in connection with our initial public offering. In addition to providing a source of capital to refinance approximately $79.6 million of the indebtedness of three of our existing hospitals, the master credit facility provided us with $110.0 million to finance the construction and development of new hospitals under our hospital development program. In March 2003, the master credit facility was amended to increase borrowings by $35.0 million thereby providing a total of $145.0 million of available debt to finance our hospital development program. As of September 30, 2003, $111.9 million of the initial $145.0 million had been designated, of which $101.5 million had been borrowed to finance the development of Harlingen Medical Center, Louisiana Heart Hospital, TexSAn Heart Hospital and The Heart Hospital of Milwaukee. In October 2003, $18.4 million of the $145.0 million available for this purpose was designated for use in funding the development of Heart Hospital of Lafayette. As of October 30, 2003, $14.7 million of the $145.0 million remains available to finance other hospital projects that we may begin in future periods. The master credit facility matures on July 27, 2006 and borrowings bear interest at LIBOR plus a margin that ranges from 2.5% to 3.5%. We are required to pay an unused commitment fee each month at a rate of 0.5%. The master credit facility includes covenants that require maintenance of certain financial ratios regarding leverage levels and debt service coverage as well as various restrictive covenants.

      In May 2002, Harlingen Medical Center obtained a debt commitment of up to $20 million to finance its equipment. Amounts funded under the loan accrue interest at a fixed rate of interest equal to a specific Treasury Note yield, plus a margin. Upon the conversion of the loan to a fixed rate of interest, the principal amount outstanding will be repaid over a time period equal to either five or seven years, depending on the type and manufacturer of equipment originally purchased under the facility. As of September 30, 2003, Harlingen Medical Center had borrowed $19.4 million of the $20.0 million available and the remaining $600,000 unused portion of the commitment expired.

      In December 2002, Louisiana Heart Hospital, which opened February 28, 2003, obtained a debt commitment to finance its equipment that allows the hospital to borrow up to $18.0 million. Until December 2003, interest on borrowings made under this commitment will accrue at 90-day LIBOR plus 3.95%. After such date, amounts funded under the loan shall accrue interest at either a fixed rate equal to a specific Treasury Note yield, plus a margin, or 90-day LIBOR, plus a margin, depending on the manufacturer of the equipment originally purchased under the facility. Beginning in December 2003, the principal amount of the loan will be repaid over a six-year period. As of September 30, 2003, Louisiana Heart Hospital had borrowed $15.3 million of the $18.0 million available. In October 2003, Louisiana Heart Hospital borrowed an additional $1.5 million of the $18.0 million commitment and the remaining $1.2 million unused portion of the commitment expired.

      In July 2003, TexSAn Heart Hospital obtained a debt commitment of up to $20.0 million to finance its equipment purchases. Until March 2004, interest on borrowings made under this commitment shall accrue at Prime, plus a margin. Beginning in March 2004, borrowings shall bear interest at a fixed rate of interest equal to a specific Treasury Note yield, plus a margin. Principal shall be payable in 78 months beginning in September 2004. As of September 30, 2003, no borrowings were outstanding under the commitment.

      In November 2003, Milwaukee Heart Hospital obtained a $15.0 million debt commitment to finance equipment purchases. Amounts borrowed under this commitment shall accrue at a base rate, plus a margin, or LIBOR, plus a margin. Principal amount borrowed under this commitment are due March 2004.

      As of September 30, 2003, the three hospitals under development and Louisiana Heart Hospital were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below (in millions):

	Amount	Amount	Amount
	Committed	Paid	Accrued

Louisiana Heart Hospital	$21.9	$20.5	$1.0
TexSAn Heart Hospital	$27.4	$23.7	$2.9
The Heart Hospital of Milwaukee	$15.6	$13.8	$1.2
Heart Hospital of Lafayette	$13.2	$8.4	$2.4

      Separate from our master credit facility as discussed above, our revolving credit facility provides $100.0 million in availability, $10.0 million of which is designated for short-term borrowings and $25.0 million of which is available to issue letters of credit. As of September 30, 2003, we had used $9.5 million of this availability to issue letters of credit and consequently had availability for additional borrowings of $90.5 million under the revolving credit facility, of which $15.5 million is available for additional letters of credit. The revolving credit facility matures on January 31, 2005 and borrowings under the facility bear interest at either the LIBOR or the prime rate plus various applicable margins that are based upon financial covenant ratio tests. We are required to pay a quarterly unused commitment fee at a rate of 0.325% for available, but unused, long-term borrowings and 0.375% for available, but unused, short-term borrowings under the revolving credit facility. The revolving credit facility includes various restrictive covenants, including restrictions on certain types of additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obliga-

tions, transactions with affiliates, changes in our corporate structure, and fundamental changes. The covenants also require maintenance of various ratios regarding leverage levels and debt service coverage.

      At September 30, 2003, we were in violation of certain financial ratio covenants related to the real estate mortgage loans at Arizona Heart Hospital, Tucson Heart Hospital and Heart Hospital of Austin. We were also not in compliance with certain guarantor financial ratio covenants related to the real estate loans at Heart Hospital of Austin and Heart Hospital of New Mexico. We received waivers of the covenant breaches from each lender. In addition, the lender at Tucson Heart Hospital agreed to waive compliance with certain of its financial covenants through, and including, March 31, 2004, and the lender at Arizona Heart Hospital agreed to modify the terms of its financing to accommodate the hospital’s anticipated future operating performance. Also, at December 31, 2002, Bakersfield Heart Hospital was not in compliance with one of its financial ratio covenants. The mortgage lender granted a waiver for the breach at December 31, 2002 and agreed to amend the terms of the loan to replace the financial ratio covenant with a minimum financial performance covenant at June 30, 2003 and September 30, 2003. Under the amended loan terms, the financial ratio covenant would have become effective again December 31, 2003 and would have determined the amount of a potential prepayment of the loan’s principal balance. In November 2003, the mortgage lender agreed to further amend the terms of the loan to accommodate a potential change in capital reimbursement at the hospital. Under the terms of the November 2003 amendment, the mortgage lender agreed to amend both the financial ratio covenants and the minimum financial performance covenants. In consideration of the amendment, we remitted a prepayment of approximately $11.8 million on December 1, 2003. Accordingly, we have classified this amount of Bakersfield Heart Hospital’s mortgage debt as current in the accompanying consolidated balance sheet at September 30, 2003. Except as noted above, we were in compliance with all other covenants in the instruments governing our outstanding debt at September 30, 2003.

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

      We also guarantee approximately 50% of the real estate and 40% of the equipment debt of Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at September 30, 2003, and therefore do not consolidate the hospital’s results of operation and financial position. We provide such guarantee in exchange for a fee from the hospital.

      We believe that internally generated cash flows and available borrowings under our revolving credit facility of $90.5 million, together with the remaining net proceeds of our initial public offering of $61.3 million, borrowings available under the master credit facility not yet designated for a development hospital of $14.7 million, borrowings available under equipment debt commitments of $35.0 million, cash balances in our development hospitals of $1.2 million, and other long-term debt and capital leases we expect to incur will be sufficient to finance our hospital development program, other capital expenditures and our working capital requirements for the next 12 to 18 months. While we believe the aforementioned capital resources are sufficient to fund our hospital development program, other capital expenditures and working capital requirements for the specified period, we periodically may evaluate and pursue other financing alternatives, including amending or replacing our bank debt or issuing additional equity or debt securities, to supplement or replace our current sources of capital.

      Intercompany Financing Arrangements. MedCath Corporation uses intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs, including the needs of our new hospitals during the ramp-up period and any periodic or ongoing needs of our other hospitals. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to MedCath Corporation on outstanding balances. These intercompany loans are subordinated to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and those of our partners in the hospital. They are secured in each instance by a junior lien on the borrowing hospital’s accounts receivable. As of September 30, 2003 and 2002, we held a total of $88.0 million and $72.7 million, respectively, of these intercompany notes.

      Because these intercompany notes receivable and related interest income are eliminated with the corresponding notes payable and interest expense at our consolidating hospitals in the process of preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the amounts outstanding under these notes do not appear in our consolidated financial statements or accompanying notes. Information about the aggregate amount of these notes outstanding from time to time may be helpful, however, in understanding the amount of our total investment in our hospitals. In addition, we believe investors and others will benefit from a greater understanding of the significance of the priority rights we have under these intercompany notes receivable to distributions of cash by our hospitals as funds are generated from future operations, a potential sale of a hospital, or other sources. Because these notes receivable are senior to the equity interests of MedCath and our partners in each hospital, in the event of a sale of a hospital, the hospital would be required first to pay to us any balance outstanding under its intercompany note prior to distributing any of the net proceeds of the sale to any of the hospital’s equity investors as a return on their investment based on their pro rata ownership interests. Also, appropriate payments to us to amortize principal balances outstanding and to pay interest due under these notes are generally made to us from a hospital’s available cash flows prior to any pro rata distributions of a hospital’s earnings to the equity investors in the hospitals.

      The aggregate amount of these intercompany loans outstanding fluctuates from time to time depending upon our hospitals’ needs for capital resources. We have during fiscal 2003, and will continue in future periods, provided information on a quarterly basis about the aggregate amount of these intercompany loans outstanding to assist investors in better understanding the total amount of our investment in our hospitals, our claim to the future cash flows of our hospitals, and our capital structure.

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

Recent and Proposed Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The objective of FIN 45 is to record the fair value of a guarantee at inception and require disclosure of all such guarantees in interim and annual financial statements. The initial recognition and initial fair value measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption and application of FIN 45 did not have any material impact on the Company’s financial position and results of operations as of and for the year ended September 30, 2003. See Note 8 to the consolidated financial statements included elsewhere in this report for disclosures regarding our guarantees as required by FIN 45.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation. This Statement amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amended the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results of operations. The transition provisions of this Statement were effective us beginning December 15, 2002, but did not have any impact on the our financial position, results of operations and cash flows for the year ended September 30, 2003 as we continued to account for stock options in accordance with APB No. 25, as previously described. We elected to early adopt the remaining disclosure requirements of SFAS No. 148. See Notes 2 and 14 to the consolidated financial statements for additional information on our stock options and the pro forma disclosures required by SFAS No. 123 and SFAS No. 148.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either: (i) does not have equity investors with voting rights, the obligation to absorb expected losses, and the right to receive expected residual returns; or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the expected losses or residual returns from the variable interest entity’s activities or both. Since issuing FIN 46, the FASB has proposed various amendments to the Interpretation and has twice deferred the effective dates. Most recently on December 17, 2003, the FASB approved a partial deferral of FIN 46 and announced that it expects to release the revised version of FIN 46 (hereinafter, FIN 46-R) before December 31, 2003. This partial deferral established the effective dates for public entities to apply FIN 46 and FIN 46-R based on the nature of the variable interest entity and the date upon which the public company became involved with the variable interest entity. In general, the deferral provides that (i) for variable interest entities created after February 1, 2003, a public entity must apply FIN 46-R at the end of the first interim or annual period ending after March 15, 2004, and may be required to apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003 if the variable interest entity is a special purpose entity, and (ii) for variable interest entities created after January 31, 2003, a public company must apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, as previously required, and then apply FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. As of September 30, 2003, we did not have any variable interest entities created after January 31, 2003. We are currently in the process of applying FIN 46 to our entities created before February 1, 2003 to determine which, if any, are variable interest entities and the impact on our financial position, results of operations and cash flows.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for and definition of derivative instruments and hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and should generally be applied prospectively. Our adoption and application of SFAS No. 149 did not have any material impact on our financial position and results of operations as of and for the year ended September 30, 2003.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Generally, this Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, for all other instruments. In November 2003, the FASB deferred the effective dates for certain mandatory redeemable financial instruments of certain nonpublic entities and certain mandatory redeemable noncontrolling interests under SFAS No. 150. As of September 30, 2003, we did not have any financial instruments outstanding that were subject to SFAS No. 150, other than those subject to the deferred effective dates and additional guidance expected from the FASB.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We maintain a policy for managing risk related to exposure to variability in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. To date, we have only entered into the fixed interest rate swaps as discussed below.

      As required by their mortgage loans, three of our consolidated heart hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. Both the mortgage loans and the fixed interest rate swaps mature in July 2006. At September 30, 2003, the average variable rate on the mortgage loans was 3.94%. The fair value of the interest rate swaps at September 30, 2003 was an obligation of $2.4 million resulting in an unrealized gain, net of income taxes, of $64,000 for fiscal 2003 which is included in comprehensive income in our consolidated statement of stockholders’ equity in accordance with accounting principles generally accepted in the United States of America.

      Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at September 30, 2003 included approximately $175.2 million of variable rate debt at an approximate average interest rate of 4.52%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.5 million, $911,000 and $1.1 million for the years ended September 30, 2003, 2002 and 2001, respectively.

Item 8.     Financial Statements and Supplementary Data

MEDCATH CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

MedCath Corporation
Charlotte, North Carolina

      We have audited the accompanying consolidated balance sheets of MedCath Corporation and subsidiaries (the Company) as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the consolidated financial statements, effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

December 19, 2003

Charlotte, North Carolina

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,

	2003	2002

Current assets:
Cash and cash equivalents	$94,199	$118,768
Accounts receivable, net	86,306	70,890
Medical supplies	16,424	13,566
Due from affiliates	187	20
Deferred income tax assets	3,145	1,977
Prepaid expenses and other current assets	7,668	8,112

Total current assets	207,929	213,333
Property and equipment, net	436,947	368,424
Investments in and advances to affiliates, net	5,486	3,234
Goodwill, net	75,000	132,168
Other intangible assets, net	17,095	19,280
Other assets	6,840	4,602

Total assets	$749,297	$741,041

Current liabilities:
Short-term borrowings	$—	$4,500
Accounts payable	42,360	31,708
Income tax payable	278	609
Accrued compensation and benefits	20,356	15,806
Accrued property taxes	4,723	3,090
Accrued construction and development costs	15,340	24,317
Other accrued liabilities	11,667	7,241
Current portion of long-term debt and obligations under capital leases	49,287	28,237

Total current liabilities	144,011	115,508
Long-term debt	300,884	261,009
Obligations under capital leases	10,814	10,447
Deferred income tax liabilities	3,951	2,194
Other long-term obligations	7,164	5,818

Total liabilities	466,824	394,976
Minority interest in equity of consolidated subsidiaries	17,419	20,375
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,011,520 issued and 17,942,620 outstanding at September 30, 2003; 18,011,520 issued and outstanding at September 30, 2002	180	180
Paid-in capital	357,707	357,707
Accumulated deficit	(91,092)	(30,786)
Accumulated other comprehensive loss	(1,347)	(1,411)
Treasury stock, at cost, 68,900 shares held at September 30, 2003	(394)	—

Total stockholders’ equity	265,054	325,690

Total liabilities, minority interest and stockholders’ equity	$749,297	$741,041

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,

	2003	2002	2001

Net revenue	$542,986	$477,637	$377,007
Operating expenses:
Personnel expense	172,318	138,067	106,682
Medical supplies expense	136,681	108,896	91,374
Bad debt expense	26,791	22,319	20,545
Other operating expenses	130,173	107,636	90,176
Pre-opening expenses	10,095	8,339	1,490
Depreciation	40,104	35,276	29,997
Amortization	1,441	2,367	6,649
Loss (gain) on disposal of property, equipment and other assets	258	(1,047)	162
Loss on debt refinancing	—	—	1,560
Gain on sale of hospital	—	—	(13,461)
Impairments of goodwill and long-lived assets	58,865	—	985

Total operating expenses	576,726	421,853	336,159

Income (loss) from operations	(33,740)	55,784	40,848
Other income (expenses):
Interest expense	(25,857)	(23,596)	(26,395)
Interest income	1,373	2,337	3,521
Other income (expense), net	206	190	(327)
Equity in net earnings (losses) of unconsolidated affiliates	3,541	3,007	(2,119)

Total other expenses, net	(20,737)	(18,062)	(25,320)

Income (loss) before minority interest and income taxes	(54,477)	37,722	15,528
Minority interest share of earnings of consolidated subsidiaries	(5,524)	(10,451)	(14,160)

Income (loss) income before income taxes	(60,001)	27,271	1,368
Income tax expense	(305)	(2,920)	(317)

Net income (loss)	$(60,306)	$24,351	$1,051

Earnings (loss) per share, basic	$(3.35)	$1.35	$0.08

Earnings (loss) per share, diluted	$(3.35)	$1.34	$0.08

Weighted average number of shares, basic	17,989	18,012	13,007
Dilutive effect of stock options	—	105	100

Weighted average number of shares, diluted	17,989	18,117	13,107

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
	Common Stock				Other	Treasury Stock
			Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Total

Balance, September 30, 2000	11,837	$119	$216,694	$(56,188)	$—	—	$—	$160,625
Exercise of stock options	43	—	794	—	—	—	—	794
Public offering of common stock	6,000	60	135,837	—	—	—	—	135,897
Issuance of common stock in exchange transaction	132	1	3,289	—	—	—	—	3,290
Comprehensive income:
Net income	—	—	—	1,051	—	—	—	1,051
Change in fair value of interest rate swaps	—	—	—	—	(693)	—	—	(693)

Total comprehensive income								358

Balance, September 30, 2001	18,012	180	356,614	(55,137)	(693)	—	—	300,964
Public offering tax benefit (Note 1)	—	—	800	—	—	—	—	800
Public offering reduction of expenses (Note 1)	—	—	293	—	—	—	—	293
Comprehensive income:								—
Net income	—	—	—	24,351	—	—	—	24,351
Change in fair value of interest rate swaps, net of income tax benefit	—	—	—	—	(718)	—	—	(718)

Total comprehensive income								23,633

Balance, September 30, 2002	18,012	180	357,707	(30,786)	(1,411)	—	—	325,690
Purchase of treasury stock	(69)	—	—	—	—	69	(394)	(394)
Comprehensive income:
Net loss	—	—	—	(60,306)	—	—	—	(60,306)
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	64	—	—	64

Total comprehensive loss								(60,242)

Balance, September 30, 2003	17,943	$180	$357,707	$(91,092)	$(1,347)	69	$(394)	$265,054

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,

	2003	2002	2001

Net income (loss)	$(60,306)	$24,351	$1,051
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	26,791	22,319	20,545
Depreciation and amortization expense	41,545	37,643	36,646
Loss (gain) on disposal of property, equipment and other assets	258	(1,047)	162
Loss on debt refinancing	—	—	1,560
Gain on sale of hospital	—	—	(13,461)
Impairments of goodwill and long-lived assets	58,865	—	985
Amortization of loan acquisition costs	1,458	1,314	1,519
Equity in net (earnings) losses of unconsolidated affiliates	(3,541)	(3,007)	2,119
Minority interest share of earnings of consolidated subsidiaries	5,524	10,451	14,160
Deferred income taxes	(541)	2,385	—
Change in assets and liabilities that relate to operations:
Accounts receivable, net	(42,207)	(19,255)	(22,670)
Medical supplies	(2,858)	(4,355)	(2,012)
Due from affiliates	(167)	(10)	(89)
Prepaid expenses and other current assets	424	(3,056)	(1,544)
Other assets	(2,607)	(304)	478
Accounts payable and accrued liabilities	19,950	2,263	6,552

Net cash provided by operating activities	42,588	69,692	44,836

Investing activities:
Purchases of property and equipment	(113,482)	(81,523)	(14,465)
Proceeds from sale of property and equipment	746	1,242	1,557
Proceeds from sale of hospital	—	—	53,798
Loans under management agreements	—	(61)	(378)
Repayments of loans under management agreements	169	461	1,499
Acquisition of management contracts	—	(1,451)	—
Proceeds from settlement of management contract	—	1,825	—
Acquisition of other intangible assets	—	(480)	—
Investments in and advances to affiliates, net	1,052	6,339	(5,765)
Cash acquired upon consolidation of equity method investees	—	151	279
Acquisition of increased ownership in hospitals	(811)	(17,395)	(25,374)
Other investing activities	235	141	71

Net cash provided by (used in) investing activities	(112,091)	(90,751)	11,222

Financing activities:
Short-term debt borrowings (repayments), net	(4,500)	4,500	(2,127)
Proceeds from issuance of long-term debt	88,510	52,395	116,785
Repayments of long-term debt	(27,069)	(26,075)	(186,149)
Repayments of obligations under capital leases	(3,277)	(2,105)	(3,477)
Payment of loan acquisition costs	(998)	(778)	(3,522)
Investments by minority partners	567	6,465	4,965
Distributions to minority partners	(7,905)	(9,225)	(12,488)
Purchase of common stock for treasury	(394)	—	—
Proceeds from exercised stock options	—	—	794
Proceeds from initial public offering	—	293	135,897

Net cash provided by financing activities	44,934	25,470	50,678

Net increase (decrease) in cash and cash equivalents	(24,569)	4,411	106,736
Cash and cash equivalents:
Beginning of year	118,768	114,357	7,621

End of year	$94,199	$118,768	$114,357

Supplemental disclosure of cash flow information:
Interest paid	$24,908	$20,926	$26,176
Income taxes paid (refunded), net	1,166	149	69
Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	4,649	3,012	10,495
Capital expenditures included in accrued construction and development costs	10,815	21,991	2,326
Distributions to minority partners declared but not paid	980	—	—
Common stock issued for acquisitions	—	—	3,290

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per share amounts)

1.	Business and Organization

      MedCath Corporation (the Company) primarily focuses on the diagnosis and treatment of cardiovascular disease. The Company designs, develops, owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of September 30, 2003, the Company owned and operated ten hospitals, together with its physician partners, who own an equity interest in the hospital where they practice. The Company’s existing hospitals have a total of 635 licensed beds, of which 548 were staffed and available, and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota and Texas. In October 2003, the Company opened its eleventh hospital, which is located in the city of Glendale, near Milwaukee, Wisconsin. This hospital has 32 licensed beds. The Company is currently in the process of developing two hospitals, which include a hospital located in Lafayette, Louisiana and a hospital located in San Antonio, Texas. The Company expects to open these hospitals during the first quarter of calendar 2004.

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

      In addition to its hospitals, the Company provides cardiovascular care services in diagnostic and therapeutic facilities located in various locations and through mobile cardiac catheterization laboratories (the Diagnostics Division). The Company also provides consulting and management services (CCM) tailored primarily to cardiologists and cardiovascular surgeons, which is included in the corporate and other division.

      The Company completed its initial public offering (the Offering) in July 2001, by issuing 6,000,000 new shares of common stock at a price of $25.00 per share. At the time of the Offering, the Company recognized net proceeds from the Offering of approximately $135.9 million after deducting the underwriters’ discounts and commissions and other offering expenses. During the fiscal year ended September 30, 2002, the Company recognized two transactions that increased the net proceeds from the Offering by approximately $1.1 million to $137.0 million. Both of these transactions were recorded in paid-in capital as an increase in the net proceeds of the Offering.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the hospital. Accordingly, the Company began to consolidate this hospital’s results of operations and financial position on October 1, 2001. Prior to acquiring this additional ownership interest, the Company was required to account for its investment in Heart Hospital of New Mexico using the equity method of accounting.

2.	Summary of Significant Accounting Policies

      Basis of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries that are wholly and majority owned and/or over which it exercises substantive control. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates, in which the Company has 20% or more ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliates’ operating and financial policies and activities, are accounted for using the equity method of accounting.

      Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. There is a reasonable possibility that actual results may vary significantly from those estimates.

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

      Property and Equipment — Property and equipment are recorded at cost and are depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment, furniture and software. Repairs and maintenance costs are charged to operating expense while betterments are capitalized as additions to the related assets. Retirements, sales, and disposals are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in income from operations. Amortization of property and equipment recorded under capital leases is included in depreciation expense. Interest expense incurred in connection with the construction of hospitals is capitalized as part of the cost of the building until the facility is operational, at which time depreciation begins using the straight-line method over the estimated useful life of the building. During the years ended September 30, 2003, 2002 and 2001, the Company capitalized interest expense of $1.4 million, $1.1 million and $1.0 million, respectively.

      Impairment of Long-Lived Assets — Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement (i) superceded SFAS No. 121, although it retained most of the basic requirements of SFAS No. 121 regarding long-lived assets to be held and used; (ii) resolved some implementation issues related to SFAS No. 121; and (iii) superceded the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30 for the disposal of a segment of a business to establish a single accounting model, based on the framework of SFAS No. 121, for long-lived assets to be disposed of by sale. This Statement also amended Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. In accordance with SFAS No. 144, the Company assesses the carrying value of long-lived assets other than goodwill and intangible assets (See Note 3) whenever events or changes in circumstances indicate that the carrying value of assets, or related group of assets,

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may not be recoverable. The Company continually considers internal and external factors such as hospital and physician contract changes, local market developments, changes in third-party reimbursement methodologies, national health care trends, and other publicly available information. Measurement of the amount of the impairment, if any, may be based on quoted market prices, if available, or an estimate based on valuation techniques available in the circumstances, including discounted cash flows using the Company’s cost of capital. The estimates of these future cash flows are based on assumptions and projections that the Company believes to be reasonable and supportable. As considerable judgment is necessary to estimate future cash flows and fair values, there is a reasonable possibility that actual results may vary significantly from such estimates. No impairment charges related to SFAS No. 144 were necessary for the years ended September 30, 2003 and 2002.

      Prior to adopting SFAS No. 144, the Company followed the provisions of SFAS No. 121 as required. Based on negotiations in March 2001 with a physician group under management contract in CCM, the Company determined that the carrying value of certain long-lived assets may not be recoverable. The Company assessed the recoverability of these assets at March 31, 2001 by comparing the revised expected future cash flows to the carrying value and concluded the carrying value had become impaired. Accordingly, the Company recognized a noncash impairment charges totaling approximately $985,000 during its second quarter ended March 31, 2001 to adjust the long-lived assets to the anticipated future cash flows discounted using the Company’s cost of capital

      Other Long-Term Obligations — Other long-term obligations consist of a working capital note due to a hospital investor partner in one of the Company’s hospitals; the Company’s liabilities for its interest rate swap derivatives, which are recognized at their fair market value as of the balance sheet date; and the Company’s noncurrent obligation under certain deferred compensation arrangements.

      Market Risk Policy — The Company’s policy for managing risk related to its exposure to variability in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value in accordance with SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities (an amendment of SFAS Statement No. 133). See also Note 8.

      In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for and definition of derivative instruments and hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and should generally be applied prospectively. The Company’s adoption and application of SFAS No. 149 did not have any material impact on the Company’s financial position and results of operations as of and for the year ended September 30, 2003.

      Revenue Recognition — Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as commercial insurers, health maintenance organizations, and preferred provider organizations are generally less than its established billing rates. Payment arrangements with third-party payors may include prospectively determined rates per discharge or per visit, a discount from established charges, per-diem payments, reimbursed costs (subject to limits) and/or other similar contractual arrangements. As a result, net revenue for services rendered to patients is reported at the estimated net realizable amounts as services are rendered. The Company accounts for the difference between the estimated realizable rates under the reimbursement program and the standard billing rates as contractual adjustments, which are accrued on an estimated basis in the period that the related services are rendered and adjusted in future periods as adjustments become known and final settlements are determined. Estimates of

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual adjustments are made on a payor-specific basis and based on the best information available regarding the Company’s interpretation of the applicable laws, regulations and contract terms. The Company continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of its programs. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties, which can take several years to determine the final amounts earned under the programs. The Company records adjustments to the estimated billings as contractual adjustments in the periods that such adjustments become known or as the service years are no longer subject to audit, review or investigation.

      A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which accounted for 51.6%, 52.1% and 50.3% of the Company’s net revenue during the years ended September 30, 2003, 2002 and 2001, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, hospitals are paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. Such payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. While hospitals generally do not receive direct payment in addition to a DRG payment, hospitals may qualify for additional capital-related costs reimbursement and outlier payments from Medicare under specific circumstances. Medicare payments for non-acute services, certain outpatient services medical equipment, and education costs are made based on a cost reimbursement methodology and are under transition to various methodologies involving prospectively determined rates. The Company is reimbursed for cost-reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. Medicaid payments for inpatient and outpatient services are made at prospectively determined amounts and cost based reimbursement, respectively.

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

      The Company’s CCM operations, which are included in the Company’s corporate and other division, operate under various contracts where management fee revenue is recognized under various percent-of-income and cost-reimbursement arrangements and consulting and other revenues under service contractual arrangements as services are rendered. The Company’s management fee for the services provided to the physician practices under management is calculated as a percentage of operating income of the practice, ranging from approximately 10% to 16%, plus reimbursement of certain expenses incurred in managing the practice. The total net revenue derived from the Company’s CCM operations represented approximately 2.7%, 4.3%, and 6.0% of the Company’s consolidated net revenue for the years ended September 30, 2003, 2002 and 2001, respectively.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2003, 2002 and 2001, the Company incurred approximately $7.3 million, $4.4 million and $2.7 million of advertising expenses, respectively.

      Pre-opening Expenses — Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred. The Company recognized pre-opening expenses of approximately $10.1 million, $8.3 million and $1.5 million for the years ended September 30, 2003, 2002 and 2001, respectively.

      Income Taxes — Income taxes are provided for under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax bases of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future deductibility is uncertain.

      Members and Partners’ Share of Hospital’s Net Income and Loss — Each of the Company’s consolidated hospitals is organized as a limited liability company or limited partnership, with one of the Company’s wholly-owned subsidiaries serving as the manager or general partner and typically holding from 51% to 72% of the ownership interest in the entity. In most cases, physician partners or members own the remaining ownership interests as members or limited partners. In some instances, local market conditions have made it advantageous for the Company to organize a hospital with a community hospital investing as an additional partner or member. In those instances, the Company may hold a minority interest in the hospital with the community hospital and physician partners owning the remaining interests also as minority partners. In such instances, the hospital is generally accounted for under the equity method of accounting. Profits and losses of hospitals accounted for under either the consolidated or equity methods are generally allocated to its owners based on their respective ownership percentages. If the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of the partners or members, the Company is required, due to at risk capital position, by accounting principles generally accepted in the United States, to recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all of its owners on a pro rata basis. In such cases, the Company will recognize a disproportionate share of the hospital’s future profits to the extent the Company has previously recognized a disproportionate share of the hospital’s losses.

      Stock-Based Compensation — The Company grants stock options and issues shares under option plans described in Note 14. The Company accounts for stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is determined using the intrinsic value of the equity instrument awarded; and accordingly, no compensation cost is recognized for options granted with an exercise price equal to the fair value of the underlying shares at the date of grant.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation. This Statement amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amended the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results of operations. The transition provisions of this Statement were effective for the Company beginning December 15, 2002, but did not have any impact on the Company’s financial position, results of operations and cash flows for the year ended September 30, 2003 as the Company continued to account for its stock options in accordance with APB No. 25, as previously described. The Company elected to early adopt the remaining disclosure requirements of SFAS No. 148. See Note 14 for additional information and disclosures on the Company’s stock options.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income (loss) for the years ended September 30, 2003, 2002 and 2001 would have been impacted as follows:

	Year Ended September 30,

	2003	2002	2001

Net income (loss), as reported	$(60,306)	$24,351	$1,051
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,424)	$(1,236)	$(1,566)

Pro forma net (loss) income	$(61,730)	23,115	$(515)

Earnings (loss) per share, basic:
As reported	$(3.35)	$1.35	$0.08
Pro forma	$(3.43)	$1.28	$(0.04)
Earnings (loss) per share, diluted:
As reported	$(3.35)	$1.34	$0.08
Pro forma	$(3.43)	$1.28	$(0.04)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which occurred during 2003, 2002 and 2001:

	Year Ended September 30,

	2003	2002	2001

Expected life	8 years	8 years	8 years
Risk-free interest rate	2.87 - 4.21%	4.22 - 5.09%	4.78 - 5.83%
Expected volatility	52%	52 - 54%	54%

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

      Accounting Changes and Recent Accounting Pronouncements — In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Other than the provisions related to the rescission of SFAS No. 4, the Company adopted and applied the provision of this Statement for transactions occurring and financial statements issued after May 15, 2002, as required by the Statement. The Company adopted the provisions related to the rescission of SFAS No. 4, which change the accounting for the classification of gains or losses from extinguishment of debt, effective October 1, 2002, also as required by the Statement. Accordingly, the Company changed the classification of a $1.56 million loss on debt refinancing for the year ended September 30, 2001 from an extraordinary loss, net of minority interest and tax benefit, as previously reported under SFAS No. 4, to an operating expense as currently reported under SFAS No. 145.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and it establishes that fair value is the objective for initial measurement of the liability. This Statement nullifies Emerging Issues Task Force Issue (EITF) No. 94-3. Under the previous guidance of EITF No. 94-3, a liability for certain exit costs, as defined in that Issue, was recognized at the date of an entity’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. As of and for the year ended September 30, 2003, the Company was not engaged in any exit or disposal activities.

      In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The objective of FIN 45 is to record the fair value of a guarantee at inception and require disclosure of all such guarantees in interim and annual financial statements. The initial recognition and initial fair value measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption and application of FIN 45 did not have any material impact on the Company’s financial position and results of operations as of and for the year ended September 30, 2003. See Note 8 for disclosures regarding the Company’s guarantees as required by FIN No. 45.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either: (i) does not have equity investors with voting rights, the obligation to absorb expected losses, and the right to receive expected residual returns; or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the expected losses or residual returns from the variable interest entity’s activities or both. Since issuing FIN 46, the FASB has proposed various amendments to the Interpretation and has twice deferred the effective dates. Most recently on December 17, 2003, the FASB approved a partial deferral of FIN 46 and announced that it expects to release the revised version of FIN 46 (hereinafter, FIN 46-R) before December 31, 2003. This partial deferral established the effective dates for public entities to apply FIN 46 and FIN 46-R based on the nature of the variable interest entity and the date upon which the public company became involved with the variable interest entity. In general, the deferral provides that (i) for variable interest entities created after February 1, 2003, a public entity must apply FIN 46-R at the end of the first interim or annual period ending after March 15, 2004, and may be required to apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003 if the variable interest entity is a special purpose entity, and (ii) for variable interest entities created after January 31, 2003, a public company must apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, as previously required, and then apply FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. As of September 30, 2003, the Company did not have any variable interest entities created after January 31, 2003. The Company is currently in the process of applying FIN 46 to its entities created before February 1, 2003 to determine which, if any, are variable interest entities and the impact on its financial position, results of operations and cash flows.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Generally, this Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, for all other instruments. In November 2003, the FASB deferred the effective dates for certain mandatory redeemable financial instruments of certain nonpublic entities and certain mandatory redeemable noncontrolling interests under SFAS No. 150. As of September 30, 2003, the Company did not have any financial instruments outstanding that were subject to SFAS No. 150, other than those subject to the deferred effective dates and additional guidance expected from the FASB.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As permitted, the Company elected to early adopt the remaining provisions of SFAS No. 142 on October 1, 2001, the beginning of fiscal year 2002. At that time, the Company reassessed the useful lives of its intangible assets and established finite and infinite useful lives as appropriate under SFAS No, 142, which were generally consistent with the existing useful lives. The Company also completed the transitional goodwill impairment test and its annual goodwill impairment test of all its reporting units as required by SFAS No. 142, which did not result in any impairment loss as measured on October 1, 2001 and September 30, 2002, respectively. Therefore, the only significant impact adopting SFAS No. 142 had on the Company’s financial position, results of operations and cash flows was the immediate discontinuance of goodwill amortization of the approximately $132.2 million of recorded net goodwill at October 1, 2001. The Company designated September 30, its fiscal year end, as the date to perform the annual goodwill impairment test for all of its reporting units as required by SFAS No. 142. Goodwill of a reporting unit will also be tested between annual tests if an event occurs or circumstances change that indicate an impairment may exist.

      In March 2003, the Company determined that the decline in its market capitalization, as measured by its public stock price, since September 30, 2002 represented an event requiring an interim goodwill impairment test to be performed as required by SFAS No. 142. Accordingly, the Company engaged an independent third-party valuation firm to assist in performing the goodwill impairment test, specifically as it related to calculating the fair value of each of the Company’s reporting units as of the March 1, 2003 testing date pursuant to SFAS No. 142. The results of this independent valuation concluded that the calculated fair value of each of the Company’s reporting units exceeded the carrying value. Thus, no goodwill impairment existed at that date.

      In September 2003, the Company performed another goodwill impairment test. This testing date was consistent with both its designated annual testing date under SFAS No. 142 and a new triggering event, which was the Company’s preparation of its fiscal 2004 financial budget during the fourth quarter of its fiscal year. Consistent with the previous testing approach, the Company engaged a third-party valuation firm to assist in performing the goodwill impairment test. The results of this independent valuation concluded that the calculated fair value of both of the Company’s reporting units did not exceed their carrying value, thus impairment existed. Accordingly, the Company completed a hypothetical purchase price analysis to determine the amount of the goodwill impairment required under SFAS No. 142. The Company also utilized the assistance of the third-party valuation firm to calculate the fair value of certain tangible and identifiable intangible assets. As a result of the analyses, the Company recorded a goodwill impairment loss of $58.9 million at September 30, 2003, which consisted of $43.5 million and $15.4 million relating to the hospital division and diagnostics division reporting

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units, respectively. The changes in the carrying amount of goodwill for the years ended September 30, 2003, 2002 and 2001 are as follows:

			Corporate
	Hospital	Diagnostics	and
	Division	Division	Other	Total

Balance, September 30, 2001	$100,314	$15,374	$—	$115,688
Goodwill from acquisitions	16,480	—	—	16,480

Balance, September 30, 2002	116,794	15,374	—	132,168
Goodwill from acquisitions	1,697	—	—	1,697
Impairment	(43,491)	(15,374)	—	(58,865)

Balance, September 30, 2003	$75,000	$—	$—	$75,000

      The Company’s reported net income (loss) for the year ended September 30, 2001, adjusted for amortization expense recognized in that period related to goodwill that is no longer being amortized, compared to the Company’s reported net income for the year ended September 30, 2003 and 2002 is as follows:

	Year Ended September 30,

	2003	2002	2001

Net income (loss):
As reported	$(60,306)	$24,351	$1,051
Add back: goodwill amortization	—	—	2,962

Adjusted	(60,306)	24,351	4,013

Diluted earnings (loss) per share:
As reported	$(3.35)	$1.34	$0.08
Add back: goodwill amortization	$—	$—	$0.23

Adjusted	$(3.35)	$1.34	$0.31

      As of September 30, 2003 and 2002, the Company’s other intangible assets, net, included the following:

	September 30, 2003		September 30, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized other intangible assets:
Management contracts	$20,598	$(9,716)	$20,853	$(8,532)
Loan acquisition costs	12,251	(7,063)	11,253	(5,326)
Other	1,446	(421)	2,166	(1,134)

Total	$34,295	$(17,200)	$34,272	$(14,992)

      Amortization expense recognized for the management contracts and other intangible assets totaled $1.4 million, $2.4 million and $3.7 million for the years ended September 30, 2003, 2002 and 2001, respectively. During the year ended September 30, 2003, the Company restructured one of its two physician management contracts in its CCM operations. In connection with this contract change, the Company determined it was necessary and appropriate under SFAS No. 142 to extend the useful lives of its intangible assets related to its physician management contracts. As of September 30, 2003, the remaining useful lives for these intangible assets was 39 months.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recognizes amortization expense for loan acquisition costs as a component of interest expense. For the years ended September 30, 2003, 2002 and 2001, amortization expense for loan acquisition costs was $1.5 million, $1.3 million and $1.5 million, respectively. The estimated aggregate amortization expense, including amortization expense for loan acquisition costs, for each of the five fiscal years succeeding the Company’s most recent fiscal year ended September 30, 2003 is as follows:

	Estimated Expense

Fiscal Year:	Amortization	Interest	Total

2004	$1,129	$1,507	$2,636
2005	1,129	1,428	2,557
2006	1,129	844	1,973
2007	754	276	1,030
2008	628	234	862

4.	Business Combinations and Hospital Development

      Acquisitions Completed During Fiscal Year 2003 — Effective April 1, 2003, the Company acquired an additional 3% ownership interest in Heart Hospital of New Mexico from its hospital investor partner for $800,000. As a result of this transaction, the hospital investor partner no longer holds any ownership interest in Heart Hospital of New Mexico, and the Company’s ownership interest increased from 69.0% to 72.0%, with the physician investors owning the remaining 28.0%.

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

      Because the carrying amount of the hospital’s net assets underlying the additional ownership interest the Company acquired, which primarily consisted of accounts receivable, medical supplies, property and equipment, current liabilities and long-term debt and capital leases, approximated their fair value at the date of acquisition, the application of purchase accounting did not result in any significant adjustment to the carrying amount of those assets. As part of this transaction, the Company assumed all interests, rights or obligations of the ownership interest acquired relating to capital investment and surplus in the hospital. In the initial application of purchase accounting, the Company recognized total goodwill arising from the acquisition of the additional interest in Heart Hospital of New Mexico of approximately $16.9 million. During the year ended September 30, 2002, the Company adjusted goodwill to $16.5 million in connection with recognizing additional deferred tax assets related to Heart Hospital of New Mexico.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      New Hospital Development — On October 14, 2003, the Company opened The Milwaukee Heart Hospital in Glendale, Milwaukee. This hospital focuses primarily on cardiovascular care. On October 24, 2003, The Milwaukee Heart Hospital received its Medicare certification. The Milwaukee Heart Hospital is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns an approximate 60.3% interest in the venture, with physician investors owning the remaining 39.7%, and the Company exercises substantive control over the hospital.

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

      In February 2002, the Company announced a venture to develop and construct the Heart Hospital of Lafayette, which will be located in Lafayette, Louisiana. Heart Hospital of Lafayette is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiaries, owns a 51% or greater interest in the venture, with physician investors owning up to the remaining 49%, and the Company will exercise substantive control over the hospital. Construction of Heart Hospital of Lafayette began in December 2002 and the hospital is expected to open in March 2004.

      In October 2001, the Company announced a venture to develop and construct TexSAn Heart Hospital, which will be located in San Antonio, Texas. TexSAn Heart Hospital is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiaries, owns a 51% or greater interest in the venture, with

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

physician investors owning up to the remaining 49%, and the Company exercises substantive control over the hospital. Construction of TexSAn Heart Hospital began in June 2002. Due to the need to repair damages from a fire that occurred in March 2003, the Company expects TexSAn Heart Hospital’s original opening date of October 2003 to be delayed until January 2004. The Company believes it is adequately insured for the majority of the property damages.

      As of September 30, 2003, the three hospitals the Company is developing and Louisiana Heart Hospital were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below.

	Amount	Amount	Amount
	Committed	Paid	Accrued

Louisiana Heart Hospital	$21,861	$20,523	$1,027
TexSAn Heart Hospital	$27,438	$23,700	$2,876
The Heart Hospital of Milwaukee	$15,619	$13,824	$1,216
Heart Hospital of Lafayette	$13,247	$8,418	$2,370

      Diagnostic and Therapeutic Facilities Development — In April 2003, the Company opened a new nuclear testing facility in Fairfax, Virginia. The Company owns 100% of this nuclear testing facility, which provides testing services to various cardiologists in that market.

      In November 2002, the Company opened a new nuclear testing facility in Philadelphia, Pennsylvania. The Company owns 100% of this nuclear testing facility, which has a professional service agreement with various cardiologists in that market.

      In March 2002 and April 2002, the Company opened two new fixed-site catheterization labs as joint ventures with physicians, one in Greensboro, North Carolina and the other in Wilmington, North Carolina, respectively. The Company owns an approximate 51% interest and exercise substantive control over each of these ventures.

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

      In addition, during the year ended September 30, 2003, the Company entered into management services agreements with four hospitals to manage their cardiac catheterization laboratories.

      Closure of Diagnostic and Therapeutic Facilities — Effective May 2003, the Company received notification from its hospital partner of its intent to exercise its option to require the dissolution of Gaston Cardiology Services, LLC, and to terminate all agreements with the hospital, Gaston Cardiology Services, LLC and the Company. The effective date of the dissolution and the termination of the agreements was November 2003.

      Effective October 2002, the Company exercised its option to terminate early the management agreement for Wake Heart Cardiac Diagnostic Center due to the center’s operations not meeting the Company’s objectives.

      Termination of Management Contract — During fiscal 2002, the Company recognized a gain on the settlement of a management contract in CCM that was terminated effective December 31, 2001. The gain of approximately $1.2 million is included in gain on the sale of property, equipment and other assets in the accompanying consolidated statement of operations for the year ended September 30, 2002.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.	Equity Investments

      Investments in and advances to unconsolidated affiliates accounted for under the equity method consist of the following at September 30:

	2003			2002

	Investment	Advances	Net	Investment	Advances	Net

Heart Hospital of South Dakota	4,654	7	4,661	1,328	1,059	2,387
Other	825	—	825	847	—	847

	$5,479	$7	$5,486	$2,175	$1,059	$3,234

      Advances to unconsolidated affiliates bear interest at prime plus 1% (5.0% and 5.75% at September 30, 2003 and 2002, respectively), and are payable on demand and prior to any distributions of earnings.

      The combined results of operations and financial position of the Company’s unconsolidated affiliate hospitals are summarized below:

	Year Ended September 30,

	2003	2002	2001

Condensed Statement of Operations Information:
Net revenue	$58,190	$50,173	$110,073
Income from operations	12,935	9,619	7,280
Net income (loss)	3,328	2,834	(2,199)
Condensed Balance Sheet Information:
Current assets	19,304	9,797	16,788
Noncurrent assets	40,410	43,851	80,035
Current liabilities	9,503	8,471	13,556
Noncurrent liabilities	36,250	41,193	83,230
Minority interest	9,308	2,657	949
Net equity (deficit)	4,654	1,327	(912)

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.	Accounts Receivable

      Accounts receivable, net, consists of the following:

	September 30,

	2003	2002

Receivables, principally from patients and third-party payors	$89,372	$66,596
Receivables, principally from billings to hospitals for various cardiovascular procedures	7,071	6,247
Amounts due under management contracts	598	1,455
Other	2,746	4,410

	99,787	78,708
Less allowance for doubtful accounts	(13,481)	(7,818)

Accounts receivable, net	$86,306	$70,890

      Activity for the allowance for doubtful accounts was as follows:

	Year Ended September 30,

	2003	2002	2001

Balance, beginning of year	$7,818	$8,659	$13,622
Bad debt expense	26,791	22,319	20,545
Increase due to acquisition	—	4,860	2,844
Write-off, net of recoveries	21,128	28,020	28,352

Balance, end of year	$13,481	$7,818	$8,659

7.     Property and Equipment

      Property and equipment, net, consists of the following:

	September 30,

	2003	2002

Land	$30,796	$28,412
Buildings	246,457	188,493
Equipment	273,510	228,790
Construction in progress	61,833	63,172

Total, at cost	612,596	508,867
Less accumulated depreciation	(175,649)	(140,443)

Property and equipment, net	$436,947	$368,424

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Substantially all of the Company’s property and equipment is pledged as collateral for various long-term obligations (see Notes 8 and 9).

8.     Short-Term Borrowings and Long-Term Debt

      Short-term borrowings at September 30, 2002 consist of amounts outstanding under a commercial revolving note at one of the Company’s hospitals. No amounts were outstanding under this revolving note at September 30, 2003. This revolving note provided up to $10.0 million of total available borrowings and expired on October 31, 2003. The interest rate was the bank’s prime rate plus 0.25% (5.0% at September 30, 2002). The revolving note was renewable annually at the lender’s discretion and was secured by the hospital’s patient accounts receivable. Available borrowings under the revolving note were based on a formula of the hospital’s eligible patients accounts receivable.

      Long-term debt consists of the following:

	September 30,

	2003	2002

Master credit facility and bank mortgage loans	$172,460	$120,809
Pre-existing bank mortgage loan	20,378	22,298
Real estate investment trust (REIT) loans	75,448	76,512
Revolving credit facility	—	—
Notes payable to various lenders	76,009	62,270
Other	2,201	4,653

	346,496	286,542
Less current portion	(45,612)	(25,533)

Long-term debt	$300,884	$261,009

      Master Credit Facility and Bank Mortgage Loans — In July 2001, the Company became a party to a $189.6 million master credit facility (the Master Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the real estate indebtedness of three of the Company’s existing hospitals and provided the Company with $110.0 million of available debt capital to finance its hospital development program. In March 2003, the Master Credit Facility was amended to increase available borrowings by $35.0 million thereby providing a total of $145.0 million of available debt to finance its hospital development program.

      As required by the terms of the Master Credit Facility, the three hospitals that refinanced were required to have in place fixed interest rate swaps, for 50% of the refinanced amount, within 90 days of the closing. Accordingly, in September 2001, the Company’s three hospitals entered into fixed interest rate swaps for notional amounts of 50% of the outstanding balances of the bank mortgage loans under the Master Credit Facility, which effectively fixed the interest rate on the hedged portion of these bank mortgage loans at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. In accordance with SFAS No. 133 and the Company’s market risk policy as discussed in Note 2, the swaps qualify for cash flow hedge accounting. The Company recognizes interest expense based upon the fixed interest rates provided under the swaps, while the changes in fair value of the swaps ($64,000 gain and $718,000 loss for the years ended September 30, 2003 and 2002, respectively) are recorded as other comprehensive income (loss) with the corresponding charge recorded as an adjustment to the derivative liability in the consolidated balance sheet, which is included in other long-term obligations at September 30, 2003 and 2002. Future changes on the fair value of the swaps will be recorded based upon the variability in market interest rates through July 2006, the termination date of the swaps and the Master Credit Facility.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2003, $111.9 million of the $145.0 million initially available to finance the Company’s hospital development program had been designated to finance the development of Harlingen Medical Center, Louisiana Heart Hospital, TexSAn Heart Hospital and The Heart Hospital of Milwaukee. Of this $111.9 million of designated financing, $101.5 million had been borrowed as of September 30, 2003. In October 2003, the Company designated approximately $18.4 million to finance the development of Heart Hospital of Lafayette. The Company anticipates the remaining $14.7 million of undesignated funds will remain available to finance other future projects in the Company’s hospital development program.

      Each loan under the Master Credit Facility is separately documented and secured by the assets of the borrowing hospital only. Each loan under the Master Credit Facility amortizes based on a 20-year term, matures on July 27, 2006, and accrues interest at variable rates on either a defined base rate plus an applicable margin, or Eurodollar Rate (LIBOR) plus an applicable margin. The weighted average interest rate for the loans under the Master Credit Facility was 4.44% and 5.02% at September 30, 2003 and 2002, respectively. The Company is required to pay a monthly unused commitment fee at a rate of 0.5%.

      In accordance with the related hospital operating agreements and as required by the lenders, the Company has guaranteed 100% of the obligations of its subsidiary hospitals for bank mortgage loans made under the Master Credit Facility and REIT loans and 71% of the obligation for another bank mortgage loan at September 30, 2003. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals failing to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

      Pre-existing Bank Mortgage Loan — At September 30, 2003 and 2002, the Company’s Pre-existing Bank Mortgage Loan balance includes the outstanding indebtedness of only one hospital. The mortgage loan payments are based on a 20-year amortization schedule with the remaining principal due in full on March 31, 2007. The interest rate on this bank mortgage loan is LIBOR plus three hundred fifty basis points. At September 30, 2003 and 2002, the interest rate on the mortgage loan was 4.62% and 5.31%, respectively, and the loan is collateralized by a pledge of the Company’s interest in the related hospital, the hospital’s land, buildings, fixtures, and certain other assets. The Company has guaranteed 71% of the outstanding balance of the mortgage loan.

      REIT Loans — From 1994 to 1997, the Company entered into mortgage loans with real estate investment trusts for the purpose of financing the land acquisition and construction costs for several of its hospitals. As of September 30, 2002, the Company’s REIT Loan balance includes the outstanding indebtedness of three hospitals, one of which the Company began consolidating on October 1, 2001. The interest rates on the outstanding REIT Loans were based on a rate index tied to U.S. Treasury Notes plus a margin, that is determined on the completion date of the hospital, and subsequently increases per year by 20 basis points for two of the hospitals and 27 basis points for the other hospital. The principal and interest on the REIT Loans are payable monthly over seven-year terms from the completion date of each hospital using extended period amortization schedules and include balloon payments at the end of each respective term. One loan is subject to extension for an additional seven years at the option of the Company. Borrowings under the REIT Loans are collateralized by a pledge of the Company’s interest in the related hospitals’ property, equipment and certain other assets. At September 30, 2003, the Company guaranteed 100% of the outstanding balances of the REIT Loans. The average interest rate as of September 30, 2003 and 2002 on the REIT Loans were 10.24% and 10.00%, respectively.

      Revolving Credit Facility — The Company entered into a $100.0 million revolving credit facility (the Revolver) dated as of July 31, 1998, with a syndicate of banks, the proceeds of which are to be used for general corporate purposes. All outstanding borrowings under the Revolver are payable on January 31, 2005. The

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolver is collateralized by all shares of MedCath Intermediate Holdings, Inc. (a wholly owned subsidiary of the Company), all intercompany debt owed by each of its present and future subsidiaries, and all proceeds from the sales of its present and future subsidiaries. Borrowings under the Revolver bear interest at variable rates based, at the Company’s option, on LIBOR plus an additional margin ranging from .875% to 2.25%, based on the Company’s performance, or the prime rate plus an additional margin ranging to 1.00%, based on the Company’s performance. As of September 30, 2003 and 2002, the applicable interest rates on available funds were 4.0% and 6.50%, respectively.

      Of the $100.0 million in availability under the Revolver, $10 million is designated for short-term borrowings and $25.0 million is available for letters of credit. At September 30, 2003 and 2002, no amounts were outstanding under the short-term borrowings portion of the Revolver. Short-term borrowings bear interest at the prime rate plus 0.75%. As of September 30, 2003, $9.5 million had been used for letters of credit, for which the Company is required to pay a commission fee of 1.875%. The Company is also required to pay quarterly unused commitment fees at a rate of 0.325% for available, but unused, long-term borrowings and 0.375% for available, but unused, short-term borrowings under the Revolver.

      Notes Payable — The Company has acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. Two facilities in the diagnostic division also have leasehold improvements funded through notes payable collateralized by real estate. Amounts borrowed under these notes are payable in monthly installments of principal and interest over 4 to 7 year terms. Interest is at fixed and variable rates ranging from 3.87% to 9.84%. The Company has guaranteed between 50% and 100% of certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan. At September 30, 2003, the total amount of notes payable was approximately $76.0 million, of which $40.0 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

      In December 2002, Louisiana Heart Hospital, which opened February 28, 2003, obtained a debt commitment to finance its equipment that allows the hospital to borrow up to $18.0 million. Until December 2003, interest on borrowings made under this commitment will accrue at 90-day LIBOR plus 3.95%. After such date, amounts funded under the loan shall accrue interest at either a fixed rate equal to a specific Treasury Note yield, plus a margin, or 90-day LIBOR, plus a margin, depending on the manufacturer of equipment originally purchased under the facility. Beginning in April 2004, the principal amount of the loan will be required to be repaid over a six-year period. The debt is secured by the related equipment in the hospital and is guaranteed by the Company, as discussed above. As of September 30, 2003, Louisiana Heart Hospital had borrowed $15.3 million of the $18.0 million available.

      In July 2003, TexSAn Heart Hospital obtained a debt commitment of up to $20.0 million to finance its equipment purchases. Until March 2004, interest on borrowings made under this commitment shall accrue at Prime, plus a margin. Beginning in March 2004, borrowings shall bear interest at a fixed rate of interest equal to a specific Treasury Note yield, plus a margin. Principal shall be payable in 78 months beginning in September 2004. As of September 30, 2003, no borrowings were outstanding under the commitment.

      Debt Covenants — Covenants related to the Company’s long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At September 30, 2003, Arizona Heart Hospital, Tucson Heart Hospital and Heart Hospital of Austin were not in compliance with certain of their financial ratio covenants related to the real estate mortgage loans. For the real estate

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgage loans at Heart Hospital of Austin and Heart Hospital of New Mexico, the Company was also not in compliance with certain guarantor financial ratio covenants. The Company received waivers of the covenant breaches from each lender. In addition, the lender at Tucson Heart Hospital agreed to waive compliance with certain of its financial ratio covenants through, and including, March 31, 2004, and the lender at Arizona Heart Hospital agreed to modify the terms of its financing to accommodate the hospital’s anticipated operating performance. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at September 30, 2003 except as noted above. Also, at December 31, 2002, Bakersfield Heart Hospital was not in compliance with one of its interim financial ratio covenants. The mortgage lender granted a waiver for the breach at December 31, 2002 and agreed to amend the terms of the loan to replace the financial ratio covenant with a minimum financial performance covenant at June 30, 2003 and September 30, 2003. Under the amended loan terms, the financial ratio covenant would have become effective again December 31, 2003 and would have determined the amount of a potential prepayment of the loan’s principal balance. In November 2003, the mortgage lender agreed to further amend the terms of the loan to accommodate a potential change in capital reimbursement at the hospital. Under the terms of the November 2003 amendment, the mortgage lender agreed to amend both the financial ratio covenants and the minimum financial performance covenants. In consideration of the amendment, the Company remitted a prepayment of approximately $11.8 million on December 1, 2003. Accordingly, the Company has classified this amount of Bakersfield Heart Hospital’s mortgage debt as current in the accompanying consolidated balance sheet at September 30, 2003.

      Guarantees of Unconsolidated Affiliate’s Debt — The Company has guaranteed approximately 50% of the real estate and 40% of the equipment debt of the one affiliate hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At September 30, 2003, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $28.2 million and $11.4 million at September 30, 2003. Accordingly, the real estate debt and the equipment debt guaranteed by the Company was approximately $14.1 million and $4.6 million, respectively, at September 30, 2003. These guarantees expire concurrent with the terms of the related real estate and equipment loans and would require the Company to perform under the guarantee in the event of the affiliate hospital’s failure to perform under the related loan. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the value of the assets and liabilities on the Company’s balance sheets.

      Future Maturities — Future maturities of long-term debt at September 30, 2003 are as follows:

Fiscal Year

2004	$45,612
2005	48,270
2006	218,203
2007	22,403
2008	5,588
Thereafter	6,420

$346,496

9.	Obligations Under Capital Leases

      The Company currently leases several diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware, equipment and certain vehicles under noncancelable capital

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases expiring through fiscal year 2008. Some of these leases contain provisions for annual rental adjustments based on increases in the consumer price index, renewal options, and options to purchase during the lease terms. Amortization of the capitalized amounts is included in depreciation expense. Total assets under capital leases (net of accumulated depreciation of approximately $6.6 million and $9.7 million) at September 30, 2003 and 2002, were approximately $21.8 million and $15.6 million, respectively, and are included in property and equipment. Lease payments during the years ended September 30, 2003 and 2002 were $4.4 million and $3.1 million, respectively, and include interest of approximately $1.2 million and $1.0 million, respectively.

      Future minimum lease payments at September 30, 2003 are as follows:

Fiscal Year

2004	$4,796
2005	4,542
2006	3,855
2007	2,839
2008	710
Thereafter	—

Total future minimum lease payments	16,742
Less amounts representing interest	(2,253)

Present value of net minimum lease payments	14,489
Less current portion	(3,675)

$10,814

10.	Liability Insurance Coverage

      On June 1, 2002, the Company’s three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis expired, and the Company entered into a new partially self-insured coverage program. At that time, the Company purchased a tail insurance policy to provide first-dollar coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy. The Company recognized the full cost of the tail insurance policy as an operating expense in the third quarter of fiscal 2002 as required by generally accepted accounting principles in the United States. From June 1, 2002 through May 31, 2003, the Company was partially self-insured under a claims-made policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. Effective June 1, 2003, the Company entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to $5.0 million of retained liability per claim for the first two claims reported during the policy year at one of its hospitals. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of the Company’s retained liability applicable to each malpractice claim. As of September 30, 2003 and 2002, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $3.7 million and $858,000, respectively, which is included in current liabilities in the Company’s consolidated balance sheet. The Company maintains this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on the Company’s historical experience with claims and assumptions about future events. Due to the considerable variability that is inherent in such estimates, including such factors as changes in medical costs and changes in actual experience, there is a reasonable possibility that the recorded estimates will change by a material amount in the near term. Also, there can be no assurance that the ultimate liability will not exceed the Company’s estimates.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

      Operating Leases — One of the Company’s subsidiaries leases certain office space to a physician group under a noncancelable operating lease, which commenced in fiscal year 2000. During fiscal years 2003, 2002 and 2001, the Company received approximately $544,000, $485,000 and $485,000, respectively, annually in rental income from this lease.

      The Company currently leases several cardiac diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware equipment, and certain vehicles under noncancelable operating leases expiring through fiscal year 2029. Total rent expense under all rental commitments was approximately $4.2 million, $3.8 million and $3.3 million for the years ended September 30, 2003, 2002 and 2001, respectively.

      The approximate future minimum rental income and commitments under noncancelable operating leases as of September 30, 2003 are as follows:

	Rental	Rental
Fiscal Year	Income	Commitment

2004	$626	$2,578
2005	554	2,145
2006	544	1,685
2007	544	1,193
2008	544	664
Thereafter	—	3,997

	$2,812	$12,262

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

      Contingency, CMS change in Medicare capital cost reimbursement — Medicare reimburses hospitals for capital-related costs using one of two alternative methodologies based upon how the hospital is categorized under CMS regulations. The Company sought and received a written determination from its Medicare fiscal intermediary on October 11, 2002 regarding the applicable capital cost reimbursement methodology. The fiscal intermediary’s October 2002 written determination confirmed the methodology being applied by the Company. The Company recorded and collected net revenue for services rendered at the estimated net realizable amount determined in accordance with the capital cost reimbursement methodology provided by the fiscal intermediary in its October 2002 determination. On August 11, 2003, the Company was notified by the fiscal intermediary that it had been directed by CMS to change, on a retroactive and prospective basis, the methodology confirmed by the fiscal intermediary in its October 2002 determination. The Company believes that the position taken by the fiscal intermediary in October 2002 was based upon a correct interpretation of applicable CMS regulations and the Company has begun pursuing its administrative, judicial and other remedies to reverse any final determination contrary to that position. If CMS does not revert to the determination made by the fiscal intermediary in October 2002, or maintains that it is appropriate to apply the change in methodology on a retroactive basis, the Company would be required to repay the Medicare program for the resulting reduction in previously reimbursed capital costs. If required, such retroactive repayments would be recorded as a change in accounting estimate and could

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result in a material reduction in the Company’s net revenue in the period recorded. The prospective change in reimbursement methodology could also have a material adverse impact on net revenue in future periods.

      In regards to the retroactive component, the fiscal intermediary has not advised the Company of the amount of reimbursement associated with the change in methodology. In addition to beginning the administrative process to challenge the August 11, 2003 determination, the Company has been, and remains, actively involved in negotiations with CMS to resolve this matter. Management believes based on the advice of counsel and the status of the negotiations with CMS, that the Company will not be required to repay the retroactive amount of reimbursement associated with the change in methodology. Accordingly, the Company has not recognized a contingent liability for the retroactive reimbursement in accordance with SFAS No. 5, Accounting for Contingencies.

      In regards to the prospective component, the fiscal intermediary began making payments for capital cost reimbursement under the new methodology for all claims submitted after August 11, 2003. The impact of this change for the year ended September 30, 2003 was a $1.2 million reduction in the Company’s net revenue. While this prospective treatment is subject to the Company’s administrative challenges and negotiations with CMS, the Company has not recognized a contingent receivable for the decrease in the prospective reimbursement from August 11, 2003 through September 30, 2003. This accounting treatment is in accordance with SFAS No. 5, which does not permit contingent gains to be recorded until such amounts are realized. If the Company ultimately recovers all, or some portion, of the decrease in prospective reimbursement, the amount will be recognized in the period in which the settlement occurs.

12.	Income Taxes

      The components of income tax expense (benefit) are as follows:

	Year Ended September 30,

	2003	2002	2001

Current tax expense:
Federal	$283	$—	$—
State	563	535	317

Total current tax expense	846	535	317
Deferred tax (benefit) expense:
Federal	(235)	3,300	—
State	(306)	(915)	—

Total deferred tax (benefit) expense	(541)	2,385	—

Total income tax expense	$305	$2,920	$317

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net deferred taxes as of September 30, 2003 and 2002 are as follows:

	2003	2002

Deferred tax liabilities:
Excess of book over tax bases of property and equipment	$25,119	$19,643
Excess of book over tax bases in equity investments	627	145
Management contracts	2,594	3,009
Other	1,846	1,281

Total deferred tax liabilities	30,186	24,078

Deferred tax assets:
Net operating and economic loss carryforward	10,021	12,768
AMT credit carryforward	1,489	1,336
Management contracts	35	94
Nondeductible allowances	2,815	1,171
Nondeductible accruals	4,861	2,546
Organization and start-up costs	5,812	3,279
Derivative swap	859	902
Other	3,488	1,765

Total deferred tax assets	29,380	23,861

Net deferred tax balance	$806	$217

      The Company has determined that no valuation allowance is necessary as the deferred tax liabilities, combined with current and projected net earnings, provided sufficient positive evidence to support the recognition of the gross deferred tax assets.

      The Company has gross federal net operating loss carryforwards of $22.1 million, which will begin to expire in 2018 and state net operating loss carryforwards of approximately $50 million that will begin to expire in 2004. In addition, the Company has alternative minimum tax carryforwards of $1.5 million.

      The differences between the U.S. federal statutory tax rate and the effective rate are as follows:

	2003	2002	2001

Statutory federal income tax rate	(34.0)%	34.0%	34.0%
State income taxes	0.3%	1.5%	91.9%
Goodwill	33.4%	—	312.0%
Decrease in valuation allowance	—	(23.5)%	(538.3)%
Other	0.8%	(1.3)%	123.6%

Effective income tax rate	0.5%	10.7%	23.2%

13.	Per Share Data and Share Repurchase Plan

      The calculation of diluted net income (loss) per share considers the potential dilutive effect of options to purchase 3,037,872, 2,413,095 shares and 2,291,595 shares of common stock at prices ranging from $4.75 to $25.00 which were outstanding at September 30, 2003, 2002 and 2001, respectively. Of these options, 3,037,872 shares, 2,140,730 shares, and 2,150,230 shares have not been included in the calculation of diluted net income (loss) per share at September 30, 2003, 2002 and 2001, respectively, because the options were anti-dilutive.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the Company’s board of directors approved a share repurchase plan, authorizing the Company to repurchase up to $7.5 million of its common stock. Under the program, shares may be repurchased from time to time at various prices in the open market or through private transactions in compliance with applicable SEC regulations and legal requirements. As of September 30, 2003, the Company had repurchased 68,900 shares of its common stock at a cost of approximately $394,000, which is included in treasury stock on the Company’s balance sheets.

14.	Stock Option Plans

      On July 28, 1998, the Company’s Board of Directors adopted a stock option plan (the 1998 Stock Option Plan) under which it may grant incentive stock options and nonqualified stock options to officers and other key employees. Under the 1998 Stock Option Plan, the Board of Directors may grant option awards and determine the option exercise period, the option exercise price, and such other conditions and restrictions on the grant or exercise of the option as it deems appropriate. The 1998 Stock Option Plan provides that the option exercise price may not be less than the fair value of the common stock as of the date of grant and that the options may not be exercised more than ten years after the date of grant. Options that have been granted during the years ended September 30, 2003, 2002 and 2001 were granted at an option exercise price equal to or greater than fair market value of the underlying stock at the date of the grant and become exercisable on grading and fixed vesting schedules ranging from 4 to 8 years subject to certain performance acceleration features. At September 30, 2003, the maximum number of shares of common stock, which can be issued through awards granted under the 1998 Option Plan is 3,000,000.

      On July 23, 2000, the Company adopted an outside director’s stock option plan (the Director’s Plan) under which nonqualified stock options may be granted to nonemployee directors. Under the Director’s Plan, grants of 2,000 options were granted to each new director upon becoming a member of the Board of Directors and grants of 2,000 options were made to each continuing director on October 1, 1999 (the first day of the fiscal year ended September 30, 2000). Effective September 15, 2000, the Director’s Plan was amended to increase the number of options granted for future awards from 2,000 to 3,500. Grants of 3,500 options were made to each continuing director on October 1, 2002, 2001 and 2000 (the first day of the fiscal years ended September 30, 2003, 2002 and 2001, respectively. All options granted under the Director’s Plan through September 30, 2003 have been granted at an exercise price equal to or greater than the fair market value of the underlying stock at the date of the grant. Options are exercisable immediately upon the date of grant and expire ten years from the date of grant. The maximum number of shares of common stock which can be issued through awards granted under the Director’s Plan is 250,000.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information for options outstanding and exercisable at September 30, 2003:

Options Outstanding				Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Prices	Options	Life (years)	Price	Options	Price

4.75	131,472	4.8	4.75	131,472	4.75
17.65 - 19.46	1,943,257	5.7	18.99	1,205,443	19.00
25.00	30,000	7.5	25.00	10,000	25.00
15.80 - 17.44	103,750	8.2	17.10	40,000	16.68
$10.80 - 12.00	268,393	8.7	$10.90	30,893	$11.56
14.95	10,000	8.8	14.95	2,500	14.95
5.97	25,000	9.7	5.97	—	0.00
9.34	526,000	9.9	9.34	3,500	9.34

$4.75 - 25.00	3,037,872		$15.86	1,423,808	$17.46

      The Company accounts for its stock option plans in accordance with APB Opinion No. 25 as discussed in Note 2. No compensation expense has been recognized in the statements of operations for the stock-based awards for the years ended September 30, 2003, 2002 and 2001, as all options awarded under the stock option plans have been granted at an exercise price equal to or greater than the fair market value of the Company’s stock at the date of the grant.

      The weighted average fair value of options granted during the year ended September 30, 2003 and 2002 with an exercise price equal to the fair value of the Company’s stock at the date of grant was $9.78 and $10.81, respectively. The weighted average fair value of options granted during the years ended September 30, 2001 with an exercise price greater than the fair value of the Company’s stock at the date of grant was $10.77.

15.	Employee Benefit Plan

      The Company has a defined contribution retirement savings plan (the 401(k) Plan) which covers all employees who meet minimum service requirements. The 401(k) Plan allows eligible employees to contribute from 1% to 25% of their annual compensation on a pre-tax basis. The Company, at its discretion, may make an annual contribution of up to 25% of an employee’s pre-tax contribution, up to a maximum of 6% of compensation. The Company’s contributions to the 401(k) Plan for the years ended September 30, 2003, 2002 and 2001 were approximately $1.2 million, $1.1 million and $969,000, respectively.

16.	Related Party Transactions

      During the fiscal year ended September 2003, 2002, and 2001 the Company incurred $0, $0 and $245,000, respectively, in monitoring fees and $55,100, $155,000 and $186,000, respectively, in insurance and related risk management fees to its principal stockholders and their affiliates.

17.	Litigation and Settlement of Contract Disputes

      Litigation — The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants, and additional claims that may be asserted for known incidents through September 30, 2003. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising form services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Management does not believe, based on advice of counsel and the Company’s experience with past lawsuits and claims that, taking into account the applicable liability insurance coverage, the outcome of any such claims and litigation, individually or in the aggregate, will have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

      The Company made a written demand of its former chief executive officer, David Crane, to exercise options to purchase 175,000 shares of the Company’s common stock at a price of $19 per share, which the Company believes Mr. Crane was obligated to do upon the termination of his employment in accordance with the terms of a contract to purchase stock Mr. Crane entered into with the Company in 2001. Mr. Crane does not believe the contract is enforceable and has refused to exercise such options. While the Company believes that all other matters with respect to Mr. Crane’s severance have been resolved, it currently intends to file a lawsuit seeking to require Mr. Crane to exercise these options in accordance with the terms of the contract.

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

      The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets, including cash and cash equivalents, accounts receivable, net, due from affiliates, short-term borrowings, accounts payable, income taxes payable, accrued liabilities, obligations under capital leases, and other long-term obligations to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2003 and 2002. The estimated fair value of long-term debt, including the current portion, at September 30, 2003 is approximately $358.1 million as compared to a carrying value of approximately $346.5 million. At September 30, 2002, the estimated fair value of long-term debt, including the current portion, approximated the carrying value of $286.5 million. Fair value of the Company’s fixed rate debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of arrangements, and the fair value of the Company’s variable rate debt was determined to approximate its carrying value, due to the underlying variable interest rates.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Summary of Quarterly Financial Data (Unaudited)

      Summarized quarterly financial results were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended September 30, 2003:
Net revenue	$121,101	$135,187	$142,343	$144,355
Operating expense	114,584	127,636	133,663	200,843
Income from operations	6,517	7,551	8,680	(56,488)
Net income (loss)	390	588	778	(62,062)
Earnings (loss) per share, basic	$0.02	$0.03	$0.04	$(3.46)
Earnings (loss) per share, diluted	$0.02	$0.03	$0.04	$(3.46)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended September 30, 2002:
Net revenue	$114,950	$131,731	$120,483	$110,473
Operating expense	103,068	107,154	108,536	103,095
Income from operations	11,882	24,577	11,947	7,378
Net income	5,295	14,003	3,657	1,396
Earnings (loss) per share, basic	$0.29	$0.78	$0.20	$0.08
Earnings (loss) per share, diluted	$0.29	$0.77	$0.20	$0.08

20.	Reportable Segment Information

      The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. The CCM Division has been combined with Corporate and other, as the CCM Division does not meet the materiality thresholds for separate disclosure as specified in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial information concerning the Company’s operations by each of the reportable segments as of and for the years ended September 30 are as follows:

	Year Ended September 30,

	2003	2002	2001

Net revenue:
Hospital Division	$476,971	$399,872	$307,447
Diagnostics Division	50,767	56,751	45,699
Corporate and other	15,248	21,014	23,861

Consolidated totals	$542,986	$477,637	$377,007

Income (loss) from operations:
Hospital Division	$(19,287)	$42,650	$38,560
Diagnostics Division	(4,609)	21,016	9,128
Corporate and other	(9,844)	(7,882)	(6,840)

Consolidated totals	$(33,740)	$55,784	$40,848

Depreciation and amortization:
Hospital Division	$32,841	$28,497	$24,582
Diagnostics Division	6,969	6,884	8,138
Corporate and other	1,735	2,262	3,926

Consolidated totals	$41,545	$37,643	$36,646

Interest expense (income), net:
Hospital Division	28,249	$26,041	$28,136
Diagnostics Division	701	676	563
Corporate and other	(4,466)	(5,458)	(5,825)

Consolidated totals	$24,484	$21,259	$22,874

Capital expenditures:
Hospital Division	$98,274	$75,743	$11,874
Diagnostics Division	8,832	4,263	1,643
Corporate and other	6,376	1,517	948

Consolidated totals	$113,482	$81,523	$14,465

Aggregate identifiable assets:
Hospital Division	$602,007	$506,225	$388,525
Diagnostics Division	46,847	58,880	57,533
Corporate and other	100,443	175,936	160,561

Consolidated totals	$749,297	$741,041	$606,619

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

Item 9.	Changes in and Disagreements With Accountants and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

      The president and chief executive officer and the executive vice president and chief financial officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the year covered by this annual report on Form 10-K, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the president and chief executive officer and the executive vice president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      No change in the Company’s internal control over financial reporting was made during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item with respect to directors is incorporated by reference to information provided under the heading “Election of Directors” in the Company’s proxy statement to be filed with the Commission on or before January 28, 2004 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 2, 2004 (the 2004 Proxy Statement). Some of the information required by this Item with respect to executive officers is provided under the heading “Executive Officers of the Registrant” in Part I of this report.

Item 11.	Executive Compensation.

      The information required by this Item is incorporated by reference to information provided under the heading “Executive Compensation” in the 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item is incorporated by reference to information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this Item is incorporated by reference to information provided under the heading “Certain Transactions” in the 2004 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

      The information required by this Item is incorporated by reference to information provided under the heading “Accounting and Audit Matters” in the 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) The following financial statements are filed as part of this report:

•	Consolidated Balance Sheets as of September 30, 2003 and 2002

•	Consolidated Statements of Operations for the Years Ended September 30, 2003, 2002 and 2001

•	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules. All schedules have been omitted because they are not required, are not applicable or the information is included in the selected consolidated financial data or notes to consolidated financial statements appearing elsewhere in this report.

      (3) The following list of exhibits includes both exhibits submitted with this report and those incorporated by reference to other filings:

Exhibit
No.		Description

3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation.(1)
3.2	—	Bylaws of MedCath Corporation(1)
4.1	—	Specimen common stock certificate(1)

Exhibit
No.		Description

4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)
4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)
4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, and L.P. And the several stockholders parties thereto (the Registration Rights Agreement)(1)
4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)
4.6	—	Amended and Restated Management Stockholder’s Agreement entered into as of July 18, 2001 between MedCath Corporation and David Crane (1)
4.7	—	Amended and Restated Management Stockholder’s Agreement entered into as of July 18, 2001 between MedCath Corporation and Stephen R. Puckett, P IV Limited Partnership and P V Limited Partnership(1)
10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(6)
10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(6)
10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(6)
10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)
10.5	—	Amended and Restated Operating Agreement of MedCath of Tucson, L.L.C. effective as of July 31, 1999 (the Tucson Operating Agreement)(1)(6)
10.6	—	Amendment to Tucson Operating Agreement dated as of April 25, 2001(1)
10.7	—	Second Amendment to Tucson Operating Agreement(1)(6)
10.8	—	Guaranty Agreement made as of July 18, 1996 by MedCath Incorporated in favor of CapStone Capital Corporation(1)
10.9	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(6)
10.10	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(6)
10.11	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)
10.12	—	Guaranty dated as of March 2, 2000 by Arizona Heart Hospital, L.L.C., MedCath Incorporated, AHH Management, Inc., MedCath of Arizona, Inc., MedCath of Kingman, Inc., MedCath of Massachusetts, Inc., MedCath of New Jersey, Inc., MedCath Diagnostics, LLC, Heart Research Centers International, LLC and MedCath Physician Management, Inc. in favor of Heller Financial Leasing, Inc(1)
10.13	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(6)
10.14	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(6)
10.15	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(6)
10.16	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)
10.17	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)
10.18	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)
10.19	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(6)

Exhibit
No.		Description

10.20	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(6)
10.21	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the “Dayton Operating Agreement”) (6)
10.22	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(6)
10.23	—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(6)
10.24	—	Guaranty made as of September 24, 1998 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc (1)
10.25	—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)
10.26	—	Termination and Release dated October 1, 2000 by and among Heart Hospital of DTO, LLC, DTO Management, Inc., Franciscan Health Systems of the Ohio Valley, Inc. and ProWellness Health Management Systems, Inc(1)(6)
10.27	—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(6)
10.28	—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(6)
10.29	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(6)
10.30	—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(6)
10.31	—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.32	—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.33	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001 (2)(6)
10.34	—	Operating Agreement of The Heart Hospital of Milwaukee, LLC effective as of October 11, 2001 (“Milwaukee Operating Agreement).(4)(6)
10.35	—	First Amendment to Milwaukee Operating Agreement effective as of October 11, 2001.(4)(6)
10.36	—	Second Amendment to Milwaukee Operating Agreement effective as of October 11, 2001.(4)(6)
10.37	—	Management Services Agreement for The Heart Hospital of Milwaukee, LLC dated December 12, 2001.(4)(6)
10.38	—	Operating Agreement of Heart Hospital of Lafayette, LLC effective as of December 5, 2001 (“Lafayette Operating Agreement).(4)(6)
10.39	—	First Amendment to Lafayette Operating Agreement effective as of December 5, 2001.(4)(6)
10.40	—	Second Amendment to Lafayette Operating Agreement effective as of December 5, 2001.(4)(6)
10.41	—	Third Amendment to Lafayette Operating Agreement effective as of December 5, 2001.(4)(6)
10.42	—	Management Services Agreement for the Heart Hospital of Lafayette. LLC dated September 5, 2001.(4)(6)
10.43	—	Credit Agreement dated as of July 31, 1998 among MedCath Intermediate Holdings, Inc., the Initial Lenders and Initial Issuing Bank, Bank of America N.A. (formerly Nations Bank, N.A.) and Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC)(1)
10.44a	—	Commitment Agreement dated as of July 27, 2001 by and among, MedCath Incorporated, a North Carolina corporation, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent for the Lenders(1)

Exhibit
No.		Description

10.44b	—	Amended and Restated Loan Agreement dated as of July 27, 2001 by and among MedCath of Little Rock, L.L.C., a North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent for the Lenders(1)
10.44c	—	Amended and Restated Loan Agreement dated as of July 27, 2001 by and among Heart Hospital of DTO, LLC, a North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent for the Lenders(1)
10.44d	—	Amended and Restated Loan Agreement dated as of July 27, 2001 by and among Heart Hospital of BK, LLC, a North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent(1)
10.44e	—	Guaranty Agreement dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.44f	—	Guaranty Agreement dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.44g	—	Guaranty Agreement dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.45	—	Amended and Restated Loan Agreement, dated as of the 21st day of November, 2001, by and among Harlingen Medical Center, Limited Partnership, a North Carolina limited partnership, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent, Bank of America Securities, LLC and Deutsche Banc Alex, Brown Inc., as co-lead arrangers and co-book mangers.(3)(6)
10.46	—	Amended and Restated Loan Agreement dated as of April 24, 2002 by and among Louisiana Heart Hospital, LLC, Bank of America, N.A., Bankers Trust Company, Wachovia Bank, National Association, Banc of America Securities, LLC and Deutsche Banc Alex. Brown Inc.(5)
10.47	—	Employment Agreement made as of July 31, 1998 by and between MedCath Incorporated and Stephen R. Puckett(1)
10.48	—	Amendment to Employment Agreement effective as of January 1, 2000 by and between MedCath Incorporated and Stephen R. Puckett(1)
10.49	—	Employment Agreement made as of October 8, 1999 by and between MedCath Incorporated and James Harris(1)
10.50	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)
10.51	—	Outside Directors’ Stock Option Plan(1)
10.52	—	Amended and Restated Directors Option Plan.(4)
10.54	—	Employment Agreement dated as of September 3, 2003 by and between MedCath Incorporated and John T. Casey
10.55	—	Letter agreement dated September 3, 2003 by and between MedCath Incorporated and John T. Casey

Exhibit
No.		Description

10.56	—	Employment Agreement dated as of September 3, 2003 by and between MedCath Incorporated and Charles R. Slaton
10.57	—	Amended and Restated Loan Agreement, dated as of the 7th day of November, 2002, by and among Heart Hospital of San Antonio, Limited Partnership, a Texas limited partnership, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Deutsche Bank Trust Company Americas, a Syndication Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent, Bank of America Securities, LLC and Deutsche Banc Alex. Brown Inc., as co-lead arrangers and co-book managers(7)
10.58	—	Guaranty Agreement dated as of November 7, 2002 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(7)
10.59	—	Fourth Amendment to the Operating Agreement of Heart Hospital of Lafayette, LLC as of February 7, 2003(8)
10.60	—	The First Amendment to Commitment Agreement, dated as of March 28, 2003, by and among MedCath Incorporated, a North Carolina corporation, the Lenders party to this Commitment Agreement, Bank of America, N.A., as Administrative Agent for the Lenders, Deutsche Bank Trust Company Americas, as Syndication Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent for the Lenders(8)
10.61	—	Amended and Restated Loan Agreement, dated as of the 27th day of June, 2003, by and among The Heart Hospital of Milwaukee, LLC, a Delaware limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent (9)
10.62	—	Fifth Amendment to the Operating Agreement of Lafayette Heart Hospital, LLC(6)(9)
21.1	—	List of Subsidiaries
31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Risk Factors

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(6)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(7)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(8)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(9)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(b)	Reports on Form 8-K. On August 6, 2003, the Company filed a Current Report on Form 8-K reporting the issuance of its earnings release for the three months and nine months ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCATH CORPORATION

BY:	/s/ JOHN T. CASEY

John T. Casey
President, Chief Executive Officer and Director
(principal executive officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN R. PUCKETT Stephen R. Puckett	Chairman of the Board	December 19, 2003

/s/ JOHN T. CASEY John T. Casey	President, Chief Executive Officer and Director (principal executive officer)	December 19, 2003

/s/ JAMES E. HARRIS James E. Harris	Executive Vice President and Chief Financial Officer (principal financial officer)	December 19, 2003

/s/ DAVID W. PERRY David W. Perry	Vice President and Chief Accounting Officer (principal accounting officer)	December 19, 2003

/s/ ADAM H. CLAMMER Adam H. Clammer	Director	December 19, 2003

/s/ EDWARD A. GILHULY Edward A. Gilhuly	Director	December 19, 2003

/s/ GALEN POWERS Galen Powers	Director	December 19, 2003

/s/ PAUL B. QUEALLY Paul B. Queally	Director	December 19, 2003

/s/ RUTH G. SHAW Ruth G. Shaw	Director	December 19, 2003

/s/ JOHN B. MCKINNON John B. McKinnon	Director	December 19, 2003

/s/ ROBERT S. MCCOY, JR. Robert S. McCoy, Jr.	Director	December 19, 2003