Form 10-Q
period 2003-12-31
MEDCATH CORP
filed 2004-02-17
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2003

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of January 31, 2004, there were 17,985,644 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	September 30,
	2003	2003

	(Unaudited)
Current assets:
Cash and cash equivalents	$80,468	$94,199
Accounts receivable, net	91,180	86,306
Medical supplies	17,767	16,424
Due from affiliates	150	187
Deferred income tax assets	3,225	3,145
Prepaid expenses and other current assets	7,339	7,668

Total current assets	200,129	207,929
Property and equipment, net	448,292	436,947
Investments in and advances to affiliates, net	3,269	5,486
Goodwill, net	75,000	75,000
Other intangible assets, net	16,512	17,095
Other assets	4,314	6,840

Total assets	$747,516	$749,297

Current liabilities:
Accounts payable	$46,100	$42,360
Income tax payable	164	278
Accrued compensation and benefits	19,560	20,356
Accrued property taxes	3,595	4,723
Accrued construction and development costs	6,241	15,340
Other accrued liabilities	11,078	11,667
Current portion of long-term debt and obligations under capital leases	52,885	49,287

Total current liabilities	139,623	144,011
Long-term debt	307,179	300,884
Obligations under capital leases	10,318	10,814
Deferred income tax liabilities	3,489	3,951
Other long-term obligations	7,268	7,164

Total liabilities	467,877	466,824
Minority interest in equity of consolidated subsidiaries	15,014	17,419
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,011,520 issued and 17,980,332 outstanding at December 31, 2003; 18,011,520 issued and 17,942,620 outstanding at September 30, 2003	180	180
Paid-in capital	357,965	357,707
Accumulated deficit	(92,025)	(91,092)
Accumulated other comprehensive loss	(1,101)	(1,347)
Treasury stock, at cost, 68,900 shares held at December 31, 2003 and September 30, 2003	(394)	(394)

Total stockholders’ equity	264,625	265,054

Total liabilities, minority interest and stockholders’ equity	$747,516	$749,297

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2003	2002

Net revenue	$156,626	$121,101
Operating expenses:
Personnel expense	48,853	39,750
Medical supplies expense	42,617	27,948
Bad debt expense	13,859	5,234
Other operating expenses	32,955	29,222
Pre-opening expenses	3,444	2,406
Depreciation	10,443	9,517
Amortization	290	437
Loss (gain) on disposal of property, equipment and other assets	(84)	70

Total operating expenses	152,377	114,584

Income from operations	4,249	6,517
Other income (expenses):
Interest expense	(6,589)	(6,206)
Interest income	233	452
Other income, net	4	23
Equity in net earnings of unconsolidated affiliates	577	754

Total other expenses, net	(5,775)	(4,977)

Income (loss) before minority interest and income taxes	(1,526)	1,540
Minority interest share of earnings of consolidated subsidiaries	(34)	(891)

Income (loss) income before income taxes	(1,560)	649
Income tax benefit (expense)	627	(259)

Net income (loss)	$(933)	$390

Earnings (loss) per share, basic and diluted	$(0.05)	$0.02

Weighted average number of shares, basic	17,949	18,012
Dilutive effect of stock options	—	72

Weighted average number of shares, diluted	17,949	18,084

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
	Common Stock				Other	Treasury Stock
			Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Total

Balance, September 30, 2003	17,943	$180	$357,707	$(91,092)	$(1,347)	69	$(394)	265,054
Exercise of stock options	38	—	258	—	—	—	—	258
Comprehensive income:
Net loss	—	—	—	(933)	—	—	—	(933)
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	246	—	—	246

Total comprehensive loss								(687)

Balance, December 31, 2003	17,981	$180	$357,965	$(92,025)	$(1,101)	69	$(394)	$264,625

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2003	2002

Net income (loss)	$(933)	$390
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	13,859	5,234
Depreciation and amortization	10,733	9,954
Loss (gain) on disposal of property, equipment and other assets	(84)	70
Amortization of loan acquisition costs	436	373
Equity in net earnings of unconsolidated affiliates	(577)	(754)
Minority interest share of earnings of consolidated subsidiaries	34	891
Deferred income taxes	(627)	239
Change in assets and liabilities that relate to operations:
Accounts receivable, net	(17,635)	(6,898)
Medical supplies	(1,343)	(376)
Due from affiliates	37	6
Prepaid expenses and other current assets	329	(2,004)
Other assets	2,461	(307)
Accounts payable and accrued liabilities	307	(5,695)

Net cash provided by operating activities	6,997	1,123

Investing activities:
Purchases of property and equipment	(30,696)	(26,432)
Proceeds from sale of property and equipment	1,214	225
Repayments of loans under management agreements	43	40
Investments in and advances to affiliates, net	—	1,044
Dividends received from unconsolidated affiliates	2,849	—
Other investing activities	—	136

Net cash used in investing activities	(26,590)	(24,987)

Financing activities:
Short-term debt repayments, net	—	(2,000)
Proceeds from issuance of long-term debt	36,804	27,903
Repayments of long-term debt	(26,326)	(6,335)
Repayments of obligations under capital leases	(1,054)	(649)
Payment of loan acquisition costs	(223)	(336)
Investments by minority partners	61	370
Distributions to minority partners	(3,579)	(3,755)
Proceeds from exercised stock options	179	—

Net cash provided by financing activities	5,862	15,198

Net decrease in cash and cash equivalents	(13,731)	(8,666)
Cash and cash equivalents:
Beginning of year	94,199	118,768

End of year	$80,468	$110,102

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$532	$678
Capital expenditures included in accrued construction and development costs	—	4,358
Capital expenditures included in other accrued liabilities	1,786	—
Deferred tax asset related to exercised stock options	79	—
Notes received for sale of land	1,098	—
Notes received from minority interest in development hospitals	400	364

See notes to consolidated financial statements.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share amounts)

1. Business and Organization

     MedCath Corporation (the Company) is a healthcare provider primarily focused on the diagnosis and treatment of cardiovascular disease. The Company designs, develops, owns and operates hospitals in partnership with physicians, whom it believes have established reputations for clinical excellence. Each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is a freestanding licensed general acute care hospital, that provides a wide range of health services, and the medical staff at each hospital includes qualified physicians in various specialities. As of December 31, 2003, the Company owned and operated eleven hospitals, which include ten majority-owned hospitals and one in which the Company owns a minority interest. These hospitals have a total of 667 licensed beds, of which 587 were staffed and available, and are located in nine states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, Texas and Wisconsin.

     On January 13, 2004, the Company opened its twelfth hospital, which is located in San Antonio, Texas. This hospital is designed to accommodate 120 inpatient beds and will initially open with 60 licensed beds that will be staffed and available as the hospital ramps up its operations. The Company is currently completing the development of its thirteenth hospital, which is located in Lafayette, Louisiana and will open with 32 licensed beds in March 2004.

     The Company accounts for all but one of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Heart Hospital of South Dakota and does not have substantive control over the hospital, and therefore is unable to consolidate the hospital’s results of operations and financial position, but rather is required to account for its minority ownership interest in the hospital as an equity investment. The Company is currently evaluating the accounting for its interest in this hospital under Financial Accounting Standards Board (FASB) Interpretation No. 46-R that was issued in December 2003 regarding consolidation of variable interest entities. See “Accounting Changes and Recent Accounting Pronouncements” in Note 2 below.

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

2. Summary of Significant Accounting Policies

     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of December 31, 2003 and for the three months ended December 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2004 or future fiscal periods.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

     Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. There is a reasonable possibility that actual results may vary significantly from those estimates.

     Pre-opening Expenses – Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

expensed as incurred. The Company recognized pre-opening expenses of approximately $3.4 million and $2.4 million during the three months ended December 31, 2003 and 2002, respectively.

     Stock-Based Compensation – As of December 31, 2003, the Company has two stock-based compensation plans, including a stock option plan under which it may grant incentive stock options and nonqualified stock options to officers and other key employees and an outside director’s stock option plan under which it may grant nonqualified stock options to nonemployee directors. The Company accounts for stock options under both of these plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company also provides prominent disclosure of the information required by SFAS No. 148, Accounting for Stock-Based Compensation, in its annual and interim financial statements.

     Under APB Opinion No. 25, compensation cost is determined based on the intrinsic value of the equity instrument award. No stock-based employee compensation cost is reflected in net income for the three months ended December 31, 2003 and 2002, as all options granted during those periods under the Company’s stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant.

     Had compensation expense for the Company’s stock options been recognized based on the fair value of the option award at the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income (loss) for the three months ended December 31, 2003 and 2002 would have been impacted as follows:

	Three Months Ended December 31,

	2003	2002

Net income (loss), as reported	$(933)	$390
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related income taxes	$(454)	$(521)

Pro forma net loss	$(1,387)	$(131)

Earnings (loss) per share, basic and diluted:
As reported	$(0.05)	$0.02
Pro forma	$(0.08)	$(0.01)

     Accounting Changes and Recent Accounting Pronouncements – In December 2003 the FASB released a revised version of Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (hereinafter, FIN 46-R). This Interpretation established the effective dates for public entities to apply FIN 46 and FIN 46-R based on the nature of the variable interest entity and the date upon which the public company became involved with the variable interest entity. In general, FIN 46-R provides that (i) for variable interest entities created before February 1, 2003, a public entity must apply this Interpretation at the end of the first interim or annual period ending after March 15, 2004, and may be required to apply this Interpretation at the end of the first interim or annual period ending after December 15, 2003 if the variable interest entity is a special purpose entity, and (ii) for variable interest entities created after January 31, 2003, a public entity must apply this Interpretation at the end of the first interim or annual period ending after December 15, 2003, as previously required, and then apply this Interpretation at the end of the first interim or annual period ending after March 15, 2004. The Company is currently evaluating the accounting for its equity investment in one of its hospitals and in a small number of equity investments in its diagnostic services division. FIN 46-R, which will be effective during the three months ended March 31, 2004, provides a new consolidation method of accounting and may require the Company to consolidate certain entities that are not currently consolidated under generally accepted accounting principles. While FIN 46-R may also require certain entities to be accounted for under the equity method of accounting that are currently consolidated, the Company does not expect any such impact on its current consolidated operations.

3. Goodwill and Other Intangible Assets

     As required by SFAS No. 142, Goodwill and Other Intangibles, the Company has designated September 30, its fiscal year end, as the date it will perform the annual goodwill impairment test for all of its reporting units. Goodwill of a reporting unit will also be tested between annual tests if an event occurs or circumstances change that indicate an

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

impairment may exist. During the three months ended December 31, 2003, no events or circumstances changed that indicated interim impairment testing was necessary and as such, no impairment was recognized during the three months ended December 31, 2003.

     As of December 31, 2003 and September 30, 2003, the Company’s other intangible assets, net, included the following:

	December 31, 2003		September 30, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized other intangible assets:
Management contracts	$20,598	$(9,998)	$20,598	$(9,716)
Loan acquisition costs	12,532	(7,637)	12,251	(7,063)
Other	1,446	(429)	1,446	(421)

Total	$34,576	$(18,064)	$34,295	$(17,200)

     Amortization expense recognized for the management contracts and other intangible assets totaled $290,000 and $437,000 for the three months ended December 31, 2003 and 2002, respectively. The Company recognizes amortization expense for loan acquisition costs as a component of interest expense. For the three months ended December 31, 2003 and 2002, amortization expense for loan acquisition costs was $574,000 and $445,000, respectively.

4. Business Development and Changes in Operations

     New Hospital Development During the Three Months Ended December 31, 2003 – On January 13, 2004, the Company opened Texsan Heart Hospital in San Antonio, Texas, which focuses primarily on cardiovascular care. On January 22, 2004, Texsan Heart Hospital received its accreditation from Joint Commission Accreditation for Healthcare Organizations (JCAHO), which initiates the hospital’s patient billing. Texsan Heart Hospital is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiaries, owns an approximate 51% interest in the venture, with physician investors owning the remaining 49%, and the Company exercises substantive control over the hospital.

     On October 14, 2003, the Company opened The Heart Hospital of Milwaukee in Glendale, Wisconsin. This hospital focuses primarily on cardiovascular care. On October 24, 2003, The Heart Hospital of Milwaukee received its accreditation from JCAHO, which initiates the hospital’s patient billing. The Heart Hospital of Milwaukee is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns an approximate 60.3% interest in the venture, with physician investors owning the remaining 39.7%, and the Company exercises substantive control over the hospital.

     As of December 31, 2003, the Company’s three most recently opened hospitals, and the one hospital remaining under development were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below:

	Amount	Amount	Amount
	Committed	Paid	Accrued

Louisiana Heart Hospital	$22,398	$21,589	$1,005
Texsan Heart Hospital	$27,744	$26,918	$1,073
The Heart Hospital of Milwaukee	$15,811	$15,229	$401
Heart Hospital of Lafayette	$13,457	$8,448	$2,137

     For the three months ended December 31, 2003 and 2002, the Company capitalized approximately $463,000 and $314,000, respectively of interest expense as part of the capitalized costs of its hospitals under development during those periods.

     Closure of Diagnostic and Therapeutic Facilities – Effective May 2003, the Company received notification from its hospital partner of its intent to exercise its option to require the dissolution of Gaston Cardiology Services, LLC, and to

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

terminate all agreements with the hospital, Gaston Cardiology Services, LLC and the Company. The effective date of the dissolution and the termination of the agreements was November 2003.

5. Long-Term Debt

     Long-term debt consists of the following:

	December 31,	September 30,
	2003	2003

Master credit facility and bank mortgage loans	$179,179	$172,460
Pre-existing bank mortgage loan	19,935	20,378
Real estate investment trust (REIT) loans	75,173	75,448
Revolving credit facility	—	—
Notes payable to various lenders	82,129	76,009
Other	—	2,201

	356,416	346,496
Less current portion	(49,237)	(45,612)

Long-term debt	$307,179	$300,884

     Master Credit Facility and Bank Mortgage Loans – In July 2001, the Company became a party to a $189.6 million master credit facility (the Master Credit Facility), which provided a source of capital to refinance approximately $79.6 million of the real estate indebtedness of three of the Company’s existing hospitals and provided the Company with $110.0 million of available debt capital to finance its hospital development program. In March 2003, the Master Credit Facility was amended to increase available borrowings by $35.0 million thereby providing a total of $145.0 million of available debt to finance the Company’s hospital development program.

     As of December 31, 2003, $130.3 million of the $145.0 million initially available to finance the Company’s hospital development program had been designated to finance the development of Harlingen Medical Center, Louisiana Heart Hospital, Texsan Heart Hospital, The Heart Hospital of Milwaukee and Heart Hospital of Lafayette (see Note 4). Of this $130.3 million of designated financing, $120.4 million had been borrowed as of December 31, 2003. The Company anticipates the $14.7 million of undesignated funds under the $145.0 million initially available will remain available to finance other future projects in the Company’s hospital development program. However, the Company may elect to terminate part or all of the undesignated funds if it deems that its development activity is unlikely to result in a need for the funds.

     Each loan under the Master Credit Facility is separately documented and secured by the assets of the borrowing hospital only. Each loan under the Master Credit Facility amortizes based on a 20-year term, matures on July 27, 2006, and accrues interest at variable rates on either a defined base rate plus an applicable margin, or Eurodollar Rate (LIBOR) plus an applicable margin. The weighted average interest rate for the loans under the Master Credit Facility was 4.5% and 4.4% at December 31, 2003 and September 30, 2003, respectively. The Company is required to pay a monthly unused commitment fee at a rate of 0.5%.

     In December 2003, the Company made a principal prepayment of $11.4 million to the mortgage lender for Bakersfield Heart Hospital. The bank mortgage lender agreed to accept this principal prepayment in exchange for amending certain financial ratio covenants and minimum financial performance covenants, which Bakersfield Heart Hospital was not in compliance with during the preceding fiscal year ended September 30, 2003. The Company had classified this amount as current portion of long-term debt at September 30, 2003.

     At December 31, 2003, the Company classified $16.6 million of real estate mortgage debt for Tucson Heart Hospital as current portion of long-term debt based on the debt’s scheduled maturity in November 2004.

     In accordance with the related hospital operating agreements and as required by the lenders, the Company has guaranteed 100% of the obligations of its subsidiary hospitals for bank mortgage loans made under the Master Credit Facility and REIT loans and 71% of the obligation for another bank mortgage loan at December 31, 2003. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals failing to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. At December 31, 2003, the total amount of real estate debt was approximately $274.3 million, of which $268.5 million was guaranteed by

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     Revolving Credit Facility – Separate from the Master Credit Facility, the Company has a revolving credit facility (the Revolver) that provides $100.0 million in available borrowings, $10.0 million of which is designated as short-term borrowings and $25.0 million of which is available to issue letters of credit. The Revolver expires on January 31, 2005. As of December 30, 2003, no amounts were outstanding under the Revolver, however, the Company had letters of credit outstanding of $24.5 million, which reduced its availability under the Revolver to $75.5 million, subject to limitations on the Company’s total indebtedness as stipulated under its other debt agreements.

     Notes Payable – The Company has acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. Two facilities in the diagnostic division also have leasehold improvements funded through notes payable collateralized by real estate. Amounts borrowed under these notes are payable in monthly installments of principal and interest over 4 to 7 year terms. Interest is at fixed and variable rates ranging from 3.92% to 9.84%. The Company has guaranteed between 50% and 100% of certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan. At December 31, 2003, the total amount of notes payable was approximately $82.1 million, of which $56.6 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     In July 2003, Texsan Heart Hospital obtained a debt commitment of up to $20.0 million to finance its equipment purchases. Until March 2004, interest on borrowings made under this commitment shall accrue at Prime, plus a margin. Beginning in March 2004, borrowings shall bear interest at a fixed rate of interest equal to a specific Treasury Note yield, plus a margin. Principal shall be payable in 78 months beginning in September 2004. As of December 31, 2003, no borrowings were outstanding under the commitment.

     In November 2003, The Heart Hospital of Milwaukee, obtained a $15.0 million debt commitment to finance its equipment purchases. Amounts borrowed under this commitment shall accrue at a base rate, plus a margin, or LIBOR plus a margin (4.39% at December 31, 2003). Principal amounts borrowed under this commitment are due March 2004. As of December 31, 2003, The Heart Hospital of Milwaukee had borrowed $10.1 million of the $15.0 million available. In February 2004, The Heart Hospital of Milwaukee obtained a $15.0 million debt commitment to refinance borrowings owed under the above debt commitment, and finance other equipment purchases. Final documentation of the loan facility is anticipated to close in March 2004. The loan commitment shall be interest only for one year following the date of the loan’s final documentation, during which time interest shall accrue at 90-day LIBOR, plus a margin. Following the one year interest only period, the loan’s principal amount shall amortize based on a seven-year term, with interest fixed at a Treasury Yield, plus a margin. The loan will mature three years after the date of loan’s final documentation, with all principal plus accrued interest being due at that time.

     Debt Covenants – Covenants related to the Company’s long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At December 31, 2003, the Company was in violation of certain financial ratio covenants related to the equipment loans at Arizona Heart Hospital and the real estate mortgage loan at Heart Hospital of New Mexico. The Company was also not in compliance with certain guarantor financial ratio covenants related to the real estate mortgage loans at Heart Hospital of Austin and Heart Hospital of New Mexico. These guarantor covenants related to the Company’s maintenance of a minimum current ratio, which the Company failed to meet due to the classification of real estate mortgage debt at one its hospitals as a current obligation at December 31, 2003, as previously discussed. The equipment lender at Arizona Heart Hospital has not granted a waiver for the breach and the obligation of approximately $902,000 million has been classified as a current liability in the Company’s consolidated balance sheet at December 31, 2003. The real estate lender granted a waiver of the financial covenant violation at Heart Hospital of New Mexico and provided a waiver and amendment for the guarantor covenant violations at Heart Hospital of Austin and Heart Hospital of New Mexico. The guarantor financial ratio was amended through November 30, 2004, during which time the Company agreed to certain limitations of indebtedness. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at December 31, 2003 except as noted above.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Guarantees of Unconsolidated Affiliate’s Debt – The Company has guaranteed approximately 50% of the real estate debt and 40% of the equipment debt of the one affiliate hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At December 31, 2003, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $27.9 million and $10.7 million, respectively, at December 31, 2003. Accordingly, the real estate debt and the equipment debt guaranteed by the Company was approximately $13.9 million and $4.3 million, respectively, at December 31, 2003. These guarantees expire concurrent with the terms of the related estate and equipment loans and would require the Company to perform under the guarantee in the event of the affiliate hospital’s failure to perform under the related loans. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the value of the assets and liabilities on the Company’s balance sheets.

6. Liability Insurance Coverage

     Since June 1, 2002, the Company has been partially self-insured under claims-made insurance policies that provide coverage for claim amounts in excess of specified amounts of retained liability per claim. These specified amounts of retained liability per claim range from $2.0 million to $5.0 million depending on the applicable policy year and hospital. As of December 31, 2003 and September 30, 2003, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $3.9 million and $3.7 million, respectively, which is included in current liabilities in the Company’s consolidated balance sheet.

7. Commitments and Contingencies

     Resolution of Contingency – CMS change in Medicare capital cost reimbursement - Medicare reimburses hospitals for capital-related costs using one of two alternative methodologies based upon whether the hospital is categorized as “new” under CMS regulations. As previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, one of the Company’s Medicare fiscal intermediaries notified the Company on August 11, 2003 that it had been directed by CMS to change, on a retroactive and prospective basis, the capital cost reimbursement methodology applicable to four of its hospitals. This position was contrary to a previous written determination the Company had received from that fiscal intermediary on October 11, 2002 that confirmed the methodology being applied by those hospitals. Consistent with the belief that the position taken by the fiscal intermediary in October 2002 was based upon a correct interpretation of applicable CMS regulations, the Company began during the fourth quarter of fiscal 2003 to vigorously pursue its administrative, judicial and other remedies to challenge the matter with the fiscal intermediary and CMS.

     Since August 2003, the Company has been in active conversations with CMS regarding the change in interpretation as to how capital reimbursement is paid for new hospitals. In early-February 2004, the Company learned that CMS has determined that the change in capital reimbursement methodology would be effective August 11, 2003, and that the change would not be applied retroactively to any periods prior to that effective date. Accordingly, this change in methodology will not have any impact on a retroactive basis to the Company’s consolidated financial position, results of operations and cash flows, as the four affected hospitals will not be required to repay the Medicare program for the reimbursed capital costs prior to August 11, 2003.

     CMS’s recent determination did not result in any changes in accounting estimates to the Company’s previously reported financial position, results of operations and cash flows for the most recent fiscal year ended September 30, 2003. During fiscal 2003 and the first quarter of fiscal 2004, the Company accounted for the retroactive component as a contingency that did not meet the criteria for recognition under SFAS No. 5, Accounting for Contingencies, and recognized capital reimbursement subsequent to August 11, 2003 consistent with the payments received under that new methodology beginning on that date.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Income Taxes

     Income tax benefit was $627,000 million for the three months ended December 31, 2003 and income tax expense was $259,000 for the three months ended December 31, 2002, which represented an effective tax rate of approximately 40% for both periods. Because the Company continues to have federal and state net operating loss carryforwards available from prior periods to offset its current tax liabilities, it has no material current cash income tax liability and the majority of its income tax expense is deferred.

9. Per Share Data

     The calculation of diluted net income (loss) per share considers the potentially dilutive effect of options to purchase 3,049,266 and 2,705,095 shares of common stock outstanding at December 31, 2003 and 2002, respectively, at prices ranging from $4.75 to $25.00. Of these options, 3,049,266 and 2,573,623 were not included in the calculation of diluted earnings (loss) per share at December 31, 2003 and 2002, respectively, as such shares were anti-dilutive for the periods.

10. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows:

	Three Months Ended December 31,
	2003	2002

Net income (loss)	$(933)	$390
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of income taxes	246	(44)

Comprehensive income (loss)	$(687)	$346

11. Litigation

     Litigation – The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted against the Company by various claimants, and additional claims that may be asserted for known incidents through December 31, 2003. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.

     Management believes, based on advice of counsel and the Company’s experience with past lawsuits and claims, that, taking into account the applicable liability insurance coverage and recorded reserves, the results of those lawsuits and potential lawsuits will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12. Reportable Segment Information

     The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three months ended December 31,
	2003	2002

Net revenue:
Hospital Division	$141,433	$103,943
Diagnostics Division	13,361	11,986
Corporate and other	1,832	5,172

Consolidated totals	$156,626	$121,101

Income (loss) from operations:
Hospital Division	$3,063	$5,711
Diagnostics Division	2,703	2,795
Corporate and other	(1,517)	(1,989)

Consolidated totals	$4,249	$6,517

Interest expense	$(6,589)	$(6,206)
Interest income	233	452
Other income, net	4	23
Equity in net earnings of unconsolidated affiliates	577	754
Minority interest in earnings of consolidated subsidiaries	(34)	(891)

Consolidated income (loss) before income taxes	$(1,560)	$649

	December 31,	September 30,
	2003	2003

Aggregate identifiable assets:
Hospital Division	$611,353	$602,007
Diagnostics Division	46,630	46,847
Corporate and other	89,533	100,443

Consolidated totals	$747,516	$749,297

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report, as well as the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Overview

     The Company. We are a healthcare provider primarily focused on the diagnosis and treatment of cardiovascular disease. We design, develop, own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties. As of December 31, 2003, we owned and operated eleven hospitals, which include ten majority-own hospitals and one in which we own a minority interest. These hospitals have a total of 667 licensed beds, of which 587 were staffed and available, and are located in nine states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, Texas and Wisconsin.

     On January 13, 2004, we opened our twelfth hospital in San Antonio, Texas, which obtained its accreditation from Joint Commission Accreditation for Healthcare Organizations (JCAHO) on January 22, 2004. This hospital is designed to accommodate 120 inpatient beds and opened initially with 60 licensed beds that will be staffed and available as the hospital ramps up its operations. We are currently in the process of completing the development of our thirteenth hospital, which is located in Lafayette, Louisiana and will open with 32 licensed beds in March 2004. The opening of this hospital will mark our fifth hospital opened since October 2002, during which time we will have increased our portfolio of owned and operated hospitals from eight hospitals having a total of 465 licensed beds in September 2002 to thirteen hospitals having a total of 759 licensed beds by March 2004.

     In addition to our hospitals, we provide cardiovascular care services in diagnostic and therapeutic facilities in various locations and through mobile cardiac catheterization laboratories. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.

     Basis of Consolidated Results of Operations. We have included in our consolidated financial statements hospitals over which we exercise substantive control, including all hospitals in which we own more than a 50% interest. We have used the equity method of accounting for hospitals in which we hold less than a 50% interest and over which we do not exercise substantive control. Accordingly, the one hospital in which we hold a minority interest at December 31, 2003, Heart Hospital of South Dakota, is excluded from the net revenue and operating expenses of our consolidated company and our consolidated hospital division. Our minority interest in this hospital’s results of operations for the periods discussed is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting. We are currently evaluating the accounting for our interest in this hospital under the new accounting rules that were issued in December 2003 regarding consolidation of variable interest entities. In addition to this hospital, we are also evaluating the impact of these new accounting rules on a small number of equity investments in our diagnostic services division. These new rules, which will be effective during the three months ended March 31, 2004, provide a new consolidation method of accounting and may require us to consolidate certain entities that are not currently consolidated under the generally accepted accounting principles. While these new rules may also require certain entities to be accounted for under the equity method of accounting that are currently consolidated, we do not expect any such impact on our current consolidated operations.

     Same Facility Hospital Division. On a same facility basis for our consolidated hospital division, we exclude the results of operations of Louisiana Heart Hospital and The Heart Hospital of Milwaukee, which opened in February 2003 and October 2003, respectively.

     Revenue Sources. The largest percentage of our net revenue is attributable to our hospital division. Based on our recent investment in the development of hospitals, we believe our hospital division’s percentage of consolidated net revenue will continue to increase in future periods.

     The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended December 31,

Division	2003	2002

Hospital	90.3%	85.8%
Diagnostic services	8.5%	9.9%
Corporate and other	1.2%	4.3%

Net Revenue	100.0%	100.0%

     We receive payments for services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations, and directly from our patients. The following table sets forth the percentage of consolidated net revenue we earned by category of payor in the periods indicated below.

	Consolidated
	Three Months Ended December 31,

Payor	2003	2002

Medicare and Medicaid	49.3%	54.8%
Commercial and other, including self-pay	50.7%	45.2%

Total consolidated net revenue	100.0%	100.0%

     A significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid. Although Medicare and Medicaid remain a significant payor, we experienced a significant change in payor mix comparing the first quarter of fiscal 2004 with the first quarter of fiscal 2003, as illustrated in the above table. One reason for this change in payor mix was Harlingen Medical Center, which is a full-serviceversus the cardiovascular focus of our other hospitals. This hospital’s different payor mix stems from its focus on a number of specialties, rather than only cardiovascular, and a higher concentration of self-pay patients than our typical hospital which is consistent with trend in that hospital’s market demographics. A second reason for this change in payor mix is an overall higher percentage of self-pay patients in our other hospitals during the current fiscal quarter than in the prior year. We believe this change in self-pay patients is consistent with the industry trend. A third reason for this change in payor mix is recent changes in Medicare outlier payment and capital cost reimbursement formulas affecting several of our hospitals, as discussed more fully below. We expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue to remain significant in future periods because the percentage of our total consolidated net revenue generated by our hospital division will continue to increase as we open and ramp up the operations of our new hospitals. We also expect our payor mix may continue to fluctuate in future periods due to changes in reimbursement, market and industry trends with self-pay patients and other similar factors.

     Medicare Reimbursement Changes. In recent months, CMS has issued and enacted several new rules and changes that significantly affect our net revenue. First, CMS increased the payment rates for inpatient services by 3.4% in fiscal 2004, resulting in higher Medicare payments for most hospitals. As part of this increase, which went into effect on October 1, 2003, CMS expects to pay approximately $98 billion to 4,087 acute care hospitals in 2004, a $4.1 billion increase over payments in fiscal 2003. Second, CMS enacted a new rule governing the calculation of outlier payments to hospitals that included, among other things:

•	reducing the threshold for outlier payments;

•	requiring the use of the latest of either the most recently submitted or most recently filed cost report to calculate a hospital’s cost-to-charge ratio;

•	eliminating the use of statewide average cost-to-charge ratios to determine a hospital’s cost when the hospital’s own cost-to-charge ratio falls below established parameters; and

•	adjusting the Medicare wage index for several states where we have operations.

     We expect that the increase in payment rates and revised wage indexes in fiscal 2004 will increase our net revenue by approximately $12.0 million to $13.0 million; and we expect that the changes in the outlier payment formula will decrease our outlier payments in fiscal 2004 by approximately $10.0 and $11.0 million. Since the changes to the outlier formula became effective in August 2003, we have been recognizing net revenue from outlier payments at amounts determined under the new calculation formula. However one of our Medicare fiscal intermediaries has continued to pay us at amounts calculated under the historical formula. As such, our cash and cash equivalents at December 31, 2003 includes approximately $4.7 million, of which $2.9 million was received during the first quarter of fiscal year 2004, that we may have to repay to the Medicare program. This amount is also reflected as a reduction to our accounts receivable, net at December 31, 2003, consistent with our other estimated reimbursement settlements. We expect our cash and cash equivalents and our cash flows from operations will be positively impacted in future periods in which we continue to receive and reserve these payments; and our cash and cash equivalents and our cash flows from operations will be negatively impacted in the future period in which we may be required to prepay these amounts. Any changes in these new rules or other regulations governing the Medicare and Medicaid programs, or the manner in which they are interpreted, may result in a material change in our net revenue in the near future.

     Medicare reimburses hospitals for capital-related costs using one of two alternative methodologies based upon whether the hospital is categorized as “new” under CMS regulations. As we previously discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, one of our Medicare fiscal intermediaries notified us on August 11, 2003 that it had been directed by CMS to change, on a retroactive and prospective basis, the capital cost reimbursement methodology applicable to four of our hospitals. This position was contrary to a previous written determination we had received from that fiscal intermediary on October 11, 2002 that confirmed the methodology being applied by those hospitals. Consistent with our belief that the position taken by the fiscal intermediary in October 2002 was based upon a correct interpretation of applicable CMS regulations, we began during the fourth quarter of fiscal 2003 to vigorously pursue our administrative, judicial and other remedies to challenge the matter with the fiscal intermediary and CMS.

     Since August 2003, we have been in active conversations with CMS regarding the change in interpretation as to how capital reimbursement is paid for new hospitals. In early-February 2004, we learned that CMS had determined that the change in capital reimbursement methodology would be effective August 11, 2003, and that the change would not be applied retroactively to any periods prior to that effective date. Accordingly, this change in methodology will not have any impact on a retroactive basis to our consolidated financial position, results of operations and cash flows, as our four affected hospitals will not be required to repay the Medicare program for the reimbursed capital costs prior to August 11, 2003. On a prospective basis, the fiscal intermediary began making payments for capital cost reimbursement under the new methodology for all claims submitted after August 11, 2003. The impact of this change for fiscal 2003 was a $1.2 million reduction in our net revenue, and for the first quarter of fiscal 2004 was a $1.7 million reduction in our net revenue from the amount that would have been recognized under the previous reimbursement method. In addition, we estimate the impact of this change in reimbursement will be approximately $7.2 million for the full fiscal year 2004. The impact will diminish rapidly in future years, based on how reimbursement is calculated, and we estimate that the cumulative negative impact for fiscal years 2004 through 2009 will be from $15.0 million to $16.0 million.

     CMS’s recent determination did not result in any changes in accounting estimates to our previously reported financial position, results of operations and cash flows for our most recent fiscal year ended September 30, 2003. During fiscal 2003 and the first quarter of fiscal 2004, we accounted for the retroactive component as a contingency that did not meet the criteria for recognition under SFAS No. 5, Accounting for Contingencies, and we recognized capital reimbursement subsequent to August 11, 2003 consistent with the payments received under that new methodology beginning on that date.

     Strategic Outlook and Operational Focus. The United States Congress recently passed and President Bush signed into law the Medicare Modernization Act, which imposes an 18-month moratorium on the development of new physician-owned “specialty hospitals,” as such hospitals are defined in the statute, and in regulations we expect to be issued by the Department of Health and Human Services. Although the Medicare Modernization Act will not affect our ability to open the hospital we currently have under development, it is expected to prohibit our hospital development activities as currently configured through June 18, 2005, the expiration date of the moratorium. We believe the short-term impact of the Medicare Modernization Act on our business is negligible as all of our hospitals, including the one remaining under development, are grandfathered under the legislation, and we have not planned any new hospital projects during this period as our focus is on opening and ramping up our new hospitals. We cannot predict the long-term impact of this legislation, or future legislation, on our business given the uncertainty involved with regulatory changes.

     Management is currently conducting an in-depth strategic review of the Company’s business model and development program. We are performing this strategic review partly in response to the temporary moratorium imposed by the Medicare Modernization Act and partly to address less than acceptable financial performance in certain areas of our business. Management will present this strategic review to the board of directors at the end of February 2004. We will provide additional information in future periods as decisions are made that will affect our business outlook. Currently, we do not anticipate an overhaul of our business model. In fact, in many of our markets, our hospital model has proven quite successful in producing favorable clinical outcomes and acceptable financial returns, and in gaining market share. However, we are aggressively reviewing our hospital portfolio and potentially may divest hospitals that we conclude have limited growth potential. If we divest any of our hospitals, we will then seek ways to redeploy the capital generated from such divestitures into new investments that meet the following criteria:

•	provide a return on capital consistent with our business objectives;

•	involve healthcare services that build on our core competencies of involving physicians and other healthcare providers in the governance and strategic decision making processes;

•	include partners that share our commitment to delivering superior quality care; and

•	are done on a more collaborative, and less confrontational, manner.

     One area in which we have already begun to focus our business development efforts in fiscal 2004 is our diagnostics division. Our business model in this division involves joint ventures with physicians and hospitals to own and operate catheterization labs and facilities that provide other outpatient cardiovascular services. These new business ventures are generally expected to produce acceptable financial returns and require limited capital investment, which we believe makes them attractive new business opportunities.

     Operationally, management has been, and will continue to be, focused on several key objectives during fiscal 2004, including:

•	ramping up the operations of our newest hospitals;

•	improving quality outcomes in our facilities;

•	aggressively managing our controllable costs;

•	working to ensure operating fundamentals are being met; and

•	making sure that the systems and policies are positioned for long-term growth.

Results of Operations

     Statement of Operations Data. The following table presents, for the periods indicated, our results of operations in dollars and as a percentage of net revenue:

	Three Months Ended December 31,

			Increase / (Decrease)		% of Net Revenue

	2003	2002	$	%	2003	2002

	(in millions)
Net revenue	$156.6	$121.1	$35.5	29.3%	100.0%	100.0%
Operating expenses:
Personnel expense	48.9	39.8	9.1	22.9%	31.2%	32.9%
Medical supplies expense	42.6	27.9	14.7	52.7%	27.2%	23.0%
Bad debt expense	13.9	5.2	8.7	167.3%	8.9%	4.3%
Other operating expenses	33.0	29.2	3.8	13.0%	21.1%	24.1%
Pre-opening expenses	3.4	2.4	1.0	41.7%	2.2%	2.0%
Depreciation	10.4	9.5	0.9	9.5%	6.6%	7.8%
Amortization	0.3	0.4	(0.1)	(25.0)%	0.2%	0.3%
Loss (gain) on disposal of property, equipment and other assets	(0.1)	0.1	(0.2)	(200.0)%	(0.1)%	0.1%

Total operating expenses	152.4	114.6	37.8	33.0%	97.3%	94.6%

Income (loss) from operations	4.2	6.5	(2.3)	(35.4)%	2.7%	5.4%
Other income (expenses):
Interest expense	(6.6)	(6.2)	(0.4)	6.5%	(4.2)%	(5.1)%
Interest income	0.2	0.5	(0.3)	(60.0)%	0.1%	0.4%
Other income (expense), net	—	—	—	—	—	—
Equity in net earnings of unconsolidated affiliates	0.6	0.8	(0.2)	(25.0)%	0.4%	0.7%

Total other expenses, net	(5.8)	(5.0)	(0.8)	16.0%	(3.7)%	(4.1)%

Income (loss) before minority interest and income taxes	(1.5)	1.5	(3.0)	(200.0)%	(1.0)%	1.2%
Minority interest share of earnings of consolidated subsidiaries	—	(0.9)	0.9	(100.0)%	—	(0.7)%

Income (loss) income before income taxes	(1.6)	0.6	(2.2)	(366.7)%	(1.0)%	0.5%
Income tax benefit (expense)	0.6	(0.3)	0.9	(300.0)%	0.4%	(0.2)%

Net income (loss)	$(0.9)	$0.4	$(1.3)	(325.0)%	(0.6)%	0.3%

     The following tables present, for the periods indicated, selected operating data on a consolidated basis and same facility basis.

	Three Months Ended December 31,

	2003	2002	% Change

Selected Operating Data (consolidated):
Number of hospitals	10	8
Licensed beds (a)	612	522
Staffed and available beds (b)	532	437
Admissions (c)	9,657	6,775	42.5%
Adjusted admissions (d)	12,184	8,384	45.3%
Patient days (e)	34,294	24,739	38.6%
Average length of stay (days) (f)	3.55	3.65	(2.7)%
Occupancy (g)	70.1%	61.5%
Inpatient catheterization procedures	4,697	3,833	22.5%
Inpatient surgical procedures	2,345	1,892	23.9%
Hospital division revenue	$141,433	$103,943	36.1%

	Three Months Ended December 31,

	2003	2002	% Change

Selected Operating Data (same facility):
Number of hospitals	8	8
Licensed beds (a)	522	522
Staffed and available beds (b)	488	437
Admissions (c)	9,202	6,775	35.8%
Adjusted admissions (d)	11,560	8,384	37.9%
Patient days (e)	32,976	24,739	33.3%
Average length of stay (days) (f)	3.58	3.65	(1.9)%
Occupancy (g)	73.4%	61.5%
Inpatient catheterization procedures	4,413	3,833	15.1%
Inpatient surgical procedures	2,189	1,892	15.7%
Hospital division revenue	$130,411	$103,943	25.5%

(a)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(b)	Staffed and available beds represent the weighted average number of beds that are readily available for patient use during the period.

(c)	Admissions represent the number of patients admitted for inpatient treatment.

(d)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then mulitplying the quotient by admissions.

(e)	Patient days represent the total number of days of care provided to inpatients.

(f)	Average length of stay (days) represents the average number of days inpatients stay in our hospital.

(g)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

     Net Revenue. Net revenue increased 29.3% to $156.6 million for the three months ended December 31, 2003, the first quarter of our fiscal year 2004, from $121.1 million for the three months ended December 31, 2002, the first quarter of our fiscal year 2003. Of this $35.5 million increase in net revenue, our hospital division generated a $37.5 million increase and our diagnostic services division generated a $1.4 million increase, which were offset in part by a $3.3 million decrease in our corporate and other division. Our corporate and other division includes the results of operations of our cardiology consulting and management business.

     The $37.5 million increase in our hospital division’s net revenue was attributable to $11.0 million of net revenue growth from our new hospitals, including Louisiana Heart Hospital which opened on February 28, 2003 and The Heart Hospital of Milwaukee which opened on October 14, 2003 and growth among our same facility hospitals, which accounted for the remaining $26.5 million. On a consolidated basis, our hospital admissions increased 42.5% and adjusted admissions increased 45.3% for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Also on a consolidated basis, inpatient catheterization procedures increased 22.5% and inpatient surgical procedures increased 23.9% for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, while our average length of stay decreased 2.7% to 3.55 days for the current fiscal quarter compared to 3.65 days for the same prior fiscal quarter.

     The $26.5 million increase in net revenue contributed by our same facility hospitals, along with the increases in admissions of 35.8%, adjusted admissions of 37.9%, inpatient catheterization procedures of 15.1%, and inpatient surgical procedures of 15.7% within our same facility hospitals was largely due to the following factors:

•	the growth in operations of Harlingen Medical Center, which was newly opened during the first quarter of fiscal 2002;

•	the reopening of Bakersfield Heart Hospital’s emergency department in February 2003 after it was closed in the third quarter of fiscal 2002; and

•	the return to use of beds at one of our hospitals that were out of service during the prior year quarter.

     Excluding these three hospitals from our same facility comparison, our adjusted admissions increased 11.5%. This increase in adjusted admissions, and the related increase in net revenue, was primarily due to an increase in the number of winter visitors in the market for healthcare in certain of our hospitals’ markets and an increase in managed care volume resulting from several new contracts in our hospitals for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Lastly, the increased reimbursement under the Medicare program associated with procedures utilizing drug-eluting sent contributed approximately $1.0 million to the increase in our net revenue during the first quarter of fiscal 2004.

     The $1.4 million increase in our diagnostic services division’s net revenue was the net result of several key changes in this division. Of the $1.4 million increase in net revenue, new diagnostic and therapeutic businesses developed and opened since the first quarter of our fiscal 2003 contributed an increase of $500,000, and same facility diagnostic services contributed the remaining $900,000. This $900,000 increase in our same facility diagnostic services’ net revenue was the net result of numerous factors. Several of our diagnostic services’ joint ventures experienced growth in the number of procedures performed, including new services added at one of our joint ventures, during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. These increases in net revenue of our same facility diagnostic services were offset in part by decreases to our net revenue attributable to a decline in the number of procedures performed in our mobile cardiac catheterization laboratories during the first quarter of fiscal 2004 compared to the prior year quarter. Our mobile cardiac catheterization business has generally been declining in recent periods as a result of a maturing market for such mobile services. In response to this trend we have been, and will continue to be, focused on transitioning certain of our mobile business relationships into other businesses, such as interim leases or fixed-site joint ventures. Our same facility diagnostic services net revenue for the first quarter of fiscal 2004 was also negatively impacted by the dissolution of one of our hospital-based cardiac diagnostic and therapeutic facilities, Gaston Cardiology Services, LLC, in November 2003. As previously discussed, our diagnostic services division is one area in which we have already begun to focus our business development efforts in fiscal 2004. Accordingly, we expect this business may become more significant to our net revenue and results of operations in future periods.

     The $3.3 million decrease in our corporate and other division’s net revenue during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was primarily due to a decrease in our cardiology consulting and management operations attributable to two key changes in that business. In the third quarter of fiscal 2003, we restructured one of our two physician management contracts, which reduced management fee revenue, but more significantly eliminated the cost reimbursement arrangement whereby we were previously reimbursed for costs on a pass-through basis. In the first quarter of fiscal 2004, we changed certain vendor relationships associated with our second physician management contract whereby we also eliminated a substantial amount of our pass-through cost reimbursement revenue. The cost reimbursement changes under both of these contracts reduced both our net revenue and certain of our operating expenses by corresponding amounts, and therefore had no impact on our consolidated income from operations or our consolidated net loss for the first quarter of fiscal 2004. While we continue to have pass-through cost reimbursement of certain personnel expenses under the terms of the second physician management contract, we may restructure this contract in the future, which could result in a similar decline in our net revenue and operating expenses in our corporate and other division in future periods.

     Personnel expense. Personnel expense increased 22.9% to $48.9 million for the first quarter of fiscal 2004 from $39.8 million for the first quarter of fiscal 2003. This $9.1 million increase in personnel expense was primarily due to a $10.3 million increase generated by our hospital division, offset in part by a $1.2 million decrease in our corporate and other division. Of the $10.3 million increase in our hospital division’s personnel expense, our two new hospitals accounted for $4.8 million and our same facility hospitals accounted for the remaining $5.5 million. This increase in our same facility hospitals’ personnel expense was primarily attributable to the increase in admissions, inpatient catheterization and surgical procedures and net revenue for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, as previously discussed. The $1.2 million decrease in our corporate and other division’s personnel expense was due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are not longer being passed through our operations, as previously discussed. As a percentage of net revenue, personnel expense decreased to 31.2% for the first quarter of fiscal 2004 from 32.9% for the first quarter of fiscal 2003. This decrease was primarily attributable to higher same facility hospital net revenue and the continued ramp up of Harlingen Medical Center, which opened in the first quarter of fiscal 2003, offset in part by the high personnel costs relative to net revenue associated with the ramp up of The Heart Hospital of Milwaukee, which opened in the first quarter of fiscal 2004. Also on an adjusted patient day basis, which is another trend we monitor for this expense category, our hospital division’s personnel expense declined by 11.2% to $1,052 per adjusted patient day for the first quarter of fiscal 2004 from $1,184 per adjusted patient day for the first quarter of fiscal 2003.

     Medical supplies expense. Medical supplies expense increased 52.7% to $42.6 million for the first quarter of fiscal 2004 from $27.9 million for the first quarter of fiscal 2003. This $14.7 million increase in medical supplies expense was due to a $13.3 million increase in our hospital division and a $1.4 million increase in our diagnostic services division. Of the $13.3 million increase in our hospital division’s medical supplies expense, our two new hospitals accounted for $3.6 million and our same facility hospitals accounted for the remaining $9.7 million. This increase in our same facility hospitals’ medical supplies expense was attributable to the increases in catheterization and surgical procedures performed during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. In addition, the increase in surgical procedures during 2004 was disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies, such as automatic interior cardiac devices (AICD) and pacemaker procedures. During the first quarter of fiscal 2004, we experienced a 73% increase in the number of AICD procedures compared to the first quarter of fiscal 2003. We have experienced a general trend over the past few fiscal quarters in which the number of surgical procedures involving AICD and other higher cost medical devices and supplies has increased as a component of our mix of procedures. In addition, the introduction of drug-eluting stents in April 2003 contributed to higher medical supplies expense during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. We estimate in our hospital division that during the first quarter of fiscal 2004, approximately 34% of our cardiac procedures involving stents utilized drug-eluting stents and that on average our utilization rate for drug-eluting stents was 1.1 stents per case. The $1.4 million increase in our diagnostic services division’s medical supplies expense was primarily attributable to the net revenue growth in its operations and the increased costs associated with drug-eluting stents during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. As a percentage of net revenue, medical supplies expense increased to 27.2% for the first quarter of fiscal 2004 from 23.0% for the first quarter of fiscal 2003.

     We expect our same facilities’ medical supplies expense to continue to increase in future periods as new technologies are introduced into the cardiovascular care market and as we continue to experience increased utilization of AICD and pacemaker procedures that use high-cost devices. The amount of increase in our medical supplies expense, and the relationship to net revenue, in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific new technology by physicians in providing patient care, as well as any changes in reimbursement amounts we may receive from Medicare and other payors. We also expect our medical supplies expense in future periods will remain sensitive to changes in case mix of procedures at our hospitals as surgical procedures typically involve higher cost medical supplies than catheterization procedures. Given the significance of our medical supplies expense and the recent trends facing our business, management is very focused on this expense category. We are currently in the process of reviewing our supply chain and expect to execute a new group purchasing contract in the near future. We are seeking opportunities to work with our group purchasing supplier to assist in us in our supply chain logistics, optimization, information technology related to supplies and product sourcing. Our goals include improving our purchasing economics and optimizing our inventory costs by improving our purchasing logistics.

     Bad debt expense. Bad debt expense increased 167.3% to $13.9 million for the first quarter of fiscal 2004 from $5.2 million for the first quarter of fiscal 2003. This $8.7 million increase in bad debt expense was primarily incurred in our same facilities hospitals, which accounted for $8.0 million of the increase, and our two new hospitals, which accounted for the remaining $700,000 increase for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The $8.0 million increase in our same facility hospitals’ bad debt expense was primarily attributable to an increase in the number of self-pay patients in several of our markets this fiscal quarter, and the fact that our Harlingen Medical Center, which continues to ramp up, operates in a market with a historically higher percentage of self-pay patients than our typical hospital. Our same facility hospital’s days of net revenue in accounts receivable, based on first fiscal quarter net revenue, was 54 days as of December 31, 2003, which was consistent with the 55 days as of December 31, 2002. While we continue to focus efforts on our receivables collection procedures and other processes in our business offices, we do not expect to realize significant decreases in our days of net revenue in accounts receivable in future periods as we may have realized in prior periods. We also expect our bad debt expense to increase in fiscal 2004 compared to fiscal 2003 due to an increase in operating activity related to the opening and ramp up of our new hospitals. As a percentage of net revenue, bad debt expense increased to 8.9% for the first quarter of fiscal 2004 from 4.3% for the first quarter of fiscal 2003. Given the recent trends we are experiencing with self-pay revenues as previously discussed, we expect our bad debt expense as a percentage of net revenue will, on average, range between 7.5 % and 8.5% during the remainder of fiscal 2004.

     Other operating expenses. Other operating expenses increased 13.0% to $33.0 million for the first quarter of fiscal 2004 from $29.2 million for the first quarter of fiscal 2003. This $3.8 million increase in other operating expense was primarily due to a $6.1 million increase generated by our hospital division, offset in part by a $2.4 million decrease in our corporate and other division. Of the $6.1 million increase in our hospital division’s other operating expense, our two new hospitals accounted for $3.4 million and our same facility hospitals accounted for the remaining $2.7 million. This increase in our same facility hospitals’ other operating expense was primarily attributable to the growth in our same facility hospitals’ operations, including Harlingen Medical Center that was newly opened during the first quarter of fiscal 2003, and an overall increase in our insurance costs, including our medical malpractice insurance. These increases in other operating expenses were offset in part by decreases in certain controllable costs resulting from company-wide cost control initiatives. The $2.4 million decrease in our corporate and other division’s other operating expense was due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are not longer being passed through our operations, as previously discussed. As a percentage of net revenue, other operating expenses decreased to 21.1% for the first quarter of fiscal 2004 from 24.1% for the first quarter of fiscal 2003. This decrease was primarily attributable to higher same facility hospital net revenue and the certain economies of scale achieved on the fixed cost components of our other operating expenses combined with the benefits realized from our company-wide cost control initiatives.

     Pre-opening expenses. Pre-opening expenses increased 41.7% to $3.4 million for the first quarter of fiscal 2004 from $2.4 million for the first quarter of fiscal 2003. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of December 31, 2003, we had two hospitals under development, including Texsan Heart Hospital and Heart Hospital of Lafayette. Total pre-opening expenses for Texsan Heart Hospital, which we opened on January 13, 2004, were approximately $5.3 million, and total projected pre-opening expenses for Heart Hospital of Lafayette, which we expect to open in March 2004, will range from approximately $4.4 million to $5.0 million. Accordingly, we expect pre-opening expenses for these two hospitals will be approximately $1.6 million for the second quarter of fiscal 2004. While we incur pre-opening expenses throughout the development process, we expect to incur the majority of these expenses during the six to eight month period immediately prior to the opening of a hospital. We expect pre-opening expenses to decrease during fiscal 2004 compared to fiscal 2003 due to the decrease in our hospital development activity, as previously discussed.

     Depreciation. Depreciation increased 9.5% to $10.4 million for the first quarter of fiscal 2004 from $9.5 million for the first quarter of fiscal 2003. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of our two new hospitals, offset in part by a decrease related to equipment that became fully depreciated during fiscal 2003 in certain of our same facility hospitals. We expect depreciation expense to increase for future periods in fiscal 2004 compared to fiscal 2003 due to our new hospitals opened during fiscal 2003 and the opening of our hospitals under development during fiscal 2004.

     Interest expense. Interest expense increased 6.5% to $6.6 million for the first quarter of fiscal 2004 compared to $6.2 million for the first quarter of fiscal 2003. This slight increase in interest expense was primarily attributable to an approximately $800,000 increase from our two new hospitals, offset in part by a $400,000 decrease in our same facility hospitals. This decrease in interest expense in our same facility hospitals resulted from a decrease in outstanding debt through scheduled principal payment and prepayment reductions and lower interest rates on our variable rate debt during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. In addition, we capitalized approximately $463,000 and $314,000 of interest expense as part of the capitalized construction costs of our hospitals currently under development, which was not included in interest expense recognized for the first quarter of fiscal 2004 and 2003, respectively. We expect the total amount of our outstanding indebtedness will increase in future periods as a result of the debt we will incur to finance our development of new businesses, including our two hospitals under development at December 31, 2003 and other projects we may begin as part of our business development efforts in fiscal 2004. Accordingly, we expect our interest expense to increase in future periods consistent with any increases in our indebtedness and changes in market interest rates.

     Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased $177,000 to $577,000 for the first quarter of fiscal 2004 from $754,000 for the first quarter of fiscal 2003. This $177,000 decrease was attributable to a decline in the operating results from our unconsolidated affiliate hospital, which was primarily due to the reduction in that hospital’s capital cost reimbursement under the Medicare program as the hospital transitioned to the hold harmless payment methodology following its second full year of operations. We have only one hospital in which we hold less than a 50.0% equity interest and which we were required to account for as an equity investment during the first quarter of fiscal 2004 and 2003. We also continue to hold a small number of additional equity investments in our diagnostic services division, our corporate and other division, and in one of our hospitals.

     Earnings allocated to minority interests. Earnings allocated to minority interests decreased $857,000 to $34,000 for the first quarter of fiscal 2004 from $891,000 for the first quarter of fiscal 2003. This $857,000 decrease was primarily due to the ramp up losses incurred by our new hospitals, the increase in pre-opening expenses for our hospitals under development and a decline in the operating results of certain of our same facility hospitals, offset in part by a change from pro rata to disproportionate recognition at Harlingen Medical Center. During the first quarter of fiscal 2003, we shared losses at Harlingen Medical Center with our minority partners on a pro rata basis, however during the first quarter of fiscal 2004, we were required to recognize a disproportionate 100% of the hospitals losses such that no amounts were allocated to our minority partners. See “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for a discussion of our accounting for minority interests, including the bases for the disproportionate allocation accounting. During the first quarter of fiscal 2004, our reported earnings allocated to minority interests of $34,000 would have been a loss allocation of $735,000 had we not recognized disproportionate allocations in our hospitals during the quarter. Therefore, our reported loss before income taxes of $1.6 million would have been a loss of $800,000 for the first quarter of fiscal 2004.

     We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of December 31, 2003, we had remaining cumulative disproportionate loss allocations of approximately $22.1 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses, depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in disproportionate allocation depending on their results of operations in future periods.

     Income taxes. Income tax benefit was $627,000 for the first quarter of fiscal 2004 compared to income tax expense of $259,000 for the first quarter of fiscal 2003, which represented an effective tax rate of approximately 40% for both periods. Because we continue to have federal and state net operating loss carryforwards available from prior periods to offset our current tax liability, we have no material current income tax liability and the majority of our income tax expenses and benefits are deferred.

Liquidity and Capital Resources

     Working Capital and Cash Flow Activities. Our consolidated working capital was $60.5 million at December 31, 2003 and $63.9 million at September 30, 2003. The decrease of $3.4 million in working capital resulted primarily from a decrease in cash and cash equivalents combined with increases in accounts payable and current portion of long-term debt, offset in part by increases in accounts receivable, net, and medical supplies and decreases in accrued compensation and benefits, accrued property taxes and accrued construction and developments costs.

     The decrease in cash and cash equivalents primarily resulted from repayments of long-term debt, distributions to minority partners at two of our hospitals and three of our diagnostic facilities and capital expenditures during the first quarter of fiscal 2004. Our repayments of long-term debt included a principal prepayment related to amended loan terms of the mortgage debt at one of our hospitals of $11.4 million, which had been classified as a current obligation at September 30, 2003. Our capital expenditures during the quarter principally related to Louisiana Heart Hospital, The Heart Hospital of Milwaukee, our two hospitals under development and software licenses and development cost related to information systems for our hospitals. These decreases to cash and cash equivalents were partially offset by cash flows provided by operations, dividends received from unconsolidated affiliates and net proceeds from borrowings to fund the capital expenditures for Louisiana Heart Hospital, The Heart Hospital of Milwaukee and our two hospitals under development.

     As discussed under the above caption “Overview –Medicare Reimbursement Changes,” our cash and cash equivalents at December 31, 2003 includes approximately $4.7 million that we have received in outlier payments from one of our Medicare intermediaries that we may have to repay to the Medicare program in the future. Of this $4.7 million, $2.9 million was received during the first quarter of fiscal 2004. We have reflected these amounts as a reduction to our accounts receivable, net at December 31, 2003, consistent with our other estimated reimbursement settlements, and we have not recognized them as net revenue. However, our cash and cash equivalents and our cash flows from operations were positively impacted in the current period by the amounts. We expect any such amounts we may continue to receive in future periods will have a positive impact on our cash and cash equivalents and cash flows from operations in those periods. We also expect that if we are required to repay these amounts, then that repayment will have a negative impact on our cash and cash equivalents and cash flows from operations in that applicable future period.

     The increase in accounts payable was primarily due to the timing of our payment cycle at several of our same facility hospitals, which resulted in an increase in unpaid vendor invoices as of December 31, 2003 compared to September 30, 2003, and an increase in activity at Texsan Heart Hospital during the first quarter of fiscal 2004 in preparation for its January 2004 opening. The increase in current portion of long-term debt during the first quarter of fiscal 2004 was primarily due to reclassifying Tucson Heart Hospital’s real estate mortgage loan, which is due in November 2004, to current portion of long-term debt, offset in part by the principal prepayment of mortgage debt at Bakersfield Heart Hospital, as previously discussed.

     The increase in accounts receivable, net, was primarily attributable to the growth in our net revenue during the first quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003, including the ramp up of our two new hospitals, Louisiana Heart Hospital and The Heart Hospital of Milwaukee, and the growth in our same facility hospitals. These increases in accounts receivable, net, were offset in part by the estimated reimbursement settlements accrued during the first quarter of 2004 related to outlier payments as previously discussed. The increase in medical supplies was primarily due to increases at Harlingen Medical Center, the ramp up of our two new hospitals and an increase at Texsan Heart Hospital in preparation of its January 2004 opening. The decrease in accrued compensation and benefits was primarily due to the timing of our payroll cycles, which resulted in a decrease in the number of payroll days accrued as of December 31, 2003 compared to the number of payroll days accrued as of September 30, 2003, offset in part by increases related to the ramp up of our two new hospitals and the increased staffing for Texsan Heart Hospital. The decrease in accrued construction and development costs resulted from the financing of equipment purchases that were accrued at September 30, 2003 with borrowings under equipment notes payable during the first quarter of fiscal 2004 at The Heart Hospital of Milwaukee and decreased construction activity at our two hospitals remaining under development at December 31, 2003.

     A significant portion of our change in working capital was due to the opening and subsequent operating activities of our two new hospitals, Louisiana Heart Hospital and The Milwaukee Heart Hospital and the continued ramp-up of Harlingen Medical Center. Consistent with this trend from September 30, 2003 to December 31, 2003, we expect our working capital to fluctuate as our new hospitals and our hospitals under development progress through the development period and ramp-up period. Specifically, we expect our working capital to decrease as accounts payable and accrued liabilities increase as each hospital nears its opening and working capital to increase subsequent to each hospital’s opening as accounts receivable, net, increase from its operating activities.

     Our operating activities provided net cash of $7.0 million for the first quarter of fiscal 2004 compared to net cash provided of $1.1 million for the first quarter of fiscal 2003. The $7.0 million net cash provided by operating activities for the first quarter of fiscal 2004 was the result of cash flow provided by our operations offset in part by the net changes in our working capital as discussed above. The $1.1 million of net cash provided by operating activities for the first quarter of fiscal 2003 was primarily the result of cash flow provided by our operations offset in part by increases in accounts receivable, net, medical supplies inventory and prepaid expenses and other current assets combined with decreases in accounts payable and other accrued liabilities.

     Our investing activities used net cash of $26.6 million for the first quarter of fiscal 2004 compared to net cash used of $25.0 million for the first quarter of fiscal 2003. The $26.6 million of net cash used by investing activities in the first quarter of fiscal 2004 was primarily due to our capital expenditures during the period, offset in part by dividends received from our unconsolidated affiliates. The $25.0 million of net cash used by investing activities for the first quarter of fiscal 2003 was also primarily due to our capital expenditures, related mostly to our hospitals under development, and partially offset by a net decrease in investments in and advances to our unconsolidated affiliate hospital. Although we expect to open the last of our hospitals currently under development in March 2004, we do expect to continue to use cash in investing activities in future periods. The amount will depend largely on the type and size of investments we make as part of our strategic plans. See “Overview – Strategic Outlook and Operational Focus.”

     Our financing activities provided net cash of $5.9 million for the first quarter of fiscal 2004 compared to net cash provided of $15.2 million for the first quarter of fiscal 2003. The $5.9 million of net cash provided by financing activities for the first quarter of fiscal 2004 was primarily the result of proceeds from the issuance of long-term debt, net of loan acquisition costs, of $36.6 million, offset in part by repayments of short-term borrowings, long-term debt and capital lease obligations of $27.4 million and distributions to, net of investments by, minority partners of $3.5 million. The $15.2 million of net cash provided by financing activities for the first quarter of fiscal 2003 was primarily the result of proceeds from the issuance of long-term debt, net of loan acquisition costs of $27.6 million offset in part by repayments of short-term borrowings, long-term debt and capital lease obligations of $9.0 million and distributions to, net of investments by, minority partners of $3.4 million.

     Capital Expenditures. Expenditures for property and equipment for the first quarter of fiscal years 2004 and 2003 were $30.7 million and $26.4 million, respectively. The $30.7 million of capital expenditures for the first quarter of fiscal 2004 included $15.5 million for Harlingen Medical Center, Louisiana Heart Hospital, The Milwaukee Heart Hospital and our two hospitals under development at December 31, 2003. The $26.4 million of capital expenditures for the first quarter of fiscal 2003 included $21.7 million for Harlingen Medical Center, Louisiana Heart Hospital, The Milwaukee Heart Hospital and our hospitals under development at that time. In addition, we incurred $532,000 and $678,000 of capital lease obligations during the first quarter of fiscal 2004 and first quarter of fiscal 2003, respectively, and we had accrued $1.8 and $4.4 million, respectively of capital expenditures primarily related to new hospital development at December 31, 2003 and 2002. We expect our capital expenditures for our hospitals under development will decrease for fiscal 2004 and future periods compared to fiscal 2003 as we open the last of our hospitals currently under development in March 2004. The amount of capital expenditures we incur in future periods will depend largely on the type and size of investments we make as part of our strategic plans. See “Overview-Strategic Outlook and Operational Focus.”

     Obligations, Commitments and Availability of Financing. At December 31, 2003, we had $370.4 million of outstanding debt, $52.9 million of which was classified as current. Of the $370.4 million of outstanding debt, $362.2 million was outstanding to lenders to our hospitals and included $6.3 million outstanding under capital leases. The remaining $8.2 million of debt was outstanding to lenders to our diagnostic services and corporate and other divisions under capital leases and other miscellaneous indebtedness, primarily equipment notes payable. No amounts were outstanding under our $100.0 million revolving credit facility at December 31, 2003. At the same date, however, we had letters of credit outstanding of $24.5 million, which reduced our availability under this facility to $75.5 million, subject to limitations on our total indebtedness as stipulated under other debt agreements.

     In addition to the $370.4 million of outstanding debt at December 31, 2003, we had $4.6 million of a working capital note due to a hospital investor partner at one of our hospitals that will be repaid as funds are available and is included in other long-term obligations.

     Our master credit facility provides a total of $145.0 million of available debt to finance our hospital development program. As of December 31, 2003, $130.3 million of the initial $145.0 million had been designated, of which $120.4 million had been borrowed to finance the development of Harlingen Medical Center, Louisiana Heart Hospital, Texsan Heart Hospital, The Heart Hospital of Milwaukee and Heart Hospital of Lafayette. The remaining $14.7 million of undesignated borrowings remains available to finance other hospital projects that we may begin in future periods. However, the Company may elect to terminate part or all of these undesignated funds if it deems that its future hospital development activity is unlikely to result in a need for the funds.

     In addition to the master credit facility described above, The Heart Hospital of Milwaukee and Texsan Heart Hospital have $15.0 million and $20.0 million, respectively, of debt commitments to finance the purchases of equipment. As of December 31, 2003, The Heart Hospital of Milwaukee had borrowed $10.1 million of the $15.0 million available and Texsan Heart Hospital had no borrowings outstanding under its commitment.

     As of December 31, 2003, Louisiana Heart Hospital, The Heart Hospital of Milwaukee and the two hospitals under development were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below (in millions):

	Amount	Amount	Amount
	Committed	Paid	Accrued

Louisiana Heart Hospital	$22.4	$21.6	$1.0
Texsan Heart Hospital	$27.7	$26.9	$1.1
The Heart Hospital of Milwaukee	$15.8	$15.2	$0.4
Heart Hospital of Lafayette	$13.5	$8.4	$2.1

     In addition to the debt described above and our cash obligations under operating leases, we anticipate incurring additional long-term debt of between $40.0 and $50.0 million during the next six to nine months. We expect $8.0 million of this will be mortgage debt, all of which is available from designated, but unused, commitments and remaining undesignated borrowing available under the master credit facility as of December 31, 2003. We expect approximately $37.0 million of additional long-term debt will be equipment debt primarily financed through a combination of notes payable and capital leases provided by lenders affiliated with the equipment vendors.

     At December 31, 2003, we were in violation of certain financial ratio covenants related to the equipment loans at Arizona Heart Hospital and the real estate mortgage loan at Heart Hospital of New Mexico. We were also not in compliance with certain guarantor financial ratio covenants related to the real estate mortgage loans at Heart Hospital of Austin and Heart Hospital of New Mexico. The equipment lender at Arizona Heart Hospital has not granted a waiver for the breach and the obligation of approximately $902,000 has been classified as current in the accompanying balance sheet at December 31, 2003. The real estate lender granted a waiver of the financial covenant violation at Heart Hospital of New Mexico and provided a waiver and amendment for the guarantor covenant violations at Heart Hospital of Austin and Heart Hospital of New Mexico. The guarantor financial ratio was amended through November 30, 2004, during which time we agreed to certain limitations of indebtedness. Except as noted above, we were compliance with all other covenants in the instruments governing our outstanding debt at December 31, 2003.

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

     We also guarantee approximately 50% of the real estate and 40% of the equipment debt of Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at December 31, 2003, and therefore do not consolidate the hospital’s results of operation and financial position. We provide such guarantee in exchange for a fee from the hospital.

     We believe that internally generated cash flows and available borrowings under our revolving credit facility of $75.5 million, subject to limitations on our total indebtedness as stipulated under other debt agreements, together with the remaining net proceeds of our initial public offering of $49.9 million, borrowings available under the master credit facility not yet designated for a development hospital of $14.7 million, borrowings available under equipment debt commitments of $24.9 million, cash balances in our development hospitals of $2.0 million, and other long-term debt and capital leases we expect to incur will be sufficient to finance our hospital development program, other capital expenditures and our working capital requirements for the next 12 to 18 months. While we believe the aforementioned capital resources are sufficient to fund our hospital development program, other capital expenditures and working capital requirements for the specified period, we periodically may evaluate and pursue other financing alternatives, including amending or replacing our bank debt or issuing additional equity or debt securities, to supplement or replace our current sources of capital.

     Intercompany Financing Arrangements. MedCath uses intercompany financing arrangements to provide cash support to individual hospitals for their working capital needs, including the needs of our new hospitals during the ramp-up period and any periodic or on-going needs of our hospitals. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to MedCath on outstanding balances. These intercompany loans are subordinated to each hospital’s mortgage and equipment debt outstanding, but are senior to the equity interests of MedCath and our partners in the hospital venture, and are secured in each instance by a pledge of the borrowing hospital’s accounts receivable. Also as part of our intercompany financing and cash management structure, MedCath sweeps cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by MedCath on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to the equity investment of MedCath in the hospital venture. As of December 31, 2003, we held $106.2 million of intercompany notes, net of advances from our hospitals. The aggregate amount of these intercompany loans and cash advances outstanding fluctuates from time to time depending upon our hospitals’ needs for capital resources.

Forward-Looking Statements

     Some of the statements and matters discussed in our Annual Report on Form 10-K for the year ended September 30, 2003, in this report and in exhibits to theses reports constitute forward-looking statements. Words such as expects, anticipates, approximates, believes, estimates, intends and hopes and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report and its exhibits include, among others, statements about the following:

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

     Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors filed as Exhibit 99.1 to our Annual Report on Form 10-K filed with the SEC, before making an investment decision with respect to our common stock. A copy of this annual report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.

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

     As required by their mortgage loans, three of our consolidated hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. Both the new mortgage loans and the fixed interest rate swaps mature in July 2006. At December 31, 2003, the average variable rate on the new mortgage loans was 3.95%. The fair value of the interest rate swaps at December 31, 2003 was an obligation of approximately $2.0 million, resulting in an unrealized gain, net of income taxes, of $246,000 for the first quarter of fiscal 2004 which is included in comprehensive income in our consolidated statement of stockholders’ equity in accordance with accounting principles generally accepted in the United States of America.

     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at December 31, 2003 included approximately $196.9 million of variable rate debt at an approximate average interest rate of 4.55%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $495,000 for the three months ended December 31, 2003.

Item 4. Controls and Procedures

     The president and chief executive officer and the executive vice president and chief financial officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the president and chief executive officer and executive vice president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     No change in the Company’s internal control over financial reporting was made during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)	On July 27, 2001, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. All 6,000,000 shares of common stock offered in the final prospectus were sold at a price of $25.00 per share for gross proceeds of $150.0 million. The net proceeds that we received from the offering after deducting the underwriting discounts and commissions and the other offering expenses were approximately $137.0 million. During the first quarter of fiscal year 2004, we used $11.4 million of the net proceeds from the offering for the repayment of principal related to the mortgage debt at Bakersfield Heart Hospital. There were no other changes in the application of the net proceeds from the offering previously disclosed in our Annual Reports on Forms 10-K for the fiscal years ended September 30, 2003, 2002 and 2001, our Forms 10-Q for the quarterly periods ended June 30, 2003, 2002 and 2001, March 31, 2003 and 2002, and December 31, 2002 and 2001.

We expect to use the remaining approximate $49.9 million of proceeds from the offering to develop additional hospitals and for working capital and other corporate purposes, including the possible acquisition of additional interests in our existing hospitals. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the allocation of the net proceeds from the offering. Pending this application, we will invest the net proceeds of the offering in cash and cash-equivalents, such as money market funds or short-term interest bearing, investment-grade securities.

During the quarter ended December 31, 2003, no shares of common stock were repurchased by the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description

10.1	Employment agreement, dated August 28, 1995, by and between Joan McCanless and MedCath Incorporated.

10.2	Employment, Confidentiality and Non-Compete Agreement, dated December 3, 1999, by and between Thomas K. Hearn and MedCath Incorporated.

10.3	Amendment to Employment, Confidentiality and Non-Compete Agreement, by and between Thomas K. Hearn and MedCath Incorporated, dated December 21, 2001.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.

•	Current Report on Form 8-K filed on November 20, 2003 announcing the filing of the earnings release for the fiscal quarter and fiscal year ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCATH CORPORATION

Dated: February 17, 2004	By:	/s/ JOHN T. CASEY

John T. Casey
President, Chief Executive Officer and Director
(principal executive officer)

By:	/s/ JAMES E. HARRIS

James E. Harris
Executive Vice President and Chief Financial
Officer
(principal financial officer)

By:	/s/ DAVID W. PERRY

David W. Perry
Vice President and Chief Accounting Officer
(principal accounting officer)