Form 10-Q
period 2004-03-31
MEDCATH CORP
filed 2004-05-17
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Yes [X ] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

As of April 30, 2004, there were 17,985,644 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	September 30,
	2004	2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$82,458	$94,199
Accounts receivable, net	103,015	86,306
Medical supplies	20,188	16,424
Due from affiliates	7	187
Deferred income tax assets	3,226	3,145
Prepaid expenses and other current assets	7,578	7,668

Total current assets	216,472	207,929
Property and equipment, net	464,744	436,947
Investments in and advances to affiliates, net	3,844	5,486
Goodwill	75,000	75,000
Other intangible assets, net	15,733	17,095
Other assets	4,162	6,840

Total assets	$779,955	$749,297

Current liabilities:
Accounts payable	$46,717	$42,360
Income tax payable	286	278
Accrued compensation and benefits	23,065	20,356
Accrued property taxes	3,621	4,723
Accrued construction and development costs	17,350	15,340
Other accrued liabilities	13,509	11,667
Current portion of long-term debt and obligations under capital leases	55,633	49,287

Total current liabilities	160,181	144,011
Long-term debt	318,340	300,884
Obligations under capital leases	9,597	10,814
Deferred income tax liabilities	4,554	3,951
Other long-term obligations	8,113	7,164

Total liabilities	500,785	466,824
Minority interest in equity of consolidated subsidiaries	11,942	17,419
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,054,544 issued and 17,985,644 outstanding at March 31, 2004; 18,011,520 issued and 17,942,620 outstanding at September 30, 2003	180	180
Paid-in capital	358,024	357,707
Accumulated deficit	(89,384)	(91,092)
Accumulated other comprehensive loss	(1,198)	(1,347)
Treasury Stock, at cost, 68,900 shares	(394)	(394)

Total stockholders’ equity	267,228	265,054

Total liabilities, minority interest and stockholders’ equity	$779,955	$749,297

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net revenue	$173,286	$135,187	$329,912	$256,288
Operating expenses:
Personnel expense	54,586	43,402	103,439	83,151
Medical supplies expense	46,979	32,616	89,596	60,564
Bad debt expense	9,640	4,903	23,499	10,136
Other operating expenses	38,566	33,601	71,521	62,823
Pre-opening expenses	2,087	2,789	5,531	5,195
Depreciation	11,008	9,870	21,451	19,387
Amortization	290	437	580	874
Loss (gain) on disposal of property, equipment and other assets	36	18	(48)	88

Total operating expenses	163,192	127,636	315,569	242,218

Income from operations	10,094	7,551	14,343	14,070
Other income (expenses):
Interest expense	(7,198)	(6,242)	(13,787)	(12,449)
Interest income	161	339	394	790
Other income, net	2	80	6	103
Equity in net earnings of unconsolidated affiliates	1,147	1,064	1,724	1,818

Total other expenses, net	(5,888)	(4,759)	(11,663)	(9,738)

Income before minority interest and income taxes	4,206	2,792	2,680	4,332
Minority interest share of (earnings) losses of consolidated subsidiaries	65	(1,811)	31	(2,702)

Income before income taxes	4,271	981	2,711	1,630
Income tax expense	(1,630)	(393)	(1,003)	(652)

Net income	$2,641	$588	$1,708	$978

Earnings per share, basic	$0.15	$0.03	$0.10	$0.05

Earnings per share, diluted	$0.14	$0.03	$0.09	$0.05

Weighted average number of shares, basic	17,985	18,012	17,967	18,012
Dilutive effect of stock options	514	45	300	61

Weighted average number of shares, diluted	18,499	18,057	18,267	18,073

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Paid-in	Accumulated	Other Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Total
Balance, September 30, 2003	17,943	$180	$357,707	$(91,092)	$(1,347)	69	$(394)	265,054
Exercise of stock options	43	—	317	—	—	—	—	317
Comprehensive income:
Net income	—	—	—	1,708	—	—	—	1,708
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	149	—	—	149

Total comprehensive income								1,857

Balance, March 31, 2004	17,986	$180	$358,024	$(89,384)	$(1,198)	69	$(394)	$267,228

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2004	2003
Net income	$1,708	$978
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	23,499	10,136
Depreciation and amortization	22,031	20,261
Loss (gain) on disposal of property, equipment and other assets	(48)	88
Amortization of loan acquisition costs	931	715
Equity in net earnings of unconsolidated affiliates	(1,724)	(1,818)
Minority interest share of earnings (losses) of consolidated subsidiaries	(31)	2,702
Deferred income taxes	503	367
Change in assets and liabilities that relate to operations:
Accounts receivable, net	(39,984)	(17,999)
Medical supplies	(3,764)	(1,792)
Due from affiliates	180	6
Prepaid expenses and other current assets	1,114	(1,165)
Other assets	2,597	(83)
Accounts payable and accrued liabilities	6,351	3,433

Net cash provided by operating activities	13,363	15,829

Investing activities:
Purchases of property and equipment	(45,979)	(50,407)
Proceeds from sale of property and equipment	1,374	372
Repayments of loans under management agreements	90	80
Investments in and advances to affiliates, net	—	1,044
Dividends received from unconsolidated affiliates	3,360	—
Other investing activities	—	148

Net cash used in investing activities	(41,155)	(48,763)

Financing activities:
Short-term debt repayments	—	(4,500)
Proceeds from issuance of long-term debt	61,907	44,378
Repayments of long-term debt	(37,686)	(12,538)
Repayments of obligations under capital leases	(2,005)	(1,463)
Payment of loan acquisition costs	(261)	(792)
Investments by minority partners	851	47
Distributions to minority partners	(7,043)	(5,187)
Repayments from (advances to) minority partners	51	(259)
Proceeds from exercised stock options	237	—

Net cash provided by financing activities	16,051	19,686

Net decrease in cash and cash equivalents	(11,741)	(13,248)
Cash and cash equivalents:
Beginning of year	94,199	118,768

End of year	$82,458	$105,520

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$853	$3,590
Capital expenditures included in accrued construction and development costs	2,010	9,272
Capital expenditures included in other accrued liabilities	1,830	—
Deferred tax asset related to exercised stock options	79	—
Property reclassed to assets held for sale	1,006	—
Distributions to minority partners declared but not paid	359	—

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share amounts)

1. Business and Organization

     MedCath Corporation (the Company) is a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians whom it believes have established reputations for clinical excellence as well as with community hospital systems. Each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is a freestanding licensed general acute care hospital, that provides a wide range of health services, and the medical staff at each hospital includes qualified physicians in various specialties. The Company opened its first hospital in 1996, and as of March 31, 2004 has ownership interests in and operates 13 hospitals. These hospitals include 12 majority-owned hospitals and one in which the Company owns a minority interest. The Company’s 13 hospitals have a total of 759 licensed beds, of which 648 were staffed and available at March 31, 2004, and are located in nine states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, Texas and Wisconsin.

     The Company accounts for all but one of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Heart Hospital of South Dakota and does not have substantive control over the hospital, and therefore is unable to consolidate the hospital’s results of operations and financial position, but rather is required to account for its minority ownership interest in the hospital as an equity investment. The Company has evaluated the accounting for its interest in this hospital under Financial Accounting Standards Board (FASB) Interpretation No. 46-R that was issued in December 2003 regarding consolidation of variable interest entities. The adoption of this interpretation did not require the Company to consolidate this entity. See Note 3 below.

     In addition to its hospitals, the Company owns and/or manages cardiac diagnostic and therapeutic facilities (the Diagnostics Division). The Company began its cardiac diagnostic and therapeutic business in 1989, and as of March 31, 2004 owns and/or manages 25 cardiac diagnostic and therapeutic facilities. Ten of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and sometimes therapeutic procedures. The remaining 15 facilities are not located at hospitals and offer only diagnostic services. The Company also provides consulting and management services (CCM) tailored primarily to cardiologists and cardiovascular surgeons, which is included in the corporate and other division.

2. Summary of Significant Accounting Policies

     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of March 31, 2004 and for the three months and six months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months and six months ended March 31, 2004 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2004 or future fiscal periods.

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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Pre-opening Expenses – Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred. The Company recognized pre-opening expenses of approximately $2.1 million and $2.8 million during the three months ended March 31, 2004 and 2003, respectively, and $5.5 million and $5.2 million during the six months ended March 31, 2004 and 2003, respectively.

     Stock-Based Compensation – As of March 31, 2004, the Company has two stock-based compensation plans, including a stock option plan under which it may grant incentive stock options and nonqualified stock options to officers and other key employees and an outside director’s stock option plan under which it may grant nonqualified stock options to nonemployee directors. The Company accounts for stock options under both of these plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company also provides prominent disclosure of the information required by SFAS No. 148, Accounting for Stock-Based Compensation, in its annual and interim financial statements.

     Under APB Opinion No. 25, compensation cost is determined based on the intrinsic value of the equity instrument award. No stock-based employee compensation cost is reflected in net income for the three months and six months ended March 31, 2004 and 2003, as all options granted during those periods under the Company’s stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant.

     Had compensation expense for the Company’s stock options been recognized based on the fair value of the option award at the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income for the three months and six months ended March 31, 2004 and 2003 would have been impacted as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income, as reported	$2,641	$588	$1,708	$978
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related income taxes	$497	$426	$951	$947

Proforma net income	$2,144	$162	$757	$31

Earnings per share, basic
As reported	$0.15	$0.03	$0.10	$0.05
Pro forma	$0.12	$0.01	$0.04	$0.00
Earnings per share, diluted
As reported	$0.14	$0.03	$0.09	$0.05
Pro forma	$0.12	$0.01	$0.04	$0.00

     Accounting Changes and Recent Accounting Pronouncements – In December 2003, the SEC released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supercedes SAB No. 101, Revenue Recognition in Financial Statements, in order to make interpretive guidance under the SAB consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal changes under SAB No. 104 relate to the rescission of material no longer necessary because of private sector developments in generally accepted accounting principles. The Company’s adoption of SAB No. 104 did not have any impact on its financial position or results of operations and cash flows.

3. Adoption of FASB Interpretation No. 46

     In December 2003 the FASB released a revised version of Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (hereinafter, FIN 46-R), which provides a new consolidation method of accounting. FIN 46-R established the effective dates for public entities to apply FIN 46 and FIN 46-R based on the nature of the variable interest entity and the date upon which the public company became involved with the variable interest entity. The Company was not required to apply either FIN 46 or FIN 46-R prior to March 31, 2004 as the Company was not involved with variable interest entities created after January 31, 2003 or any variable interest entities created before February 1, 2003 that were special purpose entities, which required early application.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Upon application of FIN 46-R the Company determined that one of its majority-owned subsidiaries was the primary beneficiary of a managed entity in the Company’s Diagnostics Division, and accordingly began consolidating this managed entity effective March 31, 2004. The Company does not hold any equity ownership interest in the managed entity, either directly or through its majority-owned subsidiary, but rather has a management relationship with the entity. The managed entity owns a diagnostic and therapeutic facility, which is located at a community hospital, and operates that facility under a services agreement with the hospital. The managed entity receives service fees from the hospital as well as revenue from patients and third party payors for procedures performed in the facility. The Company’s majority-owned subsidiary manages the diagnostic and therapeutic facility in exchange for management fees equal to 100% of the managed entity’s net operating results. As summarized below, the consolidation of this managed entity did not result in a cumulative effect of an accounting change as the managed entity has a $0 equity balance and $0 cumulative earnings. The managed entity operates at breakeven due to the 100% management fee structure with the Company’s majority-owned subsidiary.

     As a result of consolidating this managed entity, the Company recognized the following assets and liabilities, net of intercompany eliminations, in its consolidated balance sheet as of March 31, 2004:

Accounts receivable, net	$224
Prepaid expenses and other current assets	18
Property and equipment, net	808

Total assets	1,050

Accounts payable and other accrued liabilities	254
Current portion of long-term debt	205
Long-term debt	591

Total liabilities	1,050

Cumulative effect of an accounting change	$—

     The managed entity’s long-term debt represents unsecured notes payable relating to the financing of leasehold improvements at the diagnostic and therapeutic facility. These notes payable accrue interest at a fixed rate of 8.00%, with payments of principal and interest due quarterly, and mature September 2007. The managed entity’s creditors, including the note holders, do not have recourse to the general credit of the Company or its majority-owned subsidiary.

     The Company’s consolidation of the managed entity’s results of operations beginning April 1,2004 will result in an increase in the Company’s net revenue and operating expenses, but will not have any impact on net income as the managed entity operates at breakeven as a result of the management fee structure, as previously discussed.

     The Company also has a significant variable interest in its one unconsolidated affiliate hospital, Heart Hospital of South Dakota, but has determined that it is not the primary beneficiary under FIN 46-R, and accordingly has continued to account for its investment in this hospital using the equity method of accounting. This hospital, which has 55 licensed beds, 3 catheterization labs, and 3 operating rooms opened in March 2001 as a limited liability corporation. The Company, along with physician partners and a community hospital, each hold an approximately 33.33% ownership interest in the hospital. The Company also guarantees approximately 50% of the real estate debt and 30% of the equipment debt and manages the hospital’s operations pursuant to a management agreement. Historically, the Company has provided senior subordinated working capital loans to this hospital, however, no such loan amounts were outstanding at March 31, 2004. Under the terms of the hospital’s operating agreement, the Company is committed to providing working capital loans up to $12.0 million and additional guarantees of indebtedness as may be required in future periods. The Company’s maximum exposure to loss as a result of its involvement with this hospital includes the Company’s equity investment, performance under the guarantees of indebtedness (see Note 7), annual management fees, and any amounts outstanding under the senior subordinated working capital loans.

     The Company has variable interests in several other entities in its Diagnostics Division, however none of these variable interests were determined to be significant under FIN 46-R as of March 31, 2004.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

4. Goodwill and Other Intangible Assets

     As required by SFAS No. 142, Goodwill and Other Intangibles, the Company has designated September 30, its fiscal year end, as the date it will perform the annual goodwill impairment test for all of its reporting units. Goodwill of a reporting unit will also be tested between annual tests if an event occurs or circumstances change that indicate an impairment may exist. During the three months and six months ended March 31, 2004, no events or circumstances changed that indicated interim impairment testing was necessary and as such, no impairment was recognized during the three months and six months ended March 31, 2004.

     As of March 31, 2004 and September 30, 2003, the Company’s other intangible assets, net, included the following:

	March 31, 2004		September 30, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized other intangible assets:
Management contracts	$20,598	$(10,280)	$20,598	$(9,716)
Loan acquisition costs	12,570	(8,164)	12,251	(7,063)
Other	1,446	(437)	1,446	(421)

Total	$34,614	$(18,881)	$34,295	$(17,200)

     Amortization expense recognized for the management contracts and other intangible assets totaled $290,000 and $437,000 for the three months ended March 31, 2004 and 2003, respectively, and $580,000 and $874,000 for the six months ended March 31, 2004 and 2003, respectively. The Company recognizes amortization expense for loan acquisition costs as a component of interest expense. For the three months ended March 31,2004 and 2003, amortization expense for loan acquisition costs was $495,000 and $342,000, respectively, and for the six months ended March 31, 2004 and 2003, amortization expense for loan acquisition costs was $931,000 and $715,000, respectively.

5. Business Development and Changes in Operations

     New Hospital Development During the Three Months Ended March 31, 2004 – On March 2, 2004, the Company opened Heart Hospital of Lafayette in Lafayette, Louisiana, which focuses primarily on cardiovascular care. On March 26, 2004, Heart Hospital of Lafayette received its accreditation from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), which permits the hospital to bill for services. Heart Hospital of Lafayette is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiaries, owns an approximate 51.0% interest in the venture, with physician investors owning the remaining 49.0%, and the Company exercises substantive control over the hospital.

     On January 13, 2004, the Company opened Texsan Heart Hospital in San Antonio, Texas, which focuses primarily on cardiovascular care. On January 22, 2004, Texsan Heart Hospital received its accreditation from JCAHO, which permits the hospital to bill for services. Texsan Heart Hospital is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiaries, owns an approximate 51.0% interest in the venture, with physician investors owning the remaining 49.0%, and the Company exercises substantive control over the hospital.

     As of March 31, 2004, the Company’s four most recently opened hospitals were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below:

	Amount	Amount	Amount
	Committed	Paid	Accrued
Louisiana Heart Hospital	$22,398	$22,193	$205
Texsan Heart Hospital	29,574	29,146	267
The Heart Hospital of Milwaukee	15,925	15,925	—
Heart Hospital of Lafayette	13,630	12,653	967

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The Company capitalized interest expense as part of the capitalized costs of its hospitals under development of approximately $153,000 and $380,000 during the three months ended March 31, 2004 and 2003, respectively, and approximately $616,000 and $694,000, respectively, during the six months ended March 31, 2004 and 2003.

6. Accounts Receivable

     Accounts receivable, net, consists of the following:

	March 31,	September 30,
	2004	2003
Receivables, principally from patients, third party payors and hospitals	$119,518	$106,634
Amounts due to third party payors for estimated settlements under reimbursement programs	(5,103)	(10,191)
Other	4,359	3,344

	118,774	99,787
Less allowance for doubtful accounts	(15,759)	(13,481)

Accounts receivable, net	$103,015	$86,306

7. Long-Term Debt

     Long-term debt consists of the following:

	March 31,	September 30,
	2004	2003
Master credit facility and bank mortgage loans	$181,751	$172,460
Pre-existing bank mortgage loan	19,492	20,378
Real estate investment trust (REIT) loans	74,890	75,448
Revolving credit facility	—	—
Notes payable to various lenders	89,771	76,009
Other	4,334	2,201

	370,238	346,496
Less current portion	(51,898)	(45,612)

Long-term debt	$318,340	$300,884

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

     As of March 31, 2004, $130.3 million of the $145.0 million initially available to finance the Company’s hospital development program had been designated to finance the development of Harlingen Medical Center, Louisiana Heart Hospital, Texsan Heart Hospital, The Heart Hospital of Milwaukee and Heart Hospital of Lafayette (see Note 5). Of this $130.3 million of designated financing, $123.8 million was outstanding as of March 31, 2004. The Company may elect to terminate part or all of the remaining $14.7 million undesignated funds if it deems that its development activity is unlikely to result in a need for the funds.

     Each loan under the Master Credit Facility is separately documented and secured by the assets of the borrowing hospital only. Each loan under the Master Credit Facility amortizes based on a 20-year term, matures on July 27, 2006, and accrues interest at variable rates on either a defined base rate plus an applicable margin, or Eurodollar Rate (LIBOR) plus an applicable margin. The weighted average interest rate for the loans under the Master Credit Facility was 4.47% and 4.44% at March 31, 2004 and September 30, 2003, respectively. The Company is required to pay a monthly unused commitment fee at a rate of 0.5%.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     In accordance with the related hospital operating agreements and as required by the lenders, the Company has guaranteed 100% of the obligations of its subsidiary hospitals for bank mortgage loans made under the Master Credit Facility and REIT loans and 71% of the obligation for another bank mortgage loan at March 31, 2004. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals failing to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. At March 31, 2004, the total amount of real estate debt was approximately $276.1 million, of which $270.5 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     In December 2003, the Company made a principal prepayment of $11.4 million to the mortgage lender for Bakersfield Heart Hospital. The bank mortgage lender agreed to accept this principal prepayment in exchange for amending certain financial ratio covenants and minimum financial performance covenants, which Bakersfield Heart Hospital was not in compliance with during the preceding fiscal year ended September 30, 2003. The Company classified this amount as current portion of long-term debt at September 30, 2003.

     At March 31, 2004, the Company classified $16.5 million of real estate mortgage debt for Tucson Heart Hospital as current portion of long-term debt based on the debt’s scheduled maturity in November 2004.

     Revolving Credit Facility – Separate from the Master Credit Facility, the Company has a revolving credit facility (the Revolver) that provides $100.0 million in available borrowings, $10.0 million of which is designated as short-term borrowings and $25.0 million of which is available to issue letters of credit. The Revolver expires on January 31, 2005. As of March 31, 2004, no amounts were outstanding under the Revolver, however, the Company had letters of credit outstanding of $9.5 million, which reduced its availability under the Revolver to $90.5 million. The $90.5 million available under the revolving credit facility is subject to limitations on the Company’s total indebtedness as stipulated by other Company debt agreements.

     Notes Payable – The Company has acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. Two facilities in the diagnostic division also have leasehold improvements funded through notes payable collateralized by real estate. Amounts borrowed under these notes are payable in monthly installments of principal and interest over 4 to 7 year terms. Interest is at fixed and variable rates ranging from 3.85% to 9.84%. The Company has guaranteed between 50% and 100% of certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan. At March 31, 2004, the total amount of notes payable was approximately $89.8 million, of which $59.4 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     In July 2003, Texsan Heart Hospital obtained a debt commitment of up to $20.0 million to finance its equipment purchases. Beginning in March 2004, borrowings bear interest at a fixed rate of interest equal to a specific Treasury Note yield, plus a margin. Prior to March 2004, interest on borrowings made under this commitment accrued at Prime, plus a margin. Principal shall be payable in 78 months beginning in September 2004. As of March 31, 2004, $10.1 million of the $20.0 million was outstanding under the commitment.

     In March 2004, The Heart Hospital of Milwaukee obtained a debt commitment in the amount of $15.0 million to refinance borrowings previously incurred to fund equipment purchases, and to provide additional borrowings for the hospital’s equipment needs. Interest on amounts borrowed under this facility shall accrue at Prime, plus a margin, until March 2005. Beginning in March 2005, borrowings shall bear interest at a fixed rate equal to a specific Treasury Note yield, plus a margin. Principal amounts shall begin to amortize in March 2005 based on a 7-year amortization schedule,

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

with all outstanding principal amounts due in March 2007. At March 31, 2004, $12.3 million of the $15.0 million available was outstanding under this commitment.

     In March 2004, Heart Hospital of Lafayette began submitting funding requests to the lender under a loan that previously had been the subject of a binding commitment in September 2003 in the amount of $12.0 million to fund equipment purchases. Interest on borrowings under the facility will accrue at prime, plus a margin, until July 1, 2004, at which time interest becomes fixed based on a specific Treasury Note yield, plus a margin. Principal amounts on borrowings incurred after April 1, 2004 and before July 1, 2004 will be repaid over a 78-month period beginning February 1, 2005. Interest on borrowings incurred after July 1, 2004 shall accrue at Prime, plus a margin, until December 31, 2004, at which time interest becomes fixed based on a specific Treasury Note yield, plus a margin. Principal amounts on borrowings incurred after July 1, 2004 and before December 31, 2004 shall be repaid over a 78-month period beginning July 31, 2005. Funding requests under the facility are not allowed after December 31, 2004. As of March 31, 2004, no borrowings were outstanding under this facility.

     Other Long Term Debt – Other long-term debt includes Arizona Heart Hospital’s revolving credit note. The note is collateralized by a pledge of the hospital’s accounts receivable. As of March 31, 2004, $4.3 million of the $5.0 million available was outstanding under the commitment. In April 2004, the maturity date of March 1, 2004 was extended to April 15, 2005. Based on the debt’s scheduled maturity in April 2005, the Company classified the debt as long-term debt at March 31, 2004.

     Debt Covenants – Covenants related to the Company’s long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At March 31, 2004, the Company was in violation of a certain financial ratio related to an equipment loan at Arizona Heart Hospital. The hospital was also not in compliance with this ratio at December 31, 2003. The equipment lender at Arizona Heart Hospital has not granted a waiver for the breach and the total obligation of approximately $3.5 million is recorded as current portion of long-term debt in the Company’s consolidated balance sheet as of March 31, 2004. In addition, the Company was in violation of a guarantor financial ratio covenant related to the equipment loan at Dayton Heart Hospital. Although the equipment lender at Dayton Heart Hospital has granted a waiver for the breach at March 31, 2004, the Company anticipates that it will require an amendment of the loan terms in order to meet compliance with the guarantor financial ratio covenant over the next 12 months. The Company is seeking an amendment to the loan terms from the equipment lender, but has not yet obtained such amendment. Accordingly, the Company has classified the total obligation of approximately $4.2 million to current portion of long-term debt in its consolidated balance sheet at March 31, 2004. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at March 31, 2004 except as noted above.

     Guarantees of Unconsolidated Affiliate’s Debt – The Company has guaranteed approximately 50% of the real estate debt and 30% of the equipment debt of the one affiliate hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At March 31, 2004, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $27.5 million and $9.9 million, respectively, at March 31, 2004. Accordingly, the real estate debt and the equipment debt guaranteed by the Company was approximately $13.7 million and $3.0 million, respectively, at March 31, 2004. These guarantees expire concurrent with the terms of the related real estate and equipment loans and would require the Company to perform under the guarantee in the event of the affiliate hospital’s failure to perform under the related loans. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the value of the assets and liabilities on the Company’s balance sheets.

8. Liability Insurance Coverage

     Since June 1, 2002, the Company has been partially self-insured under claims-made insurance policies that provide coverage for claim amounts in excess of specified amounts of retained liability per claim. These specified amounts of retained liability per claim range from $2.0 million to $5.0 million depending on the applicable policy year and hospital. As of March 31, 2004 and September 30, 2003, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $4.9 million and $3.7 million, respectively, which is included in current liabilities in the Company’s consolidated balance sheets.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

9. Commitments and Contingencies

     Resolution of Contingency – Change in Medicare capital cost reimbursement — Medicare reimburses hospitals for capital-related costs using one of two alternative methodologies based upon whether the hospital is categorized as “new” under the regulations of the Centers for Medicare and Medicaid Services (CMS). As previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, one of the Company’s Medicare fiscal intermediaries notified the Company on August 11, 2003 that it had been directed by CMS to change, on a retroactive and prospective basis, the capital cost reimbursement methodology applicable to four of its hospitals. This position was contrary to a previously written determination the Company had received from that fiscal intermediary on October 11, 2002 that confirmed the methodology being applied by those hospitals. Consistent with the belief that the position taken by the fiscal intermediary in October 2002 was based upon a correct interpretation of applicable CMS regulations, the Company began during the fourth quarter of fiscal 2003 to vigorously pursue its administrative, judicial and other remedies to challenge the matter with the fiscal intermediary and CMS.

     In February 2004, the Company learned that CMS, after considering its position, has determined that the change in capital reimbursement methodology would be effective August 11, 2003, and that the change would not be applied retroactively to any periods prior to that effective date. Accordingly, this change in methodology will not have any impact on a retroactive basis to the Company’s consolidated financial position, results of operations and cash flows, as the four affected hospitals will not be required to repay the Medicare program for the reimbursed capital costs prior to August 11, 2003.

     CMS’s recent determination did not result in any changes in accounting estimates to the Company’s previously reported financial position, results of operations and cash flows for the most recent fiscal year ended September 30, 2003. During fiscal 2003, the Company accounted for the retroactive component as a contingency that did not meet the criteria for recognition under SFAS No. 5, Accounting for Contingencies. In addition, the Company has recognized capital reimbursement subsequent to August 11, 2003 consistent with the payments received under the new methodology beginning on that date.

10. Income Taxes

     Income tax expense for the three months ended March 31, 2004 and 2003 was $1.6 million and $393,000, respectively, resulting in an effective tax rate of approximately 38.2% and 40.1%, respectively. Income tax expense for the six months ended March 31, 2004 and 2003 was $1.0 million and $652,000, respectively, resulting in an effective tax rate of approximately 37.0% and 40.0%, respectively. The Company’s effective tax rate for the first six months of fiscal 2004 is estimated based on projected earnings for the full fiscal year and may change in future interim periods if actual results are materially different from current expectations. The Company continues to have federal and state net operating loss carryforwards available from prior periods to offset its current tax liabilities, and thus it has no material current income tax liability.

11. Per Share Data

     The calculation of diluted earnings per share considers the potentially dilutive effect of options to purchase 3,149,550 and 2,708,595 shares of common stock outstanding at March 31, 2004 and 2003, respectively, at prices ranging from $4.75 to $25.00. Of these options, 1,374,300 and 2,577,123 were not included in the calculation of diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively, and 1,390,300 and 2,577,123 were not included for the six months ended March 31, 2004 and 2003, respectively, as such shares were anti-dilutive for the periods.

12. Comprehensive Income

     The components of comprehensive income are as follows:

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income	$2,641	$588	$1,708	$978
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of income taxes	(97)	(11)	149	(55)

Comprehensive income	$2,544	$577	$1,857	$923

13. Litigation

     Litigation – The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted against the Company by various claimants, and additional claims that may be asserted for known incidents through March 31, 2004. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is attempting to protect its interests in all such claims and actions.

     Management believes, based on advice of counsel and the Company’s experience with past lawsuits and claims, that, taking into account the applicable liability insurance coverage and recorded reserves, the results of those lawsuits and potential lawsuits will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

     In October 2003, the Company made a written demand of its former chief executive officer, David Crane, to exercise options to purchase 175,000 shares of its common stock at a price of $19 per share which the Company believes Mr. Crane was obligated to do upon the termination of his employment in accordance with the terms of a contract to purchase stock Mr. Crane entered into with the Company in 2001. Mr. Crane does not believe the contract is enforceable and has refused to exercise the options in question. The Company filed a lawsuit against Mr. Crane on March 11, 2004 in the Superior Court of Mecklenburg County, North Carolina seeking damages for the breach of contract and a declaratory judgment that his obligation to exercise the options under the contract is enforceable.

14. Reportable Segment Information

     The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net revenue:
Hospital Division	$159,625	$117,558	$301,058	$221,504
Diagnostics Division	11,754	12,448	25,115	24,434
Corporate and other	1,907	5,181	3,739	10,350

Consolidated totals	$173,286	$135,187	$329,912	$256,288

Income (loss) from operations:
Hospital Division	$10,164	$7,198	$13,227	$12,909
Diagnostics Division	1,924	2,647	4,627	5,442
Corporate and other	(1,994)	(2,294)	(3,511)	(4,281)

Consolidated totals	$10,094	$7,551	$14,343	$14,070

Interest expense	$(7,198)	$(6,242)	$(13,787)	$(12,449)
Interest income	161	339	394	790
Other Income, net	2	80	6	103
Equity in net earnings of unconsolidated affiliates	1,147	1,064	1,724	1,818
Minority interest in earnings (losses) of consolidated subsidiaries	65	(1,811)	31	(2,702)

Consolidated income before taxes	$4,271	$981	$2,711	$1,630

	March 31,	September 30,
	2004	2003
Aggregate identifiable assets:
Hospital Division	$647,930	$602,007
Diagnostics Division	45,051	46,847
Corporate and other	86,974	100,443

Consolidated totals	$779,955	$749,297

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

Overview

     General

     We are a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence as well as with community hospital systems. We opened our first hospital in 1996, and currently have ownership interests in and operate 13 hospitals. We have majority ownership of 12 of these 13 hospitals and a minority interest in one. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties. Our hospitals have a total of 759 licensed beds and are located in nine states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, Texas and Wisconsin.

     In addition to our hospitals, we own and/or manage cardiac diagnostic and therapeutic facilities. We began our cardiac diagnostic and therapeutic business in 1989. We currently own and/or manage 25 cardiac diagnostic and therapeutic facilities. Ten of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and sometimes therapeutic procedures. The remaining 15 facilities are not located at hospitals and offer only diagnostic services. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.

     Our Strengths

     Leading Local Market Positions in Growing Markets. Each of our seven majority-owned hospitals that was open for all of fiscal 2002 has achieved a number one or two ranking in the local market position for cardiovascular care, as measured by the number of Medicare procedure-oriented cardiovascular diagnosis related groups performed. We have included the following in determining our market share: cardiac catheterization; by-pass and valves; cardiovascular implantables and angioplasty; and vascular procedures. These hospitals are located in markets where the population of those 55 years and older, the primary recipients of cardiac care services, is anticipated to increase between 8.6% and 40.0% over the next five years.

     Geographically Diversified Portfolio of Facilities. We currently have ownership interests in and operate 13 hospitals in nine states and own or manage 25 cardiac diagnostic and therapeutic facilities in 12 states. This diversifies our earnings base and reduces our exposure to any one geographic market.

     Superior Clinical Outcomes. We believe our hospitals, on average, provide more complex cardiac care, achieve lower mortality rates and a shorter average length of stay, adjusted for patient severity of illness, as compared to our competitors. Since 1999, we have engaged The Lewin Group, a national health and human services consulting group, to conduct a study on cardiovascular patient outcomes based on Medicare hospital inpatient discharge data. The Lewin study, which is updated annually, has consistently concluded that, on average, we treat a more complex mix of cardiac cases and our hospitals have lower mortality rates and shorter length of stay, adjusted for severity, for cardiac cases, than peer community hospitals. The most recent Lewin study, based on 2002 Medicare reimbursement data, concluded that our hospitals, on average, exhibited a 16.0% lower mortality rate for Medicare cardiac cases compared to peer community hospitals.

     Efficient, Quality Care Delivery Model. Our hospitals have innovative facility designs and operating characteristics that we believe enhance the quality of patient care and service and improve physician and staff productivity. The innovative characteristics of our hospital designs include: fully-equipped patient rooms capable of providing the majority of services needed during a patient’s entire length of stay; centrally located inpatient services that reduce the amount of transportation patients must endure; strategically located nursing stations that enable the same nursing rotation to serve the patient from admittance to discharge; and efficiently arranged departments and services that interact frequently. We believe our care delivery model leads to a high level of patient satisfaction. During fiscal 2003, 98% of patients who completed discharge surveys indicated that they would return to our hospital for any future procedures. Additionally, more than 98% indicated they were satisfied with the physical comfort of our hospital and the patient education we provided.

     Proven Ability to Partner with Physicians. Physicians are currently partners in all of our hospitals and many of our cardiac diagnostic and therapeutic facilities. Physicians practicing at our hospitals participate in decisions on a wide range of strategic and operational matters, such as development of clinical care protocols, patient procedure scheduling, hospital marketing plans, annual operating budgets and large capital expenditures. The opportunity to have a role in how our hospitals are managed empowers physicians and encourages them to share new ideas, concepts and practices. We attribute our success in partnering with physicians to our ability to develop and effectively manage facilities in a manner that promotes physician productivity, satisfaction and professional success while enhancing the quality of patient care.

     Established Relationships with Community Hospital Systems. Community hospital systems are currently partners in two of our hospitals. In addition, we have management and partnership arrangements with community hospital systems in many of our cardiac diagnostic and therapeutic facilities. We attribute our success in establishing relationships with community hospital systems to our proven ability to partner with physicians and deliver quality cardiovascular care. Additionally, we believe many community hospital systems have found that forming a relationship with us is a more cost-effective means of providing cardiovascular care services and/or managing their cardiovascular programs than providing and/or managing these services or programs themselves.

     Strong Management Team and Financial Sponsor Support. Our management team has extensive experience and relationships in the healthcare industry. Our chief executive officer and chief operating officer each has over 18 years of experience in the healthcare industry, including extensive experience managing community hospital systems. John T. Casey was named our president and chief executive officer in September 2003 and has been a director since 2000. Charles R. Slaton was named our executive vice president and chief operating officer in September 2003. In addition, James E. Harris has been our executive vice president and chief financial officer since 1999 and Thomas K. Hearn has been the president of our Diagnostics Division since 1995. As of March 31, 2004, private investment partnerships sponsored by Kohlberg Kravis Roberts & Co., L.P. (“KKR”) and Welsh, Carson, Anderson & Stowe VII, L.P. (“WCAS”) owned approximately 31.0% and 30.0%, respectively, of our outstanding common stock.

     Our Strategy

     Under the leadership of our senior management, we recently conducted an in-depth, strategic review of our company to develop strategies to better enable us to leverage our strengths. Key components of our strategy include to:

     Enhance Operating Performance. In markets where we have well-established hospitals, we intend to focus on improving operating performance and increasing our leading market shares. At these hospitals and our cardiac diagnostic and therapeutic facilities, we intend to improve management processes and systems, improve labor efficiencies by staffing to patient volume and clinical needs and control supply expense through more favorable group purchasing arrangements and inventory management. In our five newer hospitals, those that have been opened for less than 18 months, we will focus on controlling costs and establishing ourselves as a leading provider of healthcare services. In addition, we intend to increase revenue from all of our facilities, primarily through growth in patient volume. We plan to increase patient volume by seeking new or more favorable managed care contracts, as a result of the growth in the practices of our physicians and by attempting to increase the number of physicians who practice at our facilities.

     Partner with Physicians. We intend to continue to pursue partnership opportunities with physicians. We believe allowing physicians to partner in the operations and management of our facilities provides further motivation for them to provide quality, cost-effective healthcare. Despite a recently enacted federal law imposing a moratorium on physician ownership in new specialty hospitals through June 8, 2005, we believe meaningful opportunities continue to exist to partner with physicians.

     Focus on Cardiovascular Disease. We operate most of our facilities with a focus on serving the unique needs of patients suffering from cardiovascular disease. By focusing on a single disease category, physicians, nurses, medical technicians and other staff members are able to concentrate on and enhance their professional cardiovascular care skills, thereby enabling us to better serve the needs of cardiovascular patients. We believe our focused approach increases patient, physician and staff satisfaction and enables us to provide quality, cost-effective patient care. We plan to continue to pursue growth opportunities relating to cardiovascular care.

     Provide a Differentiated Standard of Care. We plan to continue to employ innovative facility designs around the requirements of our patients and invest in leading-edge equipment and technology to achieve a differentiated standard of care. We monitor the quality of cardiovascular care — that is, the degree to which our services increase the likelihood of desired patient outcomes — by measuring key quality criteria, including mortality rates, patient acuity, average length of stay and patient satisfaction. We operate all of our facilities under a quality improvement program to provide a comprehensive assessment of the quality of the services we provide.

     Pursue Growth Opportunities with Community Hospital Systems. We will pursue growth opportunities with community hospital systems in our current and selected new markets. These opportunities are expected to continue our historic focus on providing inpatient and outpatient cardiovascular care. Community hospital systems often have limited access to the resources needed to invest in specialty areas, including cardiology. We believe, as a result of these limitations and our record of success in providing quality cardiovascular care, many community hospital systems may be interested in partnering with us to provide cardiovascular care services and/or to manage their cardiovascular programs. The nature of these partnerships will vary depending upon market and regulatory considerations.

     Selectively Evaluate Acquisitions. We intend to selectively evaluate acquisitions of specialty and general acute care facilities in attractive markets throughout the United States and will also consider opportunistic acquisitions of facilities where we believe we can improve clinical outcomes and operating performance. We will employ a disciplined approach to evaluating and qualifying acquisition opportunities.

Results of Operations

     General

     Basis of Consolidation. We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control, and are not the primary beneficiary. Accordingly, the one hospital in which we hold a minority interest at March 31, 2004, Heart Hospital of South Dakota, is excluded from the net revenue and operating expenses of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are excluded from the net revenue and operating results of our consolidated company and our consolidated diagnostic services division. Our minority interest in these entities’ results of operations for the periods discussed is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting.

     Effective March 31, 2004, we began consolidating in our diagnostics services division a managed entity in which we do not hold any equity ownership interest and have not historically consolidated. Upon applying the new accounting principles set forth by Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, we determined that this entity was a variable interest entity and that one of our majority-owned and consolidated subsidiaries was the primary beneficiary. This majority-owned subsidiary receives 100% of the net earnings of the variable interest entity as a management fee. The consolidation of this variable interest entity did not have any impact on our results of operations or cash flows, and there was no cumulative effect in our balance sheet as a result of the consolidation as of March 31, 2004. Also, as part of applying the new accounting principles, we identified a number of other variable interest entities in which we hold variable interests, but concluded we are not the primary beneficiary and therefore are not required to change our method of accounting.

     Same Facility Hospitals. On a same facility basis for our consolidated hospital division, we exclude the results of operations of Louisiana Heart Hospital, The Heart Hospital of Milwaukee, Texsan Heart Hospital, and Heart Hospital of Lafayette, which opened in February 2003, October 2003, January 2004 and March 2004, respectively. Our policy is to include in our same facility basis only those facilities that were open and operational during the full current and prior fiscal year comparable periods.

     Newly Opened Hospitals During the Three Months Ended March 31, 2004. On January 13, 2004, we opened our twelfth hospital in San Antonio, Texas, which obtained its accreditation from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) on January 22, 2004. This hospital is designed to accommodate 120 inpatient beds and opened initially with 60 licensed beds that will be staffed and available as the hospital ramps up its operations.

     On March 2, 2004, we opened our thirteenth hospital located in Lafayette, Louisiana. This hospital obtained its accreditation from JCAHO on March 26, 2004. Heart Hospital of Lafayette opened with 32 inpatient beds that will be staffed and available as the hospital ramps up its operations.

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

	Three Months Ended March 31,		Six Months Ended March 31,
Division	2004	2003	2004	2003
Hospital	92.1%	87.0%	91.3%	86.4%
Diagnostic services	6.8%	9.2%	7.6%	9.5%
Corporate and other	1.1%	3.8%	1.1%	4.1%

Net Revenue	100.0%	100.0%	100.0%	100.0%

     We receive payments for services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations, and directly from our patients. The following table sets forth the percentage of consolidated net revenue we earned by category of payor in the periods indicated below.

	Consolidated		Consolidated
	Three Months Ended March 31,		Six Months Ended March 31,
Payor	2004	2003	2004	2003
Medicare	48.9%	48.6%	47.1%	50.3%
Medicaid	4.4%	2.5%	4.2%	2.5%
Commercial and other	46.7%	48.9%	48.7%	47.2%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

     A significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid. Although Medicare and Medicaid remain a significant payor, we experienced significant change in payor mix comparing the first and second quarters of fiscal 2004 with the first and second quarters of fiscal 2003, as illustrated in the above table. One reason for this change in payor mix was Harlingen Medical Center. This hospital’s different payor mix stems from its focus on a number of specialties, rather than only cardiovascular, and a higher concentration of Medicaid and self-pay patients than our typical hospital which is consistent with disease trends in that hospital’s market demographics. A second reason for this change in payor mix is an overall higher percentage of self-pay patients in our other hospitals during the current fiscal period than in the prior year. We believe this change in self-pay patients is consistent with the industry trend. A third reason for this change in payor mix is recent changes in Medicare outlier payment and capital cost reimbursement formulas affecting several of our hospitals, as discussed more fully below. We expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue will remain significant in future periods because the percentage of our total consolidated net revenue generated by our hospital division will continue to increase as we ramp up the operations of our new hospitals. We also expect our payor mix may continue to fluctuate in future periods due to changes in reimbursement, market and industry trends with self-pay patients and other similar factors.

     Medicare Reimbursement Changes. As previously disclosed, the Centers for Medicare and Medicaid Services (CMS) increased payment rates for inpatient services by 3.4% in fiscal year 2004 and enacted a new rule governing the calculation of outlier payments. Since the changes to the outlier formula became effective in August 2003, we have been recognizing net revenue from outlier payments at estimated amounts determined under the new calculation formula. However, one of our Medicare fiscal intermediaries has continued to pay us at amounts calculated under the historical formula since August 2003. As such, our cash and cash equivalents at March 31, 2004 includes approximately $7.6 million, of which $2.8 million and $5.7 million was received during the second quarter and six months of fiscal year 2004, respectively, that we may be required to repay the Medicare program. The $7.6 million is also reflected as a reduction to our accounts receivable, net at March 31, 2004, consistent with our other estimated reimbursement settlements. The Medicare fiscal intermediary notified us in April 2004 that it would begin to pay us at rates consistent with the new calculation formula effective May 1, 2004 for our Medicare cost report year ending September 30, 2004. Accordingly, our cash and cash equivalents and our cash provided by operating activities will be positively impacted as we receive and reserve these payments through April 30, 2004; and our cash and cash equivalents and our cash provided by operating activities will be negatively impacted in the period during which we repay the amounts. Any changes in these new rules or other regulations governing the Medicare and Medicaid programs, or the manner in which they are interpreted, may result in a material change in our net revenue in future periods.

     Medicare reimburses hospitals for capital-related costs using one of two alternative methodologies based upon whether the hospital is categorized as “new” under CMS regulations. As we previously discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, one of our Medicare fiscal intermediaries notified us on August 11, 2003 that it had been directed by CMS to change, on a retroactive and prospective basis, the capital cost reimbursement methodology applicable to four of our hospitals. This position was contrary to a previously written determination we had received from that fiscal intermediary on October 11, 2002 that confirmed the methodology being applied by those hospitals. Consistent with our belief that the position taken by the fiscal intermediary in October 2002 was based upon a correct interpretation of applicable CMS regulations, we began during the fourth quarter of fiscal 2003 to vigorously pursue our administrative, judicial and other remedies to challenge the matter with the fiscal intermediary and CMS.

     During February 2004, we learned that CMS, after considering its position, had determined that the change in capital reimbursement methodology would be effective August 11, 2003, and that the change would not be applied retroactively to any periods prior to that effective date. Accordingly, this change in methodology will not have any impact on a retroactive basis to our consolidated financial position, results of operations and cash flows, as our four affected hospitals will not be required to repay the Medicare program for the reimbursed capital costs prior to August 11, 2003. On a prospective basis, the fiscal intermediary began making payments for capital cost reimbursement under the new methodology for all claims submitted after August 11, 2003. The impact of this change for fiscal 2003 was a $1.2 million reduction in our net revenue, and for the second quarter of fiscal 2004 was a $1.7 million reduction in our net revenue from the amount that would have been recognized under the previous reimbursement method. In addition, we estimate the impact of this change in reimbursement will be approximately $7.2 million for the full fiscal year 2004. We believe the impact will diminish rapidly in future years, based on how reimbursement is calculated, and we estimate that the cumulative negative impact for fiscal years 2004 through 2009 will be from $15.0 million to $16.0 million. As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, CMS’s determination did not result in any changes to accounting estimates to our previously reported financial position, results of operations and cash flows for the fiscal year ended September 30, 2003.

     Critical Accounting Policies. During the six months ended March 31, 2004, we have made no material changes in the application of our critical accounting policies as set forth in our Annual Report on Form 10-K for the year ended September 30, 2003.

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Statement of Operations Data. The following table presents, for the periods indicated, our results of operations in dollars and as a percentage of net revenue:

	Three Months Ended March 31,
			Increase/ (Decrease)		% of Net Revenue
	2004	2003	$	%	2004	2003
	(in millions)
Net revenue	$173.3	$135.2	$38.1	28.2%	100.0%	100.0%
Operating expenses:
Personnel expense	54.6	43.4	11.2	25.8%	31.5%	32.1%
Medical supplies expense	47.0	32.6	14.4	44.2%	27.1%	24.1%
Bad debt expense	9.6	4.9	4.7	95.9%	5.5%	3.6%
Other operating expenses	38.6	33.6	5.0	14.9%	22.3%	24.9%
Pre-opening expenses	2.1	2.8	(0.7)	(25.0)%	1.2%	2.1%
Depreciation	11.0	9.9	1.1	11.1%	6.3%	7.3%
Amortization	0.3	0.4	(0.1)	(25.0)%	0.2%	0.3%
Loss (gain) on disposal of property, equipment and other assets	—	—	—	—	—	—

Total operating expenses	163.2	127.6	35.6	27.9%	94.2%	94.4%

Income from operations	10.1	7.6	2.5	32.9%	5.8%	5.6%
Other income (expenses):
Interest expense	(7.2)	(6.2)	(1.0)	16.1%	(4.2)%	(4.6)%
Interest income	0.2	0.3	(0.1)	(33.3)%	0.1%	0.2%
Other income (expense), net	—	0.1	(0.1)	(100.0)%	—	0.1%
Equity in net earnings of unconsolidated affiliates	1.1	1.1	—	—	0.6%	0.8%

Total other expenses, net	(5.9)	(4.8)	(1.1)	22.9%	(3.4)%	(3.6)%

Income before minority interest and income taxes	4.2	2.8	1.4	50.0%	2.4%	2.1%
Minority interest share of (earnings) losses of consolidated subsidiaries	0.1	(1.8)	1.9	(105.6)%	0.1%	(1.3)%

Income before income taxes	4.3	1.0	3.3	330.0%	2.5%	0.7%
Income tax expense	(1.6)	(0.4)	(1.2)	300.0%	(0.9)%	(0.3)%

Net income	$2.6	$0.6	$2.0	333.3%	1.5%	0.4%

          The following tables present, for the periods indicated, selected operating data on a consolidated basis and same facility basis.

	Three Months Ended March 31,
	2004	2003	% Change
Selected Operating Data (consolidated):
Number of hospitals	12	9
Licensed beds (a)	704	580
Staffed and available beds (b)	593	464
Admissions (c)	10,781	8,326	29.5%
Adjusted admissions (d)	13,590	10,274	32.3%
Patient days (e)	38,048	30,638	24.2%
Average length of stay (days) (f)	3.53	3.68	(4.1)%
Occupancy (g)	70.5%	73.4%
Inpatient catheterization procedures	5,569	4,359	27.8%
Inpatient surgical procedures	2,733	2,281	19.8%
Hospital Division net revenue	$159,625	$117,558	35.8%

	Three Months Ended March 31,
	2004	2003	% Change
Selected Operating Data (same facility):
Number of hospitals	8	8
Licensed beds (a)	522	522
Staffed and available beds (b)	489	457
Admissions (c)	9,893	8,298	19.2%
Adjusted admissions (d)	12,436	10,233	21.5%
Patient days (e)	35,214	30,573	15.2%
Average length of stay (days) (f)	3.56	3.68	(3.3)%
Occupancy (g)	79.1%	74.3%
Inpatient catheterization procedures	4,990	4,345	14.8%
Inpatient surgical procedures	2,448	2,273	7.7%
Hospital Division net revenue	$138,662	$117,405	18.1%

(a)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(b)	Staffed and available beds represent the weighted average number of beds that are readily available for patient use during the period.

(c)	Admissions represent the number of patients admitted for inpatient treatment.

(d)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(e)	Patient days represent the total number of days of care provided to inpatients.

(f)	Average length of stay (days) represents the average number of days inpatients stay in our hospital.

(g)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

     Net Revenue. Net revenue increased 28.2% to $173.3 million for the three months ended March 31, 2004, the second quarter of our fiscal year 2004, from $135.2 million for the three months ended March 31, 2003, the second quarter of our fiscal year 2003. Of this $38.1 million increase in net revenue, our hospital division generated a $42.1 million increase, which was offset in part by a $700,000 decrease in our diagnostics division and a $3.3 million decrease in our corporate and other division.

     The $42.1 million increase in hospital division net revenue was attributable to $20.8 million of net revenue growth from our four new hospitals, including Louisiana Heart Hospital which opened on February 28, 2003, The Heart Hospital of Milwaukee which opened on October 14, 2003, Texsan Heart Hospital which opened January 13, 2004 and Heart Hospital of Lafayette which opened March 2, 2004 and growth among our same facility hospitals, which accounted for the remaining $21.3 million increase. During the second quarter of fiscal 2004, we filed Medicare cost reports for fiscal year 2003 and as a result of changes in our estimates of final settlements based on additional information, we recognized contractual allowance adjustments that increased net revenue by approximately $1.4 million, of which approximately $1.1 million related to same facility hospitals. Similarly, during the second quarter of fiscal 2003 we filed Medicare cost reports for fiscal year 2002 and recognized adjustments that increased net revenue by approximately $800,000. On a consolidated basis, hospital admissions increased 29.5% and adjusted admissions increased 32.3% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Also on a consolidated basis, inpatient catheterization procedures increased 27.8% and inpatient surgical procedures increased 19.8% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, while average length of stay decreased 4.1% to 3.53 days for the current fiscal quarter compared to 3.68 days for the same prior fiscal quarter.

     The $21.3 million increase in net revenue contributed by our same facility hospitals, along with the increases in admissions of 19.2%, adjusted admissions of 21.5%, inpatient catheterization procedures of 14.8%, and inpatient surgical procedures of 7.7% within our same facility hospitals was largely due to the following factors:

•	the growth in operations of Harlingen Medical Center, which was newly opened during the first quarter of fiscal 2003;

•	the reopening of Bakersfield Heart Hospital’s emergency department in February 2003 after it was closed in the third quarter of fiscal 2002; and

•	the return to use of beds at one of our hospitals that were out of service during the second quarter of fiscal 2003.

     Excluding these three hospitals from our same facility comparison, our admissions increased 8.9% and our adjusted admissions increased 8.5% for our other same facility hospitals. Lastly, the increased reimbursement under the Medicare program associated with procedures utilizing drug-eluting stents contributed approximately $1.2 million to the increase in our net revenue during the second quarter of fiscal 2004.

     The $700,000 decrease in our diagnostics division net revenue was the net result of several key changes in this division. New diagnostic and therapeutic businesses developed and opened since the second quarter of fiscal 2003 contributed an increase of $900,000 and same facility diagnostic services contributed a $400,000 increase, which were offset by a $2.0 million decrease resulting from the dissolution of one of our hospital-based facilities, Gaston Cardiology Services, LLC, in November 2003. The $400,000 increase in our same facility diagnostic division net revenue was primarily the net result of growth in the number of procedures performed, including new services added, in one of our joint ventures, offset in part by a decline in the number of procedures performed in our mobile cardiac catheterization laboratories during the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Our mobile cardiac catheterization business has generally been declining in recent years as a result of a maturing market for such services. In response to this trend and consistent with our strategy, we have been, and will continue to be, focused on transitioning certain of our mobile business relationships into other businesses, such as interim leases or joint venture diagnostic and therapeutic facilities. As we continue to pursue business development opportunities with physicians and community hospital systems, the diagnostics division may become more significant to our net revenue and results of operations in future periods.

     The $3.3 million decrease in our corporate and other division net revenue during the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 was primarily due to a decrease in our cardiology consulting and management operations attributable to two key changes in that business. In the third quarter of fiscal 2003, we restructured one of our two physician management contracts, which reduced management fee revenue, but more significantly eliminated a pass-through cost reimbursement arrangement. In the first quarter of fiscal 2004, we changed certain vendor relationships associated with our second physician management contract to eliminate a substantial amount of pass-through cost reimbursement revenue. The cost reimbursement changes under these two contracts reduced both our net revenue and certain of our operating expenses by corresponding amounts, and therefore had no impact on our consolidated income from operations or our consolidated net loss for the second quarter of fiscal 2004. While we continue to receive pass-through cost reimbursement of certain personnel expenses under the terms of the second physician management contract, we may restructure this contract in the future, which could result in a similar decline in our net revenue and operating expenses in our corporate and other division in future periods.

     Personnel expense. Personnel expense increased 25.8% to $54.6 million for the second quarter of fiscal 2004 from $43.4 million for the second quarter of fiscal 2003. This $11.2 million increase in personnel expense was primarily due to a $12.4 million increase generated by our hospital division, offset in part by a $1.2 million decrease in our corporate and other division. Of the $12.4 million increase in hospital division personnel expense, our four new hospitals accounted for $8.3 million and our same facility hospitals accounted for the remaining $4.1 million. This increase in our same facility hospitals’ personnel expense was primarily attributable to the increase in admissions, inpatient catheterization and surgical procedures and net revenue for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, as previously discussed. The $1.2 million decrease in our corporate and other division’s personnel expense was due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations, as previously discussed. As a percentage of net revenue, personnel expense decreased to 31.5% for the second quarter of fiscal 2004 from 32.1% for the second quarter of fiscal 2003. This decrease was primarily attributable to higher same facility hospital net revenue and the continued ramp up of Harlingen Medical Center, which opened in the first quarter of fiscal 2003, and Louisiana Heart Hospital, which opened in the second quarter of fiscal 2003, offset in part by the high personnel costs relative to net revenue associated with the ramp up of The Heart Hospital of Milwaukee, which opened in the first quarter of fiscal 2004, and Heart Hospital of Lafayette, which opened in the second quarter of fiscal 2004. On an adjusted patient day basis, which is another trend we monitor for this expense category, personnel expense for our consolidated hospitals increased by 4.0% to $1,076 per adjusted patient day for the second quarter of fiscal 2004 from $1,034 per adjusted patient day for the second quarter of fiscal 2003. However, personnel expense on an adjusted patient day basis for our same facility hospitals actually declined 5.5% to $960 from $1,016 for these same comparable quarters, which we believe is the result of our concentration on staffing levels, and recruiting and retention of nurses in our hospitals.

     Medical supplies expense. Medical supplies expense increased 44.2% to $47.0 million for the second quarter of fiscal 2004 from $32.6 million for the second quarter of fiscal 2003. This $14.4 million increase in medical supplies expense was due to a $13.7 million increase in our hospital division and a $700,000 increase in our diagnostics division. Of the $13.7 million increase in hospital division medical supplies expense, our four new hospitals accounted for $5.5 million and our same facility hospitals accounted for the remaining $8.2 million. This increase in same facility hospitals’ medical supplies expense was attributable to the increases in catheterization and surgical procedures performed during the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. In addition, the increase in surgical procedures during 2004 was disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies, such as automatic interior cardiac devices (AICD) and pacemaker procedures. During the second quarter of fiscal 2004, we experienced a 57.5% increase in the number of AICD procedures compared to the second quarter of fiscal 2003. We have experienced a general trend over the past few fiscal quarters in which the number of surgical procedures involving AICD and other higher cost medical devices and supplies has increased as a component of our mix of procedures. In addition, the introduction of drug-eluting stents in April 2003 contributed to higher medical supplies expense during the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. We estimate in our hospital division that during the second quarter of fiscal 2004, approximately 39.9% of our cardiac procedures involving stents utilized drug-eluting stents and that the average utilization rate for drug-eluting stents in this division was 1.2 stents per case. The $700,000 increase in our diagnostic services division’s medical supplies expense was primarily attributable to the net revenue growth arising from the new services added at one of our joint ventures, as previously discussed, and the increased costs associated with drug-eluting stents during the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. As a percentage of net revenue, medical supplies expense increased to 27.1% for the second quarter of fiscal 2004 from 24.1% for the second quarter of fiscal 2003. Similarly, hospital division medical supplies expense per adjusted patient day increased 15.2% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, reflecting the increase in procedures that use high-cost devices and drug-eluting stents.

     We expect our same facilities’ medical supplies expense to continue to increase in future periods as new technologies are introduced into the cardiovascular care market and as we continue to experience increased utilization of AICD and pacemaker procedures that use high-cost devices. The amount of increase in our medical supplies expense, and the relationship to net revenue, in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific new technology by physicians in providing patient care, as well as any changes in reimbursement amounts we may receive from Medicare and other payors. We also expect our medical supplies expense in future periods will remain sensitive to changes in case mix of procedures at our hospitals as surgical procedures typically involve higher cost medical supplies than catheterization procedures. Given the significance of our medical supplies expense and the recent trends facing our business, management is very focused on this expense category. We recently completed a review of our supply chain and a bid process from which we selected MedAssets Inc. as our new group purchasing organization. We have executed a five-year agreement whereby MedAssets Inc. will assist us in our supply chain logistics, optimization, information technology related to supplies and product sourcing. Our goals include improving our purchasing economics and optimizing our inventory costs by improving our purchasing logistics.

     Bad debt expense. Bad debt expense increased 95.9% to $9.6 million for the second quarter of fiscal 2004 from $4.9 million for the second quarter of fiscal 2003. This $4.7 million increase in bad debt expense was primarily incurred by our same facilities hospitals, which accounted for $3.8 million of the increase. Our four new hospitals accounted for the remaining $900,000 increase for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. The $3.8 million increase in our same facility hospitals’ bad debt expense was primarily attributable to growth in net revenue, as previously discussed. In addition, Harlingen Medical Center, which continues to ramp up, operates in a market with a historically higher percentage of self-pay patients than our other hospitals. Excluding the increase in net revenue related to our Medicare cost report estimates for the period and the amounts due to third party payors for estimated settlements under reimbursement programs from our accounts receivable, our same facility hospitals’ days of net revenue in accounts receivable, based on second fiscal quarter net revenue, was 56 days as of March 31, 2004 compared to 60 days as of March 31, 2003.

     As a percentage of net revenue, bad debt expense increased to 5.5% for the second quarter of fiscal 2004 from 3.6% for the second quarter of fiscal 2003. In our management discussion and analysis of results of operations for the first quarter of fiscal 2004, we estimated that our bad debt expense as a percentage of net revenue would, on average, range between 7.5% and 8.5% during the remainder of fiscal 2004. Our bad debt expense ratio was below this range during the current quarter primarily due to three factors:

•	strong cash collections — our hospital division collected 103% of its net revenue during the second quarter of fiscal 2004 compared to 98.5% during the first quarter of fiscal 2004.

•	improved Medicaid qualification – we qualified more eligible patients for Medicaid during the second quarter of fiscal 2004 than during the first quarter of fiscal 2004, which resulted in less self-pay receivables requiring bad debt allowances.

•	point of service collections – we improved collections of deductibles and co-payments at the time of service through implementing additional procedures in our admissions process during the second quarter of fiscal 2004.

     While we continue to focus efforts on our receivables collection procedures and other processes in our business offices and our hospitals admissions, we do not expect to realize significant sustainable decreases in our days of net revenue in accounts receivable in future periods as we may have realized in current and prior periods. We also expect our bad debt expense to increase in fiscal 2004 compared to fiscal 2003 due to an increase in operating activity related to the opening and ramp up of our new hospitals.

     Lastly, we believe our payor mix has a favorable impact on bad debt expense. Our hospital division derives approximately 50% of its net revenue from the Medicare program which, absent any billing process errors, typically remits payment to us within 14 to 21 days of submitting the bills. Our hospital division also derives slightly less than 5% of its net revenue from the Medicaid program which, absent any billing process errors, also remits timely payment to us. We believe our hospital division has a low denial rate with commercial payors and a high collection rate on net revenue from these payors. Self-pay accounts are our primary source of bad debts, and we have historically collected approximately 15% of such amounts. As of March 31, 2004, our allowance for bad debts represented approximately 88% of our self-pay accounts receivable.

     Other operating expenses. Other operating expenses increased 14.9% to $38.6 million for the second quarter of fiscal 2004 from $33.6 million for the second quarter of fiscal 2003. This $5.0 million increase in other operating expense was primarily due to a $7.5 million increase generated by our hospital division, offset in part by a $300,000 decrease in our diagnostics division and a $2.2 million decrease in our corporate and other division. Of the $7.5 million increase in our hospital division’s other operating expense, our four new hospitals accounted for $6.0 million and our same facility hospitals accounted for the remaining $1.5 million. This increase in our same facility hospitals’ other operating expense was primarily attributable to the growth in our same facility hospitals’ operations, including Harlingen Medical Center that was newly opened during the first quarter of fiscal 2003, and an overall increase in our insurance costs, including our medical malpractice insurance. These increases in other operating expenses were offset in part by decreases resulting from company-wide cost control initiatives. The $300,000 decrease in our diagnostics division was primarily attributable to the corresponding decrease in net revenue, as previously discussed. The $2.2 million decrease in our corporate and other division’s other operating expense was due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations, as previously discussed. As a percentage of net revenue, other operating expenses decreased to 22.3% for the second quarter of fiscal 2004 from 24.9% for the second quarter of fiscal 2003. This decrease was primarily attributable to higher same facility hospital net revenue and the certain economies of scale achieved on the fixed cost components of our other operating expenses combined with the benefits realized from our company-wide cost control initiatives.

     Pre-opening expenses. Pre-opening expenses decreased 25% to $2.1 million for the second quarter of fiscal 2004 from $2.8 million for the second quarter of fiscal 2003. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. Upon opening Heart Hospital of Lafayette on March 2, 2004, we have completed our hospital expansion plans that commenced three years ago, and we do not currently have any other hospitals under development. Accordingly, we are no longer incurring pre-opening expenses. The amount of pre-opening expenses, if any, we may incur in future periods will depend on the nature, timing and size of our development activities.

     Depreciation. Depreciation increased 11.1% to $11.0 million for the second quarter of fiscal 2004 from $9.9 million for the second quarter of fiscal 2003. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of our four new hospitals, offset in part by a decrease related to equipment that became fully depreciated during fiscal 2003 in certain of our same facility hospitals. We expect depreciation expense to increase for future periods in fiscal 2004 compared to fiscal 2003 due to our new hospitals opened during fiscal 2003 and fiscal 2004.

     Interest expense. Interest expense increased 16.1% to $7.2 million for the second quarter of fiscal 2004 compared to $6.2 million for the second quarter of fiscal 2003. This $1.0 million increase in interest expense was primarily attributable to an approximately $1.4 million increase from our four new hospitals, offset in part by a $400,000 decrease in our same facility hospitals. This decrease in interest expense in our same facility hospitals resulted from a decrease in outstanding debt through scheduled principal payments and prepayment reductions, and slightly lower interest rates on our variable rate debt during the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. In addition, we capitalized approximately $153,000 and $380,000 of interest expense as part of the capitalized construction costs of our hospitals that were under development during the second quarter of fiscal 2004 and 2003, respectively. We expect the total amount of our outstanding indebtedness will increase in future periods as a result of the debt we will primarily incur to complete the financing of additional equipment in our recently opened hospitals. We also expect the total of our outstanding indebtedness will increase for any debt we may incur to finance other growth opportunities that we may pursue as part of our business development efforts in fiscal 2004. Accordingly, we expect our interest expense to increase in future periods consistent with any increases in our indebtedness and changes in market interest rates.

     Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates remained flat at $1.1 million for the second quarter of fiscal 2004 compared to the prior year. The $1.1 million of equity in net earnings of unconsolidated affiliates for this quarter included $442,000 associated with a gain on sale of land by an unconsolidated affiliate of one of our hospitals. Excluding this gain, our equity in earnings of unconsolidated affiliates decreased approximately $359,000. This decrease was attributable to a decline in the operating results of our unconsolidated affiliate hospital primarily due to the reduction in that hospital’s capital cost reimbursement under the Medicare program as the hospital transitioned to the full federal payment methodology following its second full year of operations on October 1, 2003. We have only one hospital in which we hold less than a 50.0% equity interest and which we were required to account for as an equity investment during the second quarter of fiscal 2004 and 2003. We also continue to hold a small number of additional equity investments in our diagnostics division, our corporate and other division, and in one of our hospitals.

     Earnings allocated to minority interests. Earnings allocated to minority interests decreased to a loss allocation of $65,000 for the second quarter of fiscal 2004 from an income allocation of $1.8 million for the second quarter of fiscal 2003. This $1.9 million decrease was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocating such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during the second quarter of fiscal 2004 compared to the same period of fiscal 2003. In general, our earnings allocated to minority interests decreased due to an increase in ramp up losses incurred by our new hospitals which were allocated to our minority partners on a pro rata basis combined with a decrease in earnings of certain of our same facility hospitals which were allocated to our minority partners on a pro rata basis. These reductions to our earnings allocated to minority interests were offset in part by a change from pro rata to disproportionate recognition of losses at one of our new hospitals that continues to ramp up combined with a change from pro rata recognition of losses to disproportionate recognition of earnings at one of our same facility hospitals during the second quarter of fiscal 2004 compared to the prior year. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. As evidenced this fiscal quarter, disproportionate recognition makes our earnings allocated to minority interests highly dependent on our mix of operating results among our individual hospitals and may cause the balance to vary significantly among periods and not remain proportional to our consolidated earnings before minority interest and taxes. During the second quarter of fiscal 2004, the disproportionate recognition of losses allocated to our minority interests had a positive impact of $1.1 million on our reported income before income taxes. During the second quarter of fiscal 2003, the disproportionate recognition of earnings allocated to our minority interests had a negative impact of $1.4 million on our reported income before income taxes.

     We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of March 31, 2004, we had remaining cumulative disproportionate loss allocations of approximately $21.0 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses, depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in disproportionate allocation depending on their results of operations in future periods.

     Income taxes. Income tax expense was $1.6 million for the second quarter of fiscal 2004 compared to $393,000 for the second quarter of fiscal 2003, which represented an effective tax rate of approximately 38% and 40%, respectively. Because we continue to have federal and state net operating loss carryforwards available from prior periods to offset our current tax liability, we have no material current income tax liability.

     Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

     Statement of Operations Data. The following table presents, for the periods indicated, our results of operations in dollars and as a percentage of net revenue:

	Six Months Ended March 31,
			Increase / (Decrease)		% of Net Revenue
	2004	2003	$	%	2004	2003
	(in millions)
Net revenue	$329.9	$256.3	$73.6	28.7%	100.0%	100.0%
Operating expenses:
Personnel expense	103.4	83.2	20.2	24.3%	31.3%	32.5%
Medical supplies expense	89.6	60.6	29.0	47.9%	27.2%	23.6%
Bad debt expense	23.5	10.1	13.4	132.7%	7.1%	3.9%
Other operating expenses	71.5	62.8	8.7	13.9%	21.7%	24.5%
Pre-opening expenses	5.5	5.2	0.3	5.8%	1.7%	2.0%
Depreciation	21.5	19.4	2.1	10.8%	6.5%	7.6%
Amortization	0.6	0.9	(0.3)	(33.3)%	0.2%	0.4%
Loss (gain) on disposal of property, equipment and other assets	—	0.1	(0.1)	(100.0)%	—	0.0%

Total operating expenses	315.6	242.2	73.4	30.3%	95.7%	94.5%

Income from operations	14.3	14.1	0.2	1.4%	4.3%	5.5%
Other income (expenses):
Interest expense	(13.8)	(12.4)	(1.4)	11.3%	(4.2)%	(4.8)%
Interest income	0.4	0.8	(0.4)	(50.0)%	0.1%	0.3%
Other income (expense), net	—	0.1	(0.1)	(100.0)%	—	0.0%
Equity in net earnings of unconsolidated affiliates	1.7	1.8	(0.1)	(5.6)%	0.5%	0.7%

Total other expenses, net	(11.7)	(9.7)	(2.0)	20.6%	(3.5)%	(3.8)%

Income before minority interest and income taxes	2.7	4.3	(1.6)	(37.2)%	0.8%	1.7%
Minority interest share of earnings of consolidated subsidiaries	—	(2.7)	2.7	(100.0)%	—	(1.1)%

Income before income taxes	2.7	1.6	1.1	68.8%	0.8%	0.6%
Income tax expense	(1.0)	(0.7)	(0.3)	42.9%	(0.3)%	(0.3)%

Net income	$1.7	$1.0	$0.7	70.0%	0.5%	0.4%

     The following tables present, for the periods indicated, selected operating data on a consolidated basis and same facility basis.

	Six Months Ended March 31,
	2004	2003	% Change
Selected Operating Data (consolidated):
Number of hospitals	12	9
Licensed beds (a)	704	580
Staffed and available beds (b)	593	464
Admissions (c)	20,436	15,100	35.3%
Adjusted admissions (d)	25,766	18,652	38.1%
Patient days (e)	72,342	55,377	30.6%
Average length of stay (days) (f)	3.54	3.67	(3.5)%
Occupancy (g)	66.7%	65.6%
Inpatient catheterization procedures	10,266	8,192	25.3%
Inpatient surgical procedures	5,078	4,173	21.7%
Hospital Division net revenue	$301,058	$221,501	35.9%

	Six Months Ended March 31,
	2004	2003	% Change
Selected Operating Data (same facility):
Number of hospitals	8	8
Licensed beds (a)	522	522
Staffed and available beds (b)	489	457
Admissions (c)	19,093	15,072	26.7%
Adjusted admissions (d)	23,987	18,611	28.9%
Patient days (e)	68,190	55,312	23.3%
Average length of stay (days) (f)	3.57	3.67	(2.7)%
Occupancy (g)	76.2%	66.5%
Inpatient catheterization procedures	9,403	8,178	15.0%
Inpatient surgical procedures	4,637	4,165	11.3%
Hospital Division net revenue	$269,074	$221,348	21.6%

(a)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(b)	Staffed and available beds represent the weighted average number of beds that are readily available for patient use during the period.

(c)	Admissions represent the number of patients admitted for inpatient treatment.

(d)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(e)	Patient days represent the total number of days of care provided to inpatients.

(f)	Average length of stay (days) represents the average number of days inpatients stay in our hospital.

(g)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

     Net Revenue. Net revenue increased 28.7% to $329.9 million for the six months ended March 31, 2004, the first six months of our fiscal year 2004, from $256.3 million for the six months ended March 31, 2003, the first six months of our fiscal year 2003. Of this $73.6 million increase in net revenue, our hospital division generated a $79.5 million increase and our diagnostics division generated a $700,000 increase, which were offset in part by a $6.6 million decrease in our corporate and other division.

     The $79.5 million increase in hospital division net revenue was attributable to $31.8 million of net revenue growth from our four new hospitals and $47.7 million of growth among our same facility hospitals. On a consolidated basis, hospital admissions increased 35.3% and adjusted admissions increased 38.1% for the first six months of fiscal 2004 compared to the first six months of fiscal 2003. Also on a consolidated basis, inpatient catheterization procedures increased 25.3% and inpatient surgical procedures increased 21.7% for the first six months of fiscal 2004 compared to the first six months of fiscal 2003, while average length of stay decreased 3.5% to 3.54 days for the first six months of fiscal 2004 compared to 3.67 days for the first six months of fiscal 2003.

     The $47.7 million increase in net revenue contributed by our same facility hospitals, along with the increases in admissions of 26.7%, adjusted admissions of 28.9%, inpatient catheterization procedures of 15.0%, and inpatient surgical procedures of 11.3% within our same facility hospitals was largely due to the growth in operations of Harlingen Medical Center, the reopening of Bakersfield Heart Hospital’s emergency department, and the return to use of beds at one of our hospitals that were out of service during part of the prior year period, as previously discussed under our results of operations for the three months ended March 31, 2004. Excluding these three hospitals from our same facility comparison, our admission increased 9.4% and our adjusted admissions increased 10.0% for our other same facility hospitals. Lastly, the increased reimbursement under the Medicare program associated with procedures utilizing drug-eluting stents contributed approximately $2.2 million to the increase in our net revenue during the first six months of fiscal 2004.

     The $700,000 increase in our diagnostics division net revenue was the net result of several key changes in this division. Of the $700,000 increase in net revenue, new diagnostic and therapeutic businesses developed and opened since the second quarter of fiscal 2003 contributed an increase of $1.7 million and our same facility diagnostic services contributed a $1.7 million increase, which were offset in part by a $2.7 million decrease resulting from the dissolution of Gaston Cardiology Services, LLC in November 2003. The $1.7 million increase in our same facility diagnostics net revenue was primarily the net result of growth in the number of procedures performed, including new services added, in one of our joint ventures, offset in part by a decline in the number of procedures performed in our mobile cardiac catheterization laboratories during the first six months of fiscal 2004 compared to the first six months of fiscal 2003.

     The $6.6 million decrease in our corporate and other division net revenue during the first six months of fiscal 2004 compared to the first six months of fiscal 2003 was primarily due to a decrease in our cardiology consulting and management operations attributable to changes associated with our two physician management contracts which reduced management fee revenue under one of the contracts, but more significantly eliminated a substantial amount of our pass-through cost-reimbursement revenue under both contracts, as previously discussed.

     Personnel expense. Personnel expense increased 24.3% to $103.4 million for the first six months of fiscal 2004 from $83.2 million for the first six months of fiscal 2003. This $20.2 million increase in personnel expense was primarily due to a $22.7 million increase generated by our hospital division, offset in part by a $2.4 million decrease in our corporate and other division. Of the $22.7 million increase in hospital division personnel expense, our four new hospitals accounted for $13.1 million and our same facility hospitals accounted for the remaining $9.6 million. This increase in our same facility hospitals’ personnel expense was primarily attributable to the increase in admissions, inpatient catheterization and surgical procedures and net revenue for the first six months of fiscal 2004 compared to the first six months of fiscal 2003, as previously discussed. The $2.4 million decrease in our corporate and other division’s personnel expense was due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations, as previously discussed. As a percentage of net revenue, personnel expense decreased to 31.3% for the first six months of fiscal 2004 from 32.5% for the first six months of fiscal 2003. This decrease was primarily attributable to higher same facility hospital net revenue and the continued ramp up of Harlingen Medical Center and Louisiana Heart Hospital, offset in part by the high personnel costs relative to net revenue associated with the ramp up of The Heart Hospital of Milwaukee and Heart Hospital of Lafayette. On an adjusted patient day basis, personnel expense for our consolidated hospitals decreased by 1.9% to $1,065 per adjusted patient day for the first six months of fiscal 2004 from $1,086 per adjusted patient day for the first six months of fiscal 2003. Personnel expense on an adjusted patient day basis for our same facility hospitals also declined 9.7% to $972 from $1,076 for these same comparable periods, which we believe is the result of our concentration on staffing levels, and recruiting and retention of nurses in our hospitals.

     Medical supplies expense. Medical supplies expense increased 47.9% to $89.6 million for the first six months of fiscal 2004 from $60.6 million for the first six months of fiscal 2003. This $29.0 million increase in medical supplies expense was due to a $26.9 million increase in our hospital division and a $2.1 million increase in our diagnostics division. Of the $26.9 million increase in our hospital division’s medical supplies expense, our four new hospitals accounted for $9.1 million and our same facility hospitals accounted for the remaining $17.8 million. This increase in our same facility hospitals’ medical supplies expense was attributable to the increases in catheterization and surgical procedures performed during the first six months of fiscal 2004 compared to the first six months of fiscal 2003, combined with the increased number of surgical procedures that use high-cost medical devices and supplies and the introduction of drug eluting stents. The $2.1 million increase in diagnostics division medical supplies expense was primarily attributable to the net revenue growth in its operations and the increased costs associated with drug-eluting stents during the first six months of fiscal 2004 compared to the first six months of fiscal 2003. As a percentage of net revenue, medical supplies expense increased to 27.2% for the first six months of fiscal 2004 from 23.6% for the first six months of fiscal 2003.

     Bad debt expense. Bad debt expense increased 132.7% to $23.5 million for the first six months of fiscal 2004 from $10.1 million for the first six months of fiscal 2003. This $13.4 million increase in bad debt expense was primarily incurred by our same facilities hospitals, which accounted for $11.8 million of the increase. Our four new hospitals accounted for the remaining $1.6 million increase for the first six months of fiscal 2004 compared to the first six months of fiscal 2003. The $11.8 million increase in our same facility hospitals’ bad debt expense was primarily attributable to growth in net revenue, as previously discussed, and an increase in the number of self-pay patients in several of our markets this fiscal year, including the impact of the continued ramp up of Harlingen Medical Center which operates in a market with a historically higher percentage of self-pay patients than our other hospitals. As a percentage of net revenue, bad debt expense increased to 7.1% for the first six months of fiscal 2004 from 3.9% for the first six months of fiscal 2003.

     Other operating expenses. Other operating expenses increased 13.9% to $71.5 million for the first six months of fiscal 2004 from $62.8 million for the first six months of fiscal 2003. This $8.7 million increase in other operating expense was primarily due to a $13.6 million increase generated by our hospital division, offset in part by a $400,000 decrease in our diagnostics division and a $4.5 million decrease in our corporate and other division. Of the $13.6 million increase in hospital division other operating expense, our four new hospitals accounted for $9.4 million and our same facility hospitals accounted for the remaining $4.2 million. This increase in our same facility hospitals’ other operating expense was primarily attributable to the growth in our same facility hospitals’ operations, including Harlingen Medical Center and Louisiana Heart Hospital which were newly opened during the first six months of fiscal 2003, and an overall increase in our insurance costs, including our medical malpractice insurance. These increases in other operating expenses were offset in part by decreases resulting from company-wide cost control initiatives. The $400,000 decrease in our diagnostics division was primarily attributable to reduced operating costs resulting from the dissolution of Gaston Cardiology Services, LLC and the decline in our mobile cardiac catheterization laboratory operation, combined with company-wide cost control initiatives. The $4.5 million decrease in our corporate and other division’s other operating expense was primarily due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations, as previously discussed. As a percentage of net revenue, other operating expenses decreased to 21.7% for the first six months of fiscal 2004 from 24.5% for the first six months of fiscal 2003. This decrease was primarily attributable to higher same facility hospital net revenue and the certain economies of scale achieved on the fixed cost components of our other operating expenses combined with the benefits realized from our company-wide cost control initiatives.

     Pre-opening expenses. Pre-opening expenses increased 5.8% to $5.5 million for the first six months of fiscal 2004 from $5.2 million for the first six months of fiscal 2003.

     Depreciation. Depreciation increased 10.8% to $21.5 million for the first six months of fiscal 2004 from $19.4 million for the first six months of fiscal 2003. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of our four new hospitals, offset in part by a decrease related to equipment that became fully depreciated during fiscal 2003 in certain of our same facility hospitals.

     Interest expense. Interest expense increased 11.3% to $13.8 million for the first six months of fiscal 2004 compared to $12.4 million for the first six months of fiscal 2003. This $1.4 million increase in interest expense was primarily attributable to an approximately $2.2 million increase from our four new hospitals, offset in part by an $800,000 decrease in our same facility hospitals. This decrease in interest expense in our same facility hospitals resulted from a decrease in outstanding debt through scheduled principal payments and prepayment reductions, and slightly lower interest rates on our variable rate debt during the first six months of fiscal 2004 compared to the first six months of fiscal 2003. In addition, we capitalized approximately $616,000 and $694,000 of interest expense as part of the capitalized construction costs of our hospitals that were under development during the first six months of fiscal 2004 and 2003, respectively. We expect the total amount of our outstanding indebtedness will increase in future periods as a result of the debt we will incur to complete the financing of additional equipment in our recently opened hospitals.

     Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates remained flat at $1.7 million for the first six months of fiscal 2004 compared to $1.8 million for the first six months of fiscal 2003. The $1.7 million of equity in net earnings of unconsolidated affiliates for the fiscal 2004 period included $442,000 associated with a gain on sale of land by an unconsolidated affiliate of one of our hospitals. Excluding this gain, our equity in earnings of unconsolidated affiliates decreased approximately $534,000. This decrease was attributable to a decline in the operating results of our unconsolidated affiliate hospital primarily due to the reduction in that hospital’s capital cost reimbursement under the Medicare program as the hospital transitioned to the full federal payment methodology following its second full year of operations on October 1, 2003.

     Earnings allocated to minority interests. Earnings allocated to minority interests decreased to a loss allocation of $31,000 for the first six months of fiscal 2004 from an income allocation of $2.7 million for the first six months of fiscal 2003. This decrease was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocation of such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during the first six months of fiscal 2004 compared to the same period of fiscal 2003. In general, our earnings allocated to minority interests decreased due to an increase in ramp up losses incurred by our new hospitals which were allocated to our minority partners on a pro rata basis combined with a decrease in earnings of certain of our same facility hospitals which were allocated to our minority partners on a pro rata basis. These reductions to our earnings allocated to minority interests were offset in part by a change from pro rata to disproportionate recognition of losses at one of our new hospitals that continues to ramp up combined with a change from pro rata recognition of losses to disproportionate recognition of earnings at one of our same facility hospitals during the first six months of fiscal 2004 compared to the prior year. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see "Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. As evidenced this fiscal period, disproportionate recognition makes our earnings allocated to minority interests highly dependent on our mix of operating results among our individual hospitals and may cause the balance to vary significantly among periods and not remain proportional to our consolidated earnings before minority interest and taxes. During the first six months of fiscal 2004, the disproportionate recognition of losses allocated to our minority interests had a positive impact of $312,000 on our reported income before income taxes. During the first six months of fiscal 2003, the disproportionate recognition of earnings allocated to our minority interests had a negative impact of $2.3 million on our reported income before income taxes.

     Income taxes. Income tax expense was $1.0 million for the first six months of fiscal 2004 compared to $652,000 for the first six months of fiscal 2003, which represented an effective tax rate of approximately 37% and 40%, respectively. Our effective tax rate for the first six months of fiscal 2004 is estimated based on projected earnings for the full fiscal year and may change in future interim periods if actual results are materially different from current expectations. Because we continue to have federal and state net operating loss carryforwards available from prior periods to offset our current tax liability, we have no material current income tax liability.

Liquidity and Capital Resources

     Working Capital and Cash Flow Activities. Our consolidated working capital was $56.3 million at March 31, 2004 and $63.9 million at September 30, 2003. The decrease of $7.6 million in working capital resulted primarily from a decrease in cash and cash equivalents combined with increases in accounts payable, accrued compensation and benefits, accrued construction and developments costs, other accrued liabilities and current portion of long-term debt, offset in part by increases in accounts receivable, net, and medical supplies and a decrease in accrued property taxes.

     The decrease in cash and cash equivalents primarily resulted from repayments of long-term debt and obligations under capital leases, distributions to minority partners at three of our hospitals and six of our diagnostic facilities and capital expenditures during the first six months of fiscal 2004. Our repayments of long-term debt included a principal prepayment related to amended loan terms of the mortgage debt at one of our hospitals of $11.4 million, which had been classified as a current obligation at September 30, 2003. Our capital expenditures during the first six months principally related to our four new hospitals, Louisiana Heart Hospital, The Heart Hospital of Milwaukee, Texsan Heart Hospital, Heart Hospital of Lafayette and software licenses and development cost related to information systems for our hospitals. These decreases to cash and cash equivalents were partially offset by cash flows provided by operations, dividends received from unconsolidated affiliates and net proceeds from borrowings to fund the capital expenditures for our four new hospitals.

     As discussed under the above caption “Results of Operations – General – Medicare Reimbursement Changes,” our cash and cash equivalents at March 31, 2004 includes approximately $7.6 million that we have received in outlier payments from one of our Medicare intermediaries that we expect to repay to the Medicare program upon final settlement of cost reports for the periods in question. Of this $7.6 million, $5.7 million was received during the first six months of fiscal 2004. We have reflected this $7.6 million as a reduction to our accounts receivable, net at March 31, 2004, consistent with our other estimated reimbursement settlements, and have not recognized the receipt of these outlier payments as net revenue in any affected period. However, net cash provided by operating activities during the first six months of fiscal 2004 was positively impacted by the $5.7 million for the payments received during that period. The Medicare fiscal intermediary notified us in April 2004 that it would begin to pay us at rates consistent with the new calculation formula effective May 1, 2004 for our Medicare cost report year ending September 30, 2004. Accordingly, these payments will increase our cash and cash equivalents balance and cash provided by operating activities through April 30, 2004, but will not be included in net revenue. Conversely, our cash and cash equivalents and our cash flows from operations will decrease in the future period in which we may be required to repay the amounts upon filing our Medicare cost reports.

     The increase in accounts payable was primarily due to the timing of our payment cycle at several of our same facility hospitals and in our diagnostics division, which resulted in an increase in unpaid vendor invoices as of March 31, 2004 compared to September 30, 2003, and an increase in activity at Texsan Heart Hospital and Heart Hospital of Lafayette related to their opening during the second quarter of fiscal 2004. The increase in accrued compensation and benefits was primarily due to the timing of our payroll cycles at several of our same facility hospitals, which resulted in an increase in the number of payroll days accrued as of March 31, 2004 compared to the number of payroll days accrued as of September 30, 2003, an increase in deferred compensation under nurse retention arrangements at one of our same facility hospitals and increases in staffing related to the ramp up of Harlingen Medical Center and our four new hospitals. The increase in accrued construction and development costs resulted from increased receipts of equipment not yet financed with borrowings under equipment notes payable at March 31, 2004 at Texsan Heart Hospital and Heart Hospital of Lafayette. This increase in accrued construction and development costs was offset in part by the financing of equipment purchases that were accrued at September 30, 2003 with borrowings under equipment notes payable during the first six months of fiscal 2004 at Louisiana Heart Hospital and The Heart Hospital of Milwaukee. The increase in other accrued liabilities was primarily due to an accrual for software licenses and an increase in activity at Texsan Heart Hospital and Heart Hospital of Lafayette. The increase in current portion of long-term debt during the first six months of fiscal 2004 was primarily due to reclassifying Tucson Heart Hospital’s real estate mortgage loan, which is due in November 2004, and Dayton Heart Hospital’s equipment loan due to a covenant violation to current portion of long-term debt, offset in part by the principal prepayment of mortgage debt at Bakersfield Heart Hospital, as previously discussed.

     The increase in accounts receivable, net, was primarily attributable to the growth in our net revenue during the second quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003, including the ramp up of our four new hospitals, and the growth in our same facility hospitals. These increases in accounts receivable, net, were offset by improved cash collections within our hospital division during the second quarter of fiscal 2004 and estimated third-party payor reimbursement settlements accrued during the first six months of fiscal 2004, including the outlier payments as previously discussed. The increase in medical supplies was primarily due to increases at Harlingen Medical Center and the ramp up of our four new hospitals. The decrease in accrued property taxes was primarily due to the timing of property tax payments at two of our hospitals, which resulted in a decrease in the number of months accrued for property taxes as of March 31, 2004 compared to the number of months accrued for property taxes as of September 30, 2003.

     A significant portion of our change in working capital was due to the opening and subsequent operating activities of our four new hospitals, Louisiana Heart Hospital, The Milwaukee Heart Hospital, Texsan Heart Hospital and Heart Hospital of Lafayette and the continued ramp-up of Harlingen Medical Center. Consistent with the trend from September 30, 2003 to March 31, 2004, we expect our working capital to fluctuate as our new hospitals progress through the ramp-up period. As each new hospital neared its opening, working capital decreased as accounts payable and accrued liabilities increased; conversely, subsequent to the opening of each new hospital, working capital increased and continues to increase primarily as a result of increases in accounts receivable, net, from operating activities.

     Our operating activities provided net cash of $13.4 million for the first six months of fiscal 2004 compared to net cash provided of $15.8 million for the first six months of fiscal 2003. The $13.4 million net cash provided by operating activities for the first six months of fiscal 2004 was the result of cash flow provided by our operations offset in part by the net changes in our working capital as discussed above. The $15.8 million of net cash provided by operating activities for the first six months of fiscal 2003 was primarily the result of cash flow provided by our operations combined with increases in accounts payable and other accrued liabilities offset in part by increases in accounts receivable, net, medical supplies and prepaid expenses and other current assets.

     Our investing activities used net cash of $41.2 million for the first six months of fiscal 2004 compared to net cash used of $48.8 million for the first six months of fiscal 2003. The $41.2 million of net cash used by investing activities in the first six months of fiscal 2004 was primarily due to our capital expenditures during the period, offset in part by dividends received from our unconsolidated affiliates and proceeds from the sale of property and equipment. The $48.8 million of net cash used by investing activities for the first six months of fiscal 2003 was also primarily due to our capital expenditures, related mostly to our hospitals under development, and partially offset by a net decrease in investments in and advances to our unconsolidated affiliate hospital. Although we have completed our hospital expansion plans that commenced three years ago, and we do not currently have any other hospitals under development, we expect to continue to use cash in investing activities in future periods. The amount will depend largely on the type and size of strategic investments we make in future periods. See “Overview – Our Strategy” and “Overview – Our Strengths.”

     Our financing activities provided net cash of $16.1 million for the first six months of fiscal 2004 compared to net cash provided of $19.7 million for the first six months of fiscal 2003. The $16.1 million of net cash provided by financing activities for the first six months of fiscal 2004 was primarily the result of proceeds from the issuance of long-term debt, net of loan acquisition costs, of $61.6 million, offset in part by repayments of long-term debt and capital lease obligations of $39.7 million and distributions to, net of investments by, minority partners of $6.2 million. The $19.7 million of net cash provided by financing activities for the first six months of fiscal 2003 was the result of proceeds from the issuance of long-term debt, net of loan acquisition costs of $43.6 million, offset in part by repayments of short-term borrowings, long-term debt and capital lease obligations of $18.5 and distributions to, net of investments by, minority partners of $5.4 million.

     Capital Expenditures. Expenditures for property and equipment for the first six months of fiscal years 2004 and 2003 were $46.0 million and $50.4 million, respectively. These capital expenditures included $38.8 million and $40.5 million for the first six months of fiscal years 2004 and 2003, respectively for our five most recently opened hospitals: Harlingen Medical Center, Louisiana Heart Hospital, The Milwaukee Heart Hospital, Texsan Heart Hospital and Heart Hospital of Lafayette. In addition, we incurred $853,000 and $3.6 million of capital lease obligations during the first six months of fiscal 2004 and the first six months of fiscal 2003, respectively, and we had accrued $11.6 million and $9.3 million, respectively, of capital expenditures primarily related to new hospital development at March 31, 2004 and 2003. We expect our capital expenditures will decrease for fiscal 2004 and future periods compared to fiscal 2003 as we opened our last hospital under development in March 2004. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods. See “Overview – Our Strategy” and “Overview – Our Strengths.”

     Obligations, Commitments and Availability of Financing. At March 31, 2004, we had $383.6 million of outstanding debt, $55.6 million of which was classified as current. Of the $383.6 million of outstanding debt, $375.0 million was outstanding to lenders to our hospitals and included $6.1 million outstanding under capital leases. The remaining $8.6 million of debt was outstanding to lenders to our diagnostic services and corporate and other divisions under capital leases and other miscellaneous indebtedness, primarily equipment notes payable. No amounts were outstanding under our $100.0 million revolving credit facility at March 31, 2004. At the same date, however, we had letters of credit outstanding of $9.5 million, which reduced our availability under this facility to $90.5 million, subject to limitations on our total indebtedness as stipulated under other debt agreements.

     In addition to the $383.6 million of outstanding debt at March 31, 2004, we had $5.0 million of a working capital note due to a community hospital investor partner at one of our hospitals that will be repaid as funds are available and is included in other long-term obligations.

     Our master credit facility provides a total of $145.0 million of available debt to finance our hospital development program. As of March 31, 2004, $130.3 million of the initial $145.0 million had been designated, of which $123.8 million was outstanding to finance the development of Harlingen Medical Center, Louisiana Heart Hospital, Texsan Heart Hospital, The Heart Hospital of Milwaukee and Heart Hospital of Lafayette. The remaining $14.7 million of undesignated borrowings remains available to finance other hospital projects that we may begin in future periods. However, the Company may elect to terminate part or all of these undesignated funds if it deems that its future hospital development activity is unlikely to result in a need for the funds.

     In addition to the master credit facility described above, The Heart Hospital of Milwaukee, Texsan Heart Hospital and Heart Hospital of Lafayette have $15.0 million, $20.0 million and $12.0 million, respectively, of debt commitments to finance the purchases of equipment. As of March 31, 2004, The Heart Hospital of Milwaukee had borrowed $12.3 million of the $15.0 million available, Texsan Heart Hospital had borrowed $10.1 million of the $20.0 million available, and Heart Hospital of Lafayette had no borrowings outstanding under its commitment.

     As of March 31, 2004, Louisiana Heart Hospital, The Heart Hospital of Milwaukee, Texsan Heart Hospital and Heart Hospital of Lafayette were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below (in millions):

	Amount	Amount	Amount
	Committed	Paid	Accrued
Louisiana Heart Hospital	$22.4	$22.2	$0.2
Texsan Heart Hospital	29.6	29.1	0.3
The Heart Hospital of Milwaukee	15.9	15.9	—
Heart Hospital of Lafayette	13.6	12.7	0.9

     In addition to the debt described above and our cash obligations under operating leases, we anticipate incurring additional long-term debt of between $25.0 million and $30.0 million during the next three to six months. We expect $3.5 million of this will be mortgage debt, all of which is available from designated, but unused, commitments and remaining undesignated borrowing available under the master credit facility as of March 31, 2004. We expect approximately $24.6 million of additional long-term debt will be equipment debt primarily financed through a combination of notes payable and capital leases provided by lenders affiliated with the equipment vendors.

     At March 31, 2004, we were in violation of a certain financial ratio related to an equipment loan at Arizona Heart Hospital. This hospital was also not in compliance with this ratio at December 31, 2003. The equipment lender at Arizona Heart Hospital has not granted a waiver for the breach and the total obligation of approximately $3.5 million is recorded as current portion of long-term debt in our consolidated balance sheet as of March 31, 2004. In addition, we were in violation of a guarantor financial ratio covenant related to the equipment loan at Dayton Heart Hospital. Although the equipment lender at Dayton Heart Hospital has granted a waiver for the breach at March 31, 2004, we anticipate that it will require an amendment of the loan terms in order to meet compliance with the guarantor financial ratio covenant over the next 12 months. We are seeking an amendment to the loan terms from the equipment lender, but have not yet obtained such amendment. Accordingly, we have classified the total obligation of approximately $4.2 million to current portion of long-term debt in our consolidated balance sheet at March 31, 2004. Except as noted above, we were in compliance with all other covenants in the instruments governing our outstanding debt at March 31, 2004.

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

     We also guarantee approximately 50% of the real estate and 30% of the equipment debt of Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at March 31, 2004, and therefore do not consolidate the hospital’s results of operation and financial position. We provide such guarantee in exchange for a fee from the hospital. At March 31, 2004, Heart Hospital of South Dakota was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $27.5 million and $9.9 million, respectively, at March 31, 2004. Accordingly, the real estate debt and the equipment debt guaranteed by us was approximately $13.7 million and $3.0 million, respectively, at March 31, 2004.

     We believe that internally generated cash flows and available borrowings under our revolving credit facility of $90.5 million, subject to limitations on our total indebtedness as stipulated under other agreements, together with the remaining net proceeds of our initial public offering of $49.9 million, borrowings available under the master credit facility not yet designated for a development hospital of $14.7 million, borrowings available under equipment debt commitments of $24.6 million, and other long-term debt and capital leases we expect to incur will be sufficient to finance our development program, other capital expenditures and our working capital requirements for the next 12 to 18 months. While we believe the aforementioned capital resources are sufficient to fund our capital expenditures and working capital requirements for the specified period, we periodically may evaluate and pursue other financing alternatives, including amending or replacing our bank debt or issuing additional equity or debt securities, to supplement or replace our current sources of capital.

     Intercompany Financing Arrangements. We use intercompany financing arrangements to provide cash support to individual hospitals for their working capital needs, including the needs of our new hospitals during the ramp-up period and any periodic or on-going needs of our hospitals. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinated to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of the borrowing hospital’s accounts receivable. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of March 31, 2004 and September 30, 2003, we held $117.7 million and $88.0 million, respectively, of intercompany notes, net of advances from our hospitals. The increase of approximately $29.7 million was primarily attributable to the funding of working capital at our new hospitals. The aggregate amount of these intercompany loans and cash advances outstanding fluctuates from time to time depending upon our hospitals’ needs for capital resources.

Forward-Looking Statements

     Some of the statements and matters discussed in our Annual Report on Form 10-K for the year ended September 30, 2003, in this report and in exhibits to these reports constitute forward-looking statements. Words such as expects, anticipates, approximates, believes, estimates, intends and hopes and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report and its exhibits include, among others, statements about the following:

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

     Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors filed as Exhibit 99.1 to this report, before making an investment decision with respect to our common stock. A copy of this quarterly report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.

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

     As required by their mortgage loans, three of our consolidated hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. Both the new mortgage loans and the fixed interest rate swaps mature in July 2006. At March 31, 2004, the average variable rate on the new mortgage loans was 3.83%. The fair value of the interest rate swaps at March 31, 2004 was an obligation of approximately $2.1 million, resulting in an unrealized loss, net of income taxes, of $97,000 for the three months ended March 31, 2004 and an unrealized gain, net of income taxes, of $149,000 for the six months ended March 31, 2004. These unrealized amounts are included in comprehensive income in our consolidated statement of stockholders’ equity in accordance with accounting principles generally accepted in the United States of America.

     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at March 31, 2004 included approximately $216.1 million of variable rate debt at an approximate average interest rate of 4.67%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1,032,000 for the six months ended March 31, 2004.

Item 4. Controls and Procedures

     The president and chief executive officer and the executive vice president and chief financial officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report , that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the president and chief executive officer and executive vice president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     No change in the Company’s internal control over financial reporting was made during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In October 2003, we made a written demand of our former chief executive officer, David Crane, to exercise options to purchase 175,000 shares of our common stock at a price of $19 per share which we believe Mr. Crane was obligated to do upon the termination of his employment in accordance with the terms of a contract to purchase stock Mr. Crane entered into with the Company in 2001. Mr. Crane does not believe the contract is enforceable and has refused to exercise the options in question. We filed a lawsuit against Mr. Crane on March 11, 2004 in the Superior Court of Mecklenburg County, North Carolina seeking damages for the breach of contract and a declaratory judgment that his obligation to exercise the options under the contract is enforceable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On July 27, 2001, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. We expect to use the remaining approximate $49.9 million of proceeds from the offering to fund development activities, working capital requirements and other corporate purposes. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the allocation of the net proceeds from the offering. Pending this application, we will continue to invest the net proceeds of the offering in cash and cash-equivalents, such as money market funds or short-term interest bearing, investment-grade securities.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s annual meeting of stockholders was held on March 2, 2004. The stockholders elected all of the nominees for Class III Director. The stockholders also ratified the selection of Deloitte & Touche LLP as independent accountants for the fiscal year ending September 30, 2004. The votes cast on these proposals were as follows:

1. Election of Class III Directors:

	For	Withheld
Adam H. Clammer	17,072,235	9,463
Edward A. Gilhuly	17,072,235	9,463
Paul B. Queally	17,072,235	9,463

2. Ratification of selection of Deloitte & Touche LLP as independent auditors for fiscal year ending September 30, 2004:

For:	17,068,865
Against:	5,270
Abstain:	7,573

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit
No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors

(b)      Reports on Form 8-K

     The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.

•	Current Report on Form 8-K filed on February 5, 2004 announcing the filing of the earnings release for the fiscal quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION

Dated: May 17, 2004	By:	/s/ JOHN T. CASEY

John T. Casey
President, Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ JAMES E. HARRIS

James E. Harris
Executive Vice President and Chief Financial
Officer
(principal financial officer)

	By:	/s/ DAVID W. PERRY

David W. Perry
Vice President and Chief Accounting Officer
(principal accounting officer)