Form 10-K/A
period 2003-09-30
MEDCATH CORP
filed 2004-06-18
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment
No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s proxy statement for its annual meeting of stockholders held on March 2, 2004 are incorporated by reference into Part III of this Report.

MEDCATH CORPORATION

FORM 10-K/A

TABLE OF CONTENTS

		Page

PART II
Item 6.	Selected Financial Data	1
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 8.	Financial Statements and Supplementary Data	30
PART III
Item 10.	Directors and Executive Officers of the Registrant	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management	63
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	63
Signature		69

i

EXPLANATORY NOTE

      This Amendment No. 1 to MedCath Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission on December 22, 2003 is filed to reflect minor technical modifications to Part II, Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” as follows:

•	in Item 6 “SELECTED FIVE-YEAR FINANCIAL DATA”, the line items “INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE, BASIC” and “INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE, DILUTED” has been deleted from “CONSOLIDATED STATEMENT OF OPERATIONS DATA” in the table and “AVERAGE LENGTH OF STAY” for fiscal year 2001 of 3.90 has been changed to 3.94;

•	in Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – REVENUES SOURCES, TRENDS AND UNCERTAINTIES – REVENUE TRENDS AND UNCERTAINTIES” in the sixth paragraph the phrase “we estimate the cumulative negative impact for fiscal years 2004 through 2009” has been changed to “we estimate the cumulative negative impact for fiscal years 2005 through 2009”;

•	in Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CRITICAL ACCOUNTING POLICIES – GENERAL LIABILITY AND PROFESSIONAL LIABILITY RISK” the phrase “From June 1, 2002 through May 31, 2003” has been changed to “From June 1, 2002 through June 7, 2003” and the phrase “Effective June 1, 2003,” has been changed to “Effective June 8, 2003,”;

•	in Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CRITICAL ACCOUNTING POLICIES – EARNINGS ALLOCATED TO MINORITY INTEREST” the phrases “our reported earnings allocated to minority interests of $5.5 million, $10.5 million, $14.2 million, respectively, would have been $512,000, $12.5 million and $16.7 million had we not recognized disproportionate allocations as described above. Therefore, for the fiscal years 2003, 2002 and 2001, our reported income (loss) before income taxes of $(60.0) million, $27.3 million and $1.4 million, respectively, would have been $(55.0) million, $25.3 million and $(1.1) million.)” have been changed to “disproportionate recognition of earnings (losses) in our hospitals had a positive (negative) impact of $(5.0) million, $2.0 million and $2.5 million, respectively, on our reported income (loss) before taxes.”;

•	in Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – FISCAL YEAR 2003 COMPARED TO FISCAL 2002” under earnings allocated to minority interest the phrases “our reported earnings allocated to minority interests of $5.5 million would have been an earnings allocation of $512,000 had we not recognized disproportionate allocations at our hospitals. Therefore, our reported loss before income taxes of $60.0 million would have been a loss of $55.0 million.” have been changed to “disproportionate recognition of losses in our hospitals had a negative impact of $5.0 million on our reported loss before income taxes. During fiscal 2002, disproportionate recognition of earnings in our hospitals had a positive impact of $2.0 million on our reported income from operations.”;

•	in Item 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – FOOTNOTE 10. LIABILITY INSURANCE COVERAGE” the phrase “From June 1, 2002 through May 31, 2003” has been changed to “From June 1, 2002 through June 7, 2003” and the phrase “Effective June 1, 2003,” has been changed to “Effective June 8, 2003,”; and

•	in Item 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – FOOTNOTE 14. STOCK OPTION PLANS” a table that was omitted has been included in the footnote disclosure.

Although Part II, Items 6, 7 and 8 are included in their entirety, this Amendment No. 1 does not amend any other part of Items 6, 7 and 8. Part III, Items 10, 11 and 12 are included in this amendment to modify heading references to the registrant’s 2004 Proxy Statement.

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

      The following table sets forth our selected consolidated financial data as of and for the years ended September 30, 2003, 2002, 2001, 2000, and 1999.

	Year Ended September 30,

	2003	2002	2001	2000	1999

Consolidated Statement of Operations Data:
Net revenue	$542,986	$477,637	$377,007	$332,337	$255,756
Income (loss) from operations	$(33,740)	$55,784	$40,848	$18,543	$(9,865)
Net income (loss)	$(60,306)	$24,351	$1,051	$(13,635)	$(39,930)
Earnings (loss) per share, basic	$(3.35)	$1.35	$0.08	$(1.15)	$(3.37)
Earnings (loss) per share, diluted	$(3.35)	$1.34	$0.08	$(1.15)	$(3.37)
Weighted average number of shares, basic(a)	17,989	18,012	13,007	11,837	11,836
Weighted average number of shares, diluted(a)	17,989	18,117	13,107	11,837	11,836
Cash Flow and Other Data:
Net cash provided by operating activities	$42,588	$69,692	$44,836	$16,626	$9,988
Net cash provided by (used in) investing activities	$(112,091)	$(90,751)	$11,222	$(13,163)	$(57,571)
Net cash provided by (used in) financing activities	$44,934	$25,470	$50,678	$(24,274)	$50,430
Adjusted EBITDA(b)	$66,928	$92,380	$66,740	$55,142	$32,944
Adjusted EBITDA, before pre-opening expenses(b)	$77,023	$100,719	$68,230	$55,691	$39,591
Selected Operating Data (consolidated):
Number of hospitals(c)	9	7	6	6	4
Licensed beds(d)	580	410	355	355	261
Staffed and available beds(e)	493	404	355	355	261
Admissions(f)	32,998	28,535	23,474	20,511	14,054
Adjusted admissions(g)	41,213	34,683	28,408	25,213	16,512
Patient days(h)	117,615	106,118	92,588	85,239	62,765
Average length of stay(i)	3.56	3.72	3.94	4.20	4.50
Occupancy(j)	65.4%	72.0%	71.5%	65.8%	65.9%
Inpatient catheterization procedures	17,537	15,839	11,950	10,821	7,687
Inpatient surgical procedures	8,750	7,288	6,577	6,354	4,657

	September 30,

	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,199	$118,768	$114,357	$7,621	$28,432
Working capital	$63,918	$97,825	$114,891	$13,895	$35,435
Total assets	$749,297	$741,041	$606,619	$485,667	$472,285
Long-term debt and capital leases, excluding current maturities	$311,698	$271,456	$210,747	$248,101	$235,698
Other long-term obligations	$7,164	$5,818	$3,643	$151	$3,295

	Year Ended September 30,

	2003	2002	2001	2000	1999

Reconciliation of Non-GAAP Financial Measures
Net income (loss)	$(60,306)	$24,351	$1,051	$(13,635)	$(39,930)
Add:
Income tax expense (benefit)	305	2,920	317	(24)	(1,338)
Minority interest share of earnings of consolidated subsidiaries	5,524	10,451	14,160	3,305	6,322
Equity in net (earnings) losses of unconsolidated affiliates	(3,541)	(3,007)	2,119	2,011	5,640
Other income (expense), net	(206)	(190)	327	(301)	(168)
Interest income	(1,373)	(2,337)	(3,521)	(3,428)	(2,533)
Interest expense	25,857	23,596	26,395	30,615	22,142
Impairments of goodwill and long-lived assets	58,865	—	985	—	10,935
Gain on sale of hospital	—	—	(13,461)	—	—
Loss on debt refinancing	—	—	1,560	—	—
Loss (gain) on disposal of property, equipment and other assets	258	(1,047)	162	(69)	1,314
Amortization	1,441	2,367	6,649	6,591	5,289
Depreciation	40,104	35,276	29,997	30,077	25,271

Adjusted EBITDA(b)	$66,928	$92,380	$66,740	$55,142	$32,944
Pre-opening expenses	10,095	8,339	1,490	549	6,647

Adjusted EBITDA, before pre-opening expenses(b)	$77,023	$100,719	$68,230	$55,691	$39,591

(a)	See Note 13 to the consolidated financial statements included elsewhere in this report.

(b)	We use Adjusted EBITDA and Adjusted EBITDA, before pre-opening expenses to measure the performance of our various operating entities, to compare actual results to historical and budgeted results, and to make capital allocations. We provide Adjusted EBITDA to investors to assist them in performing their analysis of our historical operating results. Further, we believe that many of our investors also invest in or have knowledge of, other healthcare companies that use Adjusted EBITDA as a financial performance measure. Because Adjusted EBITDA is a non-GAAP measure, Adjusted EBITDA, as defined above, and Adjusted EBITDA, before pre-opening expenses, as defined above, may not be comparable to other similarly titled measures of other companies. We provide Adjusted EBITDA, before pre-opening expenses to investors to provide a financial measure of our operations that excludes the effect of the hospitals under development during the reporting period. Included in the tables above is a schedule that reconciles Adjusted EBITDA and Adjusted EBITDA, before pre-opening expenses to our net income (loss).

(c)	Selected operating data includes consolidated hospitals in operation as of the end of period but does not include hospitals, which were accounted for using the equity method in our consolidated financial statements.

(d)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(e)	Staffed and available beds represent the weighted average number of beds that are readily available for patient use during the period.

(f)	Admissions represent the number of patients admitted for inpatient treatment.

(g)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(h)	Patient days represent the total number of days of care provided to inpatients.

(i)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(j)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      In regards to the prospective component, the fiscal intermediary began making payments for capital cost reimbursement under the new methodology for all claims submitted after August 11, 2003. The impact of this change for fiscal 2003 was a $1.2 million reduction in our net revenue. In addition, we estimate the impact of this change in reimbursement will be approximately $7.2 million in fiscal 2004. The impact will diminish rapidly in future years, based on how reimbursement is calculated, and we estimate that the cumulative negative impact for fiscal years 2005 through 2009 will be from $15.0 million to $16.0 million. While this prospective treatment is subject to our administrative challenges and negotiations with CMS, we have not recognized a contingent receivable for the decrease in the prospective reimbursement from August 11, 2003 through September 30, 2003. This accounting treatment is in accordance with SFAS No. 5, which does not permit contingent gains to be recorded until such amounts are realized. If we ultimately recover all, or some portion, of the decrease in prospective reimbursement, the amount will be recognized in the future period in which the settlement occurs.

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

      General and Professional Liability Risk. On June 1, 2002, our three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis, expired and we entered into a new partially self-insured coverage program. At that time, we purchased a tail insurance policy to provide first-dollar coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy. We recognized the full cost of the tail insurance policy as an operating expense in the third quarter of fiscal 2002 as required by generally accepted accounting principles in the United States. From June 1, 2002 through June 7, 2003, we were partially self-insured under a claims-made policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. Effective June 8, 2003, we entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to $5.0 million of retained liability per claim for the first two claims reported during the policy year at one of our hospitals. Because of our self-insured retention levels, we are required to recognize an estimated expense/liability for the amount of our retained liability applicable to each malpractice claim. As of September 30, 2003, the total estimated liability for our self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $3.7 million, which is included in current liabilities in our consolidated balance sheet. We maintain this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on our historical experience with claims and assumptions about future events.

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

      Earnings Allocated to Minority Interests. Earnings allocated to minority interests represent the allocation of profits and losses to minority owners in our consolidated subsidiaries. With respect to our consolidated hospitals, each hospital’s profits and losses are generally allocated for accounting purposes to us and our minority partners on a pro rata basis in accordance with the respective ownership percentages. However, if the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of our partners, then we are required, due to the respective at risk capital positions, by accounting principles generally accepted in the United States to recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all owners on a pro rata basis. In such cases, we will then recognize a disproportionate share of the hospital’s future profits to the extent we have previously recognized a disproportionate share of the hospital’s losses. The determination of at-risk capital position is based on the specific terms of each hospital’s operating agreement, including each partner’s contributed capital, obligation to provide working capital loans, to contribute additional capital, or to guarantee the outstanding obligations of the hospital. During each of our fiscal years 2003, 2002 and 2001, disproportionate recognition of earnings (losses) in our hospitals had a positive (negative) impact of $(5.0) million, $2.0 million, and $2.5 million, respectively, on our reported income (loss) before income taxes.

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

      Earnings allocated to minority interests decreased $5.0 million, or 47.6%, to $5.5 million for fiscal 2003 from $10.5 million for fiscal 2002. Excluding the effect of the $3.0 million allocated to minority interests during fiscal 2002 resulting from the Sun City settlement, earnings allocated to minority interests decreased $2.0 million for fiscal 2003 compared to fiscal 2002. This $2.0 million decrease was primarily due to the losses allocated to minority interest in Harlingen Medical Center and Louisiana Heart Hospital, losses allocated in our hospitals under development resulting from the increase in pre-opening expenses at those hospitals, and a decline in the operating results of one of our same facility hospitals during fiscal 2003 compared to fiscal 2002. These decreases to minority interest were offset in part by an increase in minority interest in the earnings of one of our hospitals in which we recognized a disproportionate share of the profits during fiscal 2002 compared to our pro rata share during fiscal 2003. During fiscal 2003, disproportionate recognition of losses in our hospitals had a negative impact of $5.0 million on our reported loss before income taxes. During fiscal 2002, disproportionate recognition of earnings in our hospitals had a positive impact of $2.0 million on our reported income from operations. See additional discussion of disproportionate allocations under the caption above “Critical Accounting Policies — Earnings Allocated to Minority Interests”.

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

      On June 1, 2002, the Company’s three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis expired, and the Company entered into a new partially self-insured coverage program. At that time, the Company purchased a tail insurance policy to provide first-dollar coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy. The Company recognized the full cost of the tail insurance policy as an operating expense in the third quarter of fiscal 2002 as required by generally accepted accounting principles in the United States. From June 1, 2002 through June 7, 2003, the Company was partially self-insured under a claims-made policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. Effective June 8, 2003, the Company entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to $5.0 million of retained liability per claim for the first two claims reported during the policy year at one of its hospitals. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of the Company’s retained liability applicable to each malpractice claim. As of September 30, 2003 and 2002, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $3.7 million and $858,000, respectively, which is included in current liabilities in the Company’s consolidated balance sheet. The Company maintains this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on the Company’s historical experience with claims and assumptions about future events. Due to the considerable variability that is inherent in such estimates, including such factors as changes in medical costs and changes in actual experience, there is a reasonable possibility that the recorded estimates will change by a material amount in the near term. Also, there can be no assurance that the ultimate liability will not exceed the Company’s estimates.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity for the option plans during the years ended September 30, 2003, 2002 and 2001 was as follows:

	Number of	Weighted-Average	Options	Weighted-Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding options,
September 30, 2000	2,178,722	$18.10	551,337	$15.44
Granted	267,500	19.67
Exercised	(42,927)	18.48
Canceled	(111,700)	19.00

Outstanding options,
September 30, 2001	2,291,595	$18.23	938,141	$16.93
Granted	176,500	17.26
Canceled	(55,000)	18.59

Outstanding options,
September 30, 2002	2,413,095	$18.15	118,951	$17.34
Granted	852,000	9.78
Canceled	(227,223)	17.38

Outstanding options,
September 30, 2003	3,037,872	$15.86	1,423,808	$17.46

      The following table summarizes information for options outstanding and exercisable at September 30, 2003:

Options Outstanding				Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Prices	Options	Life (years)	Price	Options	Price

4.75	131,472	4.8	4.75	131,472	4.75
17.65 - 19.46	1,943,257	5.7	18.99	1,205,443	19.00
25.00	30,000	7.5	25.00	10,000	25.00
15.80 - 17.44	103,750	8.2	17.10	40,000	16.68
$10.80 - 12.00	268,393	8.7	$10.90	30,893	$11.56
14.95	10,000	8.8	14.95	2,500	14.95
5.97	25,000	9.7	5.97	—	0.00
9.34	526,000	9.9	9.34	3,500	9.34

$4.75 - 25.00	3,037,872		$15.86	1,423,808	$17.46

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The information required by this Item with respect to directors is incorporated by reference to information provided under the headings “Election of Directors”, “Corporate Governance”, “Other Matters — Section 16(a) Beneficial Ownership Compliance” and “Accounting and Audit Matters — Audit Committee Financial Expert” in the Company’s proxy statement to be filed with the Commission on or before January 28, 2004 in connection with the Annual Meeting of Stockholders of the Company held on March 2, 2004 (the 2004 Proxy Statement). Some of the information required by this Item with respect to executive officers is provided under the heading “Executive Officers of the Registrant” in Part I of this report.

Item 11.	Executive Compensation.

      The information required by this Item is incorporated by reference to information provided under the headings “Executive Compensation”, “Corporate Governance — Compensation of Directors” and ”Corporate Governance — Employment Agreement with Stephen R. Puckett” in the 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item is incorporated by reference to information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in the 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) The following financial statements are filed as part of this amended report:

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

      (2) Financial Statement Schedules. All schedules have been omitted because they are not required, are not applicable or the information is included in the selected consolidated financial data or notes to consolidated financial statements appearing elsewhere in this amended report.

      (3) The following list of exhibits includes both exhibits submitted with this amended report and those incorporated by reference to other filings:

Exhibit
No.		Description

3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation.(1)
3.2	—	Bylaws of MedCath Corporation(1)
4.1	—	Specimen common stock certificate(1)
4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)
4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)

Exhibit
No.		Description

4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, and L.P. And the several stockholders parties thereto (the Registration Rights Agreement)(1)
4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)
4.6	—	Amended and Restated Management Stockholder’s Agreement entered into as of July 18, 2001 between MedCath Corporation and David Crane (1)
4.7	—	Amended and Restated Management Stockholder’s Agreement entered into as of July 18, 2001 between MedCath Corporation and Stephen R. Puckett, P IV Limited Partnership and P V Limited Partnership(1)
10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(6)
10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(6)
10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(6)
10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)
10.5	—	Amended and Restated Operating Agreement of MedCath of Tucson, L.L.C. effective as of July 31, 1999 (the Tucson Operating Agreement)(1)(6)
10.6	—	Amendment to Tucson Operating Agreement dated as of April 25, 2001(1)
10.7	—	Second Amendment to Tucson Operating Agreement(1)(6)
10.8	—	Guaranty Agreement made as of July 18, 1996 by MedCath Incorporated in favor of CapStone Capital Corporation(1)
10.9	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(6)
10.10	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(6)
10.11	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)
10.12	—	Guaranty dated as of March 2, 2000 by Arizona Heart Hospital, L.L.C., MedCath Incorporated, AHH Management, Inc., MedCath of Arizona, Inc., MedCath of Kingman, Inc., MedCath of Massachusetts, Inc., MedCath of New Jersey, Inc., MedCath Diagnostics, LLC, Heart Research Centers International, LLC and MedCath Physician Management, Inc. in favor of Heller Financial Leasing, Inc(1)
10.13	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(6)
10.14	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(6)
10.15	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(6)
10.16	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)
10.17	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)
10.18	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)
10.19	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(6)
10.20	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(6)
10.21	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the “Dayton Operating Agreement”) (6)
10.22	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(6)

Exhibit
No.		Description

10.23	—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(6)
10.24	—	Guaranty made as of September 24, 1998 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc (1)
10.25	—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)
10.26	—	Termination and Release dated October 1, 2000 by and among Heart Hospital of DTO, LLC, DTO Management, Inc., Franciscan Health Systems of the Ohio Valley, Inc. and ProWellness Health Management Systems, Inc(1)(6)
10.27	—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(6)
10.28	—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(6)
10.29	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(6)
10.30	—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(6)
10.31	—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.32	—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.33	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001 (2)(6)
10.34	—	Operating Agreement of The Heart Hospital of Milwaukee, LLC effective as of October 11, 2001 (“Milwaukee Operating Agreement).(4)(6)
10.35	—	First Amendment to Milwaukee Operating Agreement effective as of October 11, 2001.(4)(6)
10.36	—	Second Amendment to Milwaukee Operating Agreement effective as of October 11, 2001.(4)(6)
10.37	—	Management Services Agreement for The Heart Hospital of Milwaukee, LLC dated December 12, 2001.(4)(6)
10.38	—	Operating Agreement of Heart Hospital of Lafayette, LLC effective as of December 5, 2001 (“Lafayette Operating Agreement).(4)(6)
10.39	—	First Amendment to Lafayette Operating Agreement effective as of December 5, 2001.(4)(6)
10.40	—	Second Amendment to Lafayette Operating Agreement effective as of December 5, 2001.(4)(6)
10.41	—	Third Amendment to Lafayette Operating Agreement effective as of December 5, 2001.(4)(6)
10.42	—	Management Services Agreement for the Heart Hospital of Lafayette. LLC dated September 5, 2001.(4)(6)
10.43	—	Credit Agreement dated as of July 31, 1998 among MedCath Intermediate Holdings, Inc., the Initial Lenders and Initial Issuing Bank, Bank of America N.A. (formerly Nations Bank, N.A.) and Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC)(1)
10.44a	—	Commitment Agreement dated as of July 27, 2001 by and among, MedCath Incorporated, a North Carolina corporation, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent for the Lenders(1)
10.44b	—	Amended and Restated Loan Agreement dated as of July 27, 2001 by and among MedCath of Little Rock, L.L.C., a North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent for the Lenders(1)

Exhibit
No.		Description

10.44c	—	Amended and Restated Loan Agreement dated as of July 27, 2001 by and among Heart Hospital of DTO, LLC, a North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent for the Lenders(1)
10.44d	—	Amended and Restated Loan Agreement dated as of July 27, 2001 by and among Heart Hospital of BK, LLC, a North Carolina limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent(1)
10.44e	—	Guaranty Agreement dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.44f	—	Guaranty Agreement dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.44g	—	Guaranty Agreement dated as of July 27, 2001 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(1)
10.45	—	Amended and Restated Loan Agreement, dated as of the 21st day of November, 2001, by and among Harlingen Medical Center, Limited Partnership, a North Carolina limited partnership, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and First Union National Bank, as Documentation Agent, Bank of America Securities, LLC and Deutsche Banc Alex, Brown Inc., as co-lead arrangers and co-book mangers.(3)(6)
10.46	—	Amended and Restated Loan Agreement dated as of April 24, 2002 by and among Louisiana Heart Hospital, LLC, Bank of America, N.A., Bankers Trust Company, Wachovia Bank, National Association, Banc of America Securities, LLC and Deutsche Banc Alex. Brown Inc.(5)
10.47	—	Employment Agreement made as of July 31, 1998 by and between MedCath Incorporated and Stephen R. Puckett(1)
10.48	—	Amendment to Employment Agreement effective as of January 1, 2000 by and between MedCath Incorporated and Stephen R. Puckett(1)
10.49	—	Employment Agreement made as of October 8, 1999 by and between MedCath Incorporated and James Harris(1)
10.50	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)
10.51	—	Outside Directors’ Stock Option Plan(1)
10.52	—	Amended and Restated Directors Option Plan.(4)
10.54	—	Employment Agreement dated as of September 3, 2003 by and between MedCath Incorporated and John T. Casey(10)
10.55	—	Letter agreement dated September 3, 2003 by and between MedCath Incorporated and John T. Casey(10)
10.56	—	Employment Agreement dated as of September 3, 2003 by and between MedCath Incorporated and Charles R. Slaton(10)

Exhibit
No.		Description

10.57	—	Amended and Restated Loan Agreement, dated as of the 7th day of November, 2002, by and among Heart Hospital of San Antonio, Limited Partnership, a Texas limited partnership, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Deutsche Bank Trust Company Americas, a Syndication Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent, Bank of America Securities, LLC and Deutsche Banc Alex. Brown Inc., as co-lead arrangers and co-book managers(7)
10.58	—	Guaranty Agreement dated as of November 7, 2002 made by MedCath Corporation, a Delaware corporation, and certain subsidiaries, in favor of Bank of America, N.A., a national banking association, as Administrative Agent for the ratable benefit of itself and the financial institutions from time to time party to the Loan Agreement(7)
10.59	—	Fourth Amendment to the Operating Agreement of Heart Hospital of Lafayette, LLC as of February 7, 2003(8)
10.60	—	The First Amendment to Commitment Agreement, dated as of March 28, 2003, by and among MedCath Incorporated, a North Carolina corporation, the Lenders party to this Commitment Agreement, Bank of America, N.A., as Administrative Agent for the Lenders, Deutsche Bank Trust Company Americas, as Syndication Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent for the Lenders(8)
10.61	—	Amended and Restated Loan Agreement, dated as of the 27th day of June, 2003, by and among The Heart Hospital of Milwaukee, LLC, a Delaware limited liability company, as Borrower, the lenders who are or may become a party to this Agreement, as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders, Bankers Trust Company, as Syndication Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent (9)
10.62	—	Fifth Amendment to the Operating Agreement of Lafayette Heart Hospital, LLC(6)(9)
21.1	—	List of Subsidiaries(10)
31.1	—	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Risk Factors(10)

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(6)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(7)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(8)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(9)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(10)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

(b)	Reports on Form 8-K. On August 6, 2003, the Company filed a Current Report on Form 8-K reporting the issuance of its earnings release for the three months and nine months ended June 30, 2003.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCATH CORPORATION

BY:	/s/ JAMES E. HARRIS

James E. Harris
Executive Vice President and
Chief Financial Officer

Date: June 17, 2004