Form 10-Q
period 2004-06-30
MEDCATH CORP
filed 2004-08-16
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

Yes [  ] No [X]

As of July 31, 2004, there were 18,012,911 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	September 30,
	2004	2003
Current assets:
Cash and cash equivalents	$89,839	$94,199
Accounts receivable, net	97,533	86,306
Medical supplies	21,052	16,424
Due from affiliates	23	187
Deferred income tax assets	3,226	3,145
Prepaid expenses and other current assets	5,508	7,668

Total current assets	217,181	207,929
Property and equipment, net	457,581	436,947
Investments in and advances to unconsolidated affiliates, net	4,925	5,486
Goodwill	75,000	75,000
Other intangible assets, net	14,906	17,095
Other assets	3,479	6,840

Total assets	$773,072	$749,297

Current liabilities:
Accounts payable	$45,326	$42,360
Income tax payable	227	278
Accrued compensation and benefits	24,433	20,356
Accrued property taxes	4,808	4,723
Accrued construction and development costs	14,614	15,340
Other accrued liabilities	12,880	11,667
Current portion of long-term debt and obligations under capital leases	12,073	49,287

Total current liabilities	114,361	144,011
Long-term debt	352,201	300,884
Obligations under capital leases	10,373	10,814
Deferred income tax liabilities	5,565	3,951
Other long-term obligations	7,602	7,164

Total liabilities	490,102	466,824
Minority interest in equity of consolidated subsidiaries	13,256	17,419
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,081,811 issued and 18,012,911 outstanding at June 30, 2004; 18,011,520 issued and 17,942,620 outstanding at September 30, 2003	180	180
Paid-in capital	358,549	357,707
Accumulated deficit	(88,004)	(91,092)
Accumulated other comprehensive loss	(617)	(1,347)
Treasury stock, at cost, 68,900 shares held	(394)	(394)

Total stockholders’ equity	269,714	265,054

Total liabilities, minority interest and stockholders’ equity	$773,072	$749,297

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$180,785	$142,343	$510,697	$398,631
Operating expenses:
Personnel expense	57,070	43,693	160,509	126,845
Medical supplies expense	51,837	37,722	141,433	98,286
Bad debt expense	9,778	6,448	33,277	16,585
Other operating expenses	38,969	32,924	110,490	95,747
Pre-opening expenses	—	1,854	5,531	7,049
Depreciation	11,747	10,734	33,198	30,121
Amortization	290	282	870	1,156
Loss (gain) on disposal of property, equipment and other assets	27	6	(21)	94

Total operating expenses	169,718	133,663	485,287	375,883

Income from operations	11,067	8,680	25,410	22,748
Other income (expenses):
Interest expense	(7,300)	(6,456)	(21,087)	(18,904)
Interest income	212	312	606	1,103
Other income, net	11	93	17	196
Equity in net earnings of unconsolidated affiliates	900	1,075	2,624	2,893

Total other expenses, net	(6,177)	(4,976)	(17,840)	(14,712)

Income before minority interest and income taxes	4,890	3,704	7,570	8,036
Minority interest share of earnings of consolidated subsidiaries	(2,852)	(2,288)	(2,821)	(4,990)

Income before income taxes	2,038	1,416	4,749	3,046
Income tax expense	(658)	(638)	(1,661)	(1,290)

Net income	$1,380	$778	$3,088	$1,756

Earnings per share, basic	$0.08	$0.04	$0.17	$0.10

Earnings per share, diluted	$0.07	$0.04	$0.17	$0.10

Weighted average number of shares, basic	17,990	17,990	17,974	18,004
Dilutive effect of stock options	826	11	482	52

Weighted average number of shares, diluted	18,816	18,001	18,456	18,056

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Paid-in	Accumulated	Other Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Total
Balance, September 30, 2003	17,943	$180	$357,707	$(91,092)	$(1,347)	69	$(394)	$265,054
Exercise of stock options	70		842	—	—	—	—	842
Comprehensive income:
Net income	—	—	—	3,088	—	—	—	3,088
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	730	—	—	730

Total comprehensive income								3,818

Balance, June 30, 2004	18,013	$180	$358,549	$(88,004)	$(617)	69	$(394)	$269,714

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2004	2003
Net income	$3,088	$1,756
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	33,277	16,585
Depreciation and amortization	34,068	31,277
Loss (gain) on disposal of property, equipment and other assets	(21)	94
Amortization of loan acquisition costs	1,469	1,088
Undistributed earnings of unconsolidated affiliates	767	(2,893)
Minority interest share of earnings of consolidated subsidiaries	2,821	4,990
Deferred income taxes	1,155	622
Change in assets and liabilities that relate to operations:
Accounts receivable	(44,280)	(25,003)
Medical supplies	(4,628)	(3,229)
Due from affiliates	164	(6)
Prepaid expenses and other current assets	2,178	(5,444)
Other assets	2,619	(177)
Accounts payable and accrued liabilities	7,796	12,448

Net cash provided by operating activities	40,473	32,108

Investing activities:
Purchases of property and equipment	(53,456)	(72,145)
Proceeds from sale of property and equipment	2,470	687
Repayments of loans under management agreements	733	125
Investments in and advances to affiliates, net	—	939
Acquisition of increased ownership in hospitals	—	(811)
Other investing activities	—	183

Net cash used in investing activities	(50,253)	(71,022)

Financing activities:
Short-term debt repayments	—	(4,500)
Proceeds from issuance of long-term debt	67,139	64,079
Repayments of long-term debt	(51,003)	(18,205)
Repayments of obligations under capital leases	(2,942)	(2,419)
Payment of loan acquisition costs	(263)	(968)
Investments by minority partners	843	646
Distributions to minority partners	(8,977)	(6,537)
Advances to minority partners	(112)	(481)
Purchase of common stock for treasury	—	(394)
Proceeds from exercised stock options	735	—

Net cash provided by financing activities	5,420	31,221

Net decrease in cash and cash equivalents	(4,360)	(7,693)
Cash and cash equivalents:
Beginning of year	94,199	118,768

End of period	$89,839	$111,075

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$1,402	$4,503
Capital expenditures included in accrued construction and development costs	—	1,508
Capital expenditures included in other accrued liabilities	1,220	—
Deferred tax asset related to exercised stock options	107	—

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share)

1.	Business and Organization

     MedCath Corporation (the Company) is a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians whom it believes have established reputations for clinical excellence as well as with community hospital systems. Each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is a freestanding licensed general acute care hospital, that provides a wide range of health services, and the medical staff at each hospital includes qualified physicians in various specialties. The Company opened its first hospital in 1996, and as of June 30, 2004 has ownership interests in and operates 13 hospitals. These hospitals include 12 majority-owned hospitals and one in which the Company owns a minority interest. The Company’s 13 hospitals have a total of 759 licensed beds, of which 664 were staffed and available at June 30, 2004, and are located in nine states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, Texas and Wisconsin.

     The Company accounts for all but one of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Heart Hospital of South Dakota and neither has substantive control over the hospital nor is its primary beneficiary under the revised version of Financial Accounting Standards Board (FASB) Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (hereinafter, FIN 46-R). Therefore, the Company is unable to consolidate the hospital’s results of operations and financial position, but rather is required to account for its minority ownership interest in the hospital as an equity investment. See also Note 3 below.

     In addition to its hospitals, the Company owns and/or manages cardiac diagnostic and therapeutic facilities (the Diagnostics Division). The Company began its cardiac diagnostic and therapeutic business in 1989, and as of June 30, 2004 owns and/or manages 26 cardiac diagnostic and therapeutic facilities. Eleven of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and sometimes therapeutic procedures. The remaining 15 facilities are not located at hospitals and offer only diagnostic services. The Company also provides consulting and management services (CCM) tailored primarily to cardiologists and cardiovascular surgeons, which is included in the corporate and other division.

2.	Summary of Significant Accounting Policies

     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of June 30, 2004 and for the three months and nine months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months and nine months ended June 30, 2004 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2004 or future fiscal periods.

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

     Pre-opening Expenses – Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred. The Company did not incur any pre-opening expenses during the three months ended June 30, 2004; however, it did record approximately $5.5 million during the nine months ended June 30, 2004 relating to hospitals under development and opened during the first six months of the fiscal year. The Company recorded pre-opening expenses of approximately $1.9 million and $7.0 million during the three months and nine months ended June 30, 2003, respectively.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Stock-Based Compensation – As of June 30, 2004, the Company has two stock-based compensation plans, including a stock option plan under which it may grant incentive stock options and nonqualified stock options to officers and other key employees and an outside director’s stock option plan under which it may grant nonqualified stock options to nonemployee directors. The Company accounts for stock options under both of these plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company also provides prominent disclosure of the information required by SFAS No. 148, Accounting for Stock-Based Compensation, in its annual and interim financial statements.

     Under APB Opinion No. 25, compensation cost is determined based on the intrinsic value of the equity instrument award. No stock-based employee compensation cost is reflected in net income for the three months and nine months ended June 30, 2004 and 2003, as all options granted during those periods under the Company’s stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant.

     Had compensation expense for the Company’s stock options been recognized based on the fair value of the option award at the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income for the three months and nine months ended June 30, 2004 and 2003 would have been impacted as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,380	$778	$3,088	$1,756
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related income taxes	$465	$414	$1,416	$1,361

Proforma net income	$915	$364	$1,672	$395

Earnings per share, basic
As reported	$0.08	$0.04	$0.17	$0.10
Pro forma	$0.05	$0.02	$0.09	$0.02
Earnings per share, diluted
As reported	$0.07	$0.04	$0.17	$0.10
Pro forma	$0.05	$0.02	$0.09	$0.02

3. Adoption of FASB Interpretation No. 46

     In December 2003, the FASB released FIN 46-R, which provides a new consolidation method of accounting. FIN 46-R established the effective dates for public entities to apply FIN 46 and FIN 46-R based on the nature of the variable interest entity and the date upon which the public company became involved with the variable interest entity. The Company adopted and applied the provisions of FIN 46 and FIN 46-R effective March 31, 2004. The Company was not required to apply either FIN 46 or FIN 46-R prior to March 31, 2004 as the Company was not involved with variable interest entities created after January 31, 2003 or any variable interest entities created before February 1, 2003 that were special purpose entities, which required early application.

     Upon application of FIN 46-R, the Company determined that one of its majority-owned subsidiaries was the primary beneficiary of a managed entity in the Diagnostics Division, and accordingly began consolidating this managed entity effective March 31, 2004. The Company does not hold any equity ownership interest in the managed entity, either directly or through its majority-owned subsidiary, but rather has a management relationship with the entity. The managed entity owns a diagnostic and therapeutic facility, which is located at a community hospital, and operates that facility under a services agreement with the hospital. The managed entity receives service fees from the hospital as well as revenue from patients and third-party payors for procedures performed in the facility. The Company’s majority-owned subsidiary manages the diagnostic and therapeutic facility in exchange for management fees equal to 100% of

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the managed entity’s net operating results. As summarized below, the consolidation of this managed entity did not result in a cumulative effect of an accounting change as the managed entity has a $0 equity balance and $0 cumulative earnings. The managed entity operates at breakeven due to the 100% management fee structure with the Company’s majority-owned subsidiary.

     The Company recognized the following assets and liabilities, net of intercompany eliminations, in its consolidated balance sheet as of March 31, 2004, the effective date of consolidating this managed entity:

Accounts receivable, net	$224
Prepaid expenses and other current assets	18
Property and equipment, net	808

Total assets	1,050

Accounts payable and other accrued liabilities	254
Current portion of long- term debt	205
Long- term debt	591

Total liabilities	1,050

Cumulative effect of an accounting change	$0

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

     The Company’s consolidation of the managed entity’s results of operations began April 1, 2004 and resulted in an increase in the Company’s net revenue of $3.6 million and an increase in the Company’s operating expenses of $3.6 million, for the three months ended June 30, 2004, but did not have any impact on net income as the managed entity operates at breakeven as a result of the management fee structure, as previously discussed.

     The Company also has a significant variable interest in its one unconsolidated affiliate hospital, Heart Hospital of South Dakota, but has determined that it is not the primary beneficiary under FIN 46-R, and accordingly has continued to account for its investment in this hospital using the equity method of accounting. This hospital, which has 55 licensed beds, three catheterization labs, and three operating rooms opened in March 2001 as a limited liability company. The Company, along with physician partners and a community hospital, each hold an approximately 33.33% ownership interest in the hospital. The Company also guarantees approximately 50% of the real estate debt and 30% of the equipment debt and manages the hospital’s operations pursuant to a management agreement. Historically, the Company has provided senior subordinated working capital loans to this hospital; however, no such loans were outstanding at June 30, 2004. Under the terms of the hospital’s operating agreement, the Company is committed to providing working capital loans up to $12 million and additional guarantees of indebtedness as may be required in future periods. The Company’s maximum exposure to loss as a result of its involvement with this hospital includes the Company’s equity investment, performance under the guarantees of indebtedness (see Note 7), annual management fees, and any amounts outstanding under the senior subordinated working capital loans.

     The Company has variable interests in several other entities in its Diagnostics Division as well as at one of its majority-owned hospitals which the Company has continued to evaluate on an ongoing basis. However, at June 30, 2004, none of these variable interests were determined to be significant under FIN 46-R.

4. Goodwill and Other Intangible Assets

     As required by SFAS No. 142, Goodwill and Other Intangibles, the Company has designated September 30, its fiscal year end, as the date it will perform the annual goodwill impairment test for all of its reporting units. Goodwill of a reporting unit will also be tested between annual tests if an event occurs or circumstances change that indicate an impairment may exist. During the three months and nine months ended June 30, 2004, no events or circumstances changed that indicated interim impairment testing was necessary and as such, no impairment was recognized during the three months and nine months ended June 30, 2004.

     As of June 30, 2004 and September 30, 2003, the Company’s other intangible assets, net, included the following:

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	June 30, 2004		September 30, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized other intangible assets:
Management contracts	$20,598	$(10,562)	$20,598	$(9,716)
Loan acquisition costs	12,572	(8,703)	12,251	(7,063)
Other	1,446	(445)	1,446	(421)

Total	$34,616	$(19,710)	$34,295	$(17,200)

     Amortization expense recognized for the management contracts and other intangible assets totaled $290,000 and $282,000 for the three months ended June 30, 2004 and 2003, respectively, and $870,000 and $1.2 million for the nine months ended June 30, 2004 and 2003, respectively. The Company recognizes amortization expense for loan acquisition costs as a component of interest expense. For the three months ended June 30, 2004 and 2003, amortization expense for loan acquisition costs was $539,000 and $373,000, respectively, and for the nine months ended June 30, 2004 and 2003, amortization expense for loan acquisition costs was $1.5 million and $1.1 million, respectively. In July 2004, the Company repaid a significant portion of its debt as part of a financing transaction, which will result in the write-off of certain of the loan acquisition costs during the fourth quarter of fiscal 2004. See Note 15 below.

5. Business Development and Changes in Operations

     As of June 30, 2004, the Company’s four most recently opened hospitals were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below:

	Amount	Amount	Amount
	Committed	Paid	Accrued
Louisiana Heart Hospital	$22,398	$22,193	$205
Texsan Heart Hospital	$29,974	$29,146	$828
The Heart Hospital of Milwaukee	$15,712	$15,712	$—
Heart Hospital of Lafayette	$13,630	$12,863	$757

     The Company did not capitalize any interest expense during the three months ended June 30, 2004. However, the Company capitalized interest expense as part of the capitalized costs of its newly developed hospitals of approximately $257,000 during the three months ended June 30, 2003 and approximately $642,000 and $951,000, respectively, during the nine months ended June 30, 2004 and 2003.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. Accounts Receivable

     Accounts receivable, net, consists of the following:

	June 30,	September 30,
	2004	2003
Receivables, principally from patients, third-party payors and hospitals	$121,051	$106,634
Amounts due to third-party payors for estimated settlements under reimbursement programs	(10,644)	(10,191)
Other	4,006	3,344

	114,413	99,787
Less allowance for doubtful accounts	(16,880)	(13,481)

Accounts receivable, net	$97,533	$86,306

7. Long-Term Debt

     On July 7, 2004, the Company completed an offering of $150.0 million senior notes, entered into a $200.0 million new secured credit facility, and used the net proceeds from these financing transactions and available cash on hand to repay a significant portion of its outstanding indebtedness. See Note 15.

     The following table sets forth the debt outstanding at June 30, 2004, with distinct presentation of the debt that was subsequently repaid in July 2004.

	June 30,	September 30,
	2004	2003
Debt repaid subsequent to June 30, 2004
Master credit facility and bank mortgage loans	$180,099	$172,460
Pre-existing bank mortgage loan	19,049	20,378
Real estate investment trust (REIT) loans	16,474	16,670
Revolving credit facility	—	—
Notes payable to various lenders	53,075	32,886
Other	2,019	2,201

	270,716	244,595
Remaining debt
REIT loans	58,126	58,778
Notes payable to various lenders	32,860	43,123

	90,986	101,901

	361,702	346,496
Less current portion	(9,501)	(45,612)

Long-term debt	$352,201	$300,884

     Master Credit Facility and Bank Mortgage Loans – The terms of the Master Credit Facility and the pre-existing bank mortgage loans remained unchanged from September 30, 2003 to June 30, 2004. On July 7, 2004, the Company repaid all outstanding borrowings, thereby terminating the remaining $14.7 million of available undesignated funds under the Master Credit Facility and releasing the Company from all obligations under the debt agreements.

     Real Estate Investment Trust (REIT) Loans – The terms of the REIT loans remained unchanged from September 30, 2003 to June 30, 2004. On July 7, 2004, the Company repaid the outstanding borrowings under one of its REIT loans.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     As of June 30, 2004, in accordance with the related hospital operating agreements and as required by the lenders, the Company guaranteed 100% of the obligations of its subsidiary hospitals for the bank mortgage loans made under the Master Credit Facility and the REIT loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals failing to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. Upon repayment of the outstanding indebtedness under the Master Credit Facility, the pre-existing bank mortgage loans and one REIT loan on July 7, 2004, the Company was released from the related guarantees by the lenders. The Company remains obligated under the guarantees provided to the lenders of the REIT loans that were not repaid. The amount of such REIT loans at June 30, 2004 was approximately $58.1 million, of which the Company guaranteed the entire $58.1 million. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     Revolving Credit Facility – Separate from the Master Credit Facility, the Company had a revolving credit facility (the Revolver) that provided $100.0 million in available borrowings, $10.0 million of which was designated as short-term borrowings and $25.0 million of which was available to issue letters of credit. As of June 30, 2004, no amounts were outstanding under the Revolver; however, the Company had letters of credit outstanding of $9.5 million, which reduced its availability under the Revolver to $90.5 million. The Company terminated the Revolver as part of the July 7, 2004 financing transaction and entered into a new revolving credit facility. See Note 15.

     Notes Payable – The Company has acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. In addition, two facilities in the Diagnostics Division have leasehold improvements through notes payable collateralized by the leasehold improvements.

     During the nine months ended June 30, 2004, the Company incurred additional borrowings under notes payable primarily related to financing equipment purchases at three of its subsidiary hospitals, The Heart Hospital of Milwaukee, Texsan Heart Hospital and Heart Hospital of Lafayette. As of June 30, 2004, The Heart Hospital of Milwaukee had borrowed $12.3 million of the $15.0 million available under its debt commitment, Texsan Heart Hospital had borrowed $11.7 million of the $20.0 million available under its debt commitment and Heart Hospital of Lafayette had borrowed $3.2 million of the $12.0 million available under its debt commitment. As of July 7, 2004, the Company repaid approximately $55.0 million of its outstanding notes payable, which included The Heart Hospital of Milwaukee’s outstanding equipment debt at July 7, 2004 of $14.2 million. The notes payable that remain outstanding after the financing transaction of $32.9 million include the outstanding borrowings under the debt commitments at Texsan Heart Hospital and Heart Hospital of Lafayette of $11.7 million and $3.2 million, respectively.

     As of June 30, 2004, the Company has guaranteed between 50% and 100% of certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loans. Upon repayment of certain of the equipment notes payable on July 7, 2004, the Company was released from the related guarantees by the lenders. The Company remains obligated under the guarantees provided to the lenders of the equipment notes payable that were not repaid. The amount of such notes payable at June 30, 2004 was approximately $32.9 million, of which the Company guaranteed $23.8 million. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     Other Long-Term Debt – Other long-term debt includes a revolving credit note at one of the Company’s hospitals, which is collateralized by a pledge of the hospital’s accounts receivable. As of June 30, 2004, $2.0 million of the $5.0 million available was outstanding under the commitment. On July 7, 2004, the Company repaid the outstanding balance of $2.0 million and terminated the revolving credit agreement.

     Current Portion of Long-Term Debt – At June 30, 2004, current portion of long-term debt included the current maturities of the long-term debt that was not repaid on July 7, 2004. The current maturities of the new debt that was used to repay the existing long-term debt are also included in current portion of long-term debt at June 30, 2004.

     Debt Covenants – Covenants related to the Company’s long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At June 30, 2004, the Company was in compliance with all debt covenants in the instruments governing its outstanding debt that remained in existence after the July 7, 2004 financing transaction and therefore was still subject to the related debt covenants.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Guarantees of Unconsolidated Affiliate’s Debt – The Company has guaranteed approximately 50% of the real estate debt and 30% of the equipment debt of the one affiliate hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At June 30, 2004, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $27.1 million and $9.2 million, respectively, at June 30, 2004. Accordingly, the real estate debt and the equipment debt guaranteed by the Company was approximately $13.6 million and $2.8 million, respectively, at June 30, 2004. These guarantees expire concurrent with the terms of the related real estate and equipment loans and would require the Company to perform under the guarantee in the event of the affiliate hospital’s failure to perform under the related loans. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the value of the assets and liabilities on the Company’s balance sheets.

8. Liability Insurance Coverage

     On June 1, 2002, the Company’s three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis expired, and the Company entered into a new partially self-insured coverage program. At that time, the Company purchased a tail insurance policy to provide first-dollar coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy. The Company recognized the full cost of the tail insurance policy as an operating expense in the third quarter of fiscal 2002 as required by generally accepted accounting principles in the United States. From June 1, 2002 through June 6, 2003, the Company was partially self-insured under a claims-made policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. Effective June 7, 2003, the Company entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to an additional $5.0 million of aggregated retained liability for claims reported during the policy year at one of its hospitals. On June 7, 2004, the Company extended this claims-made policy through June 29, 2004. On June 30, 2004, the Company entered into a new one-year claims-made policy providing coverage at the same amounts as were in effect during the 2003-2004 policy year. Because of the Company’s self-insured retention levels, the Company recognizes an estimated liability for its estimate of amounts, up to the amount of the Company’s retained liability it believes may be paid to resolve each malpractice claim. As of June 30, 2004 and September 30, 2003, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.3 million and $3.7 million, respectively, which is included in current liabilities in the Company’s consolidated balance sheet.

9. Commitments and Contingencies

     Resolution of Contingency – Change in Medicare capital cost reimbursement — Medicare reimburses hospitals for capital-related costs using one of two alternative methodologies based upon whether the hospital is categorized as “new” under the regulations of the Centers for Medicare and Medicaid Services (CMS). As previously discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, one of the Company’s Medicare fiscal intermediaries notified the Company on August 11, 2003 that it had been directed by CMS to change, on a retroactive and prospective basis, the capital cost reimbursement methodology applicable to four of its hospitals. This position was contrary to a previously written determination the Company had received from that fiscal intermediary on October 11, 2002 that confirmed the methodology being applied by those hospitals. Consistent with management’s belief that the position taken by the fiscal intermediary in October 2002 was based upon a correct interpretation of applicable CMS regulations, the Company began, during the fourth quarter of fiscal 2003, to vigorously pursue its administrative, judicial and other remedies to challenge the matter with the fiscal intermediary and CMS. However, the Company has recognized capital reimbursement subsequent to August 11, 2003 consistent with the payments received under the new methodology beginning on that date.

     In February 2004, the Company learned that CMS, after considering its position, has determined that the change in capital reimbursement methodology would be effective August 11, 2003, and that the change would not be applied retroactively to any periods prior to that effective date. Accordingly, this change in methodology did not have any impact on a retroactive basis to the Company’s consolidated financial position, results of operations and cash flows, as the four affected hospitals will not be required to repay the Medicare program for the reimbursed capital costs prior to August 11, 2003.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Income Taxes

     Income tax expense for the three months ended June 30, 2004 and 2003 was $658,000 and $638,000 respectively, resulting in an effective tax rate of approximately 32.3% and 45.1%, respectively. Income tax expense for the nine months ended June 30, 2004 and 2003 was $1.7 million and $1.3 million, respectively, resulting in an effective tax rate of approximately 35.0% and 42.4%, respectively. The Company’s effective tax rate for the first nine months of fiscal 2004 is estimated based on projected earnings for the full fiscal year and may change in future interim periods if actual results are materially different from current expectations. The Company continues to have federal and state net operating loss carry forwards available from prior periods to offset the majority of its current tax liabilities. The Company does not have a material current federal income tax liability; however, the Company has an estimated current state income tax liability of approximately $480,000 due to the fact that it does not have remaining state net operating loss carry forwards to offset the current state tax liabilities in all states in which it operates.

11. Per Share Data

     The calculation of diluted earnings per share considers the potentially dilutive effect of options to purchase 2,966,868 and 2,733,595 shares of common stock outstanding at June 30, 2004 and 2003, respectively, at prices ranging from $4.75 to $25.00. Of these options, 989,418 and 2,602,123 were not included in the calculation of diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively, and 1,246,668 and 2,577,123 were not included for the nine months ended June 30, 2004 and 2003, respectively, as such shares were anti-dilutive for the periods.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12. Comprehensive Income

     The components of comprehensive income are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income	$1,380	$778	$3,088	$1,756
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of income taxes	581	(147)	730	(202)

Comprehensive income	$1,961	$631	$3,818	$1,554

     On July 7, 2004, the Company repaid a significant portion of its debt as part of a financing transaction, which will result in the recapture of other comprehensive loss under interest rate swaps during the fourth quarter of fiscal 2004. See Note 15 below.

13. Litigation

     Litigation – The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted against the Company by various claimants, and additional claims that may be asserted for known incidents through June 30, 2004. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is attempting to protect its interests in all such claims and actions.

     Management believes, based on advice of counsel and the Company’s experience with past lawsuits and claims, that, taking into account the applicable liability insurance coverage and recorded reserves, the results of those lawsuits and potential lawsuits will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

     In October 2003, the Company made a written demand of its former chief executive officer, David Crane, to exercise options to purchase 175,000 shares of its common stock at a price of $19 per share which the Company believes Mr. Crane was obligated to do upon the termination of his employment in accordance with the terms of a contract to purchase stock Mr. Crane entered into with the Company in 2001. Mr. Crane refused to exercise the options in question, citing his belief that the contract was not enforceable. The Company filed a lawsuit against Mr. Crane on March 11, 2004 in the Superior Court of Mecklenburg County, North Carolina seeking damages for the breach of contract and a declaratory judgment that his obligation to exercise the options under the contract is enforceable. On May 19, 2004, the parties agreed to settle the litigation and agreed that the contract to purchase was an enforceable obligation. Mr. Crane surrendered the options to purchase 175,000 shares of common stock for cancellation. On the date of settlement, the price of the Company’s common stock was $19.47.

14. Reportable Segment Information

     The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net revenue:
Hospital Division	$167,193	$126,036	$468,250	$347,537
Diagnostics Division	11,749	13,763	36,864	38,196
Corporate and other	1,843	2,544	5,583	12,898

Consolidated totals	$180,785	$142,343	$510,697	$398,631

Income (loss) from operations:
Hospital Division	$11,084	$8,003	$24,311	$20,912
Diagnostics Division	1,964	2,821	6,590	8,263
Corporate and other	(1,981)	(2,144)	(5,491)	(6,427)

Consolidated totals	$11,067	$8,680	$25,410	$22,748

Interest expense	$(7,300)	$(6,456)	$(21,087)	$(18,904)
Interest income	212	312	606	1,103
Other income, net	11	93	17	196
Equity in net earnings of unconsolidated affiliates	900	1,075	2,624	2,893
Minority interest in earnings (losses) of consolidated subsidiaries	(2,852)	(2,288)	(2,821)	(4,990)

Consolidated income before taxes	$2,038	$1,416	$4,749	$3,046

	June 30,	September 30,
	2004	2003
Aggregate identifiable assets:
Hospital Division	$636,605	$602,007
Diagnostics Division	43,957	46,847
Corporate and other	92,510	100,443

Consolidated totals	$773,072	$749,297

     Substantially all of the Company’s net revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include general overhead and administrative expenses, cash and cash equivalents, other assets and operations of the Company not subject to separate segment reporting.

15. Subsequent Event

     On July 7, 2004, the Company’s wholly-owned subsidiary, MedCath Holdings Corp. (the Issuer), completed an offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes (the Notes) in a private placement to qualified institutional buyers. The proceeds, net of fees, of $145.5 million were used to repay a significant portion of the Company’s outstanding debt and capital lease obligations. See Note 7 above. The Notes, which mature on July 15, 2012, pay interest semi-annually, in arrears, on January 15 and July 15 of each year, beginning January 15, 2005. The Notes are redeemable, in whole or in part, at any time on or after July 15, 2008 at a designated redemption amount, plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date. The Company may redeem up to 35% of the aggregate principal amount of the Notes on or before July 15, 2007 with the net cash proceeds from certain equity offerings. In event of a change in control in the Company or the Issuer, the Company must offer to purchase the Notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The Notes are general unsecured unsubordinated obligations of the Issuer and are fully and unconditionally guaranteed, jointly and severally, by MedCath Corporation (the Parent) and all 100% owned existing and future substantially wholly-owned domestic subsidiaries of the Issuer (the Guarantors). The guarantees are general unsecured unsubordinated obligations of the guarantors.

     The Notes include covenants that restrict, among other things, the Company’s and its subsidiaries’ ability to make restricted payments, declare or pay dividends, incur additional indebtedness or issue preferred stock, incur liens, merge, consolidate or sell all or substantially all of the assets, engage in certain transaction with affiliates, enter into various transactions with affiliates, enter into sale and leaseback transactions or engage in any business other than a related business.

     Concurrent with the offering of the Notes, on July 7, 2004, the Company entered into a $200.0 million senior secured credit facility (the New Credit Facility) with a syndicate of banks and other institutional lenders. The New Credit Facility provides for a seven-year term loan facility (Term Loan) in the amount of $100.0 million and a five-year senior secured revolving credit facility (Revolving Facility) in the amount of $100.0 million, which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. At closing, the Company received $100.0 million of proceeds from the Term Loan. There were no initial borrowings under the Revolving Facility; however, the Company has letters of credit outstanding of $9.5 million, which reduces availability under the Revolving Facility to $90.5 million.

     Borrowings under the New Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. The applicable margin is different for the Revolving Facility and the Term Loan and varies for the Revolving Facility depending on the Company’s financial performance. Swing-line borrowings under the Revolving Facility bear interest at the alternate base rate which is defined as the greater of the Bank of America, N.A. prime rate or the federal funds rate plus 0.5%. The Company is required to pay quarterly, in arrears, 0.50% per annum commitment fee for each lender’s unused commitments under the New Credit Facility. The Company is also required to pay quarterly, in arrears, a fee on the stated amount of each issued and outstanding letter of credit ranging from 250 to 350 basis points depending upon the Company’s financial performance.

     The Company is required to make mandatory prepayments of principal in specified amounts upon the occurrence of certain events and is permitted to make voluntary prepayments of principal under the New Credit Facility. The Term Loan is subject to amortization of principal in quarterly installments of $250,000 for each of the first five years, with the remaining balance payable in the final two years.

     The New Credit Facility is guaranteed by all of the Company’s existing and future direct and indirect substantially wholly-owned domestic subsidiaries and are secured by a first priority perfected security interest in all of the capital stock or other ownership interests in each of the Company’s subsidiaries, all other present and future assets and properties of the Company and the subsidiary guarantors and all intercompany notes.

     The New Credit Facility requires compliance with certain financial covenants including a senior secured leverage ratio test, a fixed charge coverage ratio test, a tangible net worth test and a total leverage ratio test. The New Credit Facility also contains customary restrictions on, among other things, the Company’s ability and its subsidiaries ability to incur liens; engage in mergers, consolidations and sales of assets; incur debt; declare dividends, redeem stock and repurchase, redeem and/or repay other debt; make loans, advances and investments and acquisitions; make capital expenditures; and transactions with affiliates.

     The following table sets forth the uses of funds from the offering of the Notes, the Term Loan and the Company’s cash on hand:

Source of funds:
Proceeds from Notes, net of fees	$145,500
Proceeds from New Credit Facility	100,000
Cash on hand	37,000

Total proceeds	$282,500

Use of funds:
Repayment of debt	$272,653
Repayment of capital lease obligations	4,237
Estimated transaction fees and debt prepayment fees	5,185
Accrued interest	425

Total uses	$282,500

Net	$—

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The current maturities of the debt and capital lease obligations that were repaid on July 7, 2004 with the proceeds from the Notes and the New Credit Facility have been classified as long-term debt in the Company’s consolidated balance sheet as of June 30, 2004 as a result of this transaction. In connection with the prepayment of the above debt and capital leases, the Company expects to expense, in July 2004, approximately $5.9 million of unamortized debt issuance costs, prepayment penalties and recapture of other comprehensive loss under interest rate swaps associated with refinanced debt.

     The following table presents the condensed consolidated financial information for each of the Parent, the Issuer, the Guarantors and the subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2004
(In thousands)

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current Assets:
Cash and cash equivalents	$—	$—	$75,193	$14,646	$—	$89,839
Accounts receivable, net	—	—	3,325	94,208	—	97,533
Medical supplies	—	—	143	20,909	—	21,052
Due (to) from affiliates	—	—	(4)	27	—	23
Deferred income tax assets	—	—	3,226	—	—	3,226
Intercompany notes and other receivables	—	—	811	—	(811)	—
Prepaid expenses and other current assets	—	—	2,391	3,117	—	5,508

Total current assets	—	—	85,085	132,907	(811)	217,181
Property and equipment, net	—	—	30,386	427,195	—	457,581
Investments in and advances to affiliates, net	—	—	4,099	826	—	4,925
Investments in subsidiaries	269,714	269,714	(21,887)	—	(517,541)	—
Goodwill, net	—	—	75,000	—	—	75,000
Other intangible assets, net	—	—	10,481	4,425	—	14,906
Intercompany notes receivable	—	—	113,471	—	(113,471)	—
Other assets	—	—	289	3,190	—	3,479

Total assets	$269,714	$269,714	$296,924	$568,543	$(631,823)	$773,072

Current Liabilities:
Accounts payable	$—	$—	$1,455	$43,871	$—	$45,326
Income tax payable	—	—	227	—		227
Accrued compensation and benefits	—	—	8,373	16,060	—	24,433
Accrued property taxes	—	—	32	4,776	—	4,808
Accrued construction and development costs	—	—	—	14,614	—	14,614
Other accrued liabilities	—	—	4,704	8,176	—	12,880
Intercompany notes and other payables	—	—	—	811	(811)	—
Current portion of long- term debt and obligations under capital leases	—	—	1,038	11,035	—	12,073

Total current liabilities	—	—	15,829	99,343	(811)	114,361
Long- term debt	—	—	1	352,200	—	352,201
Obligations under capital leases	—	—	5,815	4,558	—	10,373
Intercompany notes payable	—	—	—	113,471	(113,471)	—
Deferred income tax liabilities	—	—	5,565	—	—	5,565
Other long- term obligations	—	—	—	7,602	—	7,602

Total liabilities	—	—	27,210	577,174	(114,282)	490,102
Minority interest in equity of consolidated subsidiaries			—	—	13,256	13,256
Total stockholders’ equity	269,714	269,714	269,714	(8,631)	(530,797)	269,714

Total liabilities, minority interest, and stockholders’ equity	$269,714	$269,714	$296,924	$568,543	$(631,823)	$773,072

MEDCATH CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2003
(In thousands)

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Current Assets:
Cash and cash equivalents	$—	$—	$77,911	$16,288	$—	$94,199
Accounts receivable, net	—	—	2,998	83,308	—	86,306
Medical supplies	—	—	140	16,284	—	16,424
Due from affiliates	—	—	158	29	—	187
Deferred income tax assets	—	—	3,145	—	—	3,145
Intercompany notes and other receivables	—	—	1,409	—	(1,409)	—
Prepaid expenses and other current assets	—	—	4,846	2,822	—	7,668

Total current assets	—	—	90,607	118,731	(1,409)	207,929
Property and equipment, net	—	—	31,432	405,515	—	436,947
Investments in and advances to affiliates, net	—	—	4,598	888	—	5,486
Investments in subsidiaries	265,054	265,054	(15,309)	—	(514,799)	—
Goodwill, net	—	—	75,000	—	—	75,000
Other intangible assets, net	—	—	11,979	5,116	—	17,095
Intercompany notes receivables	—	—	88,601	—	(88,601)	—
Other assets	—	—	3,375	3,465	—	6,840

Total assets	$265,054	$265,054	$290,283	$533,715	$(604,809)	$749,297

Current Liabilities:
Accounts payable	$—	$—	$323	$42,037	$—	$42,360
Income tax payable	—	—	278	—	—	278
Accrued compensation and benefits	—	—	8,619	11,737	—	20,356
Accrued property taxes	—	—	43	4,680	—	4,723
Accrued construction and development costs	—	—	—	15,340	—	15,340
Other accrued liabilities	—	—	3,624	8,043	—	11,667
Intercompany notes and other payables	—	—	—	1,409	(1,409)	—
Current portion of long-term debt and obligations under capital leases	—	—	1,988	47,299	—	49,287

Total current liabilities	—	—	14,875	130,545	(1,409)	144,011
Long-term debt	—	—	33	300,851	—	300,884
Obligations under capital leases	—	—	6,370	4,444	—	10,814
Intercompany notes payable	—	—	—	88,601	(88,601)	—
Deferred income tax liabilities	—	—	3,951	—	—	3,951
Other long-term obligations	—	—	—	7,164	—	7,164

Total liabilities	—	—	25,229	531,605	(90,010)	466,824
Minority interest in equity of consolidated subsidiaries	—	—	—	—	17,419	17,419
Total stockholders’ equity	265,054	265,054	265,054	2,110	(532,218)	265,054

Total liabilities, minority interest, and stockholders’ equity	$265,054	$265,054	$290,283	$533,715	$(604,809)	$749,297

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2004
(In thousands)

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,442	$174,786	$(2,443)	$180,785
Total operating expenses			10,784	161,377	(2,443)	169,718

Income (loss) from operations	—	—	(2,342)	13,409	—	11,067
Interest expense	—	—	(322)	(6,978)	—	(7,300)
Interest income (expense)	—	—	1,701	(1,489)	—	212
Other income, net	—	—	5	6	—	11
Equity in net earnings (losses) of affiliates	1,380	1,380	2,996	(5)	(4,851)	900

Income before minority interest and income taxes	1,380	1,380	2,038	4,943	(4,851)	4,890
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(2,852)	(2,852)

Income before income taxes	1,380	1,380	2,038	4,943	(7,703)	2,038
Income tax expense	—	—	(658)	—	—	(658)

Net income	$1,380	$1,380	$1,380	$4,943	$(7,703)	$1,380

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2003
(In thousands)

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,883	$135,260	$(1,800)	$142,343
Total operating expenses			11,913	123,550	(1,800)	133,663

Income (loss) from operations	—	—	(3,030)	11,710	—	8,680
Interest expense	—	—	(387)	(6,069)	—	(6,456)
Interest income (expense)	—	—	1,367	(1,055)	—	312
Other income, net	—	—	—	93	—	93
Equity in net earnings of affiliates	778	778	3,466	—	(3,947)	1,075

Income before minority interest and income taxes	778	778	1,416	4,679	(3,947)	3,704
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(2,288)	(2,288)

Income before income taxes	778	778	1,416	4,679	(6,235)	1,416
Income tax expense	—	—	(638)	—	—	(638)

Net income	$778	$778	$778	$4,679	$(6,235)	$778

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2004
(In thousands)

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$24,821	$492,368	$(6,492)	$510,697
Total operating expenses	—	—	32,004	459,775	(6,492)	485,287

Income (loss) from operations	—	—	(7,183)	32,593	—	25,410
Interest expense	—	—	(1,106)	(19,981)	—	(21,087)
Interest income (expense)	—	—	4,666	(4,060)	—	606
Other income, net	—	—	5	12	—	17
Equity in net earnings of affiliates	3,088	3,088	8,367	437	(12,356)	2,624

Income before minority interest and income taxes	3,088	3,088	4,749	9,001	(12,356)	7,570
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(2,821)	(2,821)

Income before income taxes	3,088	3,088	4,749	9,001	(15,177)	4,749
Income tax expense	—	—	(1,661)	—	—	(1,661)

Net income	$3,088	$3,088	$3,088	$9,001	$(15,177)	$3,088

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2003
(In thousands)

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$30,735	$372,792	$(4,896)	$398,631
Total operating expenses			40,439	340,340	(4,896)	375,883

Income (loss) from operations	—	—	(9,704)	32,452	—	22,748
Interest expense	—	—	(1,204)	(17,700)	—	(18,904)
Interest income (expense)	—	—	4,125	(3,022)	—	1,103
Other income, net	—	—	—	196	—	196
Equity in net earnings of affiliates	1,756	1,756	9,829	—	(10,448)	2,893

Income before minority interest and income taxes	1,756	1,756	3,046	11,926	(10,448)	8,036
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(4,990)	(4,990)

Income before income taxes	1,756	1,756	3,046	11,926	(15,438)	3,046
Income tax expense	—	—	(1,290)	—	—	(1,290)

Net income	$1,756	$1,756	$1,756	$11,926	$(15,438)	$1,756

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2004
(In thousands)

				Non-
	Parents	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$—	$8,766	$31,707	$—	$40,473
Net cash provided by (used in) investing activities	(842)	—	13,968	(48,078)	(15,301)	(50,253)
Net cash provided by (used in) financing activities	842	—	(25,452)	14,729	15,301	5,420

Increase (decrease) in cash and cash equivalents	—	—	(2,718)	(1,642)	—	(4,360)
Cash and cash equivalents:
Beginning of year	—	—	77,911	16,288	—	94,199

End of year	$—	$—	$75,193	$14,646	$—	$89,839

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2003
(In thousands)

				Non-
	Parents	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$—	$(7,636)	$39,744	$—	$32,108
Net cash provided by (used in) investing activities	394	—	6,899	(64,849)	(13,466)	(71,022)
Net cash provided by (used in) financing activities	(394)	—	(5,883)	24,032	13,466	31,221

Increase (decrease) in cash and cash equivalents	—	—	(6,620)	(1,073)	—	(7,693)
Cash and cash equivalents:
Beginning of year	—	—	100,214	18,554	—	118,768

End of year	$—	$—	$93,594	$17,481	$—	$111,075

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

Overview

     General. We are a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence as well as with community hospital systems. We opened our first hospital in 1996 and currently have ownership interests in and operate 13 hospitals. We have majority ownership of 12 of these 13 hospitals and a minority interest in one. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties. Our hospitals have a total of 759 licensed beds and are located in nine states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, Texas and Wisconsin.

     In addition to our hospitals, we own and/or manage cardiac diagnostic and therapeutic facilities. We began our cardiac diagnostic and therapeutic business in 1989. We currently own and/or manage 26 cardiac diagnostic and therapeutic facilities. Eleven of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and sometimes therapeutic procedures. The remaining 15 facilities are not located at hospitals and offer only diagnostic services. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.

     On July 7, 2004, we completed our offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes in a private placement to qualified institutional buyers. Concurrent with our offering of the notes, we entered into a $200.0 million senior secured credit facility with a syndicate of banks and other institutional lenders. Proceeds from the notes, net of fees, of $145.5 million combined with proceeds from term loan under the New Credit Facility of $100.0 million and cash on hand of approximately $37.0 million were used to repay certain of our outstanding indebtedness. See Note 15—Subsequent Event in our unaudited consolidated financial statements and related notes included elsewhere in this report.

     Basis of Consolidation. We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control and are not the primary beneficiary. Accordingly, the one hospital in which we hold a minority interest at June 30, 2004, Heart Hospital of South Dakota, is excluded from the net revenue and operating expenses of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are not consolidated. Our minority interest in these entities’ results of operations for the periods discussed is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting.

     Upon applying the new accounting principles set forth by Interpretation No. 46, effective March 31, 2004, we began consolidating in our diagnostics division, a managed entity in which we do not hold any equity ownership interest and have not historically consolidated. The consolidation of this managed entity’s results of operations began April 1, 2004 and resulted in an increase in our net revenue of $3.6 million and an increase in our operating expenses of $3.6 million, for the three months and nine months ended June 30, 2004, but did not have any impact on our net income since the managed entity operates at breakeven as a result of our management fee structure. See also Note 3 to our unaudited interim financial statements included elsewhere in this report.

     Same Facility Hospitals. Our policy is to include in our same facility basis only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division, for the three months ended June 30, 2004, we exclude the results of operations of The Heart Hospital of Milwaukee, which opened in October 2003, Texsan Heart Hospital, which opened in January 2004, and Heart Hospital of Lafayette, which opened in March 2004; for the nine months ended June 30, 2004, we exclude the results of operations of the aforementioned hospitals as well as Louisiana Heart Hospital, which opened in February 2003.

     Revenue Sources. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
Division	2004	2003	2004	2003
Hospital	92.5%	88.5%	91.7%	87.2%
Diagnostics	6.5%	9.7%	7.2%	9.6%
Corporate and other	1.0%	1.8%	1.1%	3.2%

Net Revenue	100.0%	100.0%	100.0%	100.0%

     We receive payments for our services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations, and our patients directly. Generally, our net revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since the cardiovascular disease disproportionately affects older people, the proportion of net revenue we derive from the Medicare program is higher than that of most general acute care hospitals. The following table sets forth the percentage of consolidated net revenue we earned by category of payor in the periods indicated below.

	Three Months Ended June 30,		Nine Months Ended June 30,
Payor	2004	2003	2004	2003
Medicare	48.0%	49.6%	47.5%	50.1%
Medicaid	3.7%	3.3%	4.0%	2.8%
Commercial and other	48.3%	47.1%	48.5%	47.1%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

     A significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid. Although Medicare and Medicaid remain a significant payor, we experienced significant change in payor mix comparing the first nine months of fiscal 2004 with the first nine months of fiscal 2003, as illustrated in the above table. One reason for this change in payor mix was Harlingen Medical Center. This hospital’s different payor mix stems from its focus on a number of specialties, rather than only cardiovascular, and a higher concentration of Medicaid and self-pay patients than our typical hospital, which is consistent with disease trends in that hospital’s market demographics. A second reason for this change in payor mix is an overall higher percentage of self-pay patients in our other hospitals during the current fiscal period than in the prior year. We believe this change in self-pay patients is consistent with the industry trend. A third reason for this change in payor mix is recent changes in Medicare outlier payment and capital cost reimbursement formulas affecting several of our hospitals. We expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue will remain significant in future periods because the percentage of our total consolidated net revenue generated by our hospital division will continue to increase as we ramp up the operations of our new hospitals. We also expect our payor mix may continue to fluctuate in future periods due to changes in reimbursement, market and industry trends with self-pay patients and other similar factors.

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

     Medicare Reimbursement Changes. CMS increased payment rates for inpatient services by 3.4% in fiscal year 2004 and enacted a new rule governing the calculation of outlier payments. Since the changes to the outlier formula became effective in August 2003, we have been recognizing net revenue from outlier payments at estimated amounts determined under the new calculation formula. However, one of our Medicare fiscal intermediaries has continued to pay us at amounts calculated under the historical formula since August 2003. As such, our cash and cash equivalents at June 30, 2004 includes approximately $8.7 million, of which $1.1 million and $6.8 million were received during the third quarter and nine months of fiscal year 2004, respectively, that we may be required to repay the Medicare program. The $8.7 million is also reflected as a reduction to our accounts receivable, net, at June 30, 2004, consistent with our other estimated reimbursement settlements. The Medicare fiscal intermediary notified us in April 2004 that it would begin to pay us at rates consistent with the new calculation formula effective May 1, 2004 for our Medicare cost report year ending September 30, 2004. Accordingly, our cash and cash equivalents and our cash provided by operating activities was positively impacted by $1.1 million during the third quarter of fiscal 2004 as we received and reserved these payments; our cash and cash equivalents and our cash provided by operating activities will be negatively impacted in the future periods during which we repay the amounts. Any changes in these new rules or other regulations governing the Medicare and Medicaid programs, or the manner in which they are interpreted, may result in a material change in our net revenue in future periods.

     Medicare reimburses hospitals for capital-related costs using one of two alternative methodologies based upon whether the hospital is categorized as “new” under CMS regulations. As we previously discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, one of our Medicare fiscal intermediaries notified us on August 11, 2003 that it had been directed by CMS to change, on a retroactive and prospective basis, the capital cost reimbursement methodology applicable to four of our hospitals. This position was contrary to a previously written determination we had received from that fiscal intermediary on October 11, 2002 that confirmed the methodology being applied by those hospitals. Consistent with our belief that the position taken by the fiscal intermediary in October 2002 was based upon a correct interpretation of applicable CMS regulations, we began during the fourth quarter of fiscal 2003, to vigorously pursue our administrative, judicial and other remedies to challenge the matter with the fiscal intermediary and CMS.

     During February 2004, we learned that CMS, after considering its position, had determined that the change in capital reimbursement methodology would be effective August 11, 2003, and that the change would not be applied retroactively to any periods prior to that effective date. Accordingly, this change in methodology will not have any impact on a retroactive basis to our consolidated financial position, results of operations and cash flows, as our four affected hospitals will not be required to repay the Medicare program for the capital costs reimbursed prior to August 11, 2003. On a prospective basis, the fiscal intermediary began making payments for capital cost reimbursement under the new methodology for all claims submitted after August 11, 2003. The impact of this change for fiscal 2003 was a $1.2 million reduction in our net revenue, and for the third quarter of fiscal 2004 was a $1.7 million reduction in our net revenue from the amount that would have been recognized under the previous reimbursement method. In addition, we estimate the impact of this change in reimbursement will be approximately $7.2 million for the full fiscal year 2004. We believe the impact will diminish rapidly in future years, based on how reimbursement is calculated, and we estimate that the cumulative negative impact for fiscal years 2004 through 2009 will be from $15.0 million to $16.0 million. As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, CMS’s determination did not result in any changes to accounting estimates to our previously reported financial position, results of operations and cash flows for the fiscal year ended September 30, 2003.

     Critical Accounting Policies. During the nine months ended June 30, 2004, we have not made any material changes in the selection or application of our critical accounting policies as set forth in our Annual Report on Form 10-K for the year ended September 30, 2003.

Results of Operations

     Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Statement of Operations Data. The following table presents, for the periods indicated, our results of operations in dollars and as a percentage of net revenue:

	Three Months Ended June 30,
			Increase / (Decrease)		% of Net Revenue
	2004	2003	$	%	2004	2003
	(dollars in millions)
Net revenue	$180.8	$142.3	$38.5	27.1%	100.0%	100.0%
Operating expenses:
Personnel expense	57.1	43.7	13.4	30.7%	31.6%	30.7%
Medical supplies expense	51.8	37.7	14.1	37.4%	28.7%	26.5%
Bad debt expense	9.8	6.4	3.4	53.1%	5.4%	4.5%
Other operating expenses	39.0	32.9	6.1	18.5%	21.6%	23.1%
Pre-opening expenses	—	1.9	(1.9)	(100.0)%	—	1.3%
Depreciation	11.7	10.7	1.0	9.3%	6.5%	7.5%
Amortization	0.3	0.3	—	—	0.2%	0.2%
Loss (gain) on disposal of	—	—
property, equipment and other assets	—	—	—	—	—	—

Total operating expenses	169.7	133.6	36.1	27.0%	93.9%	93.9%

Income from operations	11.1	8.7	2.4	27.6%	6.1%	6.1%
Other income (expenses):
Interest expense	(7.3)	(6.5)	(0.8)	12.3%	(4.0)%	(4.6)%
Interest income	0.2	0.3	(0.1)	(33.3)%	0.1%	0.2%
Other income (expense), net	—	0.1	(0.1)	(100.0)%	—	0.1%
Equity in net earnings of unconsolidated affiliates	0.9	1.1	(0.2)	(18.2)%	0.5%	0.8%

Total other expenses, net	(6.2)	(5.0)	(1.2)	24.0%	(3.4)%	(3.5)%

Income before minority interest and income taxes	4.9	3.7	1.2	32.4%	2.7%	2.6%
Minority interest share of (earnings) losses of consolidated subsidiaries	(2.9)	(2.3)	(0.6)	26.1%	(1.6)%	(1.6)%

Income before income taxes	2.0	1.4	0.6	42.9%	1.1%	1.0%
Income tax expense	(0.6)	(0.6)	—	—	(0.3)%	(0.4)%

Net income	$1.4	$0.8	$0.6	75.0%	0.8%	0.6%

     The following tables present, for the periods indicated, selected operating data on a consolidated basis and same facility basis:

	Three Months Ended June 30,
	2004	2003	% Change
Selected Operating Data (consolidated):
Number of hospitals	12	9
Licensed beds (a)	704	580
Staffed and available beds (b)	609	485
Admissions (c)	10,898	8,724	24.9%
Adjusted admissions (d)	13,881	10,970	26.5%
Patient days (e)	36,872	30,760	19.9%
Adjusted patient days (f)	46,810	38,631	21.2%
Average length of stay (days) (g)	3.38	3.53	(4.2)%
Occupancy (h)	66.5%	69.7%
Inpatient catheterization procedures	5,850	4,621	26.6%
Inpatient surgical procedures	2,777	2,310	20.2%
Hospital Division net revenue	$167,193	$126,036	32.7%

	Three Months Ended June 30,
	2004	2003	% Change
Selected Operating Data (same facility):
Number of hospitals	9	9
Licensed beds (a)	580	580
Staffed and available beds (b)	531	485
Admissions (c)	9,875	8,724	13.2%
Adjusted admissions (d)	12,677	10,970	15.6%
Patient days (e)	33,538	30,760	9.0%
Adjusted patient days (f)	42,890	38,631	11.0%
Average length of stay (days) (g)	3.40	3.53	(3.7)%
Occupancy (h)	69.4%	69.7%
Inpatient catheterization procedures	5,090	4,621	10.1%
Inpatient surgical procedures	2,564	2,310	11.0%
Hospital Division net revenue	$146,274	$126,036	16.1%

(a)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(b)	Staffed and available beds represent the weighted average number of beds that are readily available for patient use during the period.

(c)	Admissions represent the number of patients admitted for inpatient treatment.

(d)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(e)	Patient days represent the total number of days of care provided to inpatients.

(f)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(g)	Average length of stay (days) represents the average number of days inpatients stay in our hospital.

(h)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

          Net Revenue. Net revenue increased 27.1% to $180.8 million for the three months ended June 30, 2004, the third quarter of our fiscal year 2004, from $142.3 million for the three months ended June 30, 2003, the third quarter of our fiscal year 2003. Of this $38.5 million increase in net revenue, our hospital division generated a $41.2 million increase, which was offset in part by a $2.0 million decrease in our diagnostics division and a $700,000 decrease in our corporate and other division.

     Of the $41.2 million increase in hospital division net revenue, $20.9 million was attributable to net revenue growth from our three new hospitals, including The Heart Hospital of Milwaukee which opened on October 14, 2003, Texsan Heart Hospital which opened January 13, 2004 and Heart Hospital of Lafayette which opened March 2, 2004. We are generally pleased with the performance of our new hospitals and expect to see continued growth in future periods. However, one of these new hospitals continues to ramp up below our planned expectations which has created a greater than anticipated drag on our operating results. We will continue to monitor this hospital’s operations and take appropriate actions to improve its performance. The remaining $20.3 million increase in hospital division net revenue was due to growth among our same facility hospitals. On a consolidated basis, hospital admissions increased 24.9% and adjusted admissions increased 26.5% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Also on a consolidated basis, inpatient catheterization procedures increased 26.6% and inpatient surgical procedures increased 20.2% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, while average length of stay decreased 4.2% to 3.38 days for the current fiscal quarter compared to 3.53 days for the same prior fiscal quarter.

     The $20.3 million increase in net revenue contributed by our same facility hospitals, along with the increases in admissions of 13.2%, adjusted admissions of 15.6%, inpatient catheterization procedures of 10.1%, and inpatient surgical procedures of 11.0% within our same facility hospitals was largely due to the growth in operations at Louisiana Heart Hospital, which was newly opened during the first six months of fiscal 2003. Excluding this hospital from our same facility comparison, our admissions increased 10.3% and our adjusted admissions increased 12.9% for our other same facility hospitals thereby driving an increase in net revenue at these hospitals.

     The $2.0 million decrease in our diagnostics division net revenue was the net result of several key changes in this division. New diagnostic and therapeutic businesses developed and opened since the third quarter of fiscal 2003 contributed an increase of $500,000, which was offset by a $2.3 million decrease resulting from the dissolution of one of our hospital-based facilities, Gaston Cardiology Services, LLC, in November 2003. The $200,000 decrease in our same facility diagnostics division net revenue was primarily the net result of growth in the number of procedures performed in two of our joint ventures, including new services added in one of our joint ventures, offset in part by a decline in the number of procedures performed in our mobile cardiac catheterization laboratories during the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Our mobile cardiac catheterization business has generally been declining in recent years as a result of a maturing market for such services. In response to this trend and consistent with our strategy, we have been, and will continue to be, focused on transitioning certain of our mobile business relationships into other businesses, such as interim leases or joint venture diagnostic and therapeutic facilities. In July 2004, we announced two joint ventures to build and manage cardiac catheterization laboratories for existing hospitals. As we continue to pursue business development opportunities with physicians and community hospital systems, the diagnostics division may become more significant to our net revenue and results of operations in future periods.

     The $700,000 decrease in our corporate and other division net revenue during the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 was primarily due to a decrease in our cardiology consulting and management operations. This decrease was primarily attributable to a change we made in the first quarter of fiscal 2004 to certain vendor relationships associated with one of our physician management contracts which eliminated a substantial amount of pass-through cost reimbursement revenue. The cost reimbursement changes under this contract reduced both our net revenue and certain of our operating expenses by corresponding amounts, and therefore had no impact on our consolidated income from operations or our consolidated net income for the third quarter of fiscal 2004. While we continue to receive pass-through cost reimbursement of certain personnel expenses under the terms of this physician management contract, we may restructure this contract in the future, which could result in a similar decline in our net revenue and operating expenses in our corporate and other division in future periods.

     Personnel expense. Personnel expense increased 30.7% to $57.1 million for the third quarter of fiscal 2004 from $43.7 million for the third quarter of fiscal 2003. This $13.4 million increase in personnel expense was primarily incurred in our hospital division, with our three new hospitals accounting for $9.2 million and our same facility hospitals accounting for $4.3 million of the increase. The increase in our same facility hospitals’ personnel expense was primarily attributable to the increase in admissions, inpatient catheterization and surgical procedures and net revenue for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, as previously discussed. As a percentage of net revenue, personnel expense increased to 31.6% for the third quarter of fiscal 2004 from 30.7% for the third quarter of fiscal 2003. This increase was primarily attributable to the high personnel costs relative to net revenue associated with the ramp up of The Heart Hospital of Milwaukee, which opened in the first quarter of fiscal 2004, and Texsan Heart Hospital and Heart Hospital of Lafayette, both of which opened in the second quarter of fiscal 2004. On an adjusted patient day basis, which is another measure we monitor for this expense category, personnel expense for our consolidated hospitals increased by 10.0% to $1,154 per adjusted patient day for the third quarter of fiscal 2004 from $1,049 per adjusted patient day for the third quarter of fiscal 2003. However, for our same facility hospitals, personnel expense per adjusted patient day of $1,044 for the third quarter of fiscal 2004 was consistent with the $1,049 per adjusted patient day for the third quarter of fiscal 2003, mainly due to the progress that we have made and continue to make in nurse recruiting. Our clinical vacancies have dropped considerably, and our registered nurse turnover has decreased since the third quarter of fiscal 2003. Moreover, our clinical contract labor cost fell 13.2% per patient day as compared to the quarter ended June 30, 2003.

     Medical supplies expense. Medical supplies expense increased 37.4% to $51.8 million for the third quarter of fiscal 2004 from $37.7 million for the third quarter of fiscal 2003. This $14.1 million increase in medical supplies expense was primarily incurred in our hospital division, with our three new hospitals accounting for $5.4 million and our same facility hospitals accounting for the remaining $8.7 million. The increase in same facility hospitals’ medical supplies expense was largely attributable to the increases in catheterization and surgical procedures performed during the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. In addition, the increase in surgical procedures during 2004 was disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies, such as automatic implantable cardioverter defibrillators (AICD) and pacemaker procedures. During the third quarter of fiscal 2004, we experienced a 58.8% increase in the number of AICD procedures compared to the third quarter of fiscal 2003. We have experienced a general trend over the past few fiscal quarters in which the number of surgical procedures involving AICD and other higher cost medical devices and supplies has increased as a component of our mix of procedures. In addition, the introduction of drug-eluting stents in April 2003 contributed to higher medical supplies expense during the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. We estimate in our hospital division that during the third quarter of fiscal 2004, approximately 59.4% of our cardiac procedures involving stents utilized drug-eluting stents compared to 23.5% in the third quarter of fiscal 2003; in addition, our average utilization rate for drug-eluting stents in this division was 1.3 stents per case during the third quarter of fiscal 2004. As a percentage of net revenue, medical supplies expense increased to 28.7% for the third quarter of fiscal 2004 from 26.5% for the third quarter of fiscal 2003. Similarly, hospital division medical supplies expense per adjusted patient day increased 17.2% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, reflecting the increase in procedures that use high-cost devices and drug-eluting stents.

     We expect our same facilities’ medical supplies expense to continue to increase in future periods as new technologies are introduced into the cardiovascular care market and as we continue to experience increased utilization of AICD and pacemaker procedures that use high-cost devices. The amount of increase in our medical supplies expense, and the relationship to net revenue, in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific new technology by physicians in providing patient care, as well as any changes in reimbursement amounts we may receive from Medicare and other payors. We also expect our medical supplies expense in future periods will remain sensitive to changes in case mix of procedures at our hospitals as surgical procedures typically involve higher cost medical supplies than catheterization procedures. Given the significance of our medical supplies expense and the recent trends facing our business, management is very focused on this expense category. We recently completed a review of our supply chain and a bid process from which we selected MedAssets, Inc. as our new group purchasing organization. During the second quarter of fiscal 2004, we executed a five-year agreement whereby MedAssets, Inc. will assist us in our supply chain logistics, optimization, information technology related to supplies and product sourcing. Our goals include improving our purchasing economics and optimizing our inventory costs by improving our purchasing logistics.

     Bad debt expense. Bad debt expense increased 53.1% to $9.8 million for the third quarter of fiscal 2004 from $6.4 million for the third quarter of fiscal 2003. This $3.4 million increase in bad debt expense was primarily incurred by our same facilities hospitals, which accounted for $2.1 million of the increase. Our three new hospitals accounted for the remaining $1.3 increase for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. The $2.1 million increase in our same facility hospitals’ bad debt expense was primarily attributable to growth in net revenue, as previously discussed. Moreover, Harlingen Medical Center, which continues to ramp up, operates in a market with a historically higher percentage of self-pay patients than our other hospitals. Our same facility hospitals’ days of net revenue in accounts receivable, based on third fiscal quarter net revenue, was 49 days as of June 30, 2004 compared to 51 days as of June 30, 2003. As a percentage of net revenue, bad debt expense increased to 5.4% for the third quarter of fiscal 2004 from 4.5% for the third quarter of fiscal 2003. While we continue to focus efforts on our receivables collection procedures and other processes in our business offices and our hospitals admissions, we do not expect to realize significant sustainable decreases in our days of net revenue in accounts receivable in future periods as we may have realized in current and prior periods. We also expect our bad debt expense to increase in fiscal 2004 compared to fiscal 2003 due to an increase in operating activity related to the opening and ramp up of our new hospitals.

     Lastly, bad debt expense may be subject to variability based on factors such as changes in reimbursement, market and industry trends with self-pay patients, and other similar factors. However, we believe our payor mix has a favorable impact on bad debt expense. Our hospital division derives approximately 52% of its net revenue from the Medicare program which, absent any billing process errors, typically remits payment to us within 14 to 21 days of submitting the bills. Our hospital division also derives 4% of its net revenue from the Medicaid program which, absent any billing process errors, also remits timely payment to us. We believe our hospital division has a low denial rate with commercial payors and a high collection rate on net revenue from these payors. Self-pay accounts are our primary source of bad debts, and we have historically collected approximately 25% of such amounts. As of June 30, 2004, our allowance for bad debts represented approximately 89% of our self-pay accounts receivable and 158% of our accounts receivable outstanding in excess of 150 days.

     Other operating expenses. Other operating expenses increased 18.5% to $39.0 million for the third quarter of fiscal 2004 from $32.9 million for the third quarter of fiscal 2003. This $6.1 million increase in other operating expense was primarily due to a $7.4 million increase generated by our hospital division, offset in part by a $500,000 decrease in our diagnostics division and a $900,000 decrease in our corporate and other division. Of the $7.4 million increase in our hospital division’s other operating expense, our three new hospitals accounted for $5.9 million and our same facility hospitals for the remaining $1.5 million. This increase in our same facility hospitals’ other operating expense was primarily attributable to the growth in our same facility hospitals’ operations, including Harlingen Medical Center and Louisiana Heart Hospital, which were newly opened during the first six months of fiscal 2003. The $500,000 decrease in our diagnostics division was primarily attributable to the corresponding decrease in net revenue, as previously discussed. The $900,000 decrease in our corporate and other division’s other operating expense was due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations, as previously discussed. As a percentage of net revenue, other operating expenses decreased to 21.6% for the third quarter of fiscal 2004 as compared to 23.1% for the third quarter of fiscal 2003. This decrease was primarily attributable to higher same facility hospital net revenue and the certain economies of scale achieved on the fixed cost components of our other operating expenses combined with the benefits realized from our company-wide cost control initiatives. In addition, this quarter our favorable claim experience resulted in a reduction in the amount of medical malpractice expense related to incurred but not reported claims. We continued to add to our reserves this quarter, but we did so at a lower rate based on the actuarial reserves calculation.

     Pre-opening expenses. No pre-opening expenses were incurred for the third quarter of fiscal 2004 whereas $1.9 million were incurred for the third quarter of fiscal 2003. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. Upon opening Heart Hospital of Lafayette during the second quarter of fiscal 2004, we have completed our hospital expansion plans that commenced three years ago, and we do not currently have any other hospitals under development. Accordingly, we are no longer incurring pre-opening expenses. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.

     Depreciation. Depreciation increased 9.3% to $11.7 million for the third quarter of fiscal 2004 from $10.7 million for the third quarter of fiscal 2003. This $1.0 million increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of our three new hospitals, offset in part by a decrease related to equipment that became fully depreciated during fiscal 2003 in certain of our same facility hospitals. We expect depreciation expense to increase for the fourth quarter of fiscal 2004 compared to fiscal 2003 due to our new hospitals opened during fiscal 2003 and 2004.

     Interest expense. Interest expense increased 12.3% to $7.3 million for the third quarter of fiscal 2004 compared to $6.5 million for the third quarter of fiscal 2003. This $800,000 increase in interest expense was primarily attributable to an approximately $1.3 million increase from our three new hospitals, offset in part by a $400,000 decrease in our same facility hospitals. This decrease in interest expense in our same facility hospitals resulted from a decrease in outstanding debt through scheduled principal payments and prepayment reductions. In addition, we capitalized approximately $257,000 of interest expense as part of the capitalized construction costs of our hospitals that were under development during the third quarter of fiscal 2003. No interest expense was capitalized in the third quarter of fiscal 2004. Due to the July 7, 2004 financing transaction, we expect our interest expense to increase in future periods.

     Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased 18.2% to $900,000 for the third quarter of fiscal 2004 compared to $1.1 million for the third quarter of fiscal 2003. This $200,000 decrease was attributable to a decline in the operating results of our unconsolidated affiliate hospital primarily due to the reduction in that hospital’s capital cost reimbursement under the Medicare program as the hospital transitioned to the full federal payment methodology following its second full year of operations on October 1, 2003. We have only one hospital in which we hold less than a 50.0% equity interest and which we were required to account for as an equity investment during the third quarter of fiscal 2004 and 2003. In our diagnostics division, our corporate and other division, and one of our majority-owned hospitals, we also continue to hold a small number of additional equity investments.

     Earnings allocated to minority interests. Earnings allocated to minority interests increased to an income allocation of $2.9 million for the third quarter of fiscal 2004 from an income allocation of $2.3 million for the third quarter of fiscal 2003. This $600,000 increase was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocating such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during the third quarter of fiscal 2004 compared to the same period of fiscal 2003. In general, our earnings allocated to minority interests increased due to a decrease in ramp up losses incurred by our new hospitals which were allocated to our minority partners on a pro rata basis combined with an increase in earnings of certain of our same facility hospitals which were allocated to our minority partners on a pro rata basis. These additions to our earnings allocated to minority interests were offset in part by a change from pro rata to disproportionate recognition of losses at one of our new hospitals that continues to ramp up combined with a change from disproportionate to pro rata recognition of earnings at one of our same facility hospitals during the third quarter of fiscal 2004 compared to the prior year. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. As evidenced this fiscal quarter, disproportionate recognition makes our earnings allocated to minority interests highly dependent on our mix of operating results among our individual hospitals and may cause the balance to vary significantly among periods and not remain proportional to our consolidated earnings before minority interest and taxes. During the third quarter of fiscal 2004, the disproportionate recognition of losses allocated to our minority interests had a negative impact of $2.1 million on our reported income before income taxes. During the third quarter of fiscal 2003, the disproportionate recognition of earnings allocated to our minority interests had a negative impact of $1.4 million on our reported income before income taxes.

     We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of June 30, 2004, we had remaining cumulative disproportionate loss allocations of approximately $23.2 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses, depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in disproportionate allocation depending on their results of operations in future periods.

     Income taxes. Income tax expense was $658,000 for the third quarter of fiscal 2004 compared to $638,000 for the third quarter of fiscal 2003, which represented an effective tax rate of approximately 32.3% and 45.1%, respectively. The Company continues to have federal and state net operating loss carry forwards available from prior periods of offset the majority of its current tax liabilities. The Company does not have a material current federal income tax liability; however, the Company has an estimated current state income tax liability of approximately $480,000 due to the fact that it does not have remaining state net operating loss carry forwards to offset the current state tax liabilities in all states in which it operates.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

          Statement of Operations Data. The following table presents, for the periods indicated, our results of operations in dollars and as a percentage of net revenue:

	Nine Months Ended June 30,
			Increase /(Decrease)		% of Net Revenue
	2004	2003	$	%	2004	2003
	(dollars in millions)
Net revenue	$510.7	$398.6	$112.1	28.1%	100.0%	100.0%
Operating expenses:
Personnel expense	160.5	126.8	33.7	26.6%	31.4%	31.8%
Medical supplies expense	141.4	98.3	43.1	43.8%	27.7%	24.7%
Bad debt expense	33.3	16.6	16.7	100.6%	6.5%	4.2%
Other operating expenses	110.5	95.7	14.8	15.5%	21.6%	24.0%
Pre-opening expenses	5.5	7.0	(1.5)	(21.4)%	1.1%	1.8%
Depreciation	33.2	30.1	3.1	10.3%	6.5%	7.6%
Amortization	0.9	1.2	(0.3)	(25.0)%	0.2%	0.3%
Loss (gain) on disposal of	—	—
property, equipment and other assets	—	0.1	(0.1)	(100.0)%	—	0.0%

Total operating expenses	485.3	375.8	109.5	29.1%	95.0%	94.3%

Income from operations	25.4	22.7	2.7	11.9%	5.0%	5.7%
Other income (expenses):
Interest expense	(21.1)	(18.9)	(2.2)	11.6%	(4.1)%	(4.7)%
Interest income	0.6	1.1	(0.5)	(45.5)%	0.1%	0.3%
Other income (expense), net	—	0.2	(0.2)	(100.0)%	—	0.1%
Equity in net earnings of unconsolidated affiliates	2.6	2.9	(0.3)	(10.3)%	0.5%	0.7%

Total other expenses, net	(17.9)	(14.7)	(3.2)	21.8%	(3.5)%	(3.7)%

Income before minority interest and income taxes	7.5	8.1	(0.6)	(7.4)%	1.5%	2.0%
Minority interest share of earnings of consolidated subsidiaries	(2.8)	(5.0)	2.2	(44.0)%	(0.5)%	(1.3)%

Income before income taxes	4.7	3.1	1.6	51.6%	0.9%	0.8%
Income tax expense	(1.6)	(1.3)	(0.3)	23.1%	(0.3)%	(0.3)%

Net income	$3.1	$1.8	$1.3	72.2%	0.6%	0.5%

     The following tables present, for the periods indicated, selected operating data on a consolidated basis and same facility basis:

	Nine Months Ended June 30,
	2004	2003	% Change
Selected Operating Data (consolidated):
Number of hospitals	12	9
Licensed beds (a)	704	580
Staffed and available beds (b)	609	485
Admissions (c)	31,332	23,817	31.6%
Adjusted admissions (d)	39,651	29,607	33.9%
Patient days (e)	109,214	86,137	26.8%
Adjusted patient days (f)	137,911	107,040	28.8%
Average length of stay (days) (g)	3.49	3.62	(3.6)%
Occupancy (h)	65.5%	65.1%
Inpatient catheterization procedures	16,116	12,813	25.8%
Inpatient surgical procedures	7,855	6,483	21.2%
Hospital Division net revenue	$468,250	$347,537	34.7%

	Nine Months Ended June 30,
	2004	2003	% Change
Selected Operating Data (same facility):
Number of hospitals	8	8
Licensed beds (a)	522	522
Staffed and available beds (b)	489	465
Admissions (c)	28,375	23,480	20.8%
Adjusted admissions (d)	35,884	29,128	23.2%
Patient days (e)	99,832	85,248	17.1%
Adjusted patient days (f)	125,983	105,776	19.1%
Average length of stay (days) (g)	3.52	3.63	(3.0)%
Occupancy (h)	74.5%	67.2%
Inpatient catheterization procedures	14,150	12,608	12.2%
Inpatient surgical procedures	6,995	6,372	9.8%
Hospital Division net revenue	$401,890	$340,607	18.0%

(a)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(b)	Staffed and available beds represent the weighted average number of beds that are readily available for patient use during the period.

(c)	Admissions represent the number of patients admitted for inpatient treatment.

(d)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(e)	Patient days represent the total number of days of care provided to inpatients.

(f)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(g)	Average length of stay (days) represents the average number of days inpatients stay in our hospital.

(h)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

     Net Revenue. Net revenue increased 28.1% to $510.7 million for the nine months ended June 30, 2004, the first nine months of our fiscal year 2004, from $398.6 million for the nine months ended June 30, 2003, the first nine months of our fiscal year 2003. Of this $112.1 million increase in net revenue, our hospital division generated a $120.7 million increase, which was offset by a $1.3 million decrease in our diagnostics division and a $7.3 million decrease in our corporate and other division.

     The $120.7 million increase in hospital division net revenue was attributable to $59.4 million of net revenue growth from our four new hospitals, including Louisiana Heart Hospital which opened on February 28, 2003, The Heart Hospital of Milwaukee which opened on October 14, 2003, Texsan Heart Hospital which opened January 13, 2004, and Heart Hospital of Lafayette which opened March 2, 2004, and $61.3 million of growth among our same facility hospitals. On a consolidated basis, hospital admissions increased 31.6% and adjusted admissions increased 33.9% for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Also on a consolidated basis, inpatient catheterization procedures increased 25.8% and inpatient surgical procedures increased 21.2% for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, while average length of stay decreased 3.6% to 3.49 days for the first nine months of fiscal 2004 compared to 3.62 days for the first nine months of fiscal 2003.

     The $61.3 million increase in net revenue contributed by our same facility hospitals, along with the increases in admissions of 20.8%, adjusted admissions of 23.2%, inpatient catheterization procedures of 12.2%, and inpatient surgical procedures of 9.8% within our same facility hospitals was largely due to the growth in operations of Harlingen Medical Center and the re-opening of Bakersfield Heart Hospital’s emergency department during the second quarter of fiscal 2003 after it was closed in the third quarter of fiscal 2002. Excluding these two hospitals from our same facility comparison, our admissions increased 18.4% and our adjusted admissions increased 9.0% for our other same facility hospitals thereby driving an increase in net revenue at these hospitals.

     The $1.3 million decrease in our diagnostics division net revenue was the net result of several key changes in this division. Of the $1.3 million decrease in net revenue, new diagnostic and therapeutic businesses developed and opened since the third quarter of fiscal 2003 contributed an increase of $2.2 million and our same facility diagnostic services generated a $1.5 million increase in our same facility diagnostic services, which was offset by a $5.0 million decrease resulting from the dissolution of Gaston Cardiology Services, LLC in November 2003. The $1.5 million increase in our same facility diagnostics net revenue was primarily the net result of growth in the number of procedures performed, including new services added, in one of our joint ventures, offset in part by a decline in the number of procedures performed in our mobile cardiac catheterization laboratories during the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, as previously discussed.

     The $7.3 million decrease in our corporate and other division net revenue during the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 was primarily due to a decrease in our cardiology consulting and management operations attributable to two key changes in that business. In the third quarter of fiscal 2003, we restructured one of our two physician management contracts, which reduced management fee revenue, but more significantly eliminated a pass-through cost reimbursement arrangement. In the first quarter of fiscal 2004, we changed certain vendor relationships associated with our second physician management contract to eliminate a substantial amount of pass-through cost reimbursement revenue, as previously discussed. The cost reimbursement changes under these two contracts reduced both our net revenue and certain of our operating expenses by corresponding amounts, and therefore had no impact on our consolidated income from operations or our consolidated net income during the first nine months of fiscal 2004.

     Personnel expense. Personnel expense increased 26.6% to $160.5 million for the first nine months of fiscal 2004 from $126.8 million for the first nine months of fiscal 2003. This $33.7 million increase in personnel expense was primarily due to a $36.2 million increase generated by our hospital division, offset in part by a $2.3 million decrease in our corporate and other division. Of the $36.2 million increase in hospital division personnel expense, our four new hospitals accounted for $23.7 million and our same facility hospitals accounted for the remaining $12.5 million. This increase in our same facility hospitals’ personnel expense was primarily attributable to the increase in admissions, inpatient catheterization and surgical procedures and net revenue for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, as previously discussed. The $2.3 million decrease in our corporate and other division’s personnel expense was due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations, as previously discussed. As a percentage of net revenue, personnel expense decreased slightly to 31.4% for the first nine months of fiscal 2004 from 31.8% for the first nine months of fiscal 2003. This decrease was primarily attributable to higher same facility hospital net revenue offset in part by the high personnel costs relative to net revenue associated with the ramp up of The Heart Hospital of Milwaukee and Texsan Heart Hospital. On an adjusted patient day basis, personnel expense for our consolidated hospitals increased by to $1,095 per adjusted patient day for the first nine months of fiscal 2004 from $1,073 per adjusted patient day for the first nine months of fiscal 2003. Personnel expense on an adjusted patient day basis for our same facility hospitals declined 6.6% to $984 from $1,053 for these same comparable periods, which we believe is the result of our concentration on staffing levels, recruiting and retention of nurses in our hospitals, and a decrease in contract labor.

     Medical supplies expense. Medical supplies expense increased 43.8% to $141.4 million for the first nine months of fiscal 2004 from $98.3 million for the first nine months of fiscal 2003. This $43.1 million increase in medical supplies expense was due to a $41.1 million increase in our hospital division and a $2.0 million increase in our diagnostics division. Of the $41.1 million increase in our hospital division’s medical supplies expense, our four new hospitals accounted for $15.9 million and our same facility hospitals accounted for the remaining $25.2 million. This increase in our same facility hospitals’ medical supplies expense was attributable to the increases in catheterization and surgical procedures performed during the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, combined with the increased number of surgical procedures that use high-cost medical devices and supplies and the introduction of drug eluting stents. The $2.0 million increase in diagnostics division medical supplies expense was primarily attributable to the net revenue growth in its operations and the increased costs associated with drug-eluting stents during the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. As a percentage of net revenue, medical supplies expense increased to 27.7% for the first nine months of fiscal 2004 from 24.7% for the first nine months of fiscal 2003.

     Bad debt expense. Bad debt expense increased 100.6 % to $33.3 million for the first nine months of fiscal 2004 from $16.6 million for the first nine months of fiscal 2003. This $16.7 million increase in bad debt expense was primarily incurred by our same facilities hospitals, which accounted for $13.6 million of the increase. Our four new hospitals accounted for the remaining $3.1 million increase for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. The $13.6 million increase in our same facility hospitals’ bad debt expense was primarily attributable to growth in net revenue, as previously discussed, and an increase in the number of self-pay patients in several of our markets this fiscal year, including the impact of the continued ramp up of Harlingen Medical Center which operates in a market with a historically higher percentage of self-pay patients than our other hospitals. As a percentage of net revenue, bad debt expense increased to 6.5% for the first nine months of fiscal 2004 from 4.2% for the first nine months of fiscal 2003.

     Other operating expenses. Other operating expenses increased 15.5% to $110.5 million for the first nine months of fiscal 2004 from $95.7 million for the first nine months of fiscal 2003. This $14.8 million increase in other operating expense was primarily due to a $21.1 million increase generated by our hospital division, offset in part by a $900,000 decrease in our diagnostics division and a $5.4 million decrease in our corporate and other division. Of the $21.1 million increase in hospital division other operating expense, our four new hospitals accounted for $16.0 million and our same facility hospitals accounted for the remaining $5.1 million. This increase in our same facility hospitals’ other operating expense was primarily attributable to the growth in our same facility hospitals’ operations, including Harlingen Medical Center which was newly opened during the first three months of fiscal 2003. These increases in other operating expenses were offset in part by decreases resulting from company-wide cost control initiatives. The $900,000 decrease in our diagnostics division was primarily attributable to reduced operating costs resulting from the dissolution of Gaston Cardiology Services, LLC and the decline in our mobile cardiac catheterization laboratory operation, combined with company-wide cost control initiatives. The $5.4 million decrease in our corporate and other division’s other operating expense was primarily due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations, as previously discussed. As a percentage of net revenue, other operating expenses decreased to 21.6% for the first nine months of fiscal 2004 from 24.0% for the first nine months of fiscal 2003. This decrease was primarily attributable to higher same facility hospital net revenue and the certain economies of scale achieved on the fixed cost components of our other operating expenses combined with the benefits realized from our company-wide cost control initiatives.

     Pre-opening expenses. Pre-opening expenses decreased 21.4% to $5.5 million for the first nine months of fiscal 2004 from $7.0 million for the first nine months of fiscal 2003.

     Depreciation. Depreciation increased 10.3% to $33.2 million for the first nine months of fiscal 2004 from $30.1 million for the first nine months of fiscal 2003. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of our four new hospitals, offset in part by a decrease related to equipment that became fully depreciated during fiscal 2003 in certain of our same facility hospitals.

     Interest expense. Interest expense increased 11.6% to $21.1 million for the first nine months of fiscal 2004 compared to $18.9 million for the first nine months of fiscal 2003. This $2.2 million increase in interest expense was primarily attributable to an approximately $3.5 million increase from our four new hospitals, offset in part by an $1.3 decrease in our same facility hospitals. This decrease in interest expense in our same facility hospitals resulted from a decrease in outstanding debt through scheduled principal payments and prepayment reductions. In addition, we capitalized approximately $642,000 and $951,000 of interest expense as part of the capitalized construction costs of our hospitals that were under development during the first nine months of fiscal 2004 and 2003, respectively

     Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased 10.3% to $2.6 million for the third quarter of fiscal 2004 compared to $2.9 million for the third quarter of fiscal 2003. The $2.6 million of equity in net earnings of unconsolidated affiliates for the fiscal 2004 period includes $442,000 associated with a gain on sale of land by an unconsolidated affiliate of one of our hospitals. Excluding this gain, our equity in earnings of unconsolidated affiliates decreased approximately $742,000. This decrease was attributable to a decline in the operating results of our unconsolidated affiliate hospital primarily due to the reduction in that hospital’s capital cost reimbursement under the Medicare program as the hospital transitioned to the full federal payment methodology following its second full year of operations on October 1, 2003.

     Earnings allocated to minority interests. Earnings allocated to minority interests decreased to an income allocation of $2.8 million for the first nine months of fiscal 2004 from an income allocation of $5.0 million for the first nine months of fiscal 2003. This decrease was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocation of such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during the first nine months of fiscal 2004 compared to the same period of fiscal 2003. In general, our earnings allocated to minority interests decreased due to an increase in ramp up losses incurred by our new hospitals which were allocated to our minority partners on a pro rata basis combined with a decrease in earnings of certain of our same facility hospitals which were allocated to our minority partners on a pro rata basis. These reductions to our earnings allocated to minority interests were offset in part by a change from pro rata to disproportionate recognition of losses at four of our new hospitals that continues to ramp up combined with a change from pro rata recognition of losses to disproportionate recognition of earnings at one of one same facility hospitals during the first nine months of fiscal 2004 compared to the prior year. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. As evidenced this fiscal period, disproportionate recognition makes our earnings allocated to minority interests highly dependent on our mix of operating results among our individual hospitals and may cause the balance to vary significantly among periods and not remain proportional to our consolidated earnings before minority interest and taxes. During the first nine months of fiscal 2004, the disproportionate recognition of losses allocated to our minority interests had a negative impact of $1.7 million on our reported income before income taxes. During the first nine months of fiscal 2003, the disproportionate recognition of earnings allocated to our minority interests had a negative impact of $3.6 million on our reported income before income taxes.

     Income taxes. Income tax expense was $1.7 million for the first nine months of fiscal 2004 compared to $1.3 million for the first nine months of fiscal 2003, which represented an effective tax rate of approximately 35.0% and 42.4%, respectively. Our effective tax rate for the first nine months of fiscal 2004 is estimated based on projected earnings for the full fiscal year and may change in future interim periods if actual results are materially different from current expectations. The Company continues to have federal and state net operating loss carry forwards available from prior periods to offset the majority of its current tax liabilities. The Company does not have a material current federal income tax liability; however, the Company has an estimated current state income tax liability of approximately $480,000 due to the fact that it does not have remaining state net operating loss carry forwards to offset the current state tax liabilities in all states in which it operates.

Liquidity and Capital Resources

     Working Capital and Cash Flow Activities. Our consolidated working capital was $102.8 million at June 30, 2004 and $63.9 million at September 30, 2003. The increase of $38.9 million in working capital resulted primarily from a decrease in current portion of long-term debt and accrued construction and development costs combined with increases in accounts receivable, net, and medical supplies, offset in part by decreases in cash and cash equivalents and prepaid expenses and other current assets combined with increases in accounts payable, accrued compensation and benefits and other accrued liabilities.

     The decrease in cash and cash equivalents primarily resulted from repayments of long-term debt and obligations under capital leases, distributions to minority partners at three of our hospitals and six of our diagnostic facilities and capital expenditures during the first nine months of fiscal 2004. Our repayments of long-term debt included a principal prepayment related to amended loan terms of the mortgage debt at one of our hospitals of $11.4 million, which had been classified as a current obligation at September 30, 2003 and the repayment of equipment debt at another one of our hospitals of $3.2 million. Our capital expenditures during the first nine months principally related to our four new hospitals, Louisiana Heart Hospital, The Heart Hospital of Milwaukee, Texsan Heart Hospital, Heart Hospital of Lafayette and software licenses and development cost related to information systems for our hospitals. These decreases to cash and cash equivalents were partially offset by cash flows provided by operations, dividends received from unconsolidated affiliates, proceeds for the sale of property and equipment and net proceeds from borrowings to fund the capital expenditures for our four new hospitals.

     As discussed under the above caption “Results of Operations – General – Medicare Reimbursement Changes,” our cash and cash equivalents at June 30, 2004 includes approximately $8.7 million that we have received in outlier payments from one of our Medicare intermediaries that we expect to repay to the Medicare program upon final settlement of cost reports for the periods in question. Of this $8.7 million, $6.8 million was received during the first nine months of fiscal 2004. We have reflected this $8.7 million as a reduction to our accounts receivable, net at June 30, 2004, consistent with our other estimated reimbursement settlements, and have not recognized the receipt of these outlier payments as net revenue in any affected period. However, net cash provided by operating activities during the first nine months of fiscal 2004 was positively impacted by the $6.8 million for the payments received during that period. The Medicare fiscal intermediary notified us in April 2004 that it would begin to pay us at rates consistent with the new calculation formula effective May 1, 2004 for our Medicare cost report year ending September 30, 2004; thus, we expect no future increase in the $8.7 million received in outlier payments. Our cash and cash equivalents and our cash flows from operations will decrease in the future period in which we may be required to repay the amounts upon filing our Medicare cost reports.

     The increase in accounts payable was primarily due to an increase in activity at Texsan Heart Hospital and Heart Hospital of Lafayette which opened during the second quarter of fiscal 2004 offset in part by the timing of our payment cycle at several of our same facility hospitals, which resulted in a decrease in unpaid vendor invoices as of June 30, 2004 compared to September 30, 2003. The increase in accrued compensation and benefits was primarily due to an increase in deferred compensation under nurse retention arrangements at one of our same facility hospitals and increases in staffing related to the ramp up of Harlingen Medical Center and our four new hospitals. The increase in other accrued liabilities was primarily due to an accrual for software licenses and an increase in activity at our four new hospitals offset in part by the payment of distributions to minority partners at one of our hospitals during the first nine months of fiscal 2004 that were declared but not paid and therefore accrued as of September 30, 2004. The decrease in prepaid and other current assets was due primarily to the amortization of prepaid insurance premiums during the first nine months of fiscal 2004.

     The increase in accounts receivable, net, was primarily attributable to the growth in our net revenue during the third quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003, including the ramp up of our four new hospitals, and the growth in our same facility hospitals. These increases in accounts receivable, net, were offset by estimated third-party payor reimbursement settlements accrued during the first nine months of fiscal 2004, including the outlier payments as previously discussed. The increase in medical supplies was primarily due to increases at Harlingen Medical Center and the ramp up of our four new hospitals. The decrease in accrued construction and development costs resulted from the financing of equipment purchases that were accrued at September 30, 2003 with borrowings under equipment notes payable during the first nine months of fiscal 2004 at Louisiana Heart Hospital and The Heart Hospital of Milwaukee. This decrease in accrued construction and development costs was offset in part by increased purchase receipts of equipment not yet financed with borrowings under equipment notes payable at June 30, 2004 at Texsan Heart Hospital and Heart Hospital of Lafayette.

     A significant portion of our change in working capital was due to the decrease in current portion of long-term debt during the first nine months of fiscal 2004. This decrease was primarily due to the principal prepayment of mortgage debt at Bakersfield Heart Hospital, as previously discussed and reclassifying to long-term debt the current maturities of certain debt instruments that were prepaid on July 7, 2004 with proceeds from the issuance of senior unsecured notes and a new credit facility (see discussion below).

     Another significant portion of our change in working capital was due to the opening and subsequent operating activities of our four new hospitals, Louisiana Heart Hospital, The Milwaukee Heart Hospital, Texsan Heart Hospital and Heart Hospital of Lafayette and the continued ramp-up of Harlingen Medical Center. Consistent with the trend from September 30, 2003 to June 30, 2004, we expect our working capital to fluctuate as our new hospitals progress through the ramp-up period. As each new hospital neared its opening, working capital decreased as accounts payable and accrued liabilities increased; conversely, subsequent to the opening of each new hospital, working capital increased and continues to increase primarily as a result of increases in accounts receivable, net, from operating activities.

     Our operating activities provided net cash of $40.5 million for the first nine months of fiscal 2004 compared to net cash provided of $32.1 million for the first nine months of fiscal 2003. The $40.5 million net cash provided by operating activities for the first nine months of fiscal 2004 was the result of cash flow provided by our operations offset in part by the net changes in our working capital as discussed above. The $32.1 million of net cash provided by operating activities for the first nine months of fiscal 2003 was primarily the result of cash flow provided by our operations combined with increases in accounts payable and other accrued liabilities offset in part by increases in accounts receivable, net, medical supplies and prepaid expenses and other current assets.

     Our investing activities used net cash of $50.3 million for the first nine months of fiscal 2004 compared to net cash used of $71.0 million for the first nine months of fiscal 2003. The $50.3 of net cash used by investing activities in the first nine months of fiscal 2004 was primarily due to our capital expenditures during the period, offset in part by proceeds from the sale of property and equipment. The $71.0 million of net cash used by investing activities for the first nine months of fiscal 2003 was also primarily due to our capital expenditures, related mostly to our hospitals under development, and partially offset by a net decrease in investments in and advances to our unconsolidated affiliate hospital. Although we have completed our hospital expansion plans that commenced three years ago, and we do not currently have any other hospitals under development, we expect to continue to use cash in investing activities in future periods. The amount will depend largely on the type and size of strategic investments we make in future periods.

     Our financing activities provided net cash of $5.4 million for the first nine months of fiscal 2004 compared to net cash provided of $31.2 million for the first nine months of fiscal 2003. The $5.4 million of net cash provided by financing activities for the first nine months of fiscal 2004 was primarily the result of proceeds from the issuance of long-term debt, net of loan acquisition costs, of $66.9 million, offset in part by repayments of long-term debt and capital lease obligations of $53.9 million and distributions to, net of investments by, minority partners of $8.1 million. The $31.2 million of net cash provided by financing activities for the first nine months of fiscal 2003 was the result of proceeds from the issuance of long-term debt, net of loan acquisition costs, of $63.1 million, offset in part by repayments of short-term borrowings, long-term debt and capital lease obligations of $25.1 and distributions to, net of investments by, minority partners of $5.9 million.

     Capital Expenditures. Expenditures for property and equipment for the first nine months of fiscal years 2004 and 2003 were $53.5 million and $72.1 million, respectively. These capital expenditures included $43.4 million and $50.8 million for the first nine months of fiscal years 2004 and 2003, respectively for our four most recently opened hospitals: Louisiana Heart Hospital, The Milwaukee Heart Hospital, Texsan Heart Hospital and Heart Hospital of Lafayette. In addition, we incurred $1.4 million and $4.5 million of capital lease obligations during the first nine months of fiscal 2004 and the first nine months of fiscal 2003, respectively, and we had accrued $10.2 million and $8.4 million, respectively, of capital expenditures primarily related to new hospital development at June 30, 2004 and 2003. We expect our capital expenditures will decrease for fiscal 2004 and future periods compared to fiscal 2003 as we opened our last hospital under development in March 2004. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.

     Commitments. As of June 30, 2004, Louisiana Heart Hospital, The Heart Hospital of Milwaukee, Texsan Heart Hospital and Heart Hospital of Lafayette were committed (and had paid and accrued amounts) under their construction contracts as set forth in the table below (in millions):

	Amount	Amount	Amount
	Committed	Paid	Accrued
Louisiana Heart Hospital	$22.4	$22.2	$0.2
Texsan Heart Hospital	$30.0	$29.1	$0.8
The Heart Hospital of Milwaukee	$15.7	$15.7	$—
Heart Hospital of Lafayette	$13.6	$12.9	$0.8

     Obligations and Availability of Financing. At June 30, 2004, we had $374.6 million of outstanding debt, $12.1 million of which was classified as current. Of the $374.6 million of outstanding debt, $366.6 million was outstanding to lenders to our hospitals and included $6.1 million outstanding under capital leases. The remaining $8.0 million of debt was outstanding to lenders to our diagnostic services and corporate and other divisions under capital leases and other miscellaneous indebtedness, primarily equipment notes payable. No amounts were outstanding under our $100.0 million revolving credit facility at June 30, 2004. At the same date, however, we had letters of credit outstanding of $9.5 million, which reduced our availability under this facility to $90.5 million, subject to limitations on our total indebtedness as stipulated under other debt agreements.

     In addition to the $374.6 million of outstanding debt at June 30, 2004, we had $5.4 million of a working capital note due to a community hospital investor partner at one of our hospitals that will be repaid as funds are available and is included in other long-term obligations.

     On July 7, 2004, we completed our offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes in a private placement to qualified institutional buyers. Concurrent with our offering of the notes, we entered into a $200.0 million senior secured credit facility with a syndicate of banks and other institutional lenders. The new credit facility provides for a seven-year term loan facility in the amount of $100.0 million, all of which was drawn on July 7, 2004 and a five-year senior secured revolving credit facility in the amount of $100.0 million which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. Proceeds from these new debt facilities combined with cash on hand were used to repay $276.9 million of the $374.6 million of long-term debt outstanding at June 30, 2004. See Note 7—Long-Term Debt and Note 15—Subsequent Event for details regarding the long-term debt repaid and terms of the new debt facilities.

     As of June 30, 2004, The Heart Hospital of Milwaukee, Texsan Heart Hospital and Heart Hospital of Lafayette have $15.0 million, $20.0 million and $12.0 million, respectively, of debt commitments to finance the purchases of equipment. As of June 30, 2004, The Heart Hospital of Milwaukee had borrowed $12.3 million of the $15.0 million available, Texsan Heart Hospital had borrowed $11.7 million of the $20.0 million available, and Heart Hospital of Lafayette had borrowed $3.2 million of the $12.0 million available under its commitment. On July 7, 2004, we repaid all the outstanding borrowings under The Heart Hospital of Milwaukee’s equipment financing.

     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At June 30, 2004, we were in compliance with all debt covenants in the instruments governing our outstanding debt that remained in existence after the July 7, 2004 financing transaction and therefore still subject to the related debt covenants.

     At June 30, 2004, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for bank mortgage loans. We also guaranteed a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. Upon repayment of the outstanding debt of certain of our bank mortgage loans and equipment notes payable on July 7, 2004, we were released from the related guarantees by the lenders. We remain obligated under the guarantees provided to the lenders of the mortgage loans and equipment notes payable that were not repaid. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.

     We also guarantee approximately 50% of the real estate and 30% of the equipment debt of Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at June 30, 2004, and therefore do not consolidate the hospital’s results of operation and financial position. We provide such guarantee in exchange for a fee from the hospital. At June 30, 2004, Heart Hospital of South Dakota was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $27.1 million and $9.2 million, respectively, at June 30, 2004. Accordingly, the real estate debt and the equipment debt guaranteed by us was approximately $13.6 million and $2.8 million, respectively, at June 30, 2004.

     We believe that internally generated cash flows and available borrowings under our new credit facility, together with the remaining net proceeds of our initial public offering, and borrowings available under equipment debt commitments will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.

     Intercompany Financing Arrangements. We use intercompany financing arrangements to provide cash support to individual hospitals for their working capital needs, including the needs of our new hospitals during the ramp-up period and any periodic or on-going needs of our hospitals. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinated to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of the borrowing hospital’s accounts receivable. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of June 30, 2004 and September 30, 2003, we held $114.0 million and $88.0 million, respectively, of intercompany notes, net of advances from our hospitals. The increase of approximately $26.0 million was primarily attributable to the funding of working capital at our new hospitals. The aggregate amount of these intercompany loans and cash advances outstanding fluctuates from time to time depending upon our hospitals’ needs for capital resources.

     Concurrent with our new financing, we provided secured real estate and equipment financings to our majority-owned hospitals in addition to the working capital support. The aggregate amount of the intercompany real estate and equipment loans we provided at July 7, 2004 was $387.6 million.

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

Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors filed as Exhibit 99.1 – Risk Factors to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, before making an investment decision with respect to our common stock. A copy of this quarterly report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.

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

     As required by their mortgage loans, three of our consolidated hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. Both the new mortgage loans and the fixed interest rate swaps mature in July 2006. At June 30, 2004, the average variable rate on the new mortgage loans was 4.25%. The fair value of the interest rate swaps at June 30, 2004 was an obligation of approximately $1.2 million. We recognized an unrealized gain, net of income taxes, of $581,000 for the three months ended June 30, 2004 and an unrealized gain, net of income taxes, of $730,000 for the nine months ended June 30, 2004 due to changes in the fair value of these swaps. These unrealized amounts are included in comprehensive income in our consolidated statement of stockholders’ equity in accordance with accounting principles generally accepted in the United States of America.

     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at June 30, 2004 included approximately $216.5 million of variable rate debt at an approximate average interest rate of 5.03%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.6 million for the nine months ended June 30, 2004.

     On July 7, 2004, we repaid a significant portion of our debt as part of a financing transaction, which will result in the recapture of other comprehensive loss under interest rate swaps during the fourth quarter of fiscal 2004. See Note 15—Subsequent Event in our unaudited consolidated financial statements and related notes included elsewhere in this report.

Item 4. Controls and Procedures

     The president and chief executive officer and the executive vice president and chief financial officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation, as of June 30, 2004, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the president and chief executive officer and executive vice president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     No change in the Company’s internal control over financial reporting was made during the fiscal quarter ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In October 2003, we made a written demand of our former chief executive officer, David Crane, to exercise options to purchase 175,000 shares of our common stock at a price of $19 per share which we believe Mr. Crane was obligated to do upon the termination of his employment in accordance with the terms of a contract to purchase stock Mr. Crane entered into with the Company in 2001. Mr. Crane refused to exercise the options in question, citing his belief that the contract was not enforceable. As reported in our Form 10-Q for the quarter ended March 31, 2004, we filed a lawsuit against Mr. Crane on March 11, 2004 in the Superior Court of Mecklenburg County, North Carolina seeking damages for the breach of contract and a declaratory judgment that his obligation to exercise the options under the contract was enforceable. On May 19, 2004, the parties agreed to settle the litigation and agreed that the contract to purchase was an enforceable obligation. Mr. Crane surrendered the options to purchase 175,000 shares of common stock for cancellation. On the date of settlement, the price of the Company’s common stock was $19.47.

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

Item 3. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 2004:

•	Current Report on Form 8-K filed on June 18, 2004 announcing under Item 5 the proposed private placement and proposed new credit facility; and

•	Current Report on Form 8-K filed on May 6, 2004 announcing under Items 9 and 12 the furnishing of the earnings news release for the three and six months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION

Dated: 8/16/2004	By:	/s/ JOHN T. CASEY

John T. Casey
President, Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ JAMES E. HARRIS

James E. Harris
Executive Vice President and Chief Financial
Officer
(principal financial officer)

	By:	/s/ DAVID W. PERRY

David W. Perry
Vice President and Chief Accounting Officer
(principal accounting officer)