Form 10-K
period 2004-09-30
MEDCATH CORP
filed 2004-12-14
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

or

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

Common Stock, $0.01 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      As of December 3, 2004, there were 18,107,186 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 31, 2004 was approximately $95.8 million (computed by reference to the closing sales price of such stock on the Nasdaq National Market® on such date).

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on March 1, 2005 are incorporated by reference into Part III of this Report.

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

      In particular, we make reference in this report to reports prepared by The Lewin Group, a nationally recognized consultant to the health and human services industries. In 1999, we engaged The Lewin Group to determine how cardiac care services provided in seven of our hospitals compared on measures of patient severity, quality and community impact to cardiac services provided in 1,192 peer community hospitals across the United States that perform open-heart surgery. The study, which has been updated annually, analyzed publicly available Medicare data for federal fiscal years 2000, 2001 and 2002 using an all procedures defined-diagnosis related group cardiac mix index. Cardiac case mix index calculations were based on Medicare discharges and were calculated using the general approach used by the Centers for Medicare and Medicaid Services. Quality of care was measured through an analysis of in-hospital mortality, average length of stay, discharge destination and patient complications.

FORWARD-LOOKING STATEMENTS

      Some of the statements and matters discussed in this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report include, among others, statements about the following:

•	the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 and other healthcare reform initiatives,

•	changes in Medicare and Medicaid reimbursement levels,

•	unanticipated delays in achieving expected operating results at our recently opened hospitals,

•	difficulties in executing our strategy,

•	our relationships with physicians who use our facilities,

•	competition from other healthcare providers,

•	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our facilities,

•	our information systems,

•	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

•	liability and other claims asserted against us,

ii

•	changes in medical devices or other technologies, and

•	market-specific or general economic downturns.

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

      Unless otherwise noted, the following references in this report will have the meanings below:

•	For periods subsequent to July 27, 2001, the terms the “Company,” “MedCath,” “we,” “us” and “our” refer to MedCath Corporation and its consolidated subsidiaries;

•	for the period from July 31, 1998 to July 27, 2001, such terms refer to MedCath Corporation’s predecessor company, MedCath Holdings, Inc., and its consolidated subsidiaries and unconsolidated affiliates; and

•	references to fiscal years are to our fiscal years ending September 30. For example, “fiscal 2004” refers to our fiscal year ended September 30, 2004.

iii

PART I

Item 1.	Business

Overview

      We are a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence as well as with community hospital systems. We opened our first hospital in 1996, and currently have ownership interests in and operate 12 hospitals, excluding The Heart Hospital of Milwaukee, which was sold on December 1, 2004. We have majority ownership in 11 of these 12 hospitals and a minority interest in one. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties. Our hospitals have a total of 727 licensed beds and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.

      In addition to our hospitals, we own and/or manage cardiac diagnostic and therapeutic facilities. We began our cardiac diagnostic and therapeutic business in 1989. We currently own and/or manage 27 cardiac diagnostic and therapeutic facilities. Twelve of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining 15 facilities are not located at hospitals and offer only diagnostics services.

      We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act) and therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

      We maintain an Internet website at: www.medcath.com that investors and interested parties can access, free-of-charge, to obtain copies of all reports, proxy and information statements and other information that the Company submits to the SEC. This information includes copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

      Investors and interested parties can also submit electronic requests for information directly to the Company at the following e-mail address: ir@medcath.com. Alternatively, communications can be mailed to the attention of “Investor Relations” at the Company’s executive offices.

      Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Our Strengths

      Leading Local Market Positions in Growing Markets. Each of our nine majority-owned hospitals that was open for all of fiscal 2004 has achieved a number one or two ranking in the local market position for core business diagnosis-related group (DRG) procedures performed, as reported by Solucient, a leading source of healthcare business intelligence. We have included the following DRGs in determining our market share: cardiac catheterization; by-pass and valves; cardiovascular implantables and angioplasty; and vascular procedures. Historically, 90% to 95% of patients treated in our hospitals reside in markets where the population of those 55 years and older, the primary recipients of cardiac care services, is anticipated to increase, from 2003 to 2008, between 4.1% and 19.7%, versus the national average of 10.8%.

      Geographically Diversified Portfolio of Facilities. We currently have ownership interests in and operate 12 hospitals in eight states and own and/or manage 27 cardiac diagnostic and therapeutic facilities in 13 states. This diversifies our earnings base and reduces our exposure to any one geographic market.

      Superior Clinical Outcomes. We believe our hospitals, on average, provide more complex cardiac care, achieve lower mortality rates and a shorter average length of stay, adjusted for patient severity of illness, as compared to our competitors. Since 1999, we have engaged The Lewin Group, a national health and human services consulting group, to conduct a study on cardiovascular patient outcomes based on Medicare hospital inpatient discharge data. The Lewin study, which is updated annually, has consistently concluded that, on average, we treat a more complex mix of cardiac cases and our hospitals have lower mortality rates and shorter length of stay, adjusted for severity, for cardiac cases, than peer community hospitals. Specifically, the most recent Lewin study, which is based on 2002 Medicare reimbursement data, concluded that when compared to peer community hospitals, our hospitals, on average, had a 20.6 higher case mix severity for cardiac patients; exhibited a 16.0% lower mortality rate for Medicare cardiac cases, and had a shorter length of stay for cardiac cases at 3.81 days as compared to 4.88 days, after adjusting for severity.

      Efficient Quality Care Delivery Model. Our hospitals have innovative facility designs and operating characteristics that we believe enhance the quality of patient care and service and improve physician and staff productivity. The innovative characteristics of our hospital designs include: fully-equipped patient rooms capable of providing the majority of services needed during a patient’s entire length of stay; centrally located inpatient services that reduce the amount of transportation patients must endure; strategically located nursing stations that enable the same nursing rotation to serve the patient from admittance to discharge; and efficiently arranged departments and services that interact frequently. We believe our care delivery model leads to a high level of patient satisfaction. During fiscal 2004, 98% of patients who completed discharge surveys indicated that they would return to our hospital for any future procedures.

      Proven Ability to Partner with Physicians. Physicians are currently partners in all of our hospitals and many of our cardiac diagnostic and therapeutic facilities. Physicians practicing at our hospitals participate in decisions on a wide range of strategic and operational matters, such as development of clinical care protocols, patient procedure scheduling, annual operating budgets and large capital expenditures. The opportunity to have a role in how our hospitals are managed empowers physicians and encourages them to share new ideas, concepts and practices. We attribute our success in partnering with physicians to our ability to develop and effectively manage facilities in a manner that promotes physician productivity, satisfaction and professional success while enhancing the quality of patient care.

      Established Relationships with Community Hospital Systems. Community hospital systems are currently partners in two of our hospitals. In addition, we have management and partnership arrangements with community hospital systems in many of our cardiac diagnostic and therapeutic facilities. We attribute our success in establishing relationships with community hospital systems to our proven ability to work effectively with physicians and deliver quality cardiovascular care. Additionally, we believe many community hospital systems have found that forming a relationship with us is a more cost-effective means of providing cardiovascular care services and/or managing their cardiovascular programs than providing and/or managing these services or programs themselves.

      Strong Management Team and Financial Sponsor Support. Our management team has extensive experience and relationships in the healthcare industry. Our chairman of the board and chief executive officer, John T. Casey, and president and chief operating officer, Charles R. Slaton, each have over 19 years of experience in the healthcare industry, including extensive experience managing community hospital systems. In addition, James E. Harris has been our executive vice president and chief financial officer since 1999 and Thomas K. Hearn has been the president of our diagnostics division since 1995 and chief development officer since November 2004. As of September 30, 2004, private investment partnerships sponsored by Kohlberg Kravis Roberts & Co., L.P. (KKR) and Welsh, Carson, Anderson & Stowe (WCAS) owned approximately 31.0% and 30.0%, respectively, of our outstanding common stock.

Our Strategy

      Key components of our strategy include to:

      Enhance Operating Performance. In markets where we have well-established hospitals, we intend to continue to focus on improving operating performance and increasing our leading market shares. At these hospitals and our cardiac diagnostic and therapeutic facilities, we intend to improve management processes and systems, improve labor efficiencies by staffing to patient volume and clinical needs and control supplies expense through more favorable group purchasing arrangements and inventory management. In our four newest hospitals, those that have been opened since October 2002, we will focus on controlling costs and establishing ourselves as a leading provider of healthcare services. In addition, we intend to seek to increase revenue from all of our facilities, primarily through growth in patient volume. We plan to continue to increase patient volume by seeking new or more favorable managed care contracts, as a result of the growth in the practices of physicians who practice at our facilities and by attempting to increase the number of these physicians.

      Proactively Manage Patient Length of Stay and Throughput. We are continuing to focus on improving productivity and operating efficiency. The Lewin Study noted that our overall length of stay is 22% less than our competition in our markets. With a significant percentage of our reimbursement being fixed, the lower we can drive our length of stay, while maintaining a high level of quality care, the less resources we consume. With a focus on throughput, we can continue to serve more patients and perform more procedures though our existing assets and personnel resources.

      Partner with Physicians. We intend to continue to pursue partnership opportunities with physicians. We believe allowing physicians to partner in the operations and management of our facilities provides further motivation for them to provide quality, cost-effective healthcare. Despite a federal law currently imposing a moratorium on physician ownership in new specialty hospitals through June 8, 2005, we believe meaningful opportunities continue to exist to partner with physicians.

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

      Provide a Differentiated Standard of Care. We plan to continue to utilize innovative facility designs around the requirements of our patients and invest in leading-edge equipment and technology to achieve a differentiated standard of care. We monitor the quality of cardiovascular care — that is, the degree to which our services increase the likelihood of desired patient outcomes — by measuring key quality criteria, including mortality rates, patient acuity, average length of stay and patient satisfaction. We operate all of our facilities under a quality improvement program to provide a comprehensive assessment of the quality of the services we provide.

      Pursue Growth Opportunities with Community Hospital Systems. We will pursue growth opportunities with community hospital systems in our current and selected new markets. These opportunities are expected to continue our historic focus on providing inpatient and outpatient cardiovascular care. Community hospital systems often have limited access to the resources needed to invest in specialty areas, including cardiology. We believe, as a result of these limitations and our record of success in providing quality cardiovascular care, many community hospital systems would be interested in partnering with us to provide cardiovascular care services and/or to manage their cardiovascular programs. The nature of these partnerships will vary depending upon market and regulatory considerations.

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

Our Hospitals

      We currently have ownership interests in and operate 12 hospitals. The following table identifies key characteristics of these hospitals.

		MedCath		Licensed	Cath	Operating
Hospital(1)	Location	Ownership	Opening Date	Beds	Labs	Rooms

Arkansas Heart Hospital	Little Rock, AR	70.3%	Mar. 1997	84	6	3
Tucson Heart Hospital	Tucson, AZ	58.8%	Oct. 1997	60	4	3
Arizona Heart Hospital	Phoenix, AZ	70.6%	Jun. 1998	59	3	4
Heart Hospital of Austin	Austin, TX	70.9%	Jan. 1999	58	3	3
Dayton Heart Hospital	Dayton, OH	66.5%	Sept. 1999	47	4	3
Bakersfield Heart Hospital	Bakersfield, CA	53.3%	Oct. 1999	47	4	3
Heart Hospital of New Mexico	Albuquerque, NM	72.0%	Oct. 1999	55	4	3
Avera Heart Hospital of South Dakota(2)	Sioux Falls, SD	33.3%	Mar. 2001	55	3	3
Harlingen Medical Center	Harlingen, TX	51.0%	Oct. 2002	112	2	9
Louisiana Heart Hospital	St. Tammany Parish, LA	51.1%	Feb. 2003	58	3	4
Texsan Heart Hospital	San Antonio, TX	51.0%	Jan. 2004	60	4	4
Heart Hospital of Lafayette	Lafayette, LA	51.0%	Mar. 2004	32	2	2

(1)	On December 1, 2004 we sold the assets of The Heart Hospital of Milwaukee. Prior to completion of the sale, we also closed the facility. As of September 30, 2004 we owned 60.3% of The Heart Hospital of Milwaukee.

(2)	Avera Heart Hospital of South Dakota is the only hospital in which we do not have a majority ownership interest. We use the equity method of accounting for this hospital, which means that we include in our consolidated statement of operations only a percentage of the hospital’s reported net income or loss for each reporting period. Avera Heart Hospital of South Dakota is licensed as a specialized hospital under state law.

      Before designing and constructing our first hospital in 1994, we consulted with our physician partners to analyze the operations, facilities and work flow of existing hospitals and found what we believed to be many inefficiencies in the way cardiovascular care was provided in existing hospitals. Based upon this analysis, we designed a hospital that we believed would enhance physician and staff productivity and allow for the provision of patient-focused care. Using subsequent operating experience and further input from physicians at our other hospitals, we refined our basic hospital layout to enable us to combine site selection, facility size and layout, staff and equipment to deliver quality cardiovascular care.

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

      Strategically Placed Nursing Stations. Unlike traditional hospitals with large central nursing stations, which serve as many as 30 patients, we have corner configuration nursing stations on our patient floors where each station serves six to eight patients and is located in close proximity to the patient rooms. This design provides for excellent visual monitoring of patients, allows for flexibility in staffing to accommodate the required levels of care, shortens travel distances for nurses, allows for fast response to patient calls and offers proximity to the nursing station for family members.

      Efficient Workflow. We have designed and constructed our various procedure areas in close proximity to each other allowing for both patient safety and efficient staff workflow. For example, our cardiac catheterization laboratories are located in close proximity to our operating rooms, outpatient services are located immediately next to procedure areas and emergency services are located off the staff work corridor leading directly to the diagnostic and treatment areas.

      Additional Capacity for Critical Cardiac Procedures. We design and construct our hospitals with more operating rooms and cardiac catheterization laboratories than we believe are available in the program of a typical general acute care hospital and we believe this increases physician productivity and patient satisfaction. This feature of our hospitals ensures that the physicians practicing in our hospitals will experience fewer conflicts in scheduling procedures for their patients. In addition, all of our operating rooms are designed primarily for cardiovascular procedures, which enable them to be used more efficiently by physicians and staff.

Diagnostic and Therapeutic Facilities

      We have participated in the development of or have acquired interests in, and provide management services to facilities where physicians diagnose and treat cardiovascular disease and manage hospital-based cardiac catheterization laboratories. We also own and operate mobile cardiac catheterization laboratories serving hospital networks and maintain a number of mobile and modular cardiac catheterization laboratories that we lease on a short-term basis. These diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories are equipped to allow the physicians using them to employ a range of diagnostic and treatment options for patients suffering from cardiovascular disease.

      Managed Diagnostic and Therapeutic Facilities. We currently own and/or manage the operations of 27 cardiac diagnostic and therapeutic facilities. The following table provides information about these facilities.

			MedCath
			Management
			Commencement	Termination or
		MedCath	(Expected	Next Renewal
Facility/Entity	Location	Ownership(2)	Opening) Date(3)	Date

Joint Ventures:
Cape Cod Cardiology Services, LLC	Hyannis, MA	51%	1995	Dec. 2015
Colorado Springs Cardiology Services, LLC(1)	Colorado Springs, CO	51%	1999	Dec. 2017
Greensboro Heart Center, LLC	Greensboro, NC	51%	2001	July 2031
Wilmington Heart Center, LLC(1)	Wilmington, NC	51%	2001	Dec. 2021
Center for Cardiac Sleep Medicine, LLC(1)	Lacombe, LA	51%	2004	Dec. 2013
Caldwell Cardiology Services, LLC	Lenoir, NC	51%	2004	Dec. 2013
Blue Ridge Cardiology Services, LLC(1)	Morganton, NC	50%	2004	Dec. 2014
Slidell Covington Heart Center, LLC(1)	Covington, LA	51%	(Jan. 2006)	Aug. 2042
Central Texas Cardiovascular Sleep Institute, LP(1)	San Antonio, TX	51%	2004	Dec. 2063

			MedCath
			Management
			Commencement	Termination or
		MedCath	(Expected	Next Renewal
Facility/Entity	Location	Ownership(2)	Opening) Date(3)	Date

Managed Ventures:
Cardiac Testing Centers, PA	Summit & Springfield, NJ	100%	1992	June 2022
Sun City Cardiac Center, Inc.(1)	Sun City, AZ	65%	1992	Oct. 2032
Heart Institute of Northern Arizona, LLC(1)	Kingman, AZ	100%	1994	Dec. 2034
Falmouth Hospital(1)	Falmouth, MA	100%	2002	Aug. 2006
Johnston Memorial Hospital	Smithfield, NC	100%	2002	Aug. 2005
Metuchen Nuclear Cardiology Assoc., PA(1)	Metuchen, NJ	100%	2002	Jan. 2032
Anna Jacques Hospital(1)	Newburyport, MA	100%	2003	July 2007
Reedsburg Area Medical Center(1)	Reedsburg, WI	100%	2003	March 2005
Watauga Medical Center(1)	Boone, NC	100%	2003	Jun. 2006
Margaret R. Pardee Memorial Hospital(1)	Hendersonville, NC	100%	2004	Oct. 2012
Appalachian Regional Healthcare, Inc.	Harlan, KY	100%	2004	July 2005
Newnan Hospital(1)	Newnan, GA	100%	(Apr. 2005)	Apr. 2008
Professional Services Agreements:
Greater Philadelphia Cardiology Assoc., Inc.	Philadelphia, PA	100%	2002	June 2012
Virginia Nuclear Cardiology(1)	Falls Church & Woodbridge, VA	100%	2003	Dec. 2008
PMA Nuclear Center(1)	Newburyport & Haverhill, MA	100%	2003	Nov. 2008

(1)	Our management agreement with each of these facilities includes an option for us to extend the initial term at increments ranging from one to 10 years, through an aggregate of up to an additional 40 years for some of the facilities.

(2)	The ownership interest refers to our ownership in the entities that have entered into, and provided services to, the facilities under management services agreements or professional services agreements.

(3)	Calendar year.

      We also owned and managed the operations of Gaston Cardiology Services during the first quarter of fiscal 2004. Effective May 2003, we received notification from our hospital partner of its intent to exercise its option to require the dissolution of Gaston Cardiology Services, LLC and to terminate all agreements with the hospital, Gaston Cardiology Services, LLC and us. The effective date of the dissolution and the termination of the agreements was November 2003.

      Our management services generally include providing all non-physician personnel required to deliver patient care and the administrative, management and support functions required in the operation of the facility. The physicians who supervise or perform diagnostic and therapeutic procedures at these facilities have complete control over the delivery of cardiovascular healthcare services. The management agreements for each of these centers generally have an extended initial term and several renewal options ranging from one to ten years each. The physicians and hospitals with which we have contracts to operate these centers may terminate the agreements under certain circumstances. We may terminate most of these agreements for cause or upon the occurrence of specified material adverse changes in the business of the facilities. We intend to develop with hospitals and physician groups, or acquire contracts to manage, additional diagnostic and therapeutic facilities in the future.

      Interim Mobile Catheterization Labs. We maintain a rental fleet of mobile and modular cardiac catheterization laboratories. We lease these laboratories on a short-term basis to hospitals while they are either adding capacity to their existing facilities or replacing or upgrading their equipment. We also lease these laboratories to hospitals that experience a higher demand for cardiac catheterization procedures during a particular season of the year and choose not to expand their own facilities to meet peak period demand. Our rental and modular laboratories are manufactured by leading original equipment manufacturers and have advanced technology and enable cardiologists to perform both diagnostic and interventional therapeutic procedures. Each of our rental units is generally in service for at least nine months of the year. These units enable us to be responsive to immediate demand and create flexibility in our operations.

      In August 2004, we entered into a mobile catheterization lab management agreement with a health care system located in Winston-Salem, North Carolina.

Cardiology Consulting and Management Services

      We provide business consulting and management services to primarily cardiovascular physician group practices. Services provided include primarily business process reengineering, strategic planning and ancillary development. The physicians in the practices who supervise or provide healthcare services have complete control over the delivery of healthcare services.

Major Procedures Performed at Our Facilities

      The following is a brief description of the major cardiovascular procedures physicians perform at our hospitals and other facilities.

Invasive Procedures

      Cardiac catheterization: percutaneous intravascular insertion of a catheter into any chamber of the heart or great vessels for diagnosis, assessment of abnormalities, interventional treatment and evaluation of the effects of pathology on the heart and great vessels.

      Percutaneous cardiac intervention, including the following:

•	Atherectomy: a technique using a cutting device to remove plaque from an artery. This technique can be used for coronary and non-coronary arteries.

•	Angioplasty: a method of treating narrowing of a vessel using a balloon catheter to dilate the narrowed vessel. If the procedure is performed on a coronary vessel, it is commonly referred to as a percutaneous transluminal coronary angioplasty or PTCA.

•	Percutaneous balloon angioplasty: the insertion of one or more balloons across a stenotic heart valve.

      Stent: a small expandable wire tube, usually stainless steel, with a self-expanding mesh introduced into an artery. It is used to prevent lumen closure or restenosis. Stents can be placed in coronary arteries as well as renal, aortic and other peripheral arteries. A drug-eluting stent is coated with a drug that is intended to prevent the stent from reclogging with scar tissue after a procedure.

      Brachytherapy: a radiation therapy using implants of radioactive material placed inside a coronary stent with restenosis.

      Electrophysiology study: a diagnostic study of the electrical system of the heart. Procedures include the following:

•	Cardiac ablation: removal of a part, pathway or function by surgery, chemical destruction, electrocautery or radio frequency.

•	Pacemaker implant: an electrical device that can substitute for a defective natural pacemaker and control the beating of the heart by a series of rhythmic electrical discharges.

•	Automatic Internal Cardiac Defibrillator: cardioverter implanted in patients at high risk for sudden death from ventricular arrhythmias.

•	Cardiac assist devices: a mechanical device placed inside of a person’s chest where it helps the heart pump oxygen rich blood through out the body.

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

Non-Invasive Procedures

      Cardiac magnetic resonance imaging: a test using a powerful magnet to produce highly detailed, accurate and reproducible images of the heart and surrounding structures as well as the blood vessels in the body without the need for contrast agents.

      Echocardiogram with color flow doppler, or ultrasound test: a test which produces real time images of the interior of the heart muscle and valves, which are used to accurately evaluate heart valve and muscle problems and measure heart muscle damage.

      Nuclear treadmill exercise test or nuclear angiogram: a test which involves the injection of a low level radioactive tracer isotope into the patient’s bloodstream during exercise on a motorized treadmill, which is frequently used to screen patients who may need cardiac catheterization and to evaluate the results in patients who have undergone angioplasty or cardiac surgery.

      Standard treadmill exercise test: a test which involves a patient exercising on a motorized treadmill while the electrical activity of the patient’s heart is measured, frequently is used to screen for heart disease.

      Ultrafast computerized tomography: a test which detects the buildup of calcified plaque in coronary arteries before the patient experiences any symptoms.

Employees

      As of September 30, 2004, we employed 4,374 persons, including 3,313 full-time and 1,061 part-time employees. None of our employees is a party to a collective bargaining agreement and we consider our relationship with our employees to be good. There currently is a nationwide shortage of nurses and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate our hospitals and other facilities.

      We do not employ any practicing physicians at any of our hospitals or other facilities. Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Any licensed physician — not just our physician partners — may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by the hospital’s medical staff and governing board in accordance with established credentialing criteria.

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

Insurance

      Like most health care providers, we are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts and with deductibles and levels of self-insured retention that we believe are sufficient for our operations. We also maintain umbrella liability coverage to cover claims not covered by our professional malpractice liability or general liability insurance policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — General and Professional Liability Risk.”

      In recent years, the cost of commercial professional and general liability insurance coverage has risen significantly. However, due to favorable pricing and availability trends in the general and professional liability insurance markets during fiscal 2004, we expect our total insurance premiums, including professional and general liability, property, business, auto, directors and officers, workers compensation and other coverages to remain consistent at $9.5 million in fiscal 2005 compared to fiscal 2004.

      Lastly, we cannot be assured that our professional liability and general liability insurance, nor our recorded reserves for self-insured retention, will cover all claims against us or continue to be available at reasonable costs for us to maintain adequate levels of insurance in the future.

Competition

      In executing our business strategy, we compete primarily with other cardiovascular care providers, principally for-profit and not-for-profit general acute care hospitals. We also compete with other companies pursuing strategies similar to ours, and with not-for-profit general acute care hospitals that may elect to develop a hospital. In some of our markets, such as Sioux Falls, South Dakota, we may have only one competitor. In other markets, such as Tucson, Arizona, our hospitals compete for patients with the heart programs of numerous other hospitals in the same market. In most of our markets we compete for market share of cardiovascular procedures with two to three hospitals. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Some of our competitors are larger, are more established, have greater geographic coverage, offer a wider range of services or have more capital or other resources than we do. If our competitors are able to finance capital improvements, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in market share. In operating our hospitals, particularly in performing outpatient procedures, we compete with free-standing diagnostic and therapeutic facilities located in the same markets. The principal competitors of each of our operating hospitals are identified on the following table.

Arkansas Heart Hospital	Heart Hospital of New Mexico
• Baptist Health Medical Center — Little Rock	• Memorial Medical Center
• St. Vincent Infirmary Medical Center	• Presbyterian Hospital
Tucson Heart Hospital	Avera Heart Hospital of South Dakota
• Columbia Northwest	• Sioux Valley Hospital
• The Tucson Medical Center	Harlingen Medical Center
• The University Medical Center	• Brownsville Medical Center
Arizona Heart Hospital	• Valley Baptist Medical Center
• Good Samaritan Medical Center	• Valley Regional Medical Center
• Walter O. Boswell Memorial Hospital	Louisiana Heart Hospital
Heart Hospital of Austin	• Lakeview Regional Medical Center
• Seton Medical Center	• St. Tammany Parish Hospital
• South Austin Hospital	Texsan Heart Hospital
• St. David’s Hospital	• Baptist Health System
Dayton Heart Hospital	• Santa Rosa Healthcare Corporation
• Good Samaritan Hospital	Heart Hospital of Lafayette
• Kettering Memorial Hospital	• Lafayette General Medical Center
• Miami Valley Hospital	• Medical Center of Southwest Louisiana
Bakersfield Heart Hospital	• Our Lady of Lourdes Regional Medical Center
• Bakersfield Memorial Hospital
• San Joaquin Community Hospital

Reimbursement

      Medicare. Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Under the Medicare program, we are paid for certain inpatient and outpatient services performed by our hospitals and also for services provided at our diagnostic and therapeutic facilities.

      Medicare payments for inpatient acute services are generally made pursuant to a prospective payment system. Under this system, hospitals are paid a prospectively determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group or DRG. Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, such payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located.

      While hospitals generally do not receive direct payments in addition to a DRG payment, hospitals may qualify for an outlier payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified threshold. Outlier payments, which were established by Congress as part of the DRG prospective payment system, are additional payments made to hospitals for treating patients who are costlier to treat than the average patient. In general, a hospital receives outlier payments when its costs, as determined by using gross charges adjusted by the hospital’s cost-to-charge ratio, exceed a certain threshold established annually by the Centers for Medicare and Medicaid Services (CMS). Outlier payments are currently subject to multiple factors including but not limited to: (1) the hospital’s estimated operating costs based on its historical ratio of costs to gross charges; (2) the patient’s case acuity; (3) the CMS established threshold; and, (4) the hospital’s geographic location. CMS is required by law to limit total outlier payments to between 5 and 6 percent of total DRG payments. CMS periodically changes the threshold in order to bring expected outlier payments within the mandated limit. An increase to the cost threshold reduces total outlier payments by (1) reducing the number of cases that qualify for outlier payments and (2) reducing the dollar amount hospitals receive for those cases that qualify. CMS historically has used a hospital’s most recently settled cost report to set the hospital’s cost-to-charge ratios. Those cost reports are typically two to three years old.

      CMS has announced that payment rates for inpatient services will rise 3.3% in 2005, resulting in higher Medicare payments for most hospitals. As part of the increase, which went into effect on October 1, 2004, CMS expects to pay approximately $103 billion to acute care hospitals in 2005, a $5.0 billion increase over this year’s payments. The CMS rules for fiscal 2005 also include, among other things: (1) reducing the threshold for outlier payments from $31,000 to $25,800; (2) changing the labor market basket from Metropolitan Statistical Areas to Core Based Statistical Areas; (3) increasing the prospective payment system (PPS) standardized amounts by the market basket, which is 3.3% for hospitals that submit quality data, which currently includes all MedCath hospitals and 2.9% for hospitals that fail to submit quality data; (4) approving new technology add-ons including a device that provides cardiac resynchronization therapy, which could add up to $16,000 per case. For a discussion of the expected impact of outlier and other reimbursement changes on our net revenue in fiscal 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Revenue Sources by Payor.”

      Outpatient services are also subject to a prospective payment system. Services provided at our freestanding diagnostic facilities are typically reimbursed on the basis of the physician fee schedule, which is revised periodically, and bases payment on various factors including resource-based practice expense relative value units and geographic practice cost indices.

      The Medicare Modernization Act reduces the prospective payment update by 0.4% in fiscal years 2005, 2006, or 2007 for hospitals that fail to furnish certain quality data to CMS. Other provisions will, among other things, increase payments to hospitals for indirect medical education, improve the treatment of new technologies under the inpatient prospective payment system, establish a commuting wage adjustment, allow hospitals to appeal their wage index classification and temporarily increase disproportionate share hospital allotments. Many of these provisions will be clarified and implemented through the subsequent issuance of regulations. Therefore, we cannot predict with certainty how implementation of the reimbursement provisions of the Medicare Modernization Act will impact our operations at this time.

      Future legislation may modify Medicare reimbursement for inpatient and outpatient services provided at our hospitals or services provided at our diagnostic and therapeutic facilities, but we are not able to predict the method or amount of any such reimbursement changes or the effect that such changes will have on us.

      For periods ending prior to October 1, 1991, Medicare reimbursed hospitals for the Programs portion of capital costs as calculated through the cost report. For periods between October 1, 1991 and October 1, 2001, Medicare transitioned hospitals from cost based reimbursement to a prospective payment system that employed a per discharge payment methodology for capital costs related to inpatient hospital care. The 1991 regulations included a separate methodology for hospitals constructed during this ten year transition period. A new hospital was paid 85% of Medicare inpatient capital related costs through the cost reporting periods ending at least two years after the hospital accepts its first patient. New hospitals would transition from cost reimbursement to the prospective payment system over the subsequent eight year period. This methodology for newly constructed hospitals was made available only for hospitals that transitioned from cost reimbursement prior to October 1, 2001. If a new hospital did not receive transitional payments prior to October 1, 2001 then the hospital’s third year reimbursement would be paid under the prospective payment method without deference to cost. Currently, three of our hospitals qualify for transitional capital payments, five hospitals qualify for fully prospective payments, and four hospitals qualify for payments based on 85% of program capital cost. For discussion of a change in the capital cost reimbursement methodology applicable to our hospitals, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Revenue Sources by Payor.”

      Medicaid. Medicaid is a state-administered program for low-income individuals, which is funded jointly by the federal and individual state governments. Most state Medicaid payments for hospitals are made under a prospective payment system or under programs that negotiate payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. States periodically consider significantly reducing Medicaid funding, while at the same time in some cases expanding Medicaid benefits. This could adversely affect future levels of Medicaid payments received by our hospitals. We are unable to predict what impact, if any, future Medicaid managed care systems might have on our operations.

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

      Utilization Review. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of DRG classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to the Department of Health and Human Services (HHS) that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.

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

      Program Adjustments. The Medicare, Medicaid and other federal health care programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, and requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payment to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. We believe that we have made adequate provision for such adjustments. Until final adjustment, however, previously determined allowances could become either inadequate or more than ultimately required.

      Managed Care. The percentage of admissions and net revenue attributable at our hospitals and other facilities to managed care plans has increased as a result of pressures to control the cost of healthcare services. We expect that the trend toward increasing percentages related to managed care plans will continue in the future.

Generally, we receive lower payments from managed care plans than from traditional commercial/ indemnity insurers; however, as part of our business strategy, we intend to take steps to improve our managed care position.

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

Regulation

      Overview. The healthcare industry is required to comply with extensive government regulation at the federal, state, and local levels. Under these laws and regulations, hospitals must meet requirements to be licensed under state law and be certified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to matters such as the adequacy of medical care, equipment, personnel, operating policies and procedures, emergency medical care, maintenance of records, relationships with physicians, cost reporting and claim submission, rate-setting, compliance with building codes, and environmental protection. There are also extensive government regulations that apply to our owned and managed diagnostic facilities and the physician practices that we manage. If we fail to comply with applicable laws and regulations, we could be subject to criminal penalties and civil sanctions, our hospitals and other facilities could lose their licenses and their ability to participate in the Medicare, Medicaid and other federal and state health care programs. In addition, government laws and regulations, or the interpretation of such laws and regulations, may change. If that happens, we may have to make changes in our facilities, equipment, personnel, services or business structures so that our hospitals and other healthcare facilities remain qualified to participate in these programs. We believe that our hospitals and other health care facilities are in substantial compliance with current federal, state, and local regulations and standards.

The Medicare Modernization Act and Other Healthcare Reform Initiatives

      The Medicare Modernization Act makes significant changes to the Medicare program, particularly with respect to the coverage of prescription drugs. These modifications also include provisions affecting Medicare coverage and reimbursement to general acute care hospitals, as well as other types of providers. In addition, the Medicare Modernization Act contains provisions that restrict reliance upon an exception to the federal physician self-referral law for an 18-month period that will have a significant impact on our development activities. See “— Fraud and Abuse Laws — Physician Self-Referral Law.”

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

Licensure and Certification

      Licensure and Accreditation. Our hospitals are subject to state and local licensing requirements. In order to verify compliance with these requirements, our hospitals are subject to periodic inspection by state and local authorities. All of our majority-owned hospitals are licensed as general acute care hospitals under applicable state law. In addition, our hospitals are accredited by the Joint Commission for Accreditation of Health Organization (JCAHO), a nationwide commission which establishes standards relating to physical plant, administration, quality of patient care and operation of hospital medical staffs.

      Certification. In order to participate in the Medicare program, each provider must meet applicable regulations of HHS relating to, among other things, the type of facility, equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. All hospitals and our diagnostic and therapeutic facilities are certified to participate in the Medicare and Medicaid programs.

      Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act (EMTALA) imposes requirements as to the care that must be provided to anyone who seeks care at facilities providing emergency medical services. In addition, CMS has issued final regulations clarifying those areas within a hospital system that must provide emergency treatment, procedures to meet on-call requirements, as well as other requirements under EMTALA. Sanctions for failing to fulfill these requirements include exclusion from participation in the Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A hospital that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our emergency care practices are in compliance with the law and applicable regulations, we cannot assure you that governmental officials responsible for enforcing the law or others will not assert that we are in violation of these laws nor what obligations may be imposed by regulations to be issued in the future.

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

Fraud and Abuse Laws

      Overview. Various federal and state laws govern financial and other arrangements among healthcare providers and prohibit the submission of false or fraudulent claims to the Medicare, Medicaid and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment and exclusion from participation in federal and state healthcare programs. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) broadened the scope of certain fraud and abuse laws by adding several civil and criminal statutes that apply to all healthcare services, whether or not they are reimbursed under a federal healthcare program. Among other things, HIPAA established civil monetary penalties for certain conduct, including upcoding and billing for medically unnecessary goods or services. In addition, the federal False Claims Act allows an individual to bring a lawsuit on behalf of the government, in what are known as qui tam or whistleblower actions, alleging false Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in the recent past, in part because the individual filing the initial complaint may be entitled to share in a portion of any settlement or judgment.

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

      As authorized by Congress, the Office of Inspector General of the Department of HHS (OIG) has published safe harbor regulations that describe activities and business relationships that are deemed protected from prosecution under the anti-kickback statute. However, the failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. There are safe harbors for various types of arrangements, including those for personal services and management contracts and others for investment interests, such as stock ownership in companies with more than $50 million in undepreciated net tangible assets related to healthcare items and services. This publicly traded company safe harbor contains additional criteria, including that the stock must be obtained on terms and at a price equally available to the public when trading on a registered securities exchange.

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

      Through June 8, 2005, the Medicare Modernization Act prohibits reliance upon the whole hospital exception by new “specialty hospitals,” as defined by the Medicare Modernization Act, and imposes limitations on the activities of specialty hospitals in operation or under development as of November 18, 2003. Absent further congressional action, the provisions of the Medicare Modernization Act pertaining to specialty hospitals will lapse automatically on June 8, 2005.

      The Medicare Modernization Act defines the term “specialty hospital” as a hospital primarily or exclusively engaged in the care and treatment of certain specified patients, including those with a cardiac condition, and allows the Secretary of HHS to issue regulations or other guidance interpreting this provision of the Medicare Modernization Act. Based upon our understanding of the statute and guidance recently issued by CMS, we believe that all but one of our hospitals are likely to fall within the final definition of specialty hospital.

      CMS has announced an advisory opinion process whereby interested parties may obtain a determination regarding whether a specialty hospital was under development as of November 18, 2003. We are utilizing the advisory opinion process to confirm that our two most recently opened hospitals, Texsan Heart Hospital and Heart Hospital of Lafayette, were under development as of November 18, 2003. While we believe there is compelling evidence that both of these hospitals were under development on this date, we cannot assure you that CMS would agree with our conclusion.

      Assuming all of our hospitals are categorized as grandfathered specialty hospitals, the moratorium imposed by the Medicare Modernization Act will nonetheless prohibit each of them from taking any of the following actions prior to June 8, 2005:

•	increasing the number of physician investors existing as of November 18, 2003,

•	increasing the number of beds on the hospital’s main campus by more than 50% of the total number of beds in the hospital as of November 18, 2003 and

•	changing or adding to the hospital’s area of specialization as of November 18, 2003.

      During the moratorium period, MedPac, in consultation with the Comptroller General of the United States and the Secretary of HHS, is conducting studies relating to various aspects of specialty hospital operations and their relationship to full-service community hospitals. MedPac recently released a series of draft staff recommendations, one of which was to eliminate the “whole hospital” exception while establishing criteria to grandfather existing physician owned hospitals. The MedPac commissioners are scheduled to vote on these and other recommendations in January 2005. Any such recommendations would require consideration and approval by Congress before they are enacted as law.

      The final recommendations on specialty hospitals to be issued by MedPac may contain findings which will influence future legislative and regulatory developments. Moreover, the regulations to be promulgated by HHS interpreting the Medicare Modernization Act, amendments to the Medicare Modernization Act, the Stark Law or other legislation could require us to modify the manner in which we establish relationships with physicians and operate or develop our hospitals. Even without further legislative or regulatory developments, the moratorium on the development of new physician-owned specialty hospitals and the limitation on bringing additional physician investors into existing specialty hospitals may adversely affect our operations by curtailing some of our hospital development activities and potentially restricting our ability to attract new physician investors.

      As noted above, the Stark Law prohibits a physician who has a financial relationship with an entity from referring Medicare or Medicaid patients to that entity for certain designated health services. On January 4, 2001, CMS issued Phase I of the final regulations to partially implement the Stark Law (Phase I regulations). The regulations largely went into effect on January 4, 2002. On March 26, 2004, and effective July 26, 2004, CMS issued the final regulations to implement the majority of the Stark Law (Phase II regulations). The Phase II regulations largely retain, clarify, and expand upon many of the fundamental concepts adopted in the Phase I regulations.

      The Phase II regulations clarify that, with respect to indirect ownership interests, common ownership in an entity does not create an indirect ownership interest by one common owner in another common owner. The Phase II regulations reiterate the Phase I concept that there is no affirmative duty to investigate whether an indirect financial relationship with a referring physician exists, absent information that puts one on notice of such a relationship.

      As noted above, there are various ownership and compensation arrangement exceptions to the Stark Law. In addressing the whole hospital exception, the Phase II regulations specifically reiterate the statutory requirements for the exception. Additionally, the exception requires that the hospital qualify as a “hospital” under the Medicare program. With respect to the personal services arrangement exception, the Phase II regulations confirm that the exception broadly covers business-oriented services in general, and not just Medicare services. Importantly, the Phase II regulations eliminate a sentence in Phase I prohibiting percentage compensation arrangements based upon fluctuating or indeterminate measures from being considered “set in advance.” Before Phase I became effective and prior to issuance of Phase II, CMS suspended the effective date of this sentence. As a result of the Phase II regulations, hospitals expressly may compensate physicians based upon a percentage of their personally performed services and still meet the requirements of the personal services arrangements exception. The Phase II regulations also provide that physicians may have personal service arrangements with several entities.

      There have been few enforcement actions taken and relatively few cases interpreting the Stark Law to date, although one case struck down an aspect of the Phase I regulations relating to the Stark Law’s applicability to certain types of services. As a result, there is little indication as to how courts will interpret and apply the Stark Law; however, enforcement is expected to increase. We believe we have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and the regulatory exceptions in Phase I and Phase II of the final regulations. In particular, we believe that our physician ownership arrangements meet the whole hospital exception. In addition, we expect to meet the exception for publicly traded securities. The diagnostic and other facilities that we own do not furnish any designated health services as defined under the Phase I regulations, and thus referrals to them are not subject to the Stark Law’s prohibitions. We cannot predict the final form that such regulations will take or the effect those regulations will have on us or on our arrangements with physicians.

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

      Civil Monetary Penalties. The Social Security Act contains provisions imposing civil monetary penalties for various fraudulent and/or abusive practices, including, among others, hospitals which knowingly make payments to a physician as an inducement to reduce or limit medically necessary care or services provided to Medicare or Medicaid beneficiaries. In July 1999, the OIG issued a Special Advisory Bulletin on gainsharing arrangements. The bulletin warns that clinical joint ventures between hospitals and physicians may implicate these provisions as well as the anti-kickback statute, and specifically refers to specialty hospitals, which are marketed to physicians in a position to refer patients to the hospital, and structured to take advantage of the whole hospital exception. Hospitals specializing in heart, orthopedic, and maternity care are mentioned, and the bulletin states that these hospitals may induce investor-physicians to reduce services to patients through participation in profits generated by cost savings, in violation of a civil monetary penalty provision. Despite this initial broad interpretation of this civil monetary penalty law, in February 2001 the OIG issued an advisory opinion which declined to sanction a particular gainsharing arrangement under this civil monetary penalty provision, or the anti-kickback statute, because of the specific circumstances and safeguards built into the arrangement. We believe that the ownership distributions paid to physicians by our hospitals do not constitute payments made to physicians under gainsharing arrangements. We cannot assure you, however, that government officials will agree with our interpretation of applicable law.

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

Healthcare Industry Investigations

      The federal government, private insurers, and various state enforcement agencies have increased their scrutiny of providers’ business arrangements and claims in an effort to identify and prosecute fraudulent and abusive practices. There are ongoing federal and state investigations in the healthcare industry regarding multiple issues including cost reporting, billing and charge-setting practices, unnecessary utilization, physician recruitment practices, physician ownership of healthcare providers, and joint ventures with hospitals. Certain of these investigations have targeted hospitals and physicians. We have substantial Medicare, Medicaid, and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal requirements and current industry standards. However, because the federal and state fraud and abuse laws are complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. Evolving interpretations of current, or the adoption of new federal, or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that in the past have been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

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

      It is possible that governmental or regulatory authorities could initiate investigations on these or other subjects at our facilities and that such investigations could result in significant costs in responding to such investigations and penalties to us, as well as adverse publicity, declines in stock value and lawsuits brought by shareholders. It is also possible that our executives, managers, and hospital board members, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. The positions taken by authorities in any investigations of us, our executives, managers, hospital board members or other healthcare providers, and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition, and results of operations.

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

Privacy and Security Requirements

      HIPAA requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, HHS published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations was required by October 16, 2003 for our healthcare facilities. We believe we have complied with the electronic data transmission standards.

      HIPAA also requires HHS to adopt standards to protect the security and privacy of health-related information. HHS released final regulations containing privacy standards on December 28, 2000. These privacy regulations were effective April 14, 2001, but compliance with these regulations was not required until April 14, 2003. The government issued further modifications to these regulations on August 14, 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. We have taken extensive measures to comply with the final privacy regulations, but since there is little guidance about how these regulations will be enforced by the government, we cannot predict whether the government will agree that our healthcare facilities are in compliance.

      HHS issued final regulations adopting security standards on February 20, 2003. These security regulations require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information and will be enforced as to our healthcare facilities on and after April 21, 2005. At this time, we cannot predict the full impact that the security regulations will have on our operations.

      Violations of the Administrative Simplification Provisions of HIPAA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, our facilities will continue to remain subject to state laws that may be more restrictive than the regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.

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

      The corporate compliance officer is appointed by the board, and reports to the chief executive officer and to the compliance committee of the board at least quarterly. The corporate compliance officer is a senior vice president, and has a background in nursing and hospital administration. Each hospital has its own compliance committee that reports to its governing board. The hospital president serves as the hospital’s compliance officer. The compliance committee of the board of directors assesses each hospital’s compliance program at least annually. The corporate compliance officer annually assesses the hospitals for compliance reviews, provides an audit guide to the hospitals to evaluate compliance with our policies and procedures, and serves on the compliance committee of each hospital.

      The objective of the program is to ensure that our operations at all levels are conducted in compliance with applicable federal and state laws regarding both public and private healthcare programs. The OIG has announced that it is considering revisions to its compliance guidance for hospitals, and if revisions are published, we will endeavor to modify our compliance program accordingly.

EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of MedCath Corporation

      The following table sets forth information regarding MedCath’s directors and executive officers.

Name	Age	Position

John T. Casey	59	Chairman of the Board of Directors, Chief Executive Officer and Director
Charles R. Slaton	47	President and Chief Operating Officer
James E. Harris	42	Executive Vice President, Chief Financial Officer and Secretary
Thomas K. Hearn III	44	President, Diagnostic Division and Chief Development Officer
Joan McCanless	51	Senior Vice President Risk Management and Decision Support/ Corporate Compliance Officer
Grant Wicklund	52	Senior Vice President and Chief Administrative Officer

      John T. Casey has served as MedCath’s chairman of the board since August 2004. He has served as Chief Executive Officer since September 2003 and as a director since May 2000. From 1997 to 1999, Mr. Casey served as chairman and chief executive officer of Physician Reliance Network, Inc., a publicly traded company that was, prior to its merger with US Oncology, Inc., the largest oncology practice management company in the United States. From 1995 to 1997, Mr. Casey was the chief executive officer of Intecare, LLC, a company formed for the purpose of developing joint venture partnerships with hospitals and integrated healthcare systems. From 1991 to 1995, he served as president and chief operating officer of American Medical International (American Medical), which, at that time, was the third largest publicly held owner and operator of hospitals in the country. In 1995, American Medical merged with National Medical Enterprises to create Tenet Healthcare Corporation (Tenet), where Mr. Casey served as vice-chairman until 1997. He received an undergraduate degree in economics from Auburn University and a masters’ degree in hospital and health care administration from the University of Alabama at Birmingham.

      Charles R. Slaton has served as MedCath’s Executive Vice President and Chief Operating Officer since September 2003 and President since November 2004. Prior to joining MedCath, Mr. Slaton was a senior manager for nine years at Tenet, where he most recently served as senior vice president, with financial and operational responsibilities for 15 acute and rehabilitation hospitals in Texas. Before joining Tenet, Mr. Slaton was part of an executive management team turnaround of Santa Rosa Memorial Hospital in Santa Rosa, California. He began his career as vice president of imaging and surgery centers for Saint Mary’s Hospital in Lubbock, Texas. Mr. Slaton received his bachelor’s degree and a masters degree in business administration from Texas Tech University. In addition, Mr. Slaton completed post-graduate studies in the advanced management program at Harvard Business School in 2001.

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

      Thomas K. Hearn III has served as MedCath’s President of the Diagnostics Division since November 1995 and Chief Development Officer since November 2004. From August 1993 to November 1995, Mr. Hearn served as president of Decision Support Systems, Inc., a healthcare software and consulting firm that he co-founded. Mr. Hearn was employed from 1987 to 1993 by the Charlotte Mecklenburg Hospital Authority, a large multi-

hospital system, where he served as vice president of administration and administrator of the Authority’s Carolinas Heart Institute. From 1985 to 1987, Mr. Hearn developed managed care products for Voluntary Hospitals of America, a consortium of not-for-profit hospitals. Mr. Hearn received his undergraduate degree from the College of William and Mary, and masters degrees in public health and business administration from the University of Alabama at Birmingham.

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

      Grant Wicklund has served as MedCath’s Senior Vice President and Chief Administrative Officer since April 2004 and is responsible for human resources, managed care, materials management/purchasing, administration and cardiology consulting and management operations. From June 2000 to March 2004, Mr. Wicklund was responsible for recruitment, retention, human resources information systems and leadership development at Tenet. From 1995 to 2000, he served as a senior partner of Heidrick & Struggles International, Inc., an executive search firm. From 1992 to 1995, Mr. Wicklund served as a senior partner of Ray & Bernsten, an international executive search firm. Prior to that, he served as a human resources executive of American Medical and PepsiCo and as a senior consultant with Ernst & Young. Mr. Wicklund received an undergraduate degree in business administration from the University of Memphis.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock began trading on July 24, 2001, on the Nasdaq National Market® under the symbol “MDTH.” At December 3, 2004, there were 18,107,186 shares of common stock outstanding, the sale price of our common stock per share was $22.12, and there were 68 holders of record. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq National Market:

Year Ended September 30, 2004	High	Low

First Quarter	$12.25	$8.95
Second Quarter	17.10	9.50
Third Quarter	22.10	14.67
Fourth Quarter	20.64	14.69

Year Ended September 30, 2003	High	Low

First Quarter	$13.60	$9.40
Second Quarter	10.14	4.92
Third Quarter	6.70	3.15
Fourth Quarter	11.92	5.74

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

      The shares of common stock sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the Securities and Exchange Commission on July 23, 2001. Our net proceeds from the offering were approximately $137.0 million. From the effective date through September 30, 2004, we used approximately $43.6 million to increase our ownership interest in six of our heart hospitals, approximately $64.2 million to repay amounts outstanding under various debt instruments and approximately $14.1 million for our hospital development program. We expect to use the remaining approximate $15.1 million of net proceeds from the offering for development activities, working capital and other corporate purposes. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the use of the net proceeds from the offering. Pending those uses, we are investing the funds, along with our operating cash, in money market funds or similar short-term interest bearing, investment-grade securities, which are included in cash and cash equivalents in our consolidated balance sheet.

Item 6.	Selected Financial Data

      The selected consolidated financial data have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, appearing elsewhere in this report.

      The following table sets forth our selected consolidated financial data as of and for the years ended September 30, 2004, 2003, 2002, 2001 and 2000.

	Year Ended September 30,

	2004	2003	2002	2001	2000

Consolidated Statement of Operations Data:
Net revenue	$692,791	$542,986	$477,637	$377,007	$332,337
Net income (loss)	$(3,623)	$(60,306)	$24,351	$1,051	$(13,635)
Earnings (loss) per share, basic	$(0.20)	$(3.35)	$1.35	$0.08	$(1.15)
Earnings (loss) per share, diluted	$(0.20)	$(3.35)	$1.34	$0.08	$(1.15)
Weighted average number of shares, basic(a)	17,984	17,989	18,012	13,007	11,837
Weighted average number of shares, diluted(a)	17,984	17,989	18,117	13,107	11,837
Cash Flow and Other Data:
Net cash provided by operating activities	$63,436	$42,588	$69,692	$44,836	$16,626
Net cash provided by (used in) investing activities	$(65,430)	$(112,091)	$(90,751)	$11,222	$(13,163)
Net cash provided by (used in) financing activities	$(19,433)	$44,934	$25,470	$50,678	$(24,274)
Adjusted EBITDA(b)	$81,637	$66,928	$92,380	$66,740	$55,142
Adjusted EBITDA, before pre-opening expenses(b)	$87,168	$77,023	$100,719	$68,230	$55,691
Selected Operating Data (consolidated)(c):
Number of hospitals	12	9	7	6	6
Licensed beds(d)	704	580	410	355	355
Staffed and available beds(e)	604	493	404	355	355
Admissions(f)	42,382	32,998	28,535	23,474	20,511
Adjusted admissions(g)	53,947	41,213	34,683	28,408	25,213
Patient days(h)	146,177	117,615	106,118	92,588	85,239
Adjusted patient days(i)	185,469	146,717	129,002	112,049	104,779
Average length of stay(j)	3.45	3.56	3.72	3.90	4.20
Occupancy(k)	66.5%	65.4%	72.0%	71.5%	65.8%
Inpatient catheterization procedures	22,010	17,537	15,839	11,950	10,821
Inpatient surgical procedures	10,726	8,750	7,288	6,577	6,354

	Year Ended September 30,

	2004	2003	2002	2001	2000

Reconciliation of Non-GAAP Financial Measures
Net income (loss)	$(3,623)	$(60,306)	$24,351	$1,051	$(13,635)
Add:
Income tax expense (benefit)	(3,213)	305	2,920	317	(24)
Minority interest share of earnings of consolidated subsidiaries	6,202	5,524	10,451	14,160	3,305
Equity in net (earnings) loss of unconsolidated affiliates	(3,540)	(3,541)	(3,007)	2,119	2,011
Other, net	(43)	(206)	(190)	327	(301)
Interest income	(835)	(1,373)	(2,337)	(3,521)	(3,428)
Interest expense	28,953	25,857	23,596	26,395	30,615
Impairments of goodwill and long-lived assets	7,227	58,865	—	985	—
Gain on sale of hospital	—	—	—	(13,461)	—
Loss on debt refinancing	5,488	—	—	1,560	—
Loss (gain) on disposal of property, equipment and other assets	93	258	(1,047)	162	(69)
Amortization	1,160	1,441	2,367	6,649	6,591
Depreciation	43,768	40,104	35,276	29,997	30,077

Adjusted EBITDA	$81,637	$66,928	$92,380	$66,740	$55,142
Pre-opening expenses	5,531	10,095	8,339	1,490	549

Adjusted EBITDA, before pre-opening expenses	$87,168	$77,023	$100,719	$68,230	$55,691

(a)	See Note 14 to the consolidated financial statements included elsewhere in this report.

(b)	We use Adjusted EBITDA and Adjusted EBITDA, before pre-opening expenses to measure the performance of our various operating entities, to compare actual results to historical and budgeted results, and to make capital allocations. We provide Adjusted EBITDA to investors to assist them in performing their analysis of our historical operating results. Further, we believe that many of our investors also invest in or have knowledge of, other healthcare companies that use Adjusted EBITDA as a financial performance measure. Because Adjusted EBITDA is a non-GAAP measure, Adjusted EBITDA, as defined above, and Adjusted EBITDA, before pre-opening expenses, as defined above, may not be comparable to other similarly titled measures of other companies. We provide Adjusted EBITDA, before pre-opening expenses to investors to provide a financial measure of our operations that excludes the effect of the hospitals under development during the reporting period. Included in the tables above is a schedule that reconciles Adjusted EBITDA and Adjusted EBITDA, before pre-opening expenses to our net income (loss).

(c)	Selected operating data includes consolidated hospitals in operation as of the end of period but does not include hospitals, which were accounted for using the equity method in our consolidated financial statements.

(d)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(e)	Staffed and available beds represent the number of beds that are readily available for patient use as of the end of the period.

(f)	Admissions represent the number of patients admitted for inpatient treatment.

(g)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(h)	Patient days represent the total number of days of care provided to inpatients.

(i)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(j)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(k)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

      We are a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence as well as with community hospital systems. We opened our first hospital in 1996, and currently have ownership interest in and operate 12 hospitals, excluding The Heart Hospital of Milwaukee, which was sold on December 1, 2004. We have majority ownership of 11 of these 12 hospitals and a minority interest in one. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties. Our hospitals have a total of 727 licensed beds and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.

      In addition to our hospitals, we own and/or manage cardiac diagnostic and therapeutic facilities. We began our cardiac diagnostic and therapeutic business in 1989. We currently own and/or manage 27 cardiac diagnostic and therapeutic facilities. Twelve of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining 15 facilities are not located at hospitals and offer only diagnostic procedures.

      Basis of Consolidation. We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control, and are not the primary beneficiary. Accordingly, the one hospital in which we hold a minority interest at September 30, 2004, Avera Heart Hospital of South Dakota, is excluded from the net revenue and operating expenses of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are excluded from the net revenue and operating results of our consolidated company and our consolidated diagnostics division. Our minority interest in these entities’ results of operations for the periods discussed is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting.

      Upon applying the new accounting principles set forth by Interpretation No. 46, effective March 31, 2004, we began consolidating in our diagnostics division, a managed entity in which we do not hold any equity ownership interest and have not historically consolidated. The consolidation of this managed entity’s results of operations began April 1, 2004 and resulted in an increase in our net revenue of $7.6 million and an increase in our operating expenses of $7.6 million, for the year ended September 30, 2004, but did not have any impact on our net income since the managed entity operates at breakeven as a result of our management fee structure.

      Same Facility Hospitals. Our policy is to include in our same facility basis only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division for the fiscal year ended September 30, 2004, we exclude the results of operations of our four newest hospitals, Louisiana Heart Hospital, The Heart Hospital of Milwaukee, Texsan Heart Hospital, and Heart Hospital of Lafayette, which opened in February 2003, October 2003, January 2004 and March 2004, respectively.

      Hospital Ownership and Capital Structure. Each of our consolidated hospitals is organized as either a limited liability company or limited partnership, with one of our wholly-owned subsidiaries serving as the manager or general partner and typically holding from 51% to 72% of the ownership interest in the entity. In most cases, our physician partners own the remaining ownership interests as members or limited partners. In some instances, local market conditions have made it advantageous for us to organize a hospital with a community hospital investing as a partner in addition to physicians. In two of our hospitals, there currently are hospital partners that hold ownership interests of 20% and 33%, respectively.

      Newly Opened Hospitals During Fiscal 2004. On October 14, 2003, we opened our eleventh hospital, which is located in Glendale, Wisconsin. This hospital obtained its accreditation from JCAHO on October 24, 2003. The Heart Hospital of Milwaukee opened with 32 inpatient beds. On January 13, 2004, we opened our twelfth hospital, which is located in San Antonio, Texas, and obtained its accreditation from JCAHO on January 22, 2004. This hospital is designed to accommodate 120 inpatient beds and opened initially with 60 licensed beds that will be staffed and available as the hospital ramps up its operations. On March 2, 2004, we opened our thirteenth hospital, which is located in Lafayette, Louisiana. This hospital obtained its accreditation from JCAHO on March 26, 2004. Heart Hospital of Lafayette opened with 32 inpatient beds that will be staffed and available as the hospital ramps up its operations. Upon opening Heart Hospital of Lafayette, we have completed our hospital expansion plans that commenced three years ago, and we do not currently have any other hospitals under development.

      New Hospital Development. Once the entity that will own a new hospital is formed and the partners have contributed their capital, it typically takes approximately 18 to 24 months to develop the hospital. As of September 30, 2004 the development costs for our six most recently opened hospitals, including the cost of equipment and capitalized construction period interest, have ranged from $26.1 million to $56.5 million depending on the size of the hospital and its location. These costs were incurred throughout the construction period, with approximately 51% of the costs being incurred in the last six months before opening the hospital. In addition, we incur pre-opening expenses throughout the development process, with the majority of these expenses incurred during the six to eight month period immediately prior to opening the hospital. Pre-opening expenses for our nine most recently opened hospitals have ranged between $3.3 million and $6.5 million per hospital. Approximately 54% of these pre-opening expenses were for personnel and 7% for marketing and advertising. The balance was distributed among several categories including staff recruitment and relocation, office and equipment rentals, travel and meals for the staff and other operating expenses such as property taxes, legal expenses, insurance and utilities.

      The Medicare Modernization Act imposes a moratorium on the development of new physician-owned “specialty hospitals,” as such hospitals are defined in the statute and in regulations that may be issued by HHS. This moratorium is expected to end on June 8, 2005 absent further Congressional action.

      Hospital Closure and Asset Sale. On November 5, 2004, we entered into an agreement to sell the assets, excluding accounts receivable and certain computer equipment, of The Heart Hospital of Milwaukee for a purchase price of $42.5 million. As a condition of the sale, which was completed on December 1, 2004, we closed the facility in late November. For a detailed discussion of transaction and selected financial information related to The Heart Hospital of Milwaukee, see Note 23 to the consolidated financial statements included elsewhere in this report.

      Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Year Ended September 30,

Division	2004	2003	2002

Hospital	91.8%	87.8%	83.7%
Diagnostics	7.3%	9.3%	11.9%
Corporate and other	0.9%	2.9%	4.4%

Net Revenue	100.0%	100.0%	100.0%

      Revenue Sources by Payor. We receive payments for our services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations, and our patients directly. Generally, our net revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since cardiovascular disease disproportionately affects those age 55 and older, the proportion of net revenue we derive from the Medicare program is higher than that of most general acute care hospitals. The following table sets forth the percentage of consolidated net revenue we earned by category of payor in each of our last three fiscal years.

	Year Ended September 30,

Payor	2004	2003	2002

Medicare	47.3%	48.3%	49.5%
Medicaid	4.1%	3.3%	2.6%
Commercial and other, including self-pay	48.6%	48.4%	47.9%

Total consolidated net revenue	100.0%	100.0%	100.0%

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

      A significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid. We expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue will remain significant in future periods because the percentage of our total consolidated net revenue generated by our hospital division will continue to increase as we ramp up operations of our new hospitals. Our payor mix may fluctuate in future periods due to changes in reimbursement, market and industry trends with self-pay patients and other similar factors.

      The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect our business. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program for CMS. Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a possibility that recorded estimates will change by a material amount in the near term. See “Business — Reimbursement” and “— Regulation.”

      We do not expect changes in the outlier formula for fiscal 2005 to have a material effect on our outlier payments in fiscal 2005. However, we do expect that the increase in payment rates and revised wage indexes in fiscal 2005 will increase our net revenue by approximately $15.0 million to $16.0 million. However, because the regulations are subject to change, and due to the complexity of laws and regulations governing the Medicare and

Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating the impact of these announced changes on our net revenue, there is a reasonable possibility that our estimates will change by a material amount in the near future.

      Medicare reimburses hospitals for capital-related costs using one of two alternative methodologies based upon whether the hospital is categorized as “new” under the regulations of CMS. On August 11, 2003, one of the Company’s Medicare fiscal intermediaries notified the Company that it had been directed by CMS to change, on a retroactive and prospective basis, the capital cost reimbursement methodology applicable to four of its hospitals. This position was contrary to a previously written determination the Company had received from that fiscal intermediary on October  11, 2002 that confirmed the methodology being applied by those hospitals. Consistent with management’s belief that the position taken by the fiscal intermediary in October 2002 was based upon a correct interpretation of applicable CMS regulations, the Company began, during the fourth quarter of fiscal 2003, to vigorously pursue its administrative, judicial and other remedies to challenge the matter with the fiscal intermediary and CMS. However, the Company has recognized capital reimbursement subsequent to August 11, 2003 consistent with the payments received under the new methodology beginning on that date. During February 2004, we learned that CMS, after considering its position, had determined that the change in capital reimbursement methodology would be effective August 11, 2003, and that the change would not be applied retroactively to any periods prior to that effective date. The impact of this change for fiscal 2003 was a $1.2 million reduction in our net revenue and for fiscal 2004 was a $7.2 million reduction in our net revenue from the amount that would have been recognized under the previous reimbursement method. We believe the impact will diminish rapidly in future years, based on how reimbursement is calculated, and we estimate that the cumulative negative impact for fiscal years 2005 through 2009 will be from $15.0 million to $16.0 million.

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

      General and Professional Liability Risk. On June 1, 2002, our three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis, expired and we entered into a new partially self-insured coverage program. At that time, we purchased a tail insurance policy to provide first-dollar coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy. We recognized the full cost of the tail insurance policy as an operating expense in the third quarter of fiscal 2002 as required by generally accepted accounting principles in the United States. From June 1, 2002 through June 6, 2003, we were partially self-insured under a claims-made policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. Effective June 7, 2003, we entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to $5.0 million of retained liability per claim for the first two claims reported during the policy year at one of our hospitals On June 7, 2004, we extended this claims-made policy through June 29, 2004. On June 30, 2004, we entered into a new one-year claims-made policy providing coverage at the same amounts as were in effect during the 2003-2004 policy year. Because of our self-insured retention levels, we are required to recognize an estimated expense/ liability for the amount of our retained liability applicable to each malpractice claim. As of September 30, 2004 and September 30, 2003, the total estimated liability for our self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.4 million and $3.7 million, respectively, which is included in current liabilities in our consolidated balance sheet. We maintain this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on our historical experience with claims and assumptions about future events.

      In addition to reserves for medical malpractice, we also maintain reserves for our self-insured healthcare and dental coverage provided to our employees. As of September 30, 2004 and September 30, 2003, our total estimated reserve for self-insured liabilities on employee health and dental claims was $3.2 million and $2.3 million, respectively, which is included in current liabilities in our consolidated balance sheet. We maintain this reserve based on our historical experience with claims. We also maintain commercial stop loss coverage for our health and dental insurance program of $100,000 per plan participant.

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

      Goodwill and Intangible Assets. Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. Other intangible assets primarily consist of the value of management contracts. With the exception of goodwill, intangible assets are being amortized over periods ranging from 8 to 27 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), we evaluate goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

      In September 2003, we performed a goodwill impairment test, the results of which concluded our goodwill was impaired. Based on the hypothetical purchase price methodology required under SFAS No. 142, we determined the amount of the goodwill impairment to be approximately $58.9 million at September 30, 2003. The $58.9 million impairment charge consisted of $43.5 million related to our hospital division reporting unit, which reduced its remaining goodwill to $75.0 million at September 30, 2003, and $15.4 million related to our diagnostics division reporting unit, which reduced its remaining goodwill to $0 at September 30, 2003. The testing performed in September 2004 indicated that no additional impairment was required in fiscal 2004.

      Long-Lived Assets. Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows as an estimate of fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

      During the year ended September 30, 2004, we recorded a $7.2 million impairment charge relating to certain software costs associated with the purchase of an enterprise wide healthcare information system, which had been installed in two of our hospitals. Due to a number of functionality and integration issues experienced with this system, we determined that the system is not performing to its original specifications and thus will be replaced at the two hospitals where it has been installed and will not be installed in any additional hospitals as stated in the original license. The impairment charge reflects unamortized costs associated with the acquisition, development and implementation of the system.

      Earnings Allocated to Minority Interests. Earnings allocated to minority interests represent the allocation of profits and losses to minority owners in our consolidated subsidiaries. Because our hospitals are owned as joint ventures, each hospital’s earnings and losses are generally allocated for accounting purposes to us and our physician and community hospital partners on a pro-rata basis in accordance with the respective ownership percentages in the hospital. If, however, the cumulative net losses of a hospital exceed its initial capitalization and committed capital obligations of our partners, then we are required, due to the respective at-risk capital positions, by accounting principles generally accepted in the United States of America to recognize a disproportionately higher share, up to 100%, of the hospital’s losses, instead of the smaller pro-rata share of the losses that normally would be allocated to us based upon our percentage ownership. The disproportionate allocation to us of a hospital’s losses would reduce our consolidated net income in that reporting period. When the same hospital has earnings in a subsequent period, a disproportionately higher share, up to 100%, of the hospital’s earnings will be allocated to us to the extent we have previously recognized a disproportionate share of that hospital’s losses. The disproportionate allocation to us of a hospital’s earnings would increase our consolidated net income in that reporting period.

      The determination of at-risk capital position is based on the specific terms of each hospital’s operating agreement, including each partner’s contributed capital, obligation to contribute additional capital to provide working capital loans, or to guarantee the outstanding obligations of the hospital. During each of our fiscal years 2004, 2003 and 2002, our disproportionate recognition of earnings (losses) in our hospitals had a positive (negative) impact of $(7.8) million, $(5.0) million, and $2.0 million, respectively, on our reported income (loss) before income taxes.

      We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profits of our hospitals. As of September 30, 2004, we had remaining cumulative disproportionate loss allocations of approximately $29.3 million that we may recover in future periods, or be required to recognize additional disproportionate losses, depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in disproportionate allocation depending on their results of operations in future periods.

      Income Taxes. Income taxes are computed on the pretax income (loss) based on current tax law. Deferred income taxes are recognized for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or their future deductibility is uncertain.

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

Results of Operations

Fiscal Year 2004 Compared to Fiscal Year 2003

      Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,

					% of Net
			Increase/ Decrease		Revenue

	2004	2003	$	%	2004	2003

Net revenue	$692,791	$542,986	$149,805	27.6%	100.0%	100.0%
Operating expenses:
Personnel expense	218,140	172,318	45,822	26.6%	31.5%	31.7%
Medical supplies expense	192,814	136,681	56,133	41.1%	27.8%	25.2%
Bad debt expense	46,717	26,791	19,926	74.4%	6.7%	4.9%
Other operating expenses	147,952	130,173	17,779	13.7%	21.4%	24.0%
Pre-opening expenses	5,531	10,095	(4,564)	(45.2)%	0.8%	1.9%
Depreciation	43,768	40,104	3,664	9.1%	6.3%	7.4%
Amortization	1,160	1,441	(281)	(19.5)%	0.2%	0.3%
Loss on disposal of property, equipment and other assets	93	258	(165)	(64.0)%	0.0%	0.0%
Impairments of goodwill and long-lived assets	7,227	58,865	(51,638)	(87.7)%	1.0%	10.8%

Income (loss) from operations	29,389	(33,740)	63,129	(187.1)%	4.2%	(6.2)%
Other income (expenses):
Interest expense	(28,953)	(25,857)	(3,096)	12.0%	(4.2)%	(4.8)%
Interest income	835	1,373	(538)	(39.2)%	0.1%	0.3%
Loss on debt refinancing	(5,488)	—	(5,488)	100.0%	(0.8)%	—
Other income, net	43	206	(163)	(79.1)%	0.0%	0.0%
Equity in net earnings of unconsolidated affiliates	3,540	3,541	(1)	(0.0)%	0.5%	0.7%

Loss before minority interest and income taxes	(634)	(54,477)	53,843	(98.8)%	(0.1)%	(10.0)%
Minority interest share of earnings of consolidated subsidiaries	(6,202)	(5,524)	(678)	12.3%	(0.9)%	(1.0)%

Loss before income taxes	(6,836)	(60,001)	53,165	(88.6)%	(1.0)%	(11.1)%
Income tax benefit (expense)	3,213	(305)	3,518	(1,153.4)%	0.5%	(0.1)%

Net loss	$(3,623)	$(60,306)	$56,683	(94.0)%	(0.5)%	(11.1)%

      Net revenue. Net revenue increased 27.6% to $692.8 million for our fiscal year ended September 30, 2004 from $543.0 million for our fiscal year ended September 30, 2003. Of this $149.8 million increase in net revenue, our hospital division generated a $159.0 million increase, which was partially offset by a $0.2 million decrease in our diagnostics division and a $9.0 million decrease in our cardiology consulting and management operations.

      The $159.0 million increase in hospital division net revenue was attributable to $80.9 million of net revenue growth from our four newest hospitals, including Louisiana Heart Hospital which opened on February 28, 2003, The Heart Hospital of Milwaukee which opened on October 14, 2003, Texsan Heart Hospital which opened January 13, 2004, and Heart Hospital of Lafayette which opened March 2, 2004, as well as $78.1 million of growth among our same facility hospitals. On a consolidated basis, hospital admissions increased 28.4% and adjusted admissions increased 30.9% for fiscal 2004 compared to fiscal 2003. Also on a consolidated basis, inpatient catheterization procedures increased 25.5% and inpatient surgical procedures increased 22.6% for fiscal 2004 compared to fiscal 2003, while average length of stay decreased 3.1% to 3.45 days for fiscal 2004 compared to 3.56 days for fiscal 2003.

      The $78.1 million increase in net revenue contributed by our same facility hospitals, along with the increases in admissions of 16.6%, adjusted admissions of 19.4%, inpatient catheterization procedures of 10.3%, and inpatient surgical procedures of 10.4% within our same facility hospitals was largely due to the growth in operations of Harlingen Medical Center and Tucson Heart Hospital as well as the re-opening of Bakersfield Heart Hospital’s emergency department during the second quarter of fiscal 2003 after it was closed in the third quarter of fiscal 2002.

      The $0.2 million decrease in our diagnostics division net revenue was the net result of several key changes in this division. Gaston Cardiology Services LLC, which was dissolved in November 2003, contributed incremental revenue of $7.0 million in 2003 as compared to 2004. This decline in revenue was partially offset by $2.7 million in new diagnostic and therapeutic business developed since 2003 and a $4.3 million increase in our same facility diagnostic services. The increase in same facility diagnostic services was primarily the net result of growth in the number of procedures performed, including new services added, offset in part by a decline in the number of procedures performed in our mobile cardiac catheterization laboratories during fiscal 2004 as compared to fiscal 2003.

      The $9.0 million decrease in our cardiology consulting and management operations net revenue during fiscal 2004 compared to fiscal 2003 was primarily attributable to two key changes in that business. In the third quarter of fiscal 2003, we restructured one of our two physician management contracts, which reduced management fee revenue, but more significantly eliminated a pass-through cost reimbursement arrangement. In the first quarter of fiscal 2004, we changed certain vendor relationships associated with our second physician management contract to eliminate a substantial amount of pass-through cost reimbursement revenue, as previously discussed. The cost reimbursement changes under these two contracts reduced both our net revenue and certain of our operating expenses by corresponding amounts, and therefore had no impact on our consolidated income from operations or our consolidated net income during fiscal 2004.

      Personnel expense. Personnel expense increased 26.6% to $218.1 million for fiscal 2004 from $172.3 million for fiscal 2003. This $45.8 million increase in personnel expense was primarily due to a $49.6 million increase generated by our hospital division, offset in part by a $3.4 million decrease in our corporate and other division. Of the $49.6 million increase in hospital division personnel expense, our four new hospitals accounted for $33.7 million and our same facility hospitals accounted for the remaining $15.9 million. This increase in our same facility hospitals’ personnel expense was primarily attributable to increased staffing to support the growth in admissions, inpatient catheterization and surgical procedures during the year. The $3.4 million decrease in our corporate and other division’s personnel expense was due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations, as previously discussed.

      As a percentage of net revenue, personnel expense decreased slightly to 31.5% for fiscal 2004 from 31.7% for fiscal 2003. This decrease was primarily attributable to lower same facility hospital personnel costs relative to higher net revenue as compared to prior year, offset by high personnel costs relative to net revenue associated with the ramp up of The Heart Hospital of Milwaukee, Heart Hospital of Lafayette and Texsan Heart Hospital. On an adjusted patient day basis, personnel expense for our consolidated hospitals increased to $1,115 per adjusted patient day for fiscal 2004 from $1,071 per adjusted patient day for fiscal 2003. Personnel expense on an adjusted patient day basis for our same facility hospitals declined 4.6% to $998 from $1,046 for these comparable periods, which we believe is the result of our concentration on staffing levels, recruiting and retention of nurses in our hospitals, and a decrease in contract labor.

      Medical supplies expense. Medical supplies expense increased 41.1% to $192.8 million for fiscal 2004 from $136.7 million for fiscal 2003. This $56.1 million increase in medical supplies expense was due to a $53.3 million increase in our hospital division and a $2.8 million increase in our diagnostics division. Of the $53.3 million increase in our hospital division’s medical supplies expense, our four new hospitals accounted for $22.1 million and our same facility hospitals accounted for the remaining $31.2 million. This increase in our same facility hospitals’ medical supplies expense was attributable to the increases in catheterization and surgical procedures performed during fiscal 2004 compared to fiscal 2003. Moreover, the increase in surgical procedures during 2004 was disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies, such as automatic implantable cardioverter defibrillators (AICD), pacemaker procedures, and drug-eluting stents. During fiscal 2004, we experienced a 28.1% increase in the number of AICD procedures compared to fiscal 2003. We have experienced a general trend over the past year in which the number of surgical procedures involving AICD and other higher cost medical devices and supplies has increased as a component of our mix of procedures. In addition, the introduction of drug-eluting stents in April 2003 contributed to higher medical supplies expense during fiscal 2004 compared to fiscal 2003. Approximately 59.7% of our cardiac procedures involving stents utilized drug-eluting stents compared to 20.3% for fiscal 2003. Further, our average utilization rate for drug-eluting stents in this was 1.31 stents per case during fiscal 2004 as compared to 1.12 stents per case during fiscal 2003. Therefore, hospital division medical supplies expense per adjusted patient day increased 13.1% for fiscal 2004 as compared to fiscal 2003, reflecting the increase in procedures that use high-costs devices and drug-eluting stents. The $2.8 million increase in diagnostics division medical supplies expense was primarily attributable to the net growth in its same facility operations, new diagnostic and therapeutic business and the increased costs associated with drug-eluting stents during fiscal 2004.

      As a percentage of net revenue, medical supplies expense increased to 27.8% for fiscal 2004 from 25.2% for fiscal 2003. We expect our medical supplies expense to continue to increase in future periods as new technologies are introduced into the cardiovascular care market and as we continue to experience increased utilization of AICD and pacemaker procedures that use high-cost devices. The amount of increase in our medical supplies expense, and the relationship to net revenue, in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific new technology by physicians in providing patient care, as well as any changes in reimbursement amounts we may receive from Medicare and other payors. We also expect our medical supplies expense in future periods will remain sensitive to changes in case mix of procedures at our hospitals as surgical procedures typically involve higher cost medical supplies than catheterization procedures.

      Bad debt expense. Bad debt expense increased 74.4% to $46.7 million for fiscal 2004 from $26.8 million for fiscal 2003. This $19.9 million increase in bad debt expense was primarily incurred by our same facilities hospitals, which accounted for $14.9 million of the increase. Our four new hospitals accounted for the remaining $5.0 million increase for fiscal 2004 compared to fiscal 2003. The $14.9 million increase in our same facility hospitals’ bad debt expense was primarily attributable to growth in net revenue, as previously discussed, and an increase in the number of self-pay patients in several of our markets this fiscal year, including the impact of the continued ramp up of Harlingen Medical Center which operates in a market with a historically higher percentage of self-pay patients than our other hospitals. As a percentage of net revenue, bad debt expense increased to 6.7% for fiscal 2004 from 4.9% for fiscal 2003. While payor mix has a significant impact on bad debt expense, we anticipate future bad debt expense levels as a percentage of revenue to approximate those recognized in fiscal 2004.

      Other operating expenses. Other operating expenses increased 13.7% to $148.0 million for fiscal 2004 from $130.2 million for fiscal 2003. This $17.8 million increase in other operating expense was due to a $27.3 million increase generated by our hospital division, offset in part by a $0.7 million decrease in our diagnostics division and a $8.8 million decrease in our corporate and other division. Of the $27.3 million increase in hospital division other operating expense, our four new hospitals accounted for $21.2 million and our same facility hospitals accounted for the remaining $6.1 million. This increase in our same facility hospitals’ other operating expense was primarily attributable to the significant growth in volume at two of our hospitals. These increases in other operating expenses were offset in part by decreases resulting from company-wide cost control initiatives. The $0.7 million decrease in our diagnostics division was primarily attributable to reduced operating costs resulting from the dissolution of Gaston Cardiology Services, LLC, combined with company-wide cost control initiatives. The $8.8 million decrease in our corporate and other division’s other operating expense was primarily due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations, as previously discussed. As a percentage of net revenue, other operating expenses decreased to 21.4% for fiscal 2004 from 24.0% for fiscal 2003. This decrease was primarily attributable to higher same facility hospital net revenue and the certain economies of scale achieved on the fixed cost components of our other operating expenses combined with the benefits realized from our company-wide cost control initiatives.

      Pre-opening expenses. Pre-opening expenses decreased 45.2% to $5.5 million for fiscal 2004 from $10.1 million for fiscal 2003. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. Upon opening Heart Hospital of Lafayette during the second quarter of fiscal 2004, we have completed our hospital expansion plans that commenced three years ago, and we do not currently have any other hospitals under development. Accordingly, we have not incurred any pre-opening expenses since March 2004. The amount of pre-opening expenses, if any, we many incur in future periods will depend on the nature, timing and size of our development activities.

      Depreciation. Depreciation increased 9.1% to $43.8 million for fiscal 2004 from $40.1 million for fiscal 2003. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of our four new hospitals, offset in part by a decrease related to equipment that became fully depreciated during fiscal 2003 in certain of our older same facility hospitals.

      Impairments of goodwill and long-lived assets. Impairments were $7.2 million and $58.9 million in fiscal 2004 and 2003, respectively. The $7.2 million impairment in 2004 represents the write-off of an enterprise wide healthcare information system, while the $58.9 million charge in 2003 represents goodwill impairment.

      The $7.2 million impairment in 2004 represents the unamortized costs associated with the acquisition, development and implementation of an information system that had been installed in two hospitals. Due to a number of functionality and integration issues experienced with the system, we determined that the system was not performing to its original specifications and thus will be replaced at the two hospitals where it has been installed and will not be installed in any additional hospitals as stated in the original license. We are currently engaged in efforts to recoup costs associated with the impairment from the vendor.

      At the end of fiscal 2003, we performed a goodwill impairment test in accordance with SFAS No. 142, which requires that we do not amortize goodwill, but rather subject our goodwill to an impairment test on an annual basis (at September 30 under our accounting policies), and between annual dates if an event occurs or circumstances change that indicate an impairment may exist. The results of our test concluded our goodwill was impaired, and based on the hypothetical purchase price methodology required under SFAS No. 142, we determined the amount of the goodwill impairment to be approximately $58.9 million at September 30, 2003.

      Interest expense. Interest expense increased 12.0% to $29.0 million for fiscal 2004 compared to $25.9 million for fiscal 2003. This $3.1 million increase in interest expense was primarily attributable to interest expense at our four new hospitals of $3.9 million, partially offset by a decrease in interest expense in our same facility hospitals due to a decrease in outstanding debt through scheduled principal payments and prepayment reductions. In addition, we capitalized approximately $0.6 million and $1.4 million of interest expense as part of the capitalized construction costs of our hospitals that were under development during fiscal 2004 and 2003, respectively. No interest expense was capitalized during the last two quarters of fiscal 2004 We expect our interest expense for fiscal 2005 to increase in comparison to fiscal 2004 due to the July 7, 2004 financing transaction, which resulted in an increase in our cost of borrowings compared to the debt that was repaid.

      Loss on debt refinancing. During the fourth quarter of fiscal 2004, we repaid approximately $279.6 million of existing debt with proceeds received from our offering of $150.0 million senior notes and a $200.0 million senior credit facility. The repayment of debt resulted in a loss of approximately $5.5 million and included the write-off of unamortized loan acquisition costs of approximately $3.4 million, the recapture of other comprehensive loss under interest rate swaps of approximately $1.2 million and prepayment penalties of approximately $0.8 million.

      Equity in net earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates remained consistent at $3.5 million for fiscal 2004 and fiscal 2003. However, the equity in net earnings of unconsolidated affiliates for the fiscal 2004 period includes $0.4 million associated with a gain on sale of land by an unconsolidated affiliate of one of our hospitals. Excluding this gain, our equity in earnings of unconsolidated affiliates decreased approximately $0.4 million from the prior year. This decrease was attributable to a decline in the operating results of our unconsolidated affiliate hospital primarily due to the reduction in that hospital’s capital cost reimbursement under the Medicare program as the hospital transitioned to the full federal payment methodology following its second full year of operations on October 1, 2003.

      Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries increased $0.7 million to $6.2 million for fiscal 2004 from $5.5 million for fiscal 2003. This increase was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocation of such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during fiscal 2004 compared to fiscal 2003. In general, our earnings allocated to minority interests increased due to a decrease in ramp up losses incurred by our new hospitals which were allocated to our minority partners on a pro rata basis combined with an increase in earnings of certain of our same facility hospitals which were allocated to our minority partners on a pro rata basis. These additions to our earnings allocated to minority interests were increased in part by a change from pro rata to disproportionate recognition of losses at three of our new hospitals that continue to ramp up combined with a change from disproportionate recognition of losses to pro rata recognition of earnings at one of our same facility hospitals during fiscal 2004 compared to the prior year. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies.”

      Income tax benefit (expense). Income tax benefit was $3.2 million for fiscal 2004 compared to income tax expense of $0.3 million for fiscal 2003, which represented an effective tax rate of approximately 47.0% and 0.5%, respectively. The Company continues to have federal and state net operating loss carry forwards available from prior periods to offset the majority of its current tax liabilities.

      For fiscal 2004, income taxes include certain one-time state incentive credits that we qualified for and were able to utilize. For fiscal 2003, our reported loss before income taxes of $60.0 million included a $58.9 million impairment of goodwill, which is non-deductible on a permanent basis for tax purposes. Accordingly, our loss before income taxes that was subject to current and deferred taxes was only $1.1 million, and we recognized income tax expense of $0.3 million, which was comprised of $0.8 million of current income tax expense offset by $0.5 million of deferred income tax benefit during fiscal 2003.

Fiscal Year 2003 Compared to Fiscal Year 2002

      Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,

					% of Net
			Increase/ Decrease		Revenue

	2003	2002	$	%	2003	2002

Net revenue	$542,986	$477,637	$65,349	13.7%	100.0%	100.0%
Operating expenses:
Personnel expense	172,318	138,067	34,251	24.8%	31.7%	28.9%
Medical supplies expense	136,681	108,896	27,785	25.5%	25.2%	22.8%
Bad debt expense	26,791	22,319	4,472	20.0%	4.9%	4.7%
Other operating expenses	130,173	107,636	22,537	20.9%	24.0%	22.5%
Pre-opening expenses	10,095	8,339	1,756	21.1%	1.9%	1.7%
Depreciation	40,104	35,276	4,828	13.7%	7.4%	7.4%
Amortization	1,441	2,367	(926)	(39.1)%	0.3%	0.5%
Loss (gain) on disposal of property, equipment and other assets	258	(1,047)	1,305	(124.6)%	0.0%	(0.2)%
Impairment of goodwill	58,865	—	58,865	100.0%	10.8%	—

Income (loss) from continuing operations	(33,740)	55,784	(89,524)	(160.5)%	(6.2)%	11.7%

	Year Ended September 30,

					% of Net
			Increase/ Decrease		Revenue

	2003	2002	$	%	2003	2002

Other income (expenses):
Interest expense	(25,857)	(23,596)	(2,261)	9.6%	(4.8)%	(4.9)%
Interest income	1,373	2,337	(964)	(41.2)%	0.3%	0.5%
Other income, net	206	190	16	8.4%	0.0%	0.0%
Equity in net earnings of unconsolidated affiliates	3,541	3,007	534	17.8%	0.7%	0.6%

Income (loss) before minority interest and income taxes	(54,477)	37,722	(92,199)	(244.4)%	(10.0)%	7.9%
Minority interest share of earnings of consolidated subsidiaries	(5,524)	(10,451)	4,927	(47.1)%	(1.0)%	(2.2)%

Income (loss) income before income taxes	(60,001)	27,271	(87,272)	(320.0)%	(11.1)%	5.7%
Income tax expense	(305)	(2,920)	2,615	(89.6)%	(0.1)%	(0.6)%

Net income (loss)	$(60,306)	$24,351	(84,657)	(347.7)%	(11.1)%	5.1%

      Net revenue. Net revenue increased $65.4 million, or 13.7%, to $543.0 million for our fiscal year ended September 30, 2003 from $477.6 million for our fiscal year ended September 30, 2002. The $65.4 million increase in net revenue resulted from a $77.1 million increase generated by our hospital division, offset in part by a $6.0 million decrease in our diagnostics division and a $5.8 million decrease in our corporate and other division.

      The $77.1 million increase in our hospital division’s net revenue was primarily attributable to the opening of Harlingen Medical Center on October 2, 2002 and the opening of Louisiana Heart Hospital on February 28, 2003. Harlingen Medical Center and Louisiana Heart Hospital generated $58.8 million of the $77.1 million increase in our hospital division’s net revenue during fiscal 2003. The $6.0 million decrease in our diagnostic services division was primarily the result of the $9.7 million of net revenue arising from management fees that we recognized in the second quarter of fiscal 2002 as a result of the favorable settlement of the Sun City Cardiac Center billing dispute. Excluding the effect of this favorable settlement, our diagnostics division generated a $3.7 million increase in net revenue during fiscal 2003 compared to fiscal 2002. This $3.7 million increase was primarily due to the increase in net revenue generated by new diagnostic and therapeutic facilities opened since fiscal 2002, offset in part by a decrease in net revenue in our mobile cardiac catheterization laboratories and in one of our hospital-based cardiac diagnostic and therapeutic facilities due to a decline in the number of procedures performed during fiscal 2003 compared to fiscal 2002. The $5.8 million decrease in our corporate and other division’s net revenue was primarily due to a decrease in our cardiology consulting and management operations and included a $1.0 million decrease due to the expiration of a management contract during fiscal 2002 and a $4.7 million decrease due to the restructuring of one of our two physician management contracts in the third quarter of fiscal 2003. The restructuring of the physician management contract during the third quarter of fiscal 2003 reduced management fee revenue but more significantly eliminated the cost reimbursement arrangement whereby we were previously reimbursed for costs on a pass through basis. The change of the reimbursement terms of this contract reduced both net revenue and certain of our operating expenses by corresponding amounts and, therefore, had no impact on our consolidated loss from operations or our consolidated net loss for fiscal 2003.

      On a same facility basis in our hospital division, net revenue increased $19.1 million, or 4.8%, to $418.1 million for fiscal 2003 from $399.0 million for 2002. This $19.1 million increase includes the impact of an additional $2.2 million of net revenue that was recognized in the third quarter of fiscal 2002 by one of our hospitals as a result of a favorable settlement of a billing dispute with a managed care provider. Excluding this $2.2 million of additional net revenue from the third quarter of fiscal 2002, our hospital division’s net revenue increased $21.3 million. This increase in net revenue was due to an increase in the number of procedures performed and an increase in billing rates in our same facility hospitals during fiscal 2003 compared to fiscal 2002. This increase in net revenue was achieved after the impact of a $1.2 million reduction in our net revenue during the fourth quarter of fiscal 2003 resulting from an unanticipated change by one of our Medicare fiscal intermediaries in their interpretation of how the capital cost reimbursement methodology should be applied at four of our hospitals. On a same facility basis in our hospital division, admissions decreased 0.9% and adjusted admissions declined 0.1%. These operating measures reflect the impact of events at two of our hospitals. The first was lower patient volume at Bakersfield Heart Hospital during the first six months of fiscal 2003 due to the transition associated with the reopening of the hospital’s emergency department during the second quarter of fiscal 2003. The second was lower inpatient volumes and net revenue at Tucson Heart Hospital during fiscal 2003 due to: (i) an increase in emergency room capacity in the market by competitors; (ii) an increase in the number of patients using the hospital’s outpatient services; (iii) an apparent reduction in the number of winter visitors in the market for healthcare, which we believe is related to the poor economy; and (iv) a mild flu season in the market. On a same facility basis, excluding the impact of these two hospitals, admissions increased 2.7% and adjusted admissions increased 2.0% for fiscal 2003 compared to 2002.

      Also on a same facility basis, inpatient catheterization procedures increased 4.7% and inpatient surgical procedures increased 6.4% for fiscal 2003 compared to fiscal 2002. Average length of stay in our same facility hospitals decreased to 3.61 days for fiscal 2003 compared to 3.72 days for fiscal 2002.

      Personnel expense. Personnel expense increased $34.2 million, or 24.8%, to $172.3 million for fiscal 2003 from $138.1 million for fiscal 2002. The $34.2 million increase in personnel expense was primarily due to a $36.2 million increase generated by our hospital division, which included a $24.4 million increase attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during fiscal 2003. The remaining $11.8 million increase in our same facility hospitals was primarily due to higher wage rates and benefit costs, offset in part by a decrease in the use of contract nurses in our same facility hospitals during fiscal 2003 compared to fiscal 2002 and a decrease in staffing at one of our hospitals related to the decline in admissions and procedures performed in that hospital, primarily related to the closing of the emergency department, as previously discussed, during the first six months of fiscal 2003. The increase in the hospital division’s personnel expense was offset in part by a decrease in our corporate and other division’s personnel expense due to the change in the physician management contract in our cardiology consulting and management operations whereby certain reimbursable costs are no longer being passed through our operations, as previously discussed. As a percentage of net revenue, personnel expense increased to 31.7% for fiscal 2003 from 28.9% for fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from fiscal 2003 and excluding the $9.7 million of net revenue resulting from the Sun City settlement and the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider from fiscal 2002, personnel expense represented 30.5% of net revenue for fiscal 2003 compared to 29.6% for fiscal 2002.

      Medical supplies expense. Medical supplies expense increased $27.8 million, or 25.5%, to $136.7 million for fiscal 2003 from $108.9 million for fiscal 2002. Of this $27.8 million increase in medical supplies expense, our hospital division generated a $24.8 million increase that included an increase of $11.1 million attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during fiscal 2003. The remaining increase of $13.7 million in our same facility hospitals was primarily due to a 6.4% increase in surgical procedures and a 4.7% increase in catheterization procedures performed during fiscal 2003 compared to fiscal 2002 combined with the increase in costs resulting from the introduction of drug-eluting stents in April 2003. The increase in surgical procedures during 2003 included a significant increase in procedures that use higher cost medical devices and supplies, such as AICD and pacemaker procedures. Surgical procedures typically involve higher cost medical devices and supplies than catheterization procedures, and certain surgical procedures such as AICDs and pacemaker procedures involve high-cost devices, which makes our medical supplies expense sensitive to changes in case mix of procedures at each of our individual hospitals. In addition, the introduction of drug-eluting stents in April 2003 contributed to higher supply cost during the last five months of fiscal 2003. The remaining $3.0 million increase in medical supplies expense was incurred by our diagnostics division and was primarily due to the net revenue growth in its operations, a change in procedure mix in one of our diagnostic centers, and the increased costs associated with drug-eluting stents during fiscal 2003. Under the agreements with our hospital customers where we operate cardiac diagnostic and therapeutic centers, we are typically able to pass through most of the increased costs associated with drug-eluting stents. As a percentage of net revenue, medical supplies expense increased to 25.2% for fiscal 2003 from 22.8% for fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from fiscal 2003 and excluding the $9.7 million of net revenue resulting from the Sun City settlement and the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider from fiscal 2002, medical supplies expense represented 25.9% of net revenue for fiscal 2003 compared to 23.4% for fiscal 2002.

      Bad debt expense. Bad debt expense increased $4.5 million, or 20.0%, to $26.8 million for fiscal 2003 from $22.3 million for fiscal 2002. This $4.5 million increase was primarily due to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during fiscal 2003, offset in part by a decrease in bad debt expense of our same facility hospitals due to the continued improvement in the receivables collection procedures and the decline in our hospital division’s days of net revenue in accounts receivable. Our same facility hospitals’ days of net revenue in accounts receivable, based on fiscal year net revenue, was 50 days as of September 30, 2003 compared to 56 days as of September 30, 2002. We primarily attribute the decline in days of net revenue in accounts receivable and the decline in bad debt expense in our same facility hospitals to the receivables collection procedures and other processes we implemented in our business offices during fiscal 2002. As a percentage of net revenue, bad debt expense increased to 4.9% for fiscal 2003 from 4.7% for fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from fiscal 2003 and excluding the $9.7 million of net revenue resulting from the Sun City settlement and the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider from fiscal 2002, bad debt expense represented 4.0% of net revenue for fiscal 2003 compared to 4.8% for fiscal 2002.

      Other operating expenses. Other operating expenses increased $22.6 million, or 20.9%, to $130.2 million for fiscal 2003 from $107.6 million for fiscal 2002. Other operating expenses include primarily maintenance, rent, property taxes, insurance, utilities, advertising, travel, professional fees, contract services and support services provided to operating divisions by our corporate office. Of the $22.6 million increase in other operating expenses, our hospital division generated a $23.6 million increase and our diagnostics division generated a $0.7 million increase, which was partially offset by a $1.7 million decrease in our corporate and other division. The $23.6 million increase in our hospital division’s other operating expenses included a $17.3 million increase attributable to the results of operations of Harlingen Medical Center and Louisiana Heart Hospital during fiscal 2003. The remaining $6.3 million increase in our hospital division’s other operating expenses was primarily due to an overall increase in our insurance costs, primarily medical malpractice insurance costs, including both premiums and self-insured retention, of our same facility hospitals during fiscal 2003 compared to fiscal 2002 and an increase in the maintenance expense at some of our same facility hospitals. The $0.7 million increase in our diagnostic services division’s other operating expenses was primarily due to the increase in insurance costs and net revenue growth in the division’s operations, as previously discussed, offset in part by a decrease in legal expenses during fiscal 2003 compared to fiscal 2002. The decrease in the diagnostics division’s legal expenses was attributable to an unusually high amount of legal expenses incurred during fiscal 2002 relating to the Sun City settlement. The $1.7 million decrease in other operating expenses of our corporate and other division was primarily due to the expiration of a management contract during fiscal 2002 and the change in a physician management contract in the third quarter of fiscal 2003 in our cardiology consulting and management operations, as previously discussed. These decreases in other operating expenses were offset in part by increases resulting from severance costs recognized for certain of our previous executive officers, net of bonuses not paid, and costs associated with an offering of debt securities that we elected to delay during the fourth quarter of fiscal 2003. As a percentage of net revenue, other operating expenses increased to 24.0% for fiscal 2003 from 22.5% for fiscal 2002. Excluding the results of operations of Harlingen Medical Center and Louisiana Heart Hospital from fiscal 2003 and excluding the $9.7 million of net revenue and the $1.1 million of legal expense resulting from the Sun City settlement and the $2.2 million of net revenue resulting from the settlement of a billing dispute with a managed care provider from fiscal 2002, other operating expense represented 23.3% of net revenue for fiscal 2003 compared to 22.9% for fiscal 2002.

      Pre-opening expenses. Pre-opening expenses increased $1.8 million, or 21.1%, to $10.1 million for fiscal 2003 from $8.3 million for fiscal 2002. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. As of September 30, 2003, we had three hospitals under development: The Heart Hospital of Milwaukee, Texsan Heart Hospital and Heart Hospital of Lafayette. We opened The Heart Hospital of Milwaukee on October 14, 2003, Texsan Heart Hospital on January 13, 2004 and Heart Hospital of Lafayette on March 2, 2004. As of September 30, 2002, we had five hospitals under development.

      Depreciation. Depreciation increased $4.8 million, or 13.7%, to $40.1 million for fiscal 2003 from $35.3 million for fiscal 2002. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of Harlingen Medical Center and Louisiana Heart Hospital, offset in part by a decrease related to equipment that became fully depreciated since fiscal 2002 at some of our older hospitals.

      Amortization. Amortization decreased approximately $1.0 million, or 39.1%, to $1.4 million for fiscal 2003 from $2.4 million for fiscal 2002. This decrease was primarily due to the write-off of other intangible assets in connection with the settlement and expiration of a management contract during fiscal 2002 and a change in the estimated useful life of certain intangible assets related to the change in the physician management contract in our cardiology consulting and management operations during the third quarter of fiscal 2003. The decrease was also partially due to other intangible assets that became fully amortized during the fourth quarter of fiscal 2002 in our corporate and other division.

      During fiscal 2002, we recognized a $1.2 million gain on the settlement of a management contract in our cardiology consulting and management operations that occurred in December 2001. This gain is included in gain on sale of property, equipment and other assets in our consolidated financial statements.

      Impairments of goodwill and long-lived assets. In September 2003, we performed a goodwill impairment test in accordance with SFAS No. 142, which requires that we do not amortize goodwill, but rather subject our goodwill to an impairment test on an annual basis (at September 30 under our accounting policies), and between annual dates if an event occurs, or circumstances change, that indicate an impairment may exist. The results of this test concluded our goodwill was impaired, and based on the hypothetical purchase price methodology required under SFAS No. 142, we determined the amount of the goodwill impairment to be approximately $58.9 million at September 30, 2003. There was no such impairment in fiscal 2002.

      Interest expense. Interest expense increased by $2.3 million, or 9.6%, to $25.9 million for fiscal 2003 from $23.6 million for fiscal 2002. This increase in interest expense was primarily due to the operations of Harlingen Medical Center and Louisiana Heart Hospital, offset in part by a decrease in interest expense of our same facility hospitals resulting from a decrease in outstanding debt through scheduled principal payment reductions and lower interest rates on our variable rate debt during fiscal 2003 compared to fiscal 2002. In addition, we capitalized approximately $1.4 million and $1.1 million of interest expense as part of the capitalized construction costs of our hospitals under development, which was not included in interest expense recognized for fiscal 2003 and fiscal 2002, respectively. Interest income decreased to $1.4 million for fiscal 2003 from $2.3 million for fiscal 2002, which was primarily due to the decline in interest rates and balance of our variable rate short-term investments, which are included in cash and cash equivalents in our consolidated balance sheets.

      Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased $0.5 million, or 17.8%, to $3.5 million for fiscal 2003 from $3.0 million for fiscal 2002, which was primarily due to improved operating results from our unconsolidated affiliate hospital. We have only one hospital in which we hold less than a 50.0% equity interest and over which we do not have substantive control, such that we were required to account for as an equity investment during fiscal 2003 and 2002. We also continue to hold a small number of additional equity investments in our diagnostic services division, our corporate and other division, and in one of our hospitals.

      Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries decreased $5.0 million to $5.5 million for fiscal 2003 from $10.5 million for fiscal 2002. Excluding the effect of the $3.0 million allocated to minority interests during fiscal 2002 resulting from the Sun City settlement, earnings allocated to minority interests decreased $2.0 million for fiscal 2003 compared to fiscal 2002. This $2.0 million decrease was primarily due to the losses allocated to minority interest in Harlingen Medical Center and Louisiana Heart Hospital, losses allocated in our hospitals under development resulting from the increase in pre-opening expenses at those hospitals, and a decline in the operating results of one of our same facility hospitals during fiscal 2003 compared to fiscal 2002. These decreases to minority interest were offset in part by an increase in minority interest in the earnings of one of our hospitals in which we recognized a disproportionate share of the profits during fiscal 2002 compared to our pro rata share during fiscal 2003. During fiscal 2003, disproportionate recognition of losses in our hospitals had a negative impact of $5.0 million on our reported loss before income taxes. During fiscal 2002, disproportionate recognition of earnings in our hospitals had a positive impact of $2.0 million on our reported income from operations.

      Income tax expense. Income tax expense decreased to $0.3 million for fiscal 2003 from $2.9 million for fiscal 2002. Our effective tax rate for fiscal 2003 was 0.5% compared to an effective tax rate of 10.7% for fiscal 2002. For fiscal 2003, our reported loss before income taxes of $60.0 million included a $58.9 million impairment of goodwill, which is non-deductible on a permanent basis for tax purposes. Accordingly, our loss before income taxes that was subject to current and deferred taxes was only $1.1 million, and we recognized income tax expense of $0.3 million, which was comprised of $0.8 million of current income tax expense offset by $0.5 million of deferred income tax benefit during fiscal 2003.

Selected Quarterly Results of Operations.

      The following table sets forth quarterly consolidated operating results for each of our last five quarters. We have prepared this information on a basis consistent with our audited consolidated financial statements and included all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2004	2003	2003

Statement of Operations Data:
Net revenue	$182,094	$180,785	$173,286	$156,626	$144,355
Income (loss) from operations	3,979	11,067	10,094	4,249	(56,488)
Equity in net earnings of unconsolidated affiliates	916	900	1,147	577	648
Minority interest	(3,381)	(2,852)	65	(34)	(534)
Net income (loss)	$(6,711)	$1,380	$2,641	$(933)	$(62,062)
Cash Flow and Other Data:
Net cash provided by operating activities	$22,963	$27,110	$6,366	$6,997	$10,480
Net cash (used in) investing activities	$(15,177)	$(9,098)	$(14,565)	$(26,590)	$(41,069)
Net cash provided by (used in) financing activities	$(24,853)	$(10,631)	$10,189	$5,862	$13,713
EBITDA	$22,180	$23,131	$21,428	$14,898	$12,809
EBITDA, before pre-opening expenses	$22,180	$23,131	$23,515	$18,342	$15,855

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

Liquidity and Capital Resources

      Working Capital and Cash Flow Activities. Our consolidated working capital was $102.7 million at September 30, 2004 and $63.9 million at September 30, 2003. The increase of $38.8 million in working capital resulted primarily from decreases in current portion of long-term debt and accrued construction and developments costs combined with increases in accounts receivable, net, medical supplies and current deferred income tax assets, offset in part by a decrease cash and cash equivalents combined with increases in accounts payable, accrued compensation and benefits and other accrued liabilities.

      A significant portion of our change in working capital was due to a decrease in current portion of long-term debt during fiscal 2004. This decrease was primarily due to the prepayment of certain debt instruments on July 7, 2004, which had current obligations of approximately $25.9 million at September 30, 2003, with proceeds from the issuance of senior unsecured notes and a new credit facility (see discussion below), which had current obligations of $1.0 million at September 30, 2004. In addition during the first quarter of fiscal 2004, we made a principal prepayment related to amended loan terms of the mortgage debt at Bakersfield Heart Hospital of $11.4 million, which had been classified as a current obligation at September 30, 2003.

      Another significant portion of our change in working capital was due to the opening and subsequent operating activities of our four new hospitals, Louisiana Heart Hospital, The Milwaukee Heart Hospital, Texsan Heart Hospital and Heart Hospital of Lafayette and the continued ramp-up of Harlingen Medical Center. Consistent with the trend from September 30, 2003 to September 30, 2004, we expect our working capital to fluctuate as our new hospitals progress through the ramp-up period. As each new hospital neared its opening, working capital decreased as accounts payable and accrued liabilities increase; conversely, subsequent to the opening of each new hospital, working capital increased and continues to increase primarily as a result of increases in accounts receivable, net, from operating activities.

      The increase in accounts receivable, net, was primarily attributable to the growth in our net revenue during fiscal 2004 compared to fiscal 2003, including the ramp up of our four new hospitals and the growth in our same facility hospitals. These increases in accounts receivable, net, were partially offset by estimated third-party payor reimbursement settlements accrued during fiscal 2004, including the outlier payments, as discussed below. The increase in medical supplies inventory was primarily due to the ramp up of our four new hospitals and volume purchases of inventory at two of our same facility hospitals during the fourth quarter of fiscal 2004. The decrease in accrued construction and development costs resulted from the financing of equipment purchases that were accrued at September 30, 2003 with borrowings under equipment notes payable during fiscal 2004 at our four new hospitals.

      The increase in accounts payable was primarily due to an increase in activity at Texsan Heart Hospital and Heart Hospital of Lafayette which opened during the second quarter of fiscal 2004 offset in part by the timing of our payment cycle at several of our same facility hospitals, which resulted in a decrease in unpaid vendor invoices as of September 30, 2004 compared to September 30, 2003. The increase in accrued compensation and benefits was primarily due to increases in staffing related to the ramp up of our four new hospitals as well as at several of our same facility hospitals in addition to higher accrued bonuses year over year. The increase in other accrued liabilities was primarily due to an increase in activity at our four new hospitals and an increase in accrued interest expense offset in part by the payment of distributions to minority partners at one of our hospitals during fiscal 2004 that were declared but not paid and therefore accrued as of September 30, 2003.

      As discussed below, the decrease in cash and cash equivalents was primarily due to cash used in investing activities and financing activities partially offset by cash flows provided by operations. In addition, our cash and cash equivalents at September 30, 2004 includes approximately $9.7 million that we have received in outlier payments from one of our Medicare intermediaries that we may have to repay to the Medicare program upon final settlement of cost reports for the periods in question. CMS adopted a new rule governing the calculation of outlier payments during the third quarter of fiscal 2003. Since the changes to the outlier formula became effective in August 2003, we have recognized net revenue from outlier payments at estimated amounts determined under the new calculation formula. However, one of our Medicare fiscal intermediaries continued to pay us at amounts calculated under the historical formula since August 2003. Effective May 1, 2004, the Medicare fiscal intermediary began paying us at rates consistent with the new calculation formula for our Medicare cost report year ending September 30, 2004; thus, we expect no future increase in the $9.7 million received in outlier payments through April 30, 2004. We have reflected this $9.7 million as a reduction to our accounts receivable, net, at September 30, 2004, consistent with our other estimated reimbursement settlements, and have not recognized the receipt of these outlier payments as net revenue in any affected period. However, net cash provided by operating activities during fiscal 2004 and fiscal 2003 were positively impacted by $6.8 million and $2.9 million, respectively, for the payments received during these periods. Our cash and cash equivalents and our cash flows from operations may decrease in the future periods if we are required to repay the amounts upon filing our Medicare cost reports.

      Our operating activities provided net cash of $63.4 million for fiscal 2004 compared to net cash of $42.6 million for fiscal 2003. The $63.4 million net cash provided by operating activities for fiscal 2004 was the result of cash flow provided by our operations offset in part by the net changes in our working capital as discussed above. The $42.6 million of net cash provided by operating activities for fiscal 2003 was primarily the result of cash flow provided by our operations combined with increases in accounts payable and other accrued liabilities offset in part by increases in accounts receivable, net, medical supplies and prepaid expenses and other current assets.

      Our investing activities used net cash of $65.4 million for fiscal 2004 compared to $112.1 million for fiscal 2003. The $65.4 million of net cash used by investing activities in fiscal 2004 was primarily due to our capital expenditures during the period offset in part by proceeds from the sale of property and equipment. The $112.1 million of net cash used by investing activities for fiscal 2003 was also primarily due to our capital expenditures, related mostly to our hospitals under development and partially offset by a net decrease in investments in and advances to our unconsolidated affiliate hospital. Although we have completed our hospital expansion plans that commenced three years ago, and we do not currently have any other hospitals under development, we expect to continue to use cash in investing activities in future periods. The amount will depend largely on the type and size of strategic investments we make in future periods.

      Our financing activities used net cash of $19.4 million for fiscal 2004 compared to net cash provided of $44.9 million for fiscal 2003. The $19.4 million of net cash used by financing activities for fiscal 2004 was primarily the result of repayments of long-term debt and capital lease obligations of $331.1 million, advances and distributions to, net of investments by, minority partners of $10.0 million offset in part by proceeds from the issuance of long-term debt, net of loan acquisition costs, of $320.8 million. The $44.9 million of net cash provided by financing activities for fiscal 2003 was the result of proceeds from the issuance of long-term debt, net of loan acquisition costs, of $87.5 million, offset in part by repayments of short-term borrowings, long-term debt and capital lease obligations of $34.9 million and advances and distributions to, net of investments by, minority partners of $7.4 million.

      Capital Expenditures. Expenditures for property and equipment for fiscal years 2004 and 2003 were $68.9 million and $113.5 million, respectively. These capital expenditures included $57.8 million and $89.8 million for fiscal 2004 and 2003, respectively, for our five most recently opened hospitals: Harlingen Medical Center, Louisiana Heart Hospital, The Milwaukee Heart Hospital, Texsan Heart Hospital and Heart Hospital of Lafayette. In addition, we incurred $1.4 million and $4.6 million of capital lease obligations during fiscal 2004 and fiscal 2003, respectively, and we had accrued $10.8 million of capital expenditures primarily related to new hospital development at September 30, 2003. We expect our capital expenditures will decrease for fiscal 2005 and future periods compared to fiscal 2004 as we opened our last hospital under development in March 2004. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.

      Obligations, Commitments and Availability of Financing. As described more fully in the notes to our consolidated financial statements included elsewhere in this report, we had certain cash obligations at September 30, 2004, which are due as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt	$7,271	$64,597	$8,368	$8,556	$20,583	$243,902	$353,277
Obligations under capital leases	2,601	2,625	1,748	823	390	55	8,242

Total debt	9,872	67,222	10,116	9,379	20,973	243,957	361,519
Other long-term obligations, excluding interest rate swaps(1)	—	416	43	—	—	5,711	6,170
Interest on indebtedness(2)	23,146	20,378	16,560	16,156	15,804	42,440	134,484
Operating leases	3,453	3,009	2,694	2,239	1,932	6,290	19,617

Total	$36,471	$91,025	$29,413	$27,774	$38,709	$298,398	$521,790

(1)	Other long-term obligations, excluding interest rate swaps, consists of non-current portion of deferred compensation under nurse retention arrangements at two of our hospitals and a working capital note due to a hospital investor partner at one of our hospitals. The working capital note obligation is due as funds are available and therefore is included in the “Thereafter” category in the above table.

(2)	Interest on indebtedness represents only fixed rate indebtedness.

      On July 7, 2004, we completed our offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes in a private placement to qualified institutional buyers. In November 2004, we completed an exchange of the unregistered senior notes for registered senior notes. Concurrent with our offering of the notes, we entered into a $200.0 million senior secured credit facility with a syndicate of banks and other institutional lenders. The new credit facility provides for a seven-year term loan facility in the amount of $100.0 million, all of which was drawn on July 7, 2004, and a five-year senior secured revolving credit facility in the amount of $100.0 million which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. Proceeds from these new debt facilities combined with cash on hand were used to repay $276.9 million of the long-term debt outstanding at that date.

      At September 30, 2004, we had $361.5 million of outstanding debt, $9.9 million of which was classified as current. Of the outstanding debt, $150.0 million was outstanding under our 9 7/8% senior notes, $99.8 million was outstanding under our new credit facility and $106.7 million was outstanding to lenders to our hospitals. The $106.7 million outstanding to lenders to our hospitals included $9.5 million borrowed under a $12.0 million debt commitment to finance Heart Hospital of Lafayette’s equipment purchases and $4.3 million outstanding under capital lease obligations. The remaining $5.0 million of debt was outstanding to lenders for diagnostic services under capital leases and other miscellaneous indebtedness, primarily equipment notes payable and capital leases.

      No amounts were outstanding to lenders under our $100.0 million revolving credit facility at September 30, 2004. At the same date, however, we had letters of credit outstanding of $1.5 million, which reduced our availability under this facility to $98.5 million.

      In addition to the $361.5 million of outstanding debt at September 30, 2004, we had $5.7 million of a working capital note due to a community hospital investor partner at one of our hospitals that will be repaid as funds are available and is included in other long-term obligations.

      Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At September 30, 2004, Louisiana Heart Hospital was in violation of a certain financial ratio related to its equipment loan. The equipment lender has granted a waiver for the breach at September 30, 2004. We were in compliance with all other covenants in the instruments governing our outstanding debt at September 30, 2004 except as noted above.

      At September 30, 2004, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.

      We also guarantee approximately 50% of the real estate and 30% of the equipment debt of Avera Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at September 30, 2004, and therefore do not consolidate the hospital’s results of operations and financial position. We provide such guarantee in exchange for a fee from the hospital. At September 30, 2004, Avera Heart Hospital of South Dakota was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $26.7 million and $8.5 million, respectively, at September 30, 2004. Accordingly, the real estate debt and the equipment debt guaranteed by us was approximately $13.4 million and $2.5 million, respectively, at September 30, 2004.

      See Note 9 to the consolidated financial statements included elsewhere in this report for additional discussion of the terms, covenants and repayment schedule surrounding our debt.

      We believe that internally generated cash flows and available borrowings under our new credit facility, together with the remaining net proceeds of our initial public offering and borrowings available under equipment debt commitments will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.

      Intercompany Financing Arrangements. Concurrent with our new financing, we provided secured real estate and equipment financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital loans we provided at July 7, 2004 was $387.6 million.

      Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan amortizes based on a 20-year term, matures on June 30, 2011 and accrues interest at variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany real estate loans at September 30, 2004 was 5.06%.

      Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 1 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 5.75% to 7.50% or variable rates based on LIBOR plus and applicable margin. The weighted average interest rate for the intercompany equipment loans at September 30, 2004 was 6.51%.

      We receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.

      We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs, including the needs of our new hospitals during the ramp-up period and any periodic or ongoing needs of our other hospitals. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinated to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interest in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of the borrowing hospital’s accounts receivable. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of September 30, 2004 and September 30, 2003, we held $88.8 million and $88.0 million, respectively, of intercompany working capital notes, net of advances from our hospitals. The increase of approximately $0.8 million was primarily attributable to the funding of working capital at our new hospitals. The aggregate amount of these intercompany working capital loans and cash advances outstanding fluctuates from time to time depending upon our hospitals’ needs for capital resources.

      Because these intercompany notes receivable and related interest income are eliminated with the corresponding notes payable and interest expense at our consolidating hospitals in the process of preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the amounts outstanding under these notes do not appear in our consolidated financial statements or accompanying notes. Information about the aggregate amount of these notes outstanding from time to time may be helpful, however, in understanding the amount of our total investment in our hospitals. In addition, we believe investors and others will benefit from a greater understanding of the significance of the priority rights we have under these intercompany notes receivable to distributions of cash by our hospitals as funds are generated from future operations, a potential sale of a hospital, or other sources. Because these notes receivable are senior to the equity interests of MedCath and our partners in each hospital, in the event of a sale of a hospital, the hospital would be required first to pay to us any balance outstanding under its intercompany note prior to distributing any of the net proceeds of the sale to any of the hospital’s equity investors as a return on their investment based on their pro-rata ownership interests. Also, appropriate payments to us to amortize principal balances outstanding and to pay interest due under these notes are generally made to us from a hospital’s available cash flows prior to any pro-rata distributions of a hospital’s earnings to the equity investors in the hospitals.

      On December 1, 2004, we completed the sale of certain assets of The Heart Hospital of Milwaukee for $42.5 million. Of the $42.5 million in proceeds received, approximately $37.0 million was used to repay The Heart Hospital of Milwaukee’s intercompany secured loans, thereby increasing our consolidated cash position on such date. As part of the terms of the sale, we were required to close the hospital. As such, we incurred costs associated with the closing of the hospital, in addition to costs associated with completing the sale and additional operating expenses. As stipulated by the covenants of our Senior Credit Facility, within 300 days after the receipt of the net proceeds, we may identify a use of the proceeds for capital expenditures or other permitted investments, so long as such usage occurs within 300 days of the date identified. Any net proceeds not identified or invested within this time period must be used to repay principal of senior secured indebtedness.

      We have, during fiscal 2004, and will continue in future periods, provided information on a quarterly basis about the aggregate amount of these intercompany loans outstanding to assist investors in better understanding the total amount of our investment in our hospitals, our claim to the future cash flows of our hospitals, and our capital structure.

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

Inflation

      The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages, such as the growing nationwide shortage of qualified nurses, occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have, to date, offset increases in operating costs by increasing reimbursement for services and expanding services. However, we cannot predict our ability to cover, or offset, future cost increases.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. To date, we have only entered into the fixed interest rate swaps as discussed below.

      As required by their mortgage loans, three of our consolidated hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the mortgage debt for these three hospitals as part of the July 7, 2004 financing transaction. We did not terminate the interest rate swaps as part of the financing transaction, which resulted in the recognition of a loss of approximately $0.6 million, during the fourth quarter of fiscal 2004. Since July 7, 2004, the fixed interest rate swaps have not been utilized as a hedge of variable debt obligations, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as a component of interest expense. The fair value of the interest rate swaps at September 30, 2004 was an obligation of $1.2 million resulting in an unrealized gain of $1,000 during the fourth quarter of fiscal 2004.

      Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. As a result of our July 7, 2004 financing transaction, our outstanding debt subject to variable rates of interest decreased to approximately 33% of our total debt at September 30, 2004 compared to approximately 56% at September 30, 2003. Our debt obligations at September 30, 2004 included approximately $115.9 million of variable rate debt at an approximate average interest rate of 4.70%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.9 million, $1.5 million and $0.9 million for the years ended September 30, 2004, 2003 and 2002, respectively.

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MEDCATH CORPORATION AND SUBSIDIARIES

HEART HOSPITAL OF SOUTH DAKOTA, LLC

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MedCath Corporation
Charlotte, North Carolina

      We have audited the accompanying consolidated balance sheets of MedCath Corporation and subsidiaries (the Company) as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

December 13, 2004

Charlotte, North Carolina

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,

	2004	2003

Current assets:
Cash and cash equivalents	$72,772	$94,199
Accounts receivable, net	93,647	86,306
Medical supplies	23,202	16,424
Due from affiliates	136	187
Deferred income tax assets	11,972	3,145
Prepaid expenses and other current assets	7,896	7,668

Total current assets	209,625	207,929
Property and equipment, net	439,363	436,947
Investments in and advances to affiliates, net	6,029	5,486
Goodwill	75,000	75,000
Other intangible assets, net	10,746	11,907
Other assets	13,473	12,028

Total assets	$754,236	$749,297

Current liabilities:
Accounts payable	$46,978	$42,360
Income tax payable	533	278
Accrued compensation and benefits	26,458	20,356
Accrued property taxes	7,020	5,023
Accrued construction and development costs	741	15,340
Other accrued liabilities	15,342	11,367
Current portion of long-term debt and obligations under capital leases	9,872	49,287

Total current liabilities	106,944	144,011
Long-term debt	346,006	300,884
Obligations under capital leases	5,641	10,814
Deferred income tax liabilities	9,494	3,951
Other long-term obligations	7,330	7,164

Total liabilities	475,415	466,824
Minority interest in equity of consolidated subsidiaries	15,173	17,419
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,090,186 issued and 18,021,286 outstanding at September 30, 2004 18,011,520 issued and 17,942,620 outstanding at September 30, 2003	181	180
Paid-in capital	358,656	357,707
Accumulated deficit	(94,715)	(91,092)
Accumulated other comprehensive loss	(80)	(1,347)
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	263,648	265,054

Total liabilities and stockholders’ equity	$754,236	$749,297

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,

	2004	2003	2002

Net revenue	$692,791	$542,986	$477,637
Operating expenses:
Personnel expense	218,140	172,318	138,067
Medical supplies expense	192,814	136,681	108,896
Bad debt expense	46,717	26,791	22,319
Other operating expenses	147,952	130,173	107,636
Pre-opening expenses	5,531	10,095	8,339
Depreciation	43,768	40,104	35,276
Amortization	1,160	1,441	2,367
Loss (gain) on disposal of property, equipment and other assets	93	258	(1,047)
Impairments of goodwill and long-lived assets	7,227	58,865	—

Total operating expenses	663,402	576,726	421,853

Income (loss) from operations	29,389	(33,740)	55,784
Other income (expenses):
Interest expense	(28,953)	(25,857)	(23,596)
Interest income	835	1,373	2,337
Loss on debt refinancing	(5,488)	—	—
Other income, net	43	206	190
Equity in net earnings of unconsolidated affiliates	3,540	3,541	3,007

Total other expenses, net	(30,023)	(20,737)	(18,062)

Income (loss) before minority interest and income taxes	(634)	(54,477)	37,722
Minority interest share of earnings of consolidated subsidiaries	(6,202)	(5,524)	(10,451)

Income (loss) before income taxes	(6,836)	(60,001)	27,271
Income tax benefit (expense)	3,213	(305)	(2,920)

Net income (loss)	$(3,623)	$(60,306)	$24,351

Earnings (loss) per share, basic	$(0.20)	$(3.35)	$1.35

Earnings (loss) per share, diluted	$(0.20)	$(3.35)	$1.34

Weighted average number of shares, basic	17,984	17,989	18,012
Dilutive effect of stock options	—	—	105

Weighted average number of shares, diluted	17,984	17,989	18,117

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
	Common Stock				Other	Treasury Stock
			Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Total

Balance, September 30, 2001	18,012	$180	$356,614	$(55,137)	$(693)	—	$—	$300,964
Public offering tax benefit	—	—	800	—	—	—	—	800
Public offering reduction of expenses	—	—	293	—	—	—	—	293
Comprehensive income:
Net income	—	—	—	24,351	—	—	—	24,351
Change in fair value of interest rate swaps, net of income tax benefit	—	—	—	—	(718)	—	—	(718)

Total comprehensive income								23,633

Balance, September 30, 2002	18,012	180	357,707	(30,786)	(1,411)	—	—	325,690
Purchase of treasury stock	(69)	—	—	—	—	69	(394)	(394)
Comprehensive loss:
Net loss	—	—	—	(60,306)	—	—	—	(60,306)
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	64	—	—	64

Total comprehensive loss								(60,242)

Balance, September 30, 2003	17,943	180	357,707	(91,092)	(1,347)	69	(394)	265,054
Exercise of stock options	79	1	949	—	—	—	—	950
Comprehensive loss:
Net loss	—	—	—	(3,623)	—	—	—	(3,623)
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	706	—	—	706
Reclassification of interest rate swaps to earnings	—	—	—	—	561	—	—	561

Total comprehensive loss								(2,356)

Balance, September 30, 2004	18,022	$181	$358,656	$(94,715)	$(80)	69	$(394)	$263,648

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,

	2004	2003	2002

Net income (loss)	$(3,623)	$(60,306)	$24,351
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	46,717	26,791	22,319
Depreciation and amortization expense	44,928	41,545	37,643
Loss (gain) on disposal of property, equipment and other assets	93	258	(1,047)
Loss on debt refinancing	5,488	—	—
Impairments of goodwill and long-lived assets	7,227	58,865	—
Amortization of loan acquisition costs	1,895	1,458	1,314
Undistributed earnings of unconsolidated subsidiaries	(124)	(3,541)	(3,007)
Minority interest share of earnings of consolidated subsidiaries	6,202	5,524	10,451
Change in fair value of interest rate swaps	1	—	—
Deferred income taxes	(3,971)	(541)	2,385
Change in assets and liabilities that relate to operations:
Accounts receivable	(53,834)	(42,207)	(19,255)
Medical supplies	(6,778)	(2,858)	(4,355)
Due from affiliates	51	(167)	(10)
Prepaid expenses and other current assets	(210)	424	(3,056)
Other assets	2,585	(2,607)	(304)
Accounts payable and accrued liabilities	16,789	19,950	2,263

Net cash provided by operating activities	63,436	42,588	69,692
Investing activities:
Purchases of property and equipment	(68,866)	(113,482)	(81,523)
Proceeds from sale of property and equipment	2,953	746	1,242
Loans under management agreements	—	—	(61)
Repayments of loans under management agreements	733	169	461
Acquisition of management contracts	—	—	(1,451)
Proceeds from settlement of management contract	—	—	1,825
Acquisition of other intangible assets	—	—	(480)
Investments in and advances to affiliates, net	—	1,052	6,339
Cash acquired upon consolidation of equity method investees	—	—	151
Acquisition of increased ownership in hospitals	—	(811)	(17,395)
Other investing activities	(250)	235	141

Net cash used in investing activities	(65,430)	(112,091)	(90,751)
Financing activities:
Short-term debt borrowings (repayments), net	—	(4,500)	4,500
Proceeds from issuance of long-term debt	330,855	88,510	52,395
Repayments of long-term debt	(323,418)	(27,069)	(26,075)
Repayments of obligations under capital leases	(7,647)	(3,277)	(2,105)
Payment of loan acquisition costs	(10,081)	(998)	(778)
Investments by minority partners	874	567	6,465
Distributions to minority partners	(10,424)	(7,355)	(9,225)
Advances to minority partners	(417)	(550)	—
Purchase of common stock for treasury	—	(394)	—
Proceeds from exercised stock options	825	—	—
Additional proceeds from initial public offering	—	—	293

Net cash provided by (used in) financing activities	(19,433)	44,934	25,470

Net increase (decrease) in cash and cash equivalents	(21,427)	(24,569)	4,411
Cash and cash equivalents:
Beginning of year	94,199	118,768	114,357

End of year	$72,772	$94,199	$118,768

Supplemental disclosure of cash flow information:
Interest paid	$22,610	$24,908	$20,926
Income taxes paid	341	1,166	149
Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$1,404	$4,649	$3,012
Capital expenditures included in accrued construction and development costs	—	10,815	21,991
Distributions to minority partners declared but not paid	—	980	—

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share amounts)

1.	Business and Organization

      MedCath Corporation (the Company) primarily focuses on the diagnosis and treatment of cardiovascular disease. The Company designs, develops, owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of September 30, 2004, the Company owned and operated thirteen hospitals, together with its physician partners, who own an equity interest in the hospital where they practice. The Company’s existing hospitals had a total of 759 licensed beds, of which 659 were staffed and available, and were located in nine states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, Texas, and Wisconsin.

      The Company accounts for all but one of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Avera Heart Hospital of South Dakota and neither has substantive control over the hospital nor is its primary beneficiary under the revised version of Financial Accounting Standards Board (FASB) Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (hereinafter, FIN 46-R). Therefore, the Company is unable to consolidate the hospital’s results of operations and financial position, but rather is required to account for its minority ownership interest in the hospital as an equity investment.

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

2.	Summary of Significant Accounting Policies

      Basis of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries that are wholly and majority owned and/or over which it exercises substantive control, including variable interest entities in which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for entities, including variable interest entities, in which it holds less than a 50% interest and over which it does not exercise substantive control and it is not the primary beneficiary.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash and Cash Equivalents — Cash consists of currency on hand and demand deposits with financial institutions. Cash equivalents include investments in highly liquid instruments with original maturities of three months or less.

      Allowance for Doubtful Accounts — Accounts receivable primarily consist of amounts due from third-party payors and patients in the Company’s hospital division. The remainder of the Company’s accounts receivable principally consists of amounts due from billings to hospitals for various cardiovascular care services performed in its diagnostics division and amounts due under consulting and management contracts in its cardiology consulting and management operations. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The Company estimates this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of its respective hospitals and other business units.

      Medical Supplies — Medical supplies consist primarily of supplies necessary for diagnostics, catheterization and surgical procedures and general patient care and are stated at the lower of first-in, first-out (FIFO) cost or market.

      Property and Equipment — Property and equipment are recorded at cost and are depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment, furniture and software. Repairs and maintenance costs are charged to operating expense while betterments are capitalized as additions to the related assets. Retirements, sales, and disposals are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in income from operations. Amortization of property and equipment recorded under capital leases is included in depreciation expense. Interest expense incurred in connection with the construction of hospitals is capitalized as part of the cost of the building until the facility is operational, at which time depreciation begins using the straight-line method over the estimated useful life of the building. During the years ended September 30, 2004, 2003 and 2002, the Company capitalized interest expense of $0.6 million, $1.4 million and $1.1 million, respectively.

      Goodwill and Intangible Assets — Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. Other intangible assets primarily consist of the value of management contracts. With the exception of goodwill, intangible assets are being amortized over periods ranging from 8 to 27 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company evaluates goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

      Other Assets — Other assets primarily consist of loan acquisition costs and prepaid rent under a long-term operating lease for land at one of the Company’s hospitals. The loan acquisition costs are being amortized using the straight-line method over the life of the related debt, which approximates the effective interest method. The Company recognizes the amortization of the loan acquisition costs as a component of interest expense. The prepaid rent is being amortized using the straight-line method over the lease term, which extends through December 11, 2065. The Company recognizes the amortization of prepaid rent as a component of rent expense. For the years ended September 30, 2004, 2003 and 2002, amortization expense related to other assets was $1.9 million, $1.5 million and $1.3 million, respectively.

      Long-Lived Assets — Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows as an estimate of fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. During the year ended September 30, 2004, the Company recorded a $7.2 million impairment charge relating to certain capitalized software costs associated with the purchase of an enterprise wide healthcare information system, which had been installed in two of the Company’s hospitals. Due to a number of functionality and integration issues experienced with this system, the Company determined that the system was not performing to its original specifications and thus will be replaced at the two hospitals where it has been installed and will not be installed in any additional hospitals as stated in the original license.

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

      Market Risk Policy — The Company’s policy for managing risk related to its exposure to variability in interest rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities (an amendment of SFAS Statement No. 133).

      In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for and definition of derivative instruments and hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and should generally be applied prospectively. The Company’s adoption and application of SFAS No. 149 did not have any material impact on the Company’s financial position and results of operations as of and for the years ended September 30, 2004 and 2003.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to adjustment based on administrative review and audit by third parties, which can take several years to determine the final amounts earned under the programs. The Company records adjustments to the estimated billings as contractual adjustments in the periods that such adjustments become known or as the service years are no longer subject to audit, review or investigation.

      A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which accounted for 51.4%, 51.6% and 52.1% of the Company’s net revenue during the years ended September 30, 2004, 2003 and 2002, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, hospitals are paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located

      While hospitals generally do not receive direct payment in addition to a DRG payment, hospitals may qualify for additional capital-related cost reimbursement and outlier payments from Medicare under specific circumstances. Medicare payments for non-acute services, certain outpatient services medical equipment, and education costs are made based on a cost reimbursement methodology and are under transition to various methodologies involving prospectively determined rates. The Company is reimbursed for cost-reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. Medicaid payments for inpatient and outpatient services are made at prospectively determined amounts and cost based reimbursement, respectively.

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

      The Company’s CCM operations, which are included in the Company’s corporate and other division, operate under various contracts where management fee revenue is recognized under various percentage-of-income and cost reimbursement arrangements and consulting and other revenues under service contractual arrangements as services are rendered. The Company’s management fee for the services provided to the physician practices under management is calculated as a percentage of operating income of the practice, ranging from approximately 10% to 16%, plus reimbursement of certain expenses incurred in managing the practice. The total net revenue derived from the Company’s CCM operations represented approximately 0.7%, 2.7%, and 4.3% of the Company’s consolidated net revenue for the years ended September 30, 2004, 2003 and 2002, respectively.

      Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2004, 2003 and 2002, the Company incurred approximately $7.3 million, $7.3 million and $4.4 million of advertising expenses, respectively.

      Pre-opening Expenses — Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development and are expensed as incurred. The Company recognized pre-opening expenses of approximately $5.5 million, $10.1 million and $8.3 million for the years ended September 30, 2004, 2003 and 2002, respectively.

      Income Taxes — Income taxes are computed on the pretax income (loss) based on current tax law. Deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future deductibility is uncertain.

      Members’ and Partners’ Share of Hospital’s Net Income and Loss — Each of the Company’s consolidated hospitals is organized as a limited liability company or limited partnership, with one of the Company’s wholly-owned subsidiaries serving as the manager or general partner and typically holding from 51% to 72% of the ownership interest in the entity. In most cases, physician partners or members own the remaining ownership interests as members or limited partners. In some instances, the Company may organize a hospital with a community hospital investing as an additional partner or member. In those instances, the Company may hold a minority interest in the hospital with the community hospital and physician partners owning the remaining interests also as minority partners. In such instances, the hospital is generally accounted for under the equity method of accounting. Profits and losses of hospitals accounted for under either the consolidated or equity methods are generally allocated to its owners based on their respective ownership percentages. If the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of the partners or members, the Company is required, due to at risk capital position, by accounting principles generally accepted in the United States, to recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all of its owners on a pro rata basis. In such cases, the Company will recognize a disproportionate share of the hospital’s future profits to the extent the Company has previously recognized a disproportionate share of the hospital’s losses.

      Stock-Based Compensation — The Company accounts for stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees,as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is determined using the intrinsic value of the equity instrument awarded; accordingly, no compensation cost is recognized for options granted with an exercise price equal to the fair value of the underlying shares at the date of grant.

      Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income (loss) would have been impacted as follows:

	Year Ended September 30,

	2004	2003	2002

Net income (loss), as reported	$(3,623)	$(60,306)	$24,351
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,782)	(1,424)	(1,236)

Pro forma net (loss) income	$(5,405)	$(61,730)	$23,115

Earnings (loss) per share, basic:
As reported	$(0.20)	$(3.35)	$1.35
Pro forma	$(0.30)	$(3.43)	$1.28
Earnings (loss) per share, diluted:
As reported	$(0.20)	$(3.35)	$1.34
Pro forma	$(0.30)	$(3.43)	$1.28

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock Based Compensation,” the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which occurred during 2004, 2003 and 2002:

	Year Ended September 30,

	2004	2003	2002

Expected life	8 years	8 years	8 years
Risk- free interest rate	3.40-4.25%	2.87-4.21%	4.22-5.09%
Expected volatility	50%	52%	52-54%

      The weighted average fair value of options granted during the years ended September 30, 2004, 2003 and 2002 with an exercise price equal to the fair value of the Company’s stock at the date of grant was $11.10, $9.78 and $10.81, respectively. The weighted average fair value of options granted during the year ended September 30, 2004 with an exercise price greater than the fair value of the Company’s stock at the date of grant was $10.55.

3.	Adoption of FASB Interpretation No. 46

      In December 2003, the FASB released FIN No. 46-R, which provides a new consolidation method of accounting. FIN No. 46-R established the effective dates for public entities to apply FIN No. 46 and FIN No. 46-R based on the nature of the variable interest entity and the date upon which the public company became involved with the variable interest entity. The Company adopted and applied the provisions of FIN No. 46 and FIN No. 46-R effective March 31, 2004. The Company was not required to apply either FIN No. 46 or FIN No. 46-R prior to March 31, 2004 as the Company was not involved with variable interest entities created after January 31, 2003 or any variable interest entities created before February 1, 2003 that were special purpose entities, which required early application. Upon application of FIN No. 46-R, the Company determined that one of its majority-owned subsidiaries was the primary beneficiary of a managed entity in the Diagnostics Division, and accordingly began consolidating this managed entity effective March 31, 2004. The Company does not hold any equity ownership interest in the managed entity, either directly or through its majority-owned subsidiary, but rather has a management relationship with the entity. The managed entity owns a diagnostic and therapeutic facility, which is located at a community hospital, and operates that facility under a services agreement with the hospital. The managed entity receives service fees from the hospital as well as revenue from patients and third-party payors for procedures performed in the facility. The Company’s majority-owned subsidiary manages the diagnostic and therapeutic facility in exchange for management fees equal to 100% of the managed entity’s net operating results. As summarized below, the consolidation of this managed entity did not result in a cumulative effect of an accounting change as the managed entity has no equity balance and no cumulative earnings. The managed entity operates at breakeven due to the 100% management fee structure with the Company’s majority-owned subsidiary.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company’s consolidation of the managed entity’s results of operations began April 1, 2004 and resulted in an increase in the Company’s net revenue of $7.6 million and an increase in the Company’s operating expenses of $7.6 million, for the six months ended September 30, 2004, but did not have any impact on net income as the managed entity operates at breakeven as a result of the management fee structure, as previously discussed.

      The Company also has a significant variable interest in its one unconsolidated affiliate hospital, Avera Heart Hospital of South Dakota, but has determined that it is not the primary beneficiary under FIN No. 46-R and accordingly has continued to account for its investment in this hospital using the equity method of accounting. The Company has variable interests in several other entities in its Diagnostics Division as well as at one of its majority-owned hospitals which the Company has continued to evaluate on an ongoing basis. However, at September 30, 2004, none of these variable interests were determined to be significant under FIN No. 46-R.

4.	Goodwill and Other Intangibles

      In September 2003, the Company performed a goodwill impairment test. This testing date was consistent with both its designated annual testing date under SFAS No. 142 and a new triggering event, which was a change in management’s outlook on future operations resulting from the completion of the fiscal 2004 financial budget process during the fourth quarter of its fiscal year. The Company engaged a third-party valuation firm to assist in performing the goodwill impairment test. Management concluded that the independent valuation indicated that the calculated fair value of the Company’s reporting units did not exceed their carrying value, thus impairment existed. Accordingly, the Company completed a hypothetical purchase price analysis to determine the amount of the goodwill impairment required under SFAS No. 142. The Company also utilized the assistance of the third-party valuation firm to calculate the fair value of certain tangible and identifiable intangible assets. As a result of the analyses, the Company recorded a goodwill impairment loss of $58.9 million at September 30, 2003, which consisted of $43.5 million and $15.4 million relating to the hospital division and diagnostics division reporting units, respectively. The results of the testing performed in September 2004 indicated that no additional impairment was required in fiscal 2004.

      The changes in the carrying amount of goodwill for the years ended September 30, 2004, 2003 and 2002 are as follows:

	Hospital	Diagnostics
	Division	Division	Total

Balance, September 30, 2002	$116,794	$15,374	$132,168
Goodwill from acquisitions	1,697	—	1,697
Impairment	(43,491)	(15,374)	(58,865)

Balance, September 30, 2003 and 2004	$75,000	$—	$75,000

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2004 and 2003, the Company’s other intangible assets, net, included the following:

	September 30, 2004		September 30, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized other intangible assets:
Management contracts	$20,598	$(10,844)	$20,598	$(9,716)
Other	1,446	(454)	1,446	(421)

Total	$22,044	$(11,298)	$22,044	$(10,137)

      Amortization expense recognized for the management contracts and other intangible assets totaled $1.2 million, $1.4 million and $2.4 million for the years ended September 30, 2004, 2003 and 2002, respectively.

      The estimated aggregate amortization expense for each of the five fiscal years succeeding the Company’s most recent fiscal year ended September 30, 2004 is as follows:

Estimated Expense
Fiscal Year:	Amortization

2005	$1,129
2006	1,129
2007	753
2008	628
2009	628

5.	Business Combinations and Hospital Development

      New Hospital Development — On March 2, 2004, the Company opened Heart Hospital of Lafayette in Lafayette, Louisiana, which focuses primarily on cardiovascular care. On March 26, 2004, Heart Hospital of Lafayette received its accreditation from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), which permits the hospital to bill for services. Heart Hospital of Lafayette is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiaries, owns approximately 51.0% interest in the venture, with physician investors owning the remaining 49.0%, and the Company exercises substantive control over the hospital.

      On January 13, 2004, the Company opened Texsan Heart Hospital in San Antonio, Texas, which focuses primarily on cardiovascular care. On January  22, 2004, Texsan Heart Hospital received its accreditation from JCAHO, which permits the hospital to bill for services. Texsan Heart Hospital is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiaries, owns approximately 51.0% interest in the venture, with physician investors owning the remaining 49.0% and the Company exercises substantive control over the hospital.

      On October 14, 2003, the Company opened The Heart Hospital of Milwaukee in Glendale, Wisconsin. This hospital focuses primarily on cardiovascular care. On October 24, 2003, The Heart Hospital of Milwaukee received its Medicare certification. The Heart Hospital of Milwaukee is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns approximately 60.3% interest in the venture, with physician investors owning the remaining 39.7%, and the Company exercises substantive control over the hospital. As discussed in Note 23, the Heart Hospital of Milwaukee was sold subsequent to September 30, 2004.

      On February 28, 2003, the Company opened Louisiana Heart Hospital in St. Tammany Parish, just north of New Orleans, Louisiana. This hospital focuses primarily on cardiovascular care. On March 27, 2003, Louisiana

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Heart Hospital received its Medicare certification. Louisiana Heart Hospital is accounted for as a consolidated subsidiary because the Company, through its wholly-owned subsidiaries, owns approximately 51.1% interest in the venture, with physician investors owning the remaining 48.9%, and the Company exercises substantive control over the hospital.

      As of September 30, 2004, approximately $0.7 million is accrued for commitments under construction contracts for Heart Hospital of Lafayette.

      Acquisitions Completed During Fiscal Year 2003 — Effective April 1, 2003, the Company acquired an additional 3% ownership interest in Heart Hospital of New Mexico from its hospital investor partner for $0.8 million. As a result of this transaction, the hospital investor partner no longer holds any ownership interest in Heart Hospital of New Mexico, and the Company’s ownership interest increased from 69.0% to 72.0%, with the physician investors owning the remaining 28.0%.

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

      Because the carrying amount of the hospital’s net assets underlying the additional ownership interest the Company acquired, which primarily consisted of accounts receivable, medical supplies, property and equipment, current liabilities and long-term debt and capital leases, approximated their fair value at the date of acquisition, the application of purchase accounting did not result in any significant adjustment to the carrying amount of those assets or liabilities. As part of this transaction, the Company assumed all interests, rights or obligations of the ownership interest acquired relating to capital investment and surplus in the hospital. In the initial application of purchase accounting, the Company recognized total goodwill arising from the acquisition of the additional interest in Heart Hospital of New Mexico of approximately $16.9 million. During the year ended September 30, 2002, the Company adjusted goodwill to $16.5 million in connection with recognizing additional deferred tax assets related to Heart Hospital of New Mexico.

      Diagnostic and Therapeutic Facilities Development — In September 2004, the Company opened a new sleep center as a joint venture with physicians in San Antonio, Texas. The Company owns a 51% interest and exercises substantive control over this venture.

      In August 2004, the Company entered into a mobile catheterization lab management agreement with a health care system located in Winston-Salem, North Carolina.

      In June 2004, the Company opened a new nuclear testing facility in Woodbridge, Virginia. The Company owns 100% of this nuclear testing facility, which provides testing services to various cardiologists in that market.

      In November 2003, the Company opened two new nuclear testing facilities located within physicians’ offices in Newburyport and Haverhill, Massachusetts. The Company owns 100% of these nuclear testing facilities, which provide testing services to the physicians within the practice.

      In April 2003, the Company opened a new nuclear testing facility in Falls Church, Virginia. The Company owns 100% of this nuclear testing facility, which provides testing services to various cardiologists in that market.

      In November 2002, the Company opened a new nuclear testing facility in Philadelphia, Pennsylvania. The Company owns 100% of this nuclear testing facility, which has a professional service agreement with various cardiologists in that market.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2002 and April 2002, the Company opened two new fixed-site catheterization labs as joint ventures with physicians, one in Greensboro, North Carolina and the other in Wilmington, North Carolina, respectively. The Company owns an approximate 51.0% interest and exercise substantive control over each of these ventures.

      During January 2002, the Company acquired a 100% interest in a nuclear management company, which manages a diagnostic facility that performs nuclear medical procedures in Metuchen, New Jersey. The Company paid a total of approximately $1.5 million to acquire the interest in this management company and assigned this amount to a management contract, which is a component of other intangible assets, net.

      In addition, during the year ended September 30, 2004, the Company entered into management services agreements with three hospitals to manage their cardiac catheterization laboratories.

      Closure of Diagnostic and Therapeutic Facilities — During November 2003, the Company and Gaston Memorial Hospital dissolved and terminated the agreement related to Gaston Cardiology Services, LLC.

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

6.	Investments in and advances to affiliates

      Investments in and advances to unconsolidated affiliates accounted for under the equity method consist of the following at September 30:

	2004			2003

	Investment	Advances	Net	Investment	Advances	Net

Avera Heart Hospital of South Dakota	$5,048	$6	$5,054	$4,654	$7	$4,661
Other	975	—	975	825	—	825

	$6,023	$6	$6,029	$5,479	$7	$5,486

7.	Accounts Receivable

      Accounts receivable, net, consists of the following:

	September 30,

	2004	2003

Receivables, principally from patients and third-party payors	$104,012	$89,372
Receivables, principally from billings to hospitals for various cardiovascular procedures	3,990	7,071
Amounts due under management contracts	2,698	598
Other	2,099	2,746

	112,799	99,787
Less allowance for doubtful accounts	(19,152)	(13,481)

Accounts receivable, net	$93,647	$86,306

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity for the allowance for doubtful accounts was as follows:

	Year Ended September 30,

	2004	2003	2002

Balance, beginning of year	$13,481	$7,818	$8,659
Bad debt expense	46,717	26,791	22,319
Increase due to acquisition	—	—	4,860
Write-off, net of recoveries	(41,046)	(21,128)	(28,020)

Balance, end of year	$19,152	$13,481	$7,818

8.	Property and Equipment

      Property and equipment, net, consists of the following:

	September 30,

	2004	2003

Land	$31,292	$30,796
Buildings	306,371	246,457
Equipment	312,394	273,510
Construction in progress	2,658	61,833

Total, at cost	652,715	612,596
Less accumulated depreciation	(213,352)	(175,649)

Property and equipment, net	$439,363	$436,947

      Substantially all of the Company’s property and equipment is either pledged as collateral for various long-term obligations or assigned to lenders under the senior secured credit facility as intercompany collateral liens.

9.	Short-Term Borrowings and Long-Term Debt

      Long-term debt consists of the following:

	September 30,

	2004	2003

Senior notes	$150,000	$—
Senior secured credit facility	99,750	—
Real estate investment trust (REIT) loans	57,899	75,448
Notes payable to various lenders	45,628	76,009
Master credit facility and bank mortgage loans	—	172,460
Pre-existing bank mortgage loan	—	20,378
Other	—	2,201

	353,277	346,496
Less current portion	(7,271)	(45,612)

Long-term debt	$346,006	$300,884

      Senior Notes — On July 7, 2004, the Company’s wholly-owned subsidiary, MedCath Holdings Corp. (the Issuer), completed an offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes (the Senior Notes) in a private placement to qualified institutional buyers. In November 2004, the unregistered Senior Notes

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were exchanged for registered Senior Notes. The proceeds, net of fees, of $145.5 million were used to repay a significant portion of the Company’s outstanding debt and capital lease obligations. The Senior Notes, which mature on July 15, 2012, pay interest semi-annually, in arrears, on January 15 and July 15 of each year, beginning January 15, 2005. The Senior Notes are redeemable, in whole or in part, at any time on or after July 15, 2008 at a designated redemption amount, plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date. The Company may redeem up to 35% of the aggregate principal amount of the Senior Notes on or before July 15, 2007 with the net cash proceeds from certain equity offerings. In event of a change in control in the Company or the Issuer, the Company must offer to purchase the Senior Notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.

      The Senior Notes are general unsecured unsubordinated obligations of the Issuer and are fully and unconditionally guaranteed, jointly and severally, by MedCath Corporation (the Parent) and all 95% or greater owned existing and future domestic subsidiaries of the Issuer (the Guarantors). The guarantees are general unsecured unsubordinated obligations of the guarantors.

      The Senior Notes include covenants that restrict, among other things, the Company’s and its subsidiaries’ ability to make restricted payments, declare or pay dividends, incur additional indebtedness or issue preferred stock, incur liens, merge, consolidate or sell all or substantially all of the assets, engage in certain transactions with affiliates, enter into various transactions with affiliates, enter into sale and leaseback transactions or engage in any business other than a related business.

      Senior Secured Credit Facility — Concurrent with the offering of the Senior Notes, on July 7, 2004, the Issuer entered into a $200.0 million senior secured credit facility (the Senior Secured Credit Facility) with a syndicate of banks and other institutional lenders. The Senior Secured Credit Facility provides for a seven-year term loan facility (the Term Loan) in the amount of $100.0 million and a five-year senior secured revolving credit facility (Revolving Facility) in the amount of $100.0 million, which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. There were no borrowings under the Revolving Facility at September 30, 2004; however, the Company has letters of credit outstanding of $1.5 million, which reduces availability under the Revolving Facility to $98.5 million

      Borrowings under the Senior Secured Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. The applicable margin is different for the Revolving Facility and the Term Loan and varies for the Revolving Facility depending on the Company’s financial performance. Swing-line borrowings under the Revolving Facility bear interest at the alternate base rate which is defined as the greater of the Bank of America, N.A. prime rate or the federal funds rate plus 0.5%. The Issuer is required to pay quarterly, in arrears, 0.5% per annum commitment fee equal to the unused commitments under the Senior Secured Credit Facility. The Issuer is also required to pay quarterly, in arrears, a fee on the stated amount of each issued and outstanding letter of credit ranging from 250 to 350 basis points depending upon the Company’s financial performance.

      The Issuer is required to make mandatory prepayments of principal in specified amounts upon the occurrence of excess cash flows and other certain events, as defined by the Senior Secured Credit Facility, and is permitted to make voluntary prepayments of principal under the Senior Secured Credit Facility. The Term Loan is subject to amortization of principal in quarterly installments of $250,000 for each of the first five years, with the remaining balance payable in the final two years.

      The Senior Secured Credit Facility is guaranteed, jointly and severally, by the Parent and all 95% or greater owned existing and future direct and indirect domestic subsidiaries of the Issuer and is secured by a first priority perfected security interest in all of the capital stock or other ownership interests owned by the Issuer in each of its subsidiaries, all other present and future assets and properties of the Parent, the Issuer and the subsidiary guarantors and all the intercompany notes.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Senior Secured Credit Facility requires compliance with certain financial covenants including a senior secured leverage ratio test, a fixed charge coverage ratio test, a tangible net worth test and a total leverage ratio test. The Senior Secured Credit Facility also contains customary restrictions on, among other things, the Company’s ability and its subsidiaries’ ability to incur liens; engage in mergers, consolidations and sales of assets; incur debt; declare dividends, redeem stock and repurchase, redeem and/or repay other debt; make loans, advances and investments and acquisitions; make capital expenditures; and transactions with affiliates.

      Real Estate Investment Trust (REIT) Loans — From 1994 to 1997, the Company entered into mortgage loans with real estate investment trusts for the purpose of financing the land acquisition and construction costs for several of its hospitals. As of September 30, 2004, the Company’s REIT Loan balance includes the outstanding indebtedness of two hospitals. The interest rates on the outstanding REIT Loans were based on a rate index tied to U.S. Treasury Notes plus a margin, that is determined on the completion date of the hospital, and subsequently increases per year by 20 basis points. The principal and interest on the REIT Loans are payable monthly over seven-year terms from the completion date of each hospital using extended period amortization schedules and include balloon payments at the end of each respective term. One loan is subject to extension for an additional seven years at the option of the Company. Borrowings under the REIT Loans are collateralized by a pledge of the Company’s interest in the related hospitals’ property, equipment and certain other assets.

      As of September 30, 2004, in accordance with the related hospital operating agreements and as required by the lenders, the Company guaranteed 100% of the obligations of its subsidiary hospitals for the bank mortgage loans made under the REIT loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. The guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals failing to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. Upon repayment of the outstanding indebtedness under one REIT loan on July 7, 2004, the Company was released from the related guarantees by the lenders. The Company remains obligated under the guarantees provided to the lenders of the REIT loans that were not repaid. The amount of such REIT loans at September 30, 2004 was approximately $57.9 million, of which the Company guaranteed the entire $57.9 million; the average interest rate as of September 30, 2004 and 2003 on the REIT Loans were 10.29% and 10.24%, respectively. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

      Notes Payable to Various Lenders — The Company acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. In addition, two facilities in the Diagnostics Division financed leasehold improvements through notes payable collateralized by the leasehold improvements. Amounts borrowed under these notes are payable in monthly installments of principal and interest over 4 to 7 year terms. Interest is at fixed and variable rates ranging from 4.20% to 9.57%. The Company has guaranteed certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan. At September 30, 2004, the total amount of notes payable was approximately $45.6 million, of which $44.6 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets. These notes payable contain various covenants and restrictions including the maintenance of specific financial ratios and amounts and payment of dividends.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Notes payable to various lenders include a debt commitment to finance Heart Hospital of Lafayette’s equipment purchases. Heart Hospital of Lafayette began submitting funding requests to finance equipment purchases in March 2004. Interest on borrowings under the facility accrued at prime, plus a margin, until July 1, 2004, at which time interest became fixed based on a specific Treasury Note yield, plus a margin. Principal amounts on borrowings incurred after April 1, 2004 and before July 1, 2004 will be repaid over a 78 month period beginning February 1, 2005. Interest on borrowings incurred after July  1, 2004 shall accrue at Prime, plus a margin, until December 31, 2004 at which time interest becomes fixed based on a specific Treasury Note yield, plus a margin. Principal amounts on borrowings incurred after July 1, 2004 and before December 31, 2004 shall be repaid over a 78 month period beginning July 31, 2005. Funding requests under the facility are not allowed after December 31, 2004. As of September 30, 2004, Heart Hospital of Lafayette had borrowed $9.5 million of the $12.0 million available.

      Master Credit Facility and Bank Mortgage Loans — The terms of the Master Credit Facility, bank mortgage loans and the pre-existing bank mortgage loans remained unchanged from September 30, 2003 until repaid on July 7, 2004. On July 7, 2004, the Company repaid all outstanding borrowings and terminated the Master Credit Facility.

      Other Long-Term Debt — At September 30, 2003, other long-term debt included a revolving credit note at one of the Company’s hospitals, which was collateralized by a pledge of the hospital’s accounts receivable. On July 7, 2004, the Company repaid the outstanding balance and terminated the revolving credit agreement.

      Debt Covenants — At September 30, 2004, the Company was in violation of a certain financial ratio related to an equipment loan at Louisiana Heart Hospital. The equipment lender has granted a waiver for the breach at September 30, 2004. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at September 30, 2004.

      Guarantees of Unconsolidated Affiliate’s Debt — The Company has guaranteed approximately 50% of the real estate and 30% of the equipment debt of the one affiliate hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At September 30, 2004, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $26.7 million and $8.5 million at September 30, 2004. Accordingly, the real estate debt and the equipment debt guaranteed by the Company was approximately $13.4 million and $2.6 million, respectively, at September 30, 2004. These guarantees expire concurrent with the terms of the related real estate and equipment loans and would require the Company to perform under the guarantee in the event of the affiliate hospital’s failure to perform under the related loan. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the value of the assets and liabilities on the Company’s balance sheets.

      Interest Rate Swaps — As required by their bank mortgage loans, three of the Company’s consolidated hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedge portion of the related debt at 4.92% plus an applicable margin for two of the hospitals and at 4.60% plus an applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the bank mortgage debt for these three hospitals as part of the July 7, 2004 financing transaction. The Company did not terminate the interest rate swaps as part of the financing transaction, which resulted in the recognition of a loss of approximately $0.6 million during the fourth quarter of fiscal 2004. Since July 7, 2004, the fixed interest rate swaps have not been utilized as a hedge of variable rate debt obligations, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as component of interest expense. The

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the interest rate swaps at September 30, 2004 was an obligation of $1.2 million resulting in an unrealized gain of $1,000 during the fourth quarter of fiscal 2004.

      Future Maturities — Future maturities of long-term debt at September 30, 2004 are as follows:

2005	$7,271
2006	64,597
2007	8,368
2008	8,556
2009	20,583
Thereafter	243,902

$353,277

10.	Obligations Under Capital Leases

      The Company currently leases several diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware, equipment and certain vehicles under noncancellable capital leases expiring through fiscal year 2012. Some of these leases contain provisions for annual rental adjustments based on increases in the consumer price index, renewal options, and options to purchase during the lease terms. Amortization of the capitalized amounts is included in depreciation expense. Total assets under capital leases (net of accumulated depreciation of approximately $8.5 million and $6.6 million) at September 30, 2004 and 2003, were approximately $11.3 million and $21.8 million, respectively, and are included in property and equipment. Lease payments during the years ended September 30, 2004, 2003, and 2002 were $4.5 million, $4.4 million and $3.1 million respectively, and include interest of approximately $1.0 million, $1.2 million, and $1.0 million, respectively.

      Future minimum lease payments at September 30, 2004 are as follows:

Fiscal Year

2005	$3,149
2006	2,962
2007	1,913
2008	881
2009	406
Thereafter	56

Total future minimum lease payments	9,367
Less amounts representing interest	(1,125)

Present value of net minimum lease payments	8,242
Less current portion	(2,601)

$5,641

11.	Liability Insurance Coverage

      On June 1, 2002, the Company’s three-year combined insurance policy that provided medical malpractice claims coverage on a claims-made, first-dollar basis expired, and the Company entered into a new partially self-insured coverage program. At that time, the Company purchased a tail insurance policy to provide first-dollar coverage for claims incurred prior to June 1, 2002, but not reported as of that date under the expired claims-made policy. The Company recognized the full cost of the tail insurance policy as an operating expense in the third

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of fiscal 2002 as required by generally accepted accounting principles in the United States. From June 1, 2002 through June 6, 2003, the Company was partially self-insured under a claims-made policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. Effective June 7, 2003, the Company entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to an additional $5.0 million of aggregate retained liability for claims reported during the policy year at one of its hospitals. On June 7, 2004, the Company extended this claims-made policy through June 29, 2004. On June 30, 2004, the Company entered into a new one-year claims-made policy providing coverage at the same amounts as were in effect during the 2003-2004 policy year. Because of the Company’s self-insured retention levels, the Company recognizes a liability for its estimate of amounts, up to the amount of the Company’s retained liability it believes may be paid to resolve each malpractice claim.

      As of September 30, 2004 and 2003, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.4 million and $3.7 million, respectively, which is included in other accrued liabilities in the Company’s consolidated balance sheet. The Company maintains this reserve utilizing actuarial estimates prepared by an independent third party, who bases the estimates on the Company’s historical experience with claims and assumptions about future events. Due to the considerable variability that is inherent in such estimates, including such factors as changes in medical costs and changes in actual experience, there is a reasonable possibility that the recorded estimates will change by a material amount in the near term. Also, there can be no assurance that the ultimate liability will not exceed the Company’s estimates.

12.	Commitments and Contingencies

      Operating Leases — The Company currently leases several cardiac diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware equipment, and certain vehicles under noncancelable operating leases expiring through fiscal year 2064. Total rent expense under noncancelable rental commitments was approximately $4.0 million, $4.2 million and $3.8 million for the years ended September 30, 2004, 2003 and 2002, respectively.

      The approximate future minimum rental commitments under noncancelable operating leases as of September 30, 2004 are as follows:

Rental
Fiscal Year	Commitment

2005	$3,453
2006	3,009
2007	2,694
2008	2,239
2009	1,932
Thereafter	6,290

$19,617

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

      Resolution of Contingency — Change in Medicare capital cost reimbursement — Medicare reimburses hospitals for capital-related costs using one of two alternative methodologies based upon whether the hospital is

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

categorized as “new” under the regulations of the Centers for Medicare and Medicaid Services (CMS). On August 11, 2003, one of the Company’s Medicare fiscal intermediaries notified the Company that it had been directed by CMS to change, on a retroactive and prospective basis, the capital cost reimbursement methodology applicable to four of its hospitals. This position was contrary to a previously written determination the Company had received form that fiscal intermediary on October 11, 2002 that confirmed the methodology being applied by those hospitals. Consistent with management’s belief that the position taken by the fiscal intermediary in October 2002 was based upon a correct interpretation of applicable CMS regulations, the Company began, during the fourth quarter of fiscal 2003, to vigorously pursue its administrative, judicial and other remedies to challenge the matter with the fiscal intermediary and CMS. However, the Company has recognized capital reimbursement subsequent to August 11, 2003 consistent with the payments received under the new methodology beginning on that date.

      In February 2004, the Company learned that CMS, after considering its position, has determined that the change in capital reimbursement methodology would be effective August 11, 2003 and that the change would not be applied retroactively to any periods prior to that effective date. Accordingly, this change in methodology did not have any impact on a retroactive basis to the Company’s consolidated financial position, results of operations and cash flows, as the four affected hospitals will not be required to repay the Medicare program for the reimbursed capital costs prior to August 11, 2003.

13.	Income Taxes

      The components of income tax expense (benefit) are as follows:

	Year Ended September 30,

	2004	2003	2002

Current tax (benefit) expense:
Federal	$(43)	$283	$—
State	795	563	535

Total current tax expense	752	846	535
Deferred tax (benefit) expense:
Federal	(3,445)	(235)	3,300
State	(520)	(306)	(915)

Total deferred tax (benefit) expense	(3,965)	(541)	2,385

Total income tax (benefit) expense	$(3,213)	$305	$2,920

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net deferred taxes as of September 30, 2004 and 2003 are as follows:

	2004	2003

Deferred tax liabilities:
Property and equipment	$31,881	$25,119
Equity investments	1,212	627
Management contracts	2,163	2,559
Other	1,994	1,846

Total deferred tax liabilities	37,250	30,151

Deferred tax assets:
Net operating and economic loss carryforward	19,953	10,021
AMT credit carryforward	1,445	1,489
Allowances for doubtful accounts and other reserves	4,127	2,815
Accrued liabilities	4,814	4,861
Intangibles	3,322	5,812
Derivative swap	329	859
Other	5,738	3,488

Total deferred tax assets	39,728	29,345

Net deferred tax asset (liability)	$2,478	$(806)

      The Company has gross federal net operating loss carryforwards of $44.4 million, which will begin to expire in 2018 and state net operating loss carryforwards of approximately $51.5 million that will begin to expire in 2005. In addition, the Company has alternative minimum tax carryforwards of $1.4 million.

      The differences between the U.S. federal statutory tax rate and the effective rate are as follows:

	2004	2003	2002

Statutory federal income tax rate	(34.0)%	(34.0)%	34.0%
State income taxes, net of federal effect	(13.8)	0.3	1.5
Goodwill	—	33.4	—
Decrease in valuation allowance	—	—	(23.5)
Other	0.8	0.8	(1.3)

Effective income tax rate	(47.0)%	0.5%	10.7%

      In 2004, the state income tax benefit includes certain state incentive credits that the Company qualified for and was able to utilize.

14.	Per Share Data and Share Repurchase Plan

      The calculation of diluted net income (loss) per share considers the potential dilutive effect of options to purchase 2,730,493 shares, 3,037,872 shares, and 2,413,095 shares of common stock at prices ranging from $4.75 to $20.19, which were outstanding at September 30, 2004, 2003 and 2002, respectively. Of these options, 2,730,493 shares, 3,037,872 shares, and 2,140,730 shares have not been included in the calculation of diluted net income (loss) per share at September 30, 2004, 2003 and 2002, respectively, because the options were anti-dilutive.

      In May 2003, the Company’s board of directors approved a share repurchase plan, authorizing the Company to repurchase up to $7.5 million of its common stock. Under the program, shares may be repurchased from time to time at various prices in the open market or through private transactions in compliance with applicable SEC regulations and legal requirements. As of September 30, 2004, the Company had repurchased 68,900 shares of its

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock at a cost of approximately $394,000, which is included in treasury stock on the Company’s consolidated balance sheets. There were no repurchases in fiscal 2004.

15.	Stock Option Plans

      On July 28, 1998, the Company’s Board of Directors adopted a stock option plan (the 1998 Stock Option Plan) under which it may grant incentive stock options and nonqualified stock options to officers and other key employees. Under the 1998 Stock Option Plan, the Board of Directors may grant option awards and determine the option exercise period, the option exercise price, and other such conditions and restrictions on the grant or exercise of the option as it deems appropriate. The 1998 Stock Option Plan provides that the option exercise price may not be less than the fair value of the common stock as of the date of grant and that the options may not be exercised more than ten years after the date of grant. Options that have been granted during the years ended September 30, 2004, 2003 and 2002 were granted at an option exercise price equal to or greater than fair market value of the underlying stock at the date of the grant and become exercisable on grading and fixed vesting schedules ranging from 4 to 8 years subject to certain performance acceleration features. At September 30, 2004, the maximum number of shares of common stock, which can be issued through awards granted under the 1998 Option Plan is 3,000,000.

      On July 23, 2000, the Company adopted an outside director’s stock option plan (the Director’s Plan) under which nonqualified stock options may be granted to nonemployee directors. Under the Director’s Plan, grants of 2,000 options were granted to each new director upon becoming a member of the Board of Directors and grants of 2,000 options were made to each continuing director on October 1, 1999 (the first day of the fiscal year ended September 30, 2000). Effective September 15, 2000, the Director’s Plan was amended to increase the number of options granted for future awards from 2,000 to 3,500. Grants of 3,500 options were made to each continuing director on October 1, 2003, 2002, 2001 and 2000 (the first day of the fiscal years ended September 30, 2004, 2003, 2002 and 2001, respectively). All options granted under the Director’s Plan through September 30, 2004 have been granted at an exercise price equal to or greater than the fair market value of the underlying stock at the date of the grant. Options are exercisable immediately upon the date of grant and expire ten years from the date of grant. The maximum number of shares of common stock which can be issued through awards granted under the Director’s Plan is 250,000.

      Activity for the option plans during the years ended September 30, 2004, 2003 and 2002 was as follows:

		Weighted-		Weighted-
	Number of	Average	Options	Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding options, September 30, 2001	2,291,595	$18.23	938,141	$16.93
Granted	176,500	17.26
Cancelled	(55,000)	18.59

Outstanding options, September 30, 2002	2,413,095	$18.15	1,188,951	$17.34
Granted	852,000	9.78
Cancelled	(227,223)	17.38

Outstanding options, September 30, 2003	3,037,872	$15.86	1,423,808	$17.46
Granted	1,110,240	11.09
Exercised	(78,666)	10.48
Cancelled	(1,338,953)	17.86

Outstanding options, September 30, 2004	2,730,493	$13.09	997,134	$15.80

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information for options outstanding and exercisable at September 30, 2004:

		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
Range of	Options	Remaining	Exercise	Options	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price

$ 4.75 - 9.9	5 1,177,760	8.65	$9.26	201,760	$7.21
10.55 - 12.	33 460,865	8.80	10.74	81,940	10.89
14.95 - 15.	80 202,500	9.32	15.26	26,000	15.60
17.44 - 17.	65 65,000	7.18	17.47	35,000	17.47
18.00 - 19.	00 810,868	4.91	18.98	648,934	18.99
19.46 - 20.	19 13,500	9.20	20.00	3,500	19.46

$ 4.75 - 20.	19 2,730,493	7.58	$13.09	997,134	$15.80

      The Company accounts for its stock option plans in accordance with APB Opinion No. 25. No compensation expense has been recognized in the statements of operations for the stock-based awards for the years ended September 30, 2004, 2003 and 2002, as all options awarded under the stock option plans have been granted at an exercise price equal to or greater than the fair market value of the Company’s stock at the date of the grant.

16.	Employee Benefit Plan

      The Company has a defined contribution retirement savings plan (the 401(k) Plan) which covers all employees who meet minimum service requirements. The 401(k) Plan allows eligible employees to contribute from 1% to 25% of their annual compensation on a pre-tax basis. The Company, at its discretion, may make an annual contribution of up to 25% of an employee’s pre-tax contribution, up to a maximum of 6% of compensation. The Company’s contributions to the 401(k) Plan for the years ended September 30, 2004, 2003 and 2002 were approximately $1.6 million, $1.2 million and $1.1 million, respectively.

17.	Related Party Transactions

      During the fiscal years ended September 2004, 2003, and 2002 the Company incurred $0.1 million, $0.1 million, and $0.2 million, respectively, in insurance and related risk management fees to its principal stockholders and their affiliates. In addition, $0.2 million was paid in consulting fees in the fiscal year ended September 30, 2004 to a director.

18.	Litigation and Settlement of Contract Disputes

      Litigation — The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through September 30, 2004. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.

      Management does not believe, based on advice of counsel and the Company’s experience with past lawsuits and claims that taking into account the applicable liability insurance coverage, the outcome of any such claims and litigation, individually or in the aggregate, will have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

      The Company made a written demand of its former chief executive officer, David Crane, to exercise options to purchase 175,000 shares of the Company’s common stock at a price of $19 per share. The Company believes Mr. Crane was obligated to exercise this option upon the termination of his employment under the terms of a

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract to purchase stock Mr. Crane entered into with the Company in 2001. Mr. Crane refused to exercise the options in question, citing his belief that the contract was not enforceable. The Company filed a lawsuit against Mr. Crane on March 11, 2004 in the Superior Court of Mecklenburg County, North Carolina seeking damages for the breach of contract and a declaratory judgment that his obligation to exercise the options under the contract is enforceable. On May 19, 2004, the parties agreed to settle the litigation and agreed that the contract to purchase was an enforceable obligation. Mr. Crane’s option to purchase 175,000 shares of common stock was cancelled. On the date of settlement, the price of the Company’s common stock was $19.47.

      Settlement of Contract Disputes — In June 2002, the Company received a favorable settlement of a lawsuit against a managed care company in which the Company was seeking payment for services rendered by Bakersfield Heart Hospital, a 53.3% owned subsidiary. Under the terms of the settlement, Bakersfield Heart Hospital received approximately $7.1 million relating to payment for services and reimbursement of certain expenses, primarily legal expenses, owed during the period of dispute. The Company’s results of operations for fiscal 2002 included $2.2 million of net revenue and $2.1 million of income before income taxes attributable to the favorable settlement of this lawsuit.

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

19.	Fair Value of Financial Instruments

      The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets, including cash and cash equivalents, accounts receivable, net, due from affiliates, short-term borrowings, accounts payable, income taxes payable, accrued liabilities, obligations under capital leases, and other long-term obligations to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2004 and 2003. The estimated fair value of long-term debt, including the current portion, at September 30, 2004 is approximately $374.0 million as compared to a carrying value of approximately $353.3 million. At September 30, 2003, the estimated fair value of long-term debt, including the current portion, is approximately $358.1 million as compared to a carrying value of approximately $346.5 million. Fair value of the Company’s fixed rate debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of arrangements, and the fair value of the Company’s variable rate debt was determined to approximate its carrying value, due to the underlying variable interest rates.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Summary of Quarterly Financial Data (Unaudited)

      Summarized quarterly financial results were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended September 30, 2004
Net revenue	$156,626	$173,286	$180,785	$182,094
Operating expense	152,377	163,192	169,718	178,115
Income from operations	4,249	10,094	11,067	3,979
Net income (loss)	(933)	2,641	1,380	(6,711)
Net income (loss) per share, basic	$(0.05)	$0.15	$0.08	$(0.37)
Net income (loss) per share, diluted	$(0.05)	$0.14	$0.07	$(0.37)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended September 30, 2003
Net revenue	$121,101	$135,187	$142,343	$144,355
Operating expense	114,584	127,636	133,663	200,843
Income (loss) from operations	6,517	7,551	8,680	(56,488)
Net income (loss)	390	588	778	(62,062)
Net income (loss) per share, basic and diluted	$0.02	$0.03	$0.04	$(3.46)
Net income (loss) per share, diluted	$0.02	$0.03	$0.04	$(3.46)

21.	Reportable Segment Information

      The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. CCM has been combined with Corporate and other.

      Financial information concerning the Company’s operations by each of the reportable segments as of and for the years ended September 30 are as follows:

	2004	2003	2002

Net revenue:
Hospital Division	$635,992	$476,971	$399,872
Diagnostics Division	50,547	50,767	56,751
Corporate and other	6,252	15,248	21,014

Consolidated totals	$692,791	$542,986	$477,637

Income (loss) from operations:
Hospital Division	$31,165	$(19,287)	$42,650
Diagnostics Division	9,476	(4,609)	21,016
Corporate and other	(11,252)	(9,844)	(7,882)

Consolidated totals	$29,389	$(33,740)	$55,784

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

Depreciation and amortization:
Hospital Division	$37,629	$32,841	$28,497
Diagnostics Division	6,225	6,969	6,884
Corporate and other	1,074	1,735	2,262

Consolidated totals	$44,928	$41,545	$37,643

Interest expense (income), net:
Hospital Division	$31,715	$28,249	$26,041
Diagnostics Division	554	701	676
Corporate and other	(4,151)	(4,466)	(5,458)

Consolidated totals	$28,118	$24,484	$21,259

Capital expenditures:
Hospital Division	$63,625	$98,274	$75,743
Diagnostics Division	3,125	8,832	4,263
Corporate and other	2,116	6,376	1,517

Consolidated totals	$68,866	$113,482	$81,523

	September 30,

	2004	2003

Aggregate identifiable assets:
Hospital Division	$623,527	$602,007
Diagnostics Division	43,215	46,847
Corporate and other	87,494	100,443

Consolidated totals	$754,236	$749,297

      Substantially all of the Company’s net revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include management and consulting fees from CCM, general overhead and administrative expenses, financing activities, certain cash and cash equivalents (including the remaining proceeds from the Offering), prepaid expenses, other assets and operations of the business not subject to segment reporting.

22.	Guarantor/ Non-Guarantor Financial Statements

      The following table presents the condensed consolidated financial information for each of the Parent, the Issuer, the Guarantors and the subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEDCATH CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Current assets:
Cash and cash equivalents	$—	$—	$56,122	$16,650	$—	$72,772
Accounts receivable, net	—	—	3,783	89,864	—	93,647
Medical supplies	—	—	106	23,096	—	23,202
Due (to) from affiliates	—	—	109	27	—	136
Deferred income tax assets	—	—	11,972	—	—	11,972
Intercompany notes and other receivables	—	—	23,274	—	(23,274)	—
Prepaid expenses and other current assets	—	—	5,150	2,746	—	7,896

Total current assets	—	—	100,516	132,383	(23,274)	209,625
Property and equipment, net	—	—	23,297	416,066	—	439,363
Investments in and advances to affiliates, net	—	—	5,212	817	—	6,029
Investments in subsidiaries	263,648	263,648	(28,741)	(31)	(498,524)	—
Goodwill	—	—	75,000	—	—	75,000
Other intangible assets, net	—	—	9,753	993	—	10,746
Intercompany notes receivable	—	—	349,370	—	(349,370)	—
Other assets	—	—	9,899	3,574	—	13,473

Total assets	$263,648	$263,648	$544,306	$553,802	$(871,168)	$754,236

Current liabilities:
Accounts payable	$—	$—	$697	$46,281	$—	$46,978
Income tax payable	—	—	533	—	—	533
Accrued compensation and benefits	—	—	8,641	17,817	—	26,458
Accrued property taxes	—	—	53	6,967	—	7,020
Accrued construction and development costs	—	—		741	—	741
Other accrued liabilities	—	—	7,520	7,822	—	15,342
Intercompany notes and other payables	—	—		23,274	(23,274)	—
Current portion of long- term debt and obligations under capital leases	—	—	2,010	7,862	—	9,872

Total current liabilities	—	—	19,454	110,764	(23,274)	106,944
Long-term debt	—	—	248,750	97,256	—	346,006
Obligations under capital leases	—	—	2,960	2,681	—	5,641
Intercompany notes payable	—	—	—	349,370	(349,370)	—
Deferred income tax liabilities	—	—	9,494	—	—	9,494
Other long-term obligations	—	—	—	7,330	—	7,330

Total liabilities	—	—	280,658	567,401	(372,644)	475,415
Minority interest in equity of consolidated subsidiaries	—	—	—	—	15,173	15,173
Total stockholders’ equity	263,648	263,648	263,648	(13,599)	(513,697)	263,648

Total liabilities and stockholders’ equity	$263,648	$263,648	$544,306	$553,802	$(871,168)	$754,236

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEDCATH CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Current assets:
Cash and cash equivalents	$—	$—	$77,911	$16,288	$—	$94,199
Accounts receivable, net	—	—	2,998	83,308	—	86,306
Medical supplies	—	—	140	16,284	—	16,424
Due from affiliates	—	—	158	29	—	187
Deferred income tax assets	—	—	3,145	—	—	3,145
Intercompany notes and other receivables	—	—	1,409	—	(1,409)	—
Prepaid expenses and other current assets	—	—	4,846	2,822	—	7,668

Total current assets	—	—	90,607	118,731	(1,409)	207,929
Property and equipment, net	—	—	31,432	405,515	—	436,947
Investments in and advances to affiliates, net	—	—	4,598	888	—	5,486
Investments in subsidiaries	265,054	265,054	(15,453)	—	(514,655)	—
Goodwill	—	—	75,000	—	—	75,000
Other intangible assets, net	—	—	10,882	1,025	—	11,907
Intercompany notes receivables	—	—	88,601	—	(88,601)	—
Other assets	—	—	4,616	7,412	—	12,028

Total assets	$265,054	$265,054	$290,283	$533,571	$(604,665)	$749,297

Current liabilities:
Accounts payable	$—	$—	$323	$42,037	$—	$42,360
Income tax payable	—	—	278	—	—	278
Accrued compensation and benefits	—	—	8,619	11,737	—	20,356
Accrued property taxes	—	—	43	4,980	—	5,023
Accrued construction and development costs	—	—	—	15,340	—	15,340
Other accrued liabilities	—	—	3,624	7,743	—	11,367
Intercompany notes and other payables	—	—	—	1,409	(1,409)	—
Current portion of long- term debt and obligations under capital leases	—	—	1,988	47,299	—	49,287

Total current liabilities	—	—	14,875	130,545	(1,409)	144,011
Long-term debt	—	—	33	300,851	—	300,884
Obligations under capital leases	—	—	6,370	4,444	—	10,814
Intercompany notes payable	—	—	—	88,601	(88,601)	—
Deferred income tax liabilities	—	—	3,951	—	—	3,951
Other long-term obligations	—	—	—	7,164	—	7,164

Total liabilities	—	—	25,229	531,605	(90,010)	466,824
Minority interest in equity of consolidated subsidiaries	—	—	—	—	17,419	17,419
Total stockholders’ equity	265,054	265,054	265,054	1,966	(532,074)	265,054

Total liabilities and stockholders’ equity	$265,054	$265,054	$290,283	$533,571	$(604,665)	$749,297

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEDCATH CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$32,598	$669,085	$(8,892)	$692,791
Total operating expenses	—	—	45,237	627,055	(8,890)	663,402

Income (loss) from operations	—	—	(12,639)	42,030	(2)	29,389
Interest expense	—	—	(6,278)	(22,675)	—	(28,953)
Interest income (expense)	—	—	9,900	(9,065)	—	835
Loss on debt refinancing	—	—	(1,268)	(4,220)	—	(5,488)
Other income, net	—	—	5	38	—	43
Equity in net earnings of affiliates	(3,623)	(3,623)	3,444	426	6,916	3,540

Income (loss) before minority interest and income taxes	(3,623)	(3,623)	(6,836)	6,534	6,914	(634)
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(6,202)	(6,202)

Income (loss) before income taxes	(3,623)	(3,623)	(6,836)	6,534	712	(6,836)
Income tax benefit	—	—	3,213	—	—	3,213

Net income (loss)	$(3,623)	$(3,623)	$(3,623)	$6,534	$712	$(3,623)

	Year Ended September 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$38,706	$510,836	$(6,556)	$542,986
Total operating expenses	—	—	111,071	472,211	(6,556)	576,726

Income (loss) from operations	—	—	(72,365)	38,625	—	(33,740)
Interest expense	—	—	(1,691)	(24,166)	—	(25,857)
Interest income (expense)	—	—	5,456	(4,083)	—	1,373
Other income, net	—	—	—	206	—	206
Equity in net earnings of affiliates	(60,306)	(60,306)	8,607	58	115,488	3,541

Income (loss) before minority interest and income taxes	(60,306)	(60,306)	(59,993)	10,640	115,488	(54,477)
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(5,524)	(5,524)

Income (loss) before income taxes	(60,306)	(60,306)	(59,993)	10,640	109,964	(60,001)
Income tax expense	—	—	(313)	8	—	(305)

Net income (loss)	$(60,306)	$(60,306)	$(60,306)	$10,648	$109,964	$(60,306)

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEDCATH CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$44,742	$438,849	$(5,954)	$477,637
Total operating expenses			54,451	373,356	(5,954)	421,853

Income (loss) from operations	—	—	(9,709)	65,493	—	55,784
Interest expense	—	—	(1,694)	(21,899)	(3)	(23,596)
Interest income (expense)	—	—	6,449	(4,112)	—	2,337
Other income, net	—	—	100	91	(1)	190
Equity in net earnings of affiliates	24,351	24,351	32,120	43	(77,858)	3,007

Income (loss) before minority interest and income taxes	24,351	24,351	27,266	39,616	(77,862)	37,722
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(10,451)	(10,451)

Income (loss) before income taxes	24,351	24,351	27,266	39,616	(88,313)	27,271
Income tax expense	—	—	(2,915)	(5)	—	(2,920)

Net income (loss)	$24,351	$24,351	$24,351	$39,611	$(88,313)	$24,351

MEDCATH CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by (used in) operating activities	$—	$—	$(12,818)	$76,254	$—	$63,436
Net cash provided by (used in) investing activities	(950)	—	15,240	(62,591)	(17,129)	(65,430)
Net cash provided by (used in) financing activities	950	—	(24,210)	(13,302)	17,129	(19,433)

Increase (decrease) in cash and cash equivalents	—	—	(21,788)	361	—	(21,427)
Cash and cash equivalents:
Beginning of year	—	—	77,911	16,288	—	94,199

End of year	$—	$—	$56,123	$16,649	$—	$72,772

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEDCATH CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by (used in) operating activities	$—	$—	$(1,541)	$44,129	$—	$42,588
Net cash provided by (used in) investing activities	394	394	377	(98,106)	(15,150)	(112,091)
Net cash provided by (used in) financing activities	(394)	(394)	(21,140)	51,712	15,150	44,934

Decrease in cash and cash equivalents	—	—	(22,304)	(2,265)	—	(24,569)
Cash and cash equivalents:
Beginning of year	—	—	100,215	18,553	—	118,768

End of year	$—	$—	$77,911	$16,288	$—	$94,199

	Year Ended September 30, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by (used in) operating activities	$—	$—	$652	$69,040	$—	$69,692
Net cash provided by (used in) investing activities	(1,093)	(1,093)	(5,199)	(75,870)	(7,496)	(90,751)
Net cash provided by (used in) financing activities	1,093	1,093	9,305	6,483	7,496	25,470

Increase (decrease) in cash and cash equivalents	—	—	4,758	(347)	—	4,411
Cash and cash equivalents:
Beginning of year	—	—	95,457	18,900	—	114,357

End of year	$—	$—	$100,215	$18,553	$—	$118,768

23.	Subsequent Event

      On November 5, 2004, the Company and local Milwaukee physicians, who jointly own The Heart Hospital of Milwaukee, entered into an agreement with Columbia St. Mary’s, a Milwaukee-area hospital group, to close the hospital and sell certain assets to Columbia St. Mary’s for $42.5 million. The assets were primarily comprised of real property and equipment and had a carrying value of approximately $27.9 million, excluding allocated goodwill, as of September 30, 2004. The sale was completed on December 1, 2004. The Heart Hospital of Milwaukee included 32 inpatient beds, three operating suites and three cardiac catheterization laboratories.

      Transaction proceeds will be used by the hospital partnership to pay secured debt, which totaled approximately $37.0 million on the date of the closing, as well as transaction costs and hospital operating expenses of approximately $2 million. The remaining proceeds from the divestiture, combined with proceeds from the liquidation of the assets retained by the subsidiary, will be used to satisfy certain liabilities of the subsidiary.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The results of operations of The Heart Hospital of Milwaukee, excluding any income tax impact, is as follows:

	Year Ended September 30,

	2004	2003	2002

Revenues	$14,186	$—	$—
Loss from operations	(7,735)	(2,713)	(532)
Net loss	$(8,934)	$(1,653)	$(295)

      The principal balance sheet items of The Heart Hospital of Milwaukee, excluding allocated goodwill, are as follows:

	September 30,

	2004	2003

Cash	$462	$968
Accounts receivable, net	851	1
Other current assets	1,091	668

Current assets	$2,404	$1,637

Property and equipment, net	$28,456	$27,225
Other assets	—	489

Noncurrent assets	$28,456	$27,714

Accounts payable	$605	$2,971
Accrued liabilities	1,116	8,829
Current portion of affiliate long-term debt	2,319	187

Current liabilities	$4,040	$11,987

Affiliate long-term debt	$34,244	$—
Long-term debt	—	14,721

Long-term liabilities	$34,244	$14,721

      The Heart Hospital of Milwaukee will be reported as a discontinued operation in the first quarter of fiscal 2005 as the Company received approval to sell the hospital subsequent to September 30, 2004.

      In connection with the agreement to sell the assets of the hospital, the Company closed the facility prior to the completion of the sale. As a part of the closure, the Company expects to pay one-time termination benefits and contract termination costs of up to $2.8 million.

INDEPENDENT AUDITORS REPORT

To Heart Hospital of South Dakota, LLC:

      We have audited the accompanying balance sheets of Heart Hospital of South Dakota, LLC (the Company) as of September 30, 2004 and 2003 and the related statements of operations, members’ capital, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

December 13, 2004

Charlotte, North Carolina

HEART HOSPITAL OF SOUTH DAKOTA, LLC

BALANCE SHEETS

(In thousands)

	September 30,

	2004	2003

Current assets:
Cash	$10,874	$10,567
Accounts receivable, net	7,244	7,425
Medical supplies	1,127	1,053
Prepaid expenses and other current assets	347	259

Total current assets	19,592	19,304
Property and equipment, net	36,113	39,791
Other assets	508	620

Total assets	$56,213	$59,715

Current liabilities:
Accounts payable	$2,227	$2,085
Accrued compensation and benefits	2,312	2,022
Other accrued liabilities	864	985
Due to affiliates	90	171
Current portion of long-term debt	4,676	4,404

Total current liabilities	10,169	9,667
Long-term debt	30,520	35,197
Other long-term obligations	380	889

Total liabilities	41,069	45,753

Commitments and contingencies

Members’ capital	15,144	13,962

Total liabilities and members’ capital	$56,213	$59,715

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended September 30,

	2004	2003	2002

Net revenue	$57,557	$58,190	$50,173
Operating expenses:
Personnel expense	18,129	17,690	15,772
Medical supplies	15,075	13,899	13,191
Bad debt expense	666	1,645	1,099
Other operating expenses	8,495	8,113	6,772
Depreciation and amortization	3,659	3,901	3,720
Loss on disposal of property and equipment	208	7	—

Total operating expenses	46,232	45,255	40,554

Income from operations	11,325	12,935	9,619
Other income (expenses):
Interest expense, net	(2,680)	(3,018)	(3,594)
Other	97	67	53

Total other expenses, net	(2,583)	(2,951)	(3,541)

Net income	$8,742	$9,984	$6,078

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF MEMBERS’ CAPITAL

(In thousands)

				Accumulated Other
				Comprehensive Loss

	Sioux Falls			Sioux Falls
	Hospital	North Central		Hospital	North Central
	Management,	Heart Institute	Avera	Management,	Heart Institute	Avera
	Inc.	Holdings, PLLC	McKennan	Inc.	Holdings, PLLC	McKennan	Total

Balance, September 30, 2001	$(1,212)	$—	$—	$—	$—	$—	$(1,212)
Comprehensive income:
Net income	2,834	1,622	1,622	—	—	—	6,078
Change in fair value of interest rate swap	—	—	—	(294)	(294)	(294)	(882)

Total comprehensive income							5,196

Balance, September 30, 2002	1,622	1,622	1,622	(294)	(294)	(294)	3,984
Comprehensive income:
Net income	3,328	3,328	3,328	—	—	—	9,984
Change in fair value of interest rate swap	—	—	—	(2)	(2)	(2)	(6)

Total comprehensive income							9,978

Balance, September 30, 2003	4,950	4,950	4,950	(296)	(296)	(296)	13,962
Distributions to members	(2,690)	(2,690)	(2,690)	—	—	—	(8,070)
Comprehensive income:
Net income	2,914	2,914	2,914	—	—	—	8,742
Change in fair value of interest rate swap	—	—	—	170	170	170	510

Total comprehensive income							9,252

Balance, September 30, 2004	$5,174	$5,174	$5,174	$(126)	$(126)	$(126)	$15,144

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,

	2004	2003	2002

Net income	$8,742	$9,984	$6,078
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	666	1,645	1,099
Depreciation and amortization	3,659	3,901	3,720
Loss on disposal of property and equipment	208	7	—
Amortization of loan acquisition costs	112	186	183
Change in assets and liabilities that relate to operations:
Accounts receivable	(485)	(2,308)	(1,824)
Medical supplies	(74)	42	(114)
Prepaid expenses and other current assets	(88)	(10)	(187)
Other assets	1	(1)	(38)
Accounts payable and accrued liabilities	311	1,094	780
Due to affiliates	(81)	(168)	187

Net cash provided by operating activities	12,971	14,372	9,884

Investing activities:
Purchase of property and equipment	(189)	(628)	(1,262)
Proceeds from the sale of property and equipment	—	51	—

Net cash used in investing activities	(189)	(577)	(1,262)

Financing activities:
Proceeds from issuance of long-term debt	—	—	1,836
Repayments of long-term debt	(4,405)	(4,124)	(2,229)
Repayment of advances from affiliates, net	—	(720)	(6,526)
Payment of loan acquisition costs	—	(75)	(15)
Distributions to members	(8,070)	—	—

Net cash used in financing activities	(12,475)	(4,919)	(6,934)

Net increase in cash	307	8,876	1,688
Cash
Beginning of year	10,567	1,691	3

End of year	$10,874	$10,567	$1,691

Supplemental disclosure of cash flow information:
Interest paid	$2,586	$2,768	$3,289

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO THE FINANCIAL STATEMENTS

(All tables in thousands)

1.	Organization

      Heart Hospital of South Dakota, LLC, doing business as Avera Heart Hospital of South Dakota, (the Company) is a North Carolina limited liability company that was formed on June 18, 1999 to develop, own, and operate an acute-care hospital located in South Dakota, specializing in all aspects of cardiology and cardiovascular surgery. The hospital commenced operations on March 20, 2001. At September 30, 2004 and 2003, Sioux Falls Hospital Management, Inc., North Central Heart Institute Holdings, PLLC, and Avera McKennan each held a 33 1/3% interest in the Company.

      Sioux Falls Hospital Management, Inc., an indirect wholly owned subsidiary of MedCath Corporation (MedCath), acts as the managing member in accordance with the Company’s operating agreement. The Company will cease to exist on December 31, 2060 unless the members elect earlier dissolution. The termination date may be extended for up to an additional 40 years in 5-year increments at the election of the Company’s Board of Directors.

2.	Summary of Significant Accounting Policies

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. There is a reasonable possibility that actual results may vary significantly from those estimates.

      Fair Value of Financial Instruments — The Company considers the carrying amounts of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, net, accounts payable, accrued liabilities, advances from affiliates, due to affiliates and variable rate long-term debt to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2004 and 2003. The Company’s other significant classes of financial instruments on the balance sheets for which the carrying amounts and estimated fair values differ at September 30 are as follows:

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed rate long-term debt, including current portion	$8,467	$8,741	$11,365	$12,220

Fair value of the Company’s fixed rate long-term debt was estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates at the respective reporting dates for similar types of arrangements.

      Cash — Cash consists of currency on hand and demand deposits with financial institutions.

      Concentration of Credit Risk — The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third-party payors, including Medicare, Medicaid and commercial insurance carriers. The following table summarizes the percent of net accounts receivable from all payors at September 30:

2004

Medicare and Medicaid	38%
Commercial	32%
Other, including self-pay	30%

100%

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

      Allowance for Doubtful Accounts — Accounts receivable primarily consists of amounts due from third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The Company estimates this allowance based on such factors as payor mix, aging and its historical collection experience and write-offs.

      Medical Supplies — Medical supplies consist primarily of supplies necessary for diagnostics, catheterization and surgical procedures and general patient care and are stated at the lower of first-in, first-out (FIFO) cost or market.

      Property and Equipment — Property and equipment is recorded at cost and depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment and software. Repairs and maintenance costs are being charged against income while betterments are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation with any gain or loss reflected in operating income. Interest cost incurred on borrowed funds during the period of construction of capital assets is capitalized as a component of the cost of those assets. No interest was capitalized during the years ended September 30, 2004, 2003 and 2002.

      Other Assets — Other assets consist of loan acquisition costs, which are costs associated with obtaining long-term financing (Loan Costs). The Loan Costs are being amortized using the straight-line method, over the life of the related debt, which approximates the effective interest method. Amortization expense recognized for Loan Costs totaled approximately $112,000, $186,000 and $183,000 for the years ended September 30, 2004, 2003 and 2002, respectively. The Company recognizes the amortization of Loan Costs as a component of interest expense.

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

      A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which accounted for 56%, 59% and 59% of the Company’s net revenue during the years ended September 30, 2004, 2003 and 2002, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, a hospital is paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.

      While hospitals generally do not receive direct payment in addition to a DRG payment, hospitals may qualify for additional capital-related costs reimbursement and outlier payments from Medicare under specific circumstances. Medicare payments for non-acute services, certain outpatient services, medical equipment, and education costs are made based on a cost reimbursement methodology and are under transition to various methodologies involving prospectively determined rates. The Company is reimbursed for cost-reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. Medicaid payments for inpatient and outpatient services are made at prospectively determined amounts and cost based reimbursement, respectively.

      The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect the Company’s business. In addition, reimbursement is generally subject to adjustment following audit by third-party payors, including the fiscal intermediaries who administer the Medicare program for the Center for Medicare and Medicaid Services (CMS). Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. The Company believes that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating net revenue, there is a possibility that recorded estimates will change by a material amount in the near term.

      The Company provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as net revenue.

      Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2004, 2003 and 2002, the Company incurred approximately $119,000, $65,000 and $171,000 of advertising expenses, respectively.

      Income Taxes — The Company has elected to be treated as a limited liability company for federal and state income tax purposes. As such, all taxable income or loss of the Company is included in the income tax returns of the respective members. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

      Members’ Share of Net Income and Loss — In accordance with the membership agreement, net income and loss is first allocated to the members based on their respective ownership percentages. Once the members’ equity balances are depleted, the next $12.0 million of any losses are allocated 100% to Sioux Falls Hospital Management, Inc. due to the lending commitment provided by Sioux Falls Hospital Management, Inc. and MedCath pursuant to the membership agreement. Additional accumulated losses exceeding the $12.0 million are allocated among the members pro rata based on their respective ownership percentages, limited to an amount equal to the initial capital investment for North Central Heart Institute Holdings, PLLC and for Avera McKennan. Any further losses are then allocated 100% to Sioux Falls Hospital Management, Inc. To the extent such loss recognition occurred, the members would recognize the Company’s future profits to the extent they had previously recognized a disproportionate share of the losses.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

      Market Risk — The Company’s policy for managing risk related to its exposure to variability in interest rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market-risk exposure, especially to variable interest rates, by creditors who provide debt funding to the Company. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value in accordance with SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of SFAS Statement No. 133).

3.	Accounts Receivable

      Accounts receivable, net, at September 30 is as follows:

	2004	2003

Receivables, principally from patients and third-party payors	$7,322	$8,685
Other receivables	1,049	130

	8,371	8,815
Less allowance for doubtful accounts	(1,127)	(1,390)

Accounts receivable, net	$7,244	$7,425

      During 2004, the Company experienced a condensation problem due to improper design of the vapor barrier in the hospital that caused damage to the building and temporarily placed beds in the affected areas out of service during the repair period. The Company has recorded a receivable of approximately $979,000 as of September 30, 2004, from the building contractor for out-of-pocket expenses incurred in assessing and repairing the damage. This receivable is included in the “Other” category above.

      Activity for the allowance for doubtful accounts for the years ended September 30 was as follows:

	2004	2003	2002

Balance, beginning of year	$1,390	$570	$461
Bad debt expense	666	1,645	1,099
Write-offs, net of recoveries	(929)	(825)	(990)

Balance, end of year	$1,127	$1,390	$570

4.	Property and Equipment

      A summary of property and equipment, net, at September 30 is as follows:

	2004	2003

Land and improvements	$1,283	$1,284
Buildings and improvements	31,598	31,598
Equipment and software	16,584	16,613

	49,465	49,495
Less accumulated depreciation	(13,352)	(9,704)

	$36,113	$39,791

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

5.	Long-term Debt

      A summary of long-term debt at September 30 is as follows:

	2004	2003

Bank mortgage loan	$26,729	$28,236
Notes payable to equipment lenders	8,467	11,365

	35,196	39,601
Less current portion	(4,676)	(4,404)

	$30,520	$35,197

      Bank Mortgage Loan — The Company financed its building and land through a bank mortgage loan dated June 29, 2000. Under the terms of the loan, interest-only payments were due through June 2002, which represent the first 24 months following the closing of the real estate loan. Thereupon, the loan converted to a term loan with principal and interest payments due monthly, based on a 240-month amortization schedule. At September 30, 2004 and 2003, the interest rate on this loan was 4.59% and 3.87%, respectively. The rate is determined as the Eurodollar (LIBOR) rate plus an applicable margin of 2.75%. The loan was originally scheduled to mature on July 10, 2003 but was amended in August 2001 to extend the maturity date to June 30, 2006. In October 2003, the loan was again amended to extend the maturity date to September 30, 2008. MedCath and Avera McKennan have guaranteed 50% of the outstanding balance of the bank mortgage loan as of September 30, 2004.

      At September 30, 2004, the Company had four interest rate swaps (Swaps) outstanding for a total notional amount of approximately 80% of the bank mortgage loan’s outstanding balance. Two of the Swaps effectively fixed LIBOR at 4.18% (4.18% Swaps) for approximately 60% of the bank mortgage loan’s outstanding balance. The remaining two Swaps effectively fixed LIBOR at 3.46% (3.46% Swaps) for approximately 20% of the bank mortgage loan’s outstanding balance. At September 30, 2004, the Company’s effective interest rates on the notional amount of the 4.18% Swaps and the 3.46% Swaps were 6.93% and 6.21%, respectively. In accordance with SFAS No. 133 and the Company’s market-risk policy, the Swaps qualify as cash flow hedges. The Company recognizes interest expense based upon the fixed interest rates provided under the Swaps, while the change in the fair value of the Swaps is recorded as other comprehensive income and as an adjustment to the derivative liability in the balance sheet. The derivative liability was $379,000 and $889,000 at September 30, 2004, and 2003, respectively, and is included in other long-term obligations liabilities. Future changes in the fair value of the 4.18% Swaps and the 3.46% Swaps will be recorded based upon the variability in the market interest rates until maturity of June 2006 and September 2008, respectively.

      The bank mortgage loan agreement contains certain restrictive covenants, which require the maintenance of specific financial ratios and amounts. The Company was in compliance with these restrictive covenants at September 30, 2004.

      Notes Payable to Equipment Lenders — The Company acquired substantially all of its equipment under installment notes payable to equipment lenders collateralized by the related equipment, which had a net book value of approximately $5.3 million and $8.5 million at September 30, 2004 and 2003, respectively. Amounts borrowed under these notes are payable in monthly installments of principal and interest over five-year and seven-year terms. The notes have annual fixed rates of interest ranging from 7.15% to 9.30%. MedCath and Avera McKennan have each guaranteed 30% of the outstanding balance of the installment notes payable to equipment lenders as of September 30, 2004.

      The Company also has a $2.5 million working capital line of credit that was provided by the real estate lender, and is subject to the interest rate, covenants, guarantee and collateral of the real estate loan. This line of credit will expire in June 2006. No amounts were outstanding under this line of credit at September 30, 2004 and 2003.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

      Future maturities of long-term debt, as of September 30, 2004 are as follows:

Fiscal Year:
2005	$4,676
2006	4,518
2007	3,034
2008	22,947
2009	21

$35,196

6.	Commitments and Contingencies

      Operating Leases — The Company leases certain equipment under noncancelable operating leases. The total rent expense under operating leases was approximately $100,000, $103,000 and $94,000 during the years ended September 30, 2004, 2003 and 2002, respectively. The future minimum payments on noncancelable operating leases as of September 30, 2004, is $50,000 for 2005 and nothing thereafter.

      Compliance — Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. Medicare and Medicaid cost reports have been filed to the fiscal intermediary through September 30, 2003.

      Litigation — The Company is involved in various claims and legal actions in the ordinary course of business. Moreover, claims may arise from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.

      Management believes, based on advice of counsel, taking into account the applicable professional liability insurance coverage, the results of any potential lawsuits will not have a materially adverse effect on the Company’s financial position or future results of operations and cash flows.

7.	Related-party transactions

      MedCath provides working capital to the Company under a revolving credit note with a maximum borrowing limit of $12.0 million. The loan is collateralized by the Company’s accounts receivable from patient services. There were no amounts outstanding under the working capital loan as of September 30, 2004 or 2003. No interest was paid in 2004, 2003 or 2002 because the working capital loan was paid off monthly. MedCath has agreed not to demand payment of the note prior to October 1, 2005.

      MedCath and Avera McKennan receive debt guarantee fees for their guarantee of 50% of the Company’s outstanding bank mortgage loan and 30%, through September 30, 2004, of the Company’s outstanding equipment debt. The total amount of such debt guarantee fees were approximately $71,000 each, for the year ended September 30, 2004, $84,000 each, for the year ended September 30, 2003 and $94,000, each for the year ended September 30, 2002. The total amount of these fees due as of September 30, 2004 and 2003 was approximately $12,000 and $13,000, respectively, with 50% due to MedCath and Avera McKennan, respectively.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

      MedCath allocated corporate expenses to the Company in the following categories during the year ended September 30:

	2004	2003	2002

Interest expense on borrowings, net of interest income on advances	$—	$2	$196
Management fees	1,144	1,141	981
Hospital employee group benefits	3,199	3,006	2,428
Other	41	134	523

	$4,384	$4,283	$4,128

      The other category above consists of support services provided by MedCath and consolidated purchased services paid for by MedCath for which it receives reimbursement at cost in lieu of the Company incurring these services directly. Support services include, but are not limited to, training, treasury, and development. Consolidated-purchased services include, but are not limited to, insurance coverage, professional services, software maintenance, and licenses purchased by MedCath under its consolidated purchasing programs and agreements with third-party vendors for the direct benefit of the Company.

      The Company pays Avera McKennan and North Central Heart Institute Holdings, PLLC for various services, including labor, supplies and equipment purchases. The amounts paid were approximately as follows:

	Year Ended September 30,

	2004	2003	2002

Avera McKennan	$902	$1,431	$962
North Central Heart Institute	832	837	636

	$1,734	$2,268	$1,598

8.	Employee Benefit Plan

      The Company participates in MedCath’s defined contribution retirement savings plan (the 401(k) Plan), which covers all employees who meet minimum service requirements. The 401(k) Plan allows eligible employees to contribute from 1% to 25% of their annual compensation on a pretax basis. The Company, at its discretion, may make an annual contribution of up to 25% of an employee’s pretax contribution, up to a maximum of 6% of compensation. The Company’s contributions to the 401(k) Plan were approximately $154,000, $142,000 and $131,000 during the years ended September 30, 2004, 2003 and 2002, respectively.

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

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item with respect to directors is incorporated by reference to information provided under the headings “Election of Directors,” “Corporate Governance,” “Other Matters-Section 16(a) Beneficial Ownership Compliance” and “Accounting and Audit Matters-Audit Committee Financial Expert” in the Company’s proxy statement to be filed with the Commission on or before January 25, 2005 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 1, 2005 (the 2005 Proxy Statement). Some of the information required by this Item with respect to executive officers is provided under the heading “Executive Officers of the Registrant” in Part I of this report.

Item 11.	Executive Compensation.

      The information required by this Item is incorporated by reference to information provided under the headings “Executive Compensation” and “Corporate Governance-Compensation of Directors” in the 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item is incorporated by reference to information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in the 2005 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this Item is incorporated by reference to information provided under the heading “Certain Transactions” in the 2005 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

      The information required by this Item is incorporated by reference to information provided under the heading “Accounting and Audit Matters” in the 2005 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

      (a)(1) The financial statements as listed in the Index under Part II, Item 8, are filed as part of this report.

      (2) Financial Statement Schedules. All schedules have been omitted because they are not required, are not applicable or the information is included in the selected consolidated financial data or notes to consolidated financial statements appearing elsewhere in this report.

      (3) The following list of exhibits includes both exhibits submitted with this report and those incorporated by reference to other filings:

Exhibit
No.		Description

3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation(1)
3.2	—	Bylaws of MedCath Corporation(1)
4.1	—	Specimen common stock certificate(1)
4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)

Exhibit
No.		Description

4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)
4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P. And the several stockholders parties thereto (the Registration Rights Agreement)(1)
4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)
4.6	—	Form of 9 7/8% Senior Note due 2012(12)
4.7	—	Indenture dated as of July 7, 2004 among MedCath Holdings Corp., as issuer (the Issuer), MedCath Corporation and the subsidiaries of the Issuer named therein, as guarantors (the Guarantors), and U.S. Bank National Association, as trustee (the Trustee), relating to the 9 7/8% Senior Notes due 2012(12)
4.9	—	Credit Agreement, dated as of July 7, 2004, among MedCath Corporation, as a parent guarantor, MedCath Holdings Corp., as the borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Wachovia Bank, National Association, as syndication agent, and the other lenders party thereto(12)
4.10	—	Collateral Agreement, dated as of July 7, 2004, by and among MedCath Corporation, MedCath Holdings Corp., the Subsidiary Guarantors, as identified on the signature pages thereto and any Additional Grantor (as defined therein) who may become party to the Collateral Agreement, in favor of Bank of America, N.A., as administrative agent for the ratable benefit of the banks and other financial institutions from time to time parties to the Credit Agreement, dated as of July 7, 2004, by and among the MedCath Corporation, MedCath Holdings Corp. and the lenders party thereto(12)
10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(6)
10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(6)
10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(6)
10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)
10.5	—	Amended and Restated Operating Agreement of MedCath of Tucson, L.L.C. effective as of July 31, 1999 (the Tucson Operating Agreement)(1)(6)
10.6	—	Amendment to Tucson Operating Agreement dated as of April 25, 2001(1)
10.7	—	Second Amendment to Tucson Operating Agreement(1)(6)
10.8	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(6)
10.9	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(6)
10.10	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)
10.11	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(6)
10.12	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(6)
10.13	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(6)
10.14	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)
10.15	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)
10.16	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)
10.17	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(6)
10.18	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(6)
10.19	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the Dayton Operating Agreement)(10)(6)

Exhibit
No.		Description

10.20	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(6)
10.21	—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(6)
10.22	—	Guaranty made as of September 24, 1998 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc(1)
10.23	—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)
10.24	—	Termination and Release dated October 1, 2000 by and among Heart Hospital of DTO, LLC, DTO Management, Inc., Franciscan Health Systems of the Ohio Valley, Inc. and ProWellness Health Management Systems, Inc(1)(6)
10.25	—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(6)
10.26	—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(6)
10.27	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(6)
10.28	—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(6)
10.29	—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.30	—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.31	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(6)
10.32	—	Operating Agreement of The Heart Hospital of Milwaukee, LLC effective as of October 11, 2001 (Milwaukee Operating Agreement)(4)(6)
10.33	—	First Amendment to Milwaukee Operating Agreement effective as of October 11, 2001(4)(6)
10.34	—	Second Amendment to Milwaukee Operating Agreement effective as of October 11, 2001(4)(6)
10.35	—	Management Services Agreement for The Heart Hospital of Milwaukee, LLC dated December 12, 2001(4)(6)
10.36	—	Operating Agreement of Heart Hospital of Lafayette, LLC effective as of December 5, 2001 (Lafayette Operating Agreement)(4)(6)
10.37	—	First Amendment to Lafayette Operating Agreement effective as of December 5, 2001(4)(6)
10.38	—	Second Amendment to Lafayette Operating Agreement effective as of December 5, 2001(4)(6)
10.39	—	Third Amendment to Lafayette Operating Agreement effective as of December 5, 2001(4)(6)
10.40	—	Management Services Agreement for the Heart Hospital of Lafayette. LLC dated September 5, 2001(4)(6)
10.41	—	Employment Agreement made as of October 8, 1999 by and between MedCath Incorporated and James Harris(1)
10.42	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)
10.43	—	Outside Directors’ Stock Option Plan(1)
10.44	—	Amended and Restated Directors Option Plan(4)
10.45	—	Form of Heart Hospital Management Services Agreement(1)
10.46	—	Employment Agreement dated as of September 3, 2003 by and between MedCath Incorporated and John T. Casey(10)
10.47	—	Letter agreement dated September 3, 2003 by and between MedCath Incorporated and John T. Casey(10)

Exhibit
No.		Description

10.48	—	Employment Agreement dated as of September 3, 2003 by and between MedCath Incorporated and Charles R. Slaton(10)
10.49	—	Employment agreement dated August 28, 1995, by and between Joan McCanless and MedCath Incorporated(11)
10.50	—	Employment, Confidentiality and Non-Compete Agreement, dated December 3, 1999, by and between Thomas K. Hearn and MedCath Incorporated(11)
10.51	—	Amendment to Employment, Confidentiality and Non-Compete Agreement, by and between Thomas K. Hearn and MedCath Incorporated, dated December 21, 2001(11)
10.52	—	Employment agreement dated April 26, 2004, by and between Grant Wicklund and MedCath Incorporated
10.53	—	Fourth Amendment to the Operating Agreement of Heart Hospital of Lafayette, LLC as of February 7, 2003(8)
10.54	—	Fifth Amendment to the Operating Agreement of Lafayette Heart Hospital, LLC(6)(9)
10.55	—	Engagement Letter dated October 30, 2003 between MedCath Corporation and Sokolov, Sokolov, Burgess
10.56	—	Addendum to Engagement Letter dated as of February 5, 2004 between MedCath Corporation and Sokolov, Sokolov, Burgess
10.57	—	Engagement Letter dated February 17, 2004 between MedCath Corporation, Arizona Heart Hospital, Arizona Heart Institute and Sokolov, Sokolov, Burgess
12.0	—	Ratio of earnings to fixed charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Deloitte & Touche LLP, Registered Independent Public Accounting Firm
23.2	—	Consent of Deloitte & Touche LLP, Independent Auditors
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	—	Risk Factors

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(6)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(7)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(8)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(9)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(10)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(11)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(12)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-119170).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCATH CORPORATION

BY:	/s/ JOHN T. CASEY

John T. Casey
Chairman of the Board of Directors,
Chief Executive Officer and Director
(principal executive officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN T. CASEY John T. Casey	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)	December 14, 2004

/s/ JAMES E. HARRIS James E. Harris	Executive Vice President and Chief Financial Officer (principal financial officer)	December 14, 2004

/s/ GARY S. BRYANT Gary S. Bryant	Vice President — Controller (principal accounting officer)	December 14, 2004

/s/ ADAM H. CLAMMER Adam H. Clammer	Director	December 14, 2004

/s/ EDWARD A. GILHULY Edward A. Gilhuly	Director	December 14, 2004

/s/ GALEN D. POWERS Galen D. Powers	Director	December 14, 2004

/s/ PAUL B. QUEALLY Paul B. Queally	Director	December 14, 2004

/s/ RUTH G. SHAW Ruth G. Shaw	Director	December 14, 2004

/s/ JOHN B. MCKINNON John B. McKinnon	Director	December 14, 2004

/s/ ROBERT S. MCCOY, JR. Robert S. McCoy, Jr.	Director	December 14, 2004

/s/ JACQUE J. SOKOLOV, MD Jacque J. Sokolov, MD	Director	December 14, 2004