Form 10-Q
period 2004-12-31
MEDCATH CORP
filed 2005-02-08
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2004

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

Yes ☑  No ☐

As of January 31, 2005, there were 18,172,461 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	September 30,
	2004	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$116,365	$72,310
Accounts receivable, net	96,194	92,797
Medical supplies	23,719	22,205
Due from affiliates	209	136
Deferred income tax assets	12,212	11,972
Prepaid expenses and other current assets	8,341	7,802
Current assets of discontinued operations	1,941	6,602

Total current assets	258,981	213,824
Property and equipment, net	405,909	410,908
Investments in and advances to affiliates, net	4,047	6,029
Goodwill	70,100	70,100
Other intangible assets, net	10,456	10,746
Other assets	13,153	13,473
Long-term assets of discontinued operations	402	33,355

Total assets	$763,048	$758,435

Current liabilities:
Accounts payable	$48,465	$46,372
Income tax payable	413	533
Accrued compensation and benefits	20,580	25,914
Accrued property taxes	5,526	6,565
Other accrued liabilities	20,261	15,968
Current portion of long-term debt and obligations under capital leases	10,427	9,872
Current liabilities of discontinued operations	2,629	1,720

Total current liabilities	108,301	106,944
Long-term debt	343,885	346,006
Obligations under capital leases	5,087	5,641
Deferred income tax liabilities	11,361	13,693
Other long-term obligations	7,344	7,330

Total liabilities	475,978	479,614

Minority interest in equity of consolidated subsidiaries	17,571	15,173
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,158,337 issued and 18,089,437 outstanding at December 31, 2004 and 18,090,186 issued and 18,021,286 outstanding at September 30, 2004	182	181
Paid-in capital	359,926	358,656
Accumulated deficit	(90,175)	(94,715)
Accumulated other comprehensive loss	(40)	(80)
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	269,499	263,648

Total liabilities and stockholders’ equity	$763,048	$758,435

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2004	2003
Net revenue	$184,760	$155,123
Operating expenses:
Personnel expense	57,213	47,012
Medical supplies expense	52,486	41,977
Bad debt expense	11,484	13,788
Other operating expenses	38,400	31,520
Pre-opening expenses	—	3,016
Depreciation	9,736	9,723
Amortization	290	290
(Gain)/loss on disposal of property, equipment and other assets	3	(84)

Total operating expenses	169,612	147,242

Income from operations	15,148	7,881
Other income (expenses):
Interest expense	(7,998)	(6,320)
Interest income	390	231
Other income, net	5	4
Equity in net earnings of unconsolidated affiliates	769	577

Total other expenses, net	(6,834)	(5,508)

Income from continuing operations before minority interest, income taxes and discontinued operations	8,314	2,373
Minority interest share of earnings of consolidated subsidiaries	(3,999)	(1,091)

Income from continuing operations before income taxes and discontinued operations	4,315	1,282
Income tax expense	1,723	517

Income from continuing operations	2,592	765
Income (loss) from discontinued operations, net of taxes	1,948	(1,698)

Net income (loss)	$4,540	$(933)

Earnings (loss) per share, basic
Continuing operations	$0.14	$0.04
Discontinued operations	0.11	(0.09)

Earnings (loss) per share, basic	$0.25	$(0.05)

Earnings (loss) per share, diluted
Continuing operations	$0.14	$0.04
Discontinued operations	0.10	(0.09)

Earnings (loss) per share, diluted	$0.24	$(0.05)

Weighted average number of shares, basic	18,045	17,949
Dilutive effect of stock options	932	—

Weighted average number of shares, diluted	18,977	17,949

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Total
Balance, September 30, 2004	18,022	$181	$358,656	$(94,715)	$(80)	69	$(394)	$263,648
Exercise of stock options	68	1	1,270	—	—	—	—	1,271
Comprehensive income:
Net income	—	—	—	4,540	—	—	—	4,540
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	40	—	—	40

Total comprehensive income								4,580

Balance, December 31, 2004	18,090	$182	$359,926	$(90,175)	$(40)	69	$(394)	$269,499

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2004	2003
Net income (loss)	$4,540	$(933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	11,484	13,788
Depreciation and amortization expense	10,026	10,013
(Gain)/loss on disposal of property, equipment and other assets	3	(84)
Amortization of loan acquisition costs	401	389
Undistributed earnings of unconsolidated affiliates	1,898	2,272
Minority interest share of earnings of consolidated subsidiaries	3,999	1,091
Deferred income taxes	1,723	(517)
Change in assets and liabilities that relate to operations:
Accounts receivable	(14,881)	(16,159)
Medical supplies	(1,514)	(1,133)
Prepaids and other assets	(645)	414
Accounts payable and accrued liabilities	423	3,683

Net cash provided by continuing operations	17,457	12,824
Net cash used in discontinued operations	(7,700)	(6,538)

Net cash provided by operating activities	9,757	6,286

Investing activities:
Purchases of property and equipment	(5,251)	(19,444)
Proceeds from sale of property and equipment	50	1,214
Proceeds from sale of discontinued operations	42,500	—
Other investing activities	151	43

Net cash provided by (used in) continuing operations	37,450	(18,187)
Net cash used in discontinued operations	—	(8,808)

Net cash provided by (used in) investing activities	37,450	(26,995)

Financing activities:
Proceeds from issuance of long-term debt	—	25,539
Repayments of long-term debt	(1,506)	(26,326)
Repayments of obligations under capital leases	(711)	(1,054)
Payments of loan acquisition costs	—	(223)
Investments by minority partners	3,509	—
Distributions to minority partners	(5,677)	(3,579)
Repayments from minority partners	89	61
Proceeds from exercised stock options	1,144	179

Net cash used in continuing operations	(3,152)	(5,403)
Net cash provided by discontinued operations	—	11,265

Net cash provided by (used in) financing activities	(3,152)	5,862

Net increase (decrease) in cash and cash equivalents	44,055	(14,847)
Cash and cash equivalents:
Beginning of period	72,310	93,231

End of period	$116,365	$78,384

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$212	$532
Capital expenditures included in accrued construction & development	126	79
Deferred tax asset related to exercised stock options	—	79
Notes received for sale of land	—	1,098
Notes received from minority interest in development hospitals	—	400

See notes to consolidated financial statements

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share data)

1. Business and Organization

     MedCath Corporation (the Company) is a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians whom it believes have established reputations for clinical excellence as well as with community hospital systems. Each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is a freestanding licensed general acute care hospital, that provides a wide range of health services, and the medical staff at each hospital includes qualified physicians in various specialties. The Company opened its first hospital in 1996, and as of December 31, 2004 has ownership interests in and operates 12 hospitals. These hospitals include 11 majority-owned hospitals and one in which the Company owns a minority interest. The Company’s 12 hospitals have a total of 727 licensed beds, of which 686 were staffed and available at December 31, 2004, and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.

     In addition to its hospitals, the Company owns and/or manages cardiac diagnostic and therapeutic facilities (the Diagnostics Division). The Company began its cardiac diagnostic and therapeutic business in 1989, and as of December 31, 2004 owns and/or manages 26 cardiac diagnostic and therapeutic facilities. Twelve of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and sometimes therapeutic procedures. The remaining 14 facilities are not located at hospitals and offer only diagnostic services. The Company also provides consulting and management services (CCM) tailored primarily to cardiologists and cardiovascular surgeons, which is included in the corporate and other division.

2. Summary of Significant Accounting Policies

     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of December 31, 2004 and for the three months ended December 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2005 or future fiscal periods.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. During the three months ended December 31, 2004, the Company has not made any material changes in the selection or application of its critical accounting policies as set forth its Annual Report on Form 10-K for the year ended September 30, 2004.

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

     Stock-Based Compensation - As of December 31, 2004, the Company has two stock-based compensation plans: a stock option plan under which it may grant incentive stock options and nonqualified stock options to officers and other key employees and an outside director’s stock option plan under which it may grant nonqualified stock options to nonemployee directors. The Company accounts for stock options under both of these plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company also provides prominent disclosure of the information required by SFAS No. 148, Accounting for Stock-Based Compensation, in its annual and interim financial statements.

     Under APB Opinion No. 25, compensation cost is determined based on the intrinsic value of the equity instrument award. No stock-based employee compensation cost is reflected in net income for the three months ended December 31, 2004 and 2003, as all options granted during those periods under the Company’s stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Had compensation expense for the Company’s stock options been recognized based on the fair value of the option award at the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income would have been impacted as follows:

	Three Months Ended December 31,
	2004	2003
Net income (loss), as reported	$4,540	$(933)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related income taxes	620	454

Proforma net income (loss)	$3,920	$(1,387)

Earnings (loss) per share, basic
As reported	$0.25	$(0.05)
Pro forma	$0.22	$(0.08)

Earnings (loss) per share, diluted
As reported	$0.24	$(0.05)
Pro forma	$0.21	$(0.08)

     New Accounting Pronouncement - In December 2004, the Financial Accounting Standard Board (the FASB) issued Statement 123R, Share-Based Payment, to be effective for interim or annual periods beginning after June 15, 2005. Accordingly, Statement 123R will become effective in the fourth quarter of fiscal 2005 for the Company. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on grant dates and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating its share-based employee compensation programs, the potential impact of Statement 123R on its consolidated financial position and results of operations and alternative adoption methods.

3. Discontinued Operations

     On November 5, 2004, the Company and local Milwaukee physicians, who jointly owned The Heart Hospital of Milwaukee (HHM), entered into an agreement with Columbia St. Mary’s, a Milwaukee-area hospital group, to close HHM and sell certain assets, primarily comprised of real property and equipment, to Columbia St. Mary’s for $42.5 million. The sale was completed on December 1, 2004 and the Company recognized a gain on the sale of the assets, net of allocated goodwill, of approximately $9.3 million.

     In connection with the agreement to sell the assets of HHM, the Company closed the facility prior to the completion of the sale. As a part of the closure, the Company incurred termination benefits and contract termination costs of approximately $2.2 million. In addition, the Company wrote-off approximately $1.4 million related to the net book value of certain assets abandoned as a part of the closure of the facility.

     Transaction proceeds were used by HHM to pay intercompany secured debt, which totaled approximately $37.0 million on the date of the closing, as well as transaction costs and hospital operating expenses of approximately $2.0 million. The remaining proceeds from the divestiture, combined with proceeds from the liquidation of the assets not sold to Columbia St. Mary’s, will be used to satisfy certain liabilities of HHM.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The results of operations of HHM are as follows:

	Three Months Ended December 31,
	2004	2003
Revenues	$1,553	$1,503
Restructuring and write-off charges	(3,635)	—
Operating expenses	(3,278)	(5,134)

Loss from operations	(5,360)	(3,631)
Other income (expense):
Gain on sale of assets	9,344	—
Minority interest and other, net	(474)	790
Income tax (expense) benefit	(1,562)	1,143

Net income (loss)	$1,948	$(1,698)

     The principal balance sheet items of HHM, including allocated goodwill and excluding intercompany debt, is as follows:

	December 31,	September 30,
	2004	2004
Cash	$1,903	$462
Accounts receivable, net	38	851
Other current assets	—	5,289

Current assets	$1,941	$6,602

Property and equipment, net	$402	$28,455
Goodwill	—	4,900

Noncurrent assets	$402	$33,355

Accounts payable	$396	$605
Accrued liabilities	671	1,115
Income taxes payable	1,562	—

Total current liabilities	$2,629	$1,720

4. Accounts Receivable

     Accounts receivable, net, consists of the following:

	December 31,	September 30,
	2004	2004
Receivables, principally from patients and third-party payors	$105,531	$102,485
Receivables, principally from billings to hospitals for various cardiovascular procedures	4,007	3,990
Amounts due under management contracts	2,868	2,698
Other	3,638	2,095

	116,044	111,268
Less allowance for doubtful accounts	(19,850)	(18,471)

Accounts receivable, net	$96,194	$92,797

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

5. Equity Investments

     The Company accounts for all but one of its owned and operated hospitals as consolidated subsidiaries. The Company owns minority interests in Avera Heart Hospital of South Dakota and certain diagnostic ventures and neither has substantive control over the businesses nor is the primary beneficiary under the revised version of FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Therefore, the Company is unable to consolidate the results of operations and financial position of these entities, but rather is required to account for its minority ownership interest in the hospital and other ventures as equity investments.

     The following represents summarized financial information of Avera Heart Hospital of South Dakota:

	Three Months Ended December 31,
	2004	2003
Net revenue	$15,197	$13,365
Operating income	$2,804	$2,285
Net income	$2,223	$1,612

	December 31,	September 30,
	2004	2004
Current assets	$11,841	$19,592
Non-current assets	$37,077	$36,620
Current liabilities	$9,672	$10,085
Non-current liabilities	$29,679	$30,984

6. Goodwill and Other Intangible Assets

     As required by SFAS No. 142, Goodwill and Other Intangibles, the Company has designated September 30, its fiscal year end, as the date it will perform the annual goodwill impairment test for all of its reporting units. Goodwill of a reporting unit will also be tested between annual tests if an event occurs or circumstances change that indicate that impairment may exist. During the three months ended December 31, 2004, no events or circumstances changed that indicated interim impairment testing was necessary and as such, no impairment was recognized during the three months ended December 31, 2004. The Company’s other intangible assets, net, included the following:

	December 31, 2004		September 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Management contracts	$20,598	$(11,127)	$20,598	$(10,844)
Other	1,446	(461)	1,446	(454)

Total	$22,044	$(11,588)	$22,044	$(11,298)

     Amortization expense recognized for the management contracts and other intangible assets totaled $0.3 million for the three months ended December 31, 2004 and 2003.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7. Long-Term Debt

     Long-term debt consists of the following:

	December 31,	September 30,
	2004	2004
Senior notes	$150,000	$150,000
Senior secured credit facility	99,500	99,750
Real estate investment trust loans	57,667	57,899
Notes payable to various lenders	44,489	45,628
Master credit facility and bank mortgage loans	—	—

	351,656	353,277
Less current portion	(7,771)	(7,271)

Long-term debt	$343,885	$346,006

     Senior Notes — On July 7, 2004, the Company’s wholly-owned subsidiary, MedCath Holdings Corp. (the Issuer), completed an offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes (the Senior Notes) in a private placement to qualified institutional buyers. In November 2004, the unregistered Senior Notes were exchanged for registered Senior Notes. The Senior Notes, which mature on July 15, 2012, pay interest semi-annually, in arrears, on January 15 and July 15 of each year, beginning January 15, 2005. The Senior Notes are redeemable, in whole or in part, at any time on or after July 15, 2008 at a designated redemption amount, plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date. The Company may redeem up to 35% of the aggregate principal amount of the Senior Notes on or before July 15, 2007 with the net cash proceeds from certain equity offerings. In event of a change in control in the Company or the Issuer, the Company must offer to purchase the Senior Notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.

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

     Senior Secured Credit Facility — Concurrent with the offering of the Senior Notes, on July 7, 2004, the Issuer entered into a $200.0 million senior secured credit facility (the Senior Secured Credit Facility) with a syndicate of banks and other institutional lenders. The Senior Secured Credit Facility provides for a seven-year term loan facility (the Term Loan) in the amount of $100.0 million and a five-year senior secured revolving credit facility (Revolving Facility) in the amount of $100.0 million, which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. There were no borrowings under the Revolving Facility at December 31, 2004; however, the Company has letters of credit outstanding of $1.5 million, which reduces availability under the Revolving Facility to $98.5 million.

     Borrowings under the Senior Secured Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. The applicable margin is different for the Revolving Facility and the Term Loan and varies for the Revolving Facility depending on the Company’s financial performance. Swing-line borrowings under the Revolving Facility bear interest at the alternate base rate which is defined as the greater of the Bank of America, N.A. prime rate or the federal funds rate plus 0.5%. The Issuer is required to pay quarterly, in arrears, 0.5% per annum commitment fee equal to the unused commitments under the Senior Secured Credit Facility. The Issuer is also required to pay quarterly, in arrears, a fee on the stated amount of each issued and outstanding letter of credit ranging from 200 to 300 basis points depending upon the Company’s financial performance.

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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

     Real Estate Investment Trust (REIT) Loans — From 1994 to 1997, the Company entered into mortgage loans with real estate investment trusts for the purpose of financing the land acquisition and construction costs for several of its hospitals. As of December 31, 2004, the Company’s REIT loan balance includes the outstanding indebtedness of two hospitals. The interest rates on the outstanding REIT loans are based on a rate index tied to U.S. Treasury Notes plus a margin that is determined on the completion date of the hospital, and subsequently increases per year by 20 basis points. The principal and interest on the REIT loans are payable monthly over seven-year terms from the completion date of each hospital using extended period amortization schedules and include balloon payments at the end of each respective term. One loan is subject to extension for an additional seven years at the option of the Company. Borrowings under the REIT loans are collateralized by a pledge of the Company’s interest in the related hospitals’ property, equipment and certain other assets.

     As of December 31, 2004, in accordance with the related hospital operating agreements and as required by the lenders, the Company guaranteed 100% of the obligations of its subsidiary hospitals for the bank mortgage loans made under the REIT loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. The guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals failing to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. The amount of such REIT loans December 31, 2004 was approximately $57.7 million, of which the Company guaranteed the entire amount. The average interest rate as of December 31, 2004 and September 30, 2004 on the REIT loans were 10.44% and 10.29%, respectively. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

     Notes Payable to Various Lenders — The Company acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. In addition, two facilities in the Diagnostics Division financed leasehold improvements through notes payable collateralized by the leasehold improvements. Amounts borrowed under these notes are payable in monthly installments of principal and interest over 4 to 7 year terms. Interest is at fixed and variable rates ranging from 5.06% to 9.57%. The Company has guaranteed certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan. At December 31, 2004, the total amount of notes payable was approximately $44.5 million, of which $36.1 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets. These notes payable contain various covenants and restrictions including the maintenance of specific financial ratios and amounts and payment of dividends.

     Notes payable to various lenders include a debt commitment to finance Heart Hospital of Lafayette’s equipment purchases. Heart Hospital of Lafayette began submitting funding requests to finance equipment purchases in March 2004. Interest on borrowings under the facility accrued at prime, plus a margin, until July 1, 2004, at which time interest became fixed based on a specific Treasury Note yield, plus a margin. Principal amounts on borrowings incurred after April 1, 2004 and before July 1, 2004 will be repaid over a 78 month period beginning February 1, 2005. Interest on borrowings incurred after July 1, 2004 accrued interest at prime, plus a margin, until December 31, 2004 at which time interest became fixed based on a specific Treasury Note yield, plus a margin. Principal amounts on borrowings incurred after July 1, 2004 and before December 31, 2004 will be repaid over a 78 month period beginning July 31, 2005. As of December 31, 2004, Heart Hospital of Lafayette had borrowed $9.5 million of the $12.0 million available. Funding requests under this facility are no longer permitted.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Debt Covenants — The Company was in compliance with all covenants in the instruments governing its outstanding debt at December 31, 2004.

     Guarantees of Unconsolidated Affiliate’s Debt — The Company has guaranteed approximately 50% of the real estate and 30% of the equipment debt of its unconsolidated affiliate hospital. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At December 31, 2004, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $26.4 million and $8.1 million at December 31, 2004. Accordingly, the real estate debt and the equipment debt guaranteed by the Company was approximately $13.2 million and $2.4 million, respectively, at December 31, 2004. These guarantees expire concurrent with the terms of the related real estate and equipment loans and would require the Company to perform under the guarantee in the event of the affiliate hospital’s failure to perform under the related loan. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the value of the assets and liabilities on the Company’s balance sheets.

     Interest Rate Swaps — Three of the Company’s consolidated hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedge portion of the related debt at 4.92% plus an applicable margin for two of the hospitals and at 4.60% plus an applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the bank mortgage debt for these three hospitals as part of the July 7, 2004 financing transaction. The Company did not terminate the interest rate swaps as part of the financing transaction. Since July 7, 2004, the fixed interest rate swaps have not been utilized as a hedge of variable rate debt obligations, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as component of interest expense. The fair value of the interest rate swaps at December 31, 2004 was an obligation of $0.8 million resulting in an unrealized gain of approximately $0.4 million during the first quarter of fiscal 2005.

8. Liability Insurance Coverage

     On June 30, 2004, the Company entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to an additional amount of retained liability of $2.0 million per claim and $4.0 million in the aggregate for claims reported during the policy year at one of its hospitals. Because of the Company’s self-insured retention levels, the Company recognizes an liability for its estimate of amounts, up to the amount of the Company’s retained liability it believes may be paid to resolve each malpractice claim. As of December 31, 2004 and September 30, 2004, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $6.0 million and $5.4 million, respectively, which is included in current liabilities in the Company’s consolidated balance sheets.

9. Per Share Data

     The calculation of diluted earnings per share considers the potentially dilutive effect of options to purchase 2,671,342 and 3,049,266 shares of common stock outstanding at December 31, 2004 and 2003, respectively, at prices ranging from $4.75 to $25.00. Of these options, 20,000 and 3,049,266 were not included in the calculation of diluted earnings per share for the three months ended December 31, 2004 and 2003, respectively, as such shares were anti-dilutive for the periods.

10. Litigation

     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted against the Company by various claimants, and additional claims that may be asserted for known incidents through December 31, 2004. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is attempting to protect its interests in all such claims and actions.

     Management believes, based on advice of counsel and the Company’s experience with past lawsuits and claims, that, taking into account the applicable liability insurance coverage and recorded reserves, the results of those lawsuits and potential lawsuits will not have a material adverse effect on the Company’s financial position or future results of operations and cash flows.

11. Reportable Segment Information

     The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Three Months ended December 31,
	2004	2003
Net revenue:
Hospital Division	$171,229	$139,930
Diagnostics Division	12,629	13,361
Corporate and other	902	1,832

Consolidated totals	$184,760	$155,123

Income (loss) from operations:
Hospital Division	$15,167	$6,694
Diagnostics Division	1,757	2,703
Corporate and other	(1,776)	(1,516)

Consolidated totals	$15,148	$7,881

Depreciation and amortization:
Hospital Division	$8,227	$8,110
Diagnostics Division	1,510	1,599
Corporate and other	289	304

Consolidated totals	$10,026	$10,013

Interest expense (income), net:
Hospital Division	$7,703	$7,109
Diagnostics Division	73	159
Corporate and other	(168)	(1,179)

Consolidated totals	$7,608	$6,089

Capital expenditures:
Hospital Division	$3,891	$15,973
Diagnostics Division	962	557
Corporate and other	398	2,914

Consolidated totals	$5,251	$19,444

	December 31,	September 30,
	2004	2004
Aggregate identifiable assets:
Hospital Division	$590,507	$623,527
Diagnostics Division	43,210	43,215
Corporate and other	129,331	91,693

Consolidated totals	$763,048	$758,435

     Substantially all of the Company’s net revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include general overhead and administrative expenses, cash and cash equivalents, other assets and operations of the Company not subject to separate segment reporting.

12. Guarantor/Non-Guarantor Financial Statements

     The following table presents the condensed consolidated financial information for each of the Parent, the Issuer, the Guarantors and the subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$98,204	$18,161	$—	$116,365
Accounts receivable, net	—	—	4,114	92,080	—	96,194
Medical supplies	—	—	116	23,603	—	23,719
Due from affiliates	—	—	39	170	—	209
Deferred income tax assets	—	—	12,212	—	—	12,212
Intercompany notes and other receivables	—	—	24,935	—	(24,935)	—
Prepaid expenses and other current assets	—	—	5,452	2,889	—	8,341
Current assets of discontinued operations	—	—	—	1,941	—	1,941

Total current assets	—	—	145,072	138,844	(24,935)	258,981
Property and equipment, net	—	—	22,802	383,107	—	405,909
Investments in and advances to affiliates, net	—	—	3,231	816	—	4,047
Investments in subsidiaries	269,499	269,499	(22,455)	(64)	(516,479)	—
Goodwill	—	—	70,100	—	—	70,100
Other intangible assets, net	—	—	9,471	985	—	10,456
Intercompany notes receivable	—	—	317,886	—	(317,886)	—
Other assets	—	—	9,528	3,625	—	13,153
Long-term assets of discontinued operations	—	—	—	402	—	402

Total assets	$269,499	$269,499	$555,635	$527,715	$(859,300)	$763,048

Current liabilities:
Accounts payable	$—	$—	$485	$47,980	$—	$48,465
Income tax payable	—	—	413	—		413
Accrued compensation and benefits	—	—	7,168	13,412	—	20,580
Accrued property taxes	—	—	76	5,450	—	5,526
Other accrued liabilities	—	—	12,130	8,131	—	20,261
Intercompany notes and other payables	—	—	—	24,935	(24,935)	—
Current portion of long- term debt and obligations under capital leases	—	—	1,981	8,446	—	10,427
Current liabilities of discontinued operations	—	—	1,562	1,067	—	2,629

Total current liabilities	—	—	23,815	109,421	(24,935)	108,301
Long- term debt	—	—	248,265	95,620	—	343,885
Obligations under capital leases	—	—	2,695	2,392	—	5,087
Intercompany notes payable	—	—	—	317,886	(317,886)	—
Deferred income tax liabilities	—	—	11,361	—	—	11,361
Other long- term obligations	—	—	—	7,344	—	7,344

Total liabilities	—	—	286,136	532,663	(342,821)	475,978
Minority interest in equity of consolidated subsidiaries			—	—	17,571	17,571
Total stockholders’ equity	269,499	269,499	269,499	(4,948)	(534,050)	269,499

Total liabilities and stockholders’ equity	$269,499	$269,499	$555,635	$527,715	$(859,300)	$763,048

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$56,122	$16,188	$—	$72,310
Accounts receivable, net	—	—	3,784	89,013	—	92,797
Medical supplies	—	—	106	22,099	—	22,205
Due from affiliates	—	—	109	27	—	136
Deferred income tax assets	—	—	11,972	—	—	11,972
Intercompany notes and other receivables	—	—	23,274	—	(23,274)	—
Prepaid expenses and other current assets	—	—	5,150	2,652	—	7,802
Current assets of discontinued operations	—	—	4,198	2,404	—	6,602

Total current assets	—	—	104,715	132,383	(23,274)	213,824
Property and equipment, net	—	—	23,297	387,611	—	410,908
Investments in and advances to affiliates, net	—	—	5,212	817	—	6,029
Investments in subsidiaries	263,648	263,648	(28,741)	(31)	(498,524)	—
Goodwill	—	—	70,100	—	—	70,100
Other intangible assets, net	—	—	9,753	993	—	10,746
Intercompany notes receivables	—	—	349,370	—	(349,370)	—
Other assets	—	—	9,898	3,575	—	13,473
Long-term assets of discontinued operations	—	—	4,900	28,455	—	33,355

Total assets	$263,648	$263,648	$548,504	$553,803	$(871,168)	$758,435

Current liabilities:
Accounts payable	$—	$—	$697	$45,675	$—	$46,372
Income tax payable	—	—	533	—	—	533
Accrued compensation and benefits	—	—	8,641	17,273	—	25,914
Accrued property taxes	—	—	53	6,512	—	6,565
Other accrued liabilities	—	—	7,519	8,449	—	15,968
Intercompany notes and other payables	—	—	—	20,955	(20,955)	—
Current portion of long- term debt and obligations under capital leases	—	—	2,010	7,862	—	9,872
Current liabilities of discontinued operations	—	—	—	4,039	(2,319)	1,720

Total current liabilities	—	—	19,453	110,765	(23,274)	106,944
Long- term debt	—	—	248,750	97,256	—	346,006
Obligations under capital leases	—	—	2,960	2,681	—	5,641
Intercompany notes payable	—	—	—	315,126	(315,126)	—
Deferred income tax liabilities	—	—	13,693	—	—	13,693
Other long- term obligations	—	—	—	7,330	—	7,330
Long-term liabilities of discontinued operations	—	—	—	34,244	(34,244)	—

Total liabilities	—	—	284,856	567,402	(372,644)	479,614
Minority interest in equity of consolidated subsidiaries	—	—	—	—	15,173	15,173
Total stockholders’ equity	263,648	263,648	263,648	(13,599)	(513,697)	263,648

Total liabilities and stockholders’ equity	$263,648	$263,648	$548,504	$553,803	$(871,168)	$758,435

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended December 31, 2004

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,014	$179,188	$(2,442)	$184,760
Total operating expenses			10,149	161,905	(2,442)	169,612

Income (loss) from operations	—	—	(2,135)	17,283	—	15,148
Interest expense	—	—	(5,533)	(2,465)	—	(7,998)
Interest income (expense)	—	—	5,636	(5,246)	—	390
Other income, net	—	—	—	5	—	5
Equity in net earnings of affiliates	4,540	4,540	14,758	—	(23,069)	769

Income before minority interest, income taxes and discontinued operations	4,540	4,540	12,726	9,577	(23,069)	8,314
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(3,999)	(3,999)

Income before income taxes and discontinued operations	4,540	4,540	12,726	9,577	(27,068)	4,315
Income tax expense	—	—	(1,724)	—	1	(1,723)

Income from continuing operations	4,540	4,540	11,002	9,577	(27,067)	2,592
Income (loss) from discontinued operations	—	—	(6,462)	8,410	—	1,948

Net income	$4,540	$4,540	$4,540	$17,987	$(27,067)	$4,540

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended December 31, 2003

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,066	$148,946	$(1,889)	$155,123
Total operating expenses			10,349	138,782	(1,889)	147,242

Income (loss) from operations	—	—	(2,283)	10,164	—	7,881
Interest expense	—	—	(402)	(5,918)	—	(6,320)
Interest income (expense)	—	—	1,421	(1,190)	—	231
Other income, net	—	—	—	4	—	4
Equity in net earnings of affiliates	(933)	(933)	(295)	—	2,738	577

Income before minority interest, income taxes and discontinued operations	(933)	(933)	(1,559)	3,060	2,738	2,373
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(1,091)	(1,091)

Income before income taxes and discontinued operations	(933)	(933)	(1,559)	3,060	1,647	1,282
Income tax expense	—	—	(517)	—	—	(517)

Income from continuing operations	(933)	(933)	(2,076)	3,060	1,647	765
Income (loss) from discontinued operations	—	—	1,143	(2,841)	—	(1,698)

Net income (loss)	$(933)	$(933)	$(933)	$219	$1,647	$(933)

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$(1,271)	$11,028	$—	$9,757
Net cash provided by (used in) investing activities	(1,270)	9,859	33,681	(4,820)	37,450
Net cash provided by (used in) financing activities	1,270	33,494	(42,736)	4,820	(3,152)

Increase in cash and cash equivalents	—	42,082	1,973	—	44,055
Cash and cash equivalents:
Beginning of period	—	56,122	16,188	—	72,310

End of period	$—	$98,204	$18,161	$—	$116,365

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended December 31, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$2,457	$3,829	$—	$6,286
Net cash provided by (used in) investing activities	(258)	725	(22,526)	(4,936)	(26,995)
Net cash provided by (used in) financing activities	258	(14,932)	15,600	4,936	5,862

Decrease in cash and cash equivalents	—	(11,750)	(3,097)	—	(14,847)
Cash and cash equivalents:
Beginning of period	—	77,911	15,320	—	93,231

End of period	$—	$66,161	$12,223	$—	$78,384

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report, as well as the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Overview

     General. We are a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence as well as with community hospital systems. We opened our first hospital in 1996 and currently have ownership interests in and operate 12 hospitals. We have majority ownership of 11 of these 12 hospitals and a minority interest in one. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties. Our hospitals have a total of 727 licensed beds and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.

     In addition to our hospitals, we own and/or manage cardiac diagnostic and therapeutic facilities. We began our cardiac diagnostic and therapeutic business in 1989. We currently own and/or manage 26 cardiac diagnostic and therapeutic facilities. Twelve of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and sometimes therapeutic procedures. The remaining 14 facilities are not located at hospitals and offer only diagnostic services. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.

     Basis of Consolidation. We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control and are not the primary beneficiary. Accordingly, the one hospital in which we hold a minority interest at December 31, 2004, Avera Heart Hospital of South Dakota, is excluded from the net revenue and operating expenses of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are not consolidated. Our minority interest in these entities’ results of operations for the periods discussed is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting.

     Upon applying the new accounting principles set forth by Interpretation No. 46, effective March 31, 2004, we began consolidating in our diagnostics division, a managed entity in which we do not hold any equity ownership interest and have not historically consolidated. The consolidation of this managed entity’s results of operations began April 1, 2004 and resulted in an increase in our net revenue of $3.9 million and an increase in our operating expenses of $3.9 million, for the three months ended December 31, 2004, but did not have any impact on our net income since the managed entity operates at breakeven as a result of our management fee structure.

     During the first quarter of 2004, we closed The Heart Hospital of Milwaukee and sold substantially all of the hospital’s assets. Accordingly, for the three months ended December 31, 2004 and 2003, the results of operations and the related gain on the sale of the assets, have been excluded from continuing operations and instead, are reported in income (loss) from discontinued operations.

     Same Facility Hospitals. We include in our same facility data only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division for the three months ended December 31, 2004, we exclude the results of operations of Texsan Heart Hospital, which opened in January 2004, and Heart Hospital of Lafayette, which opened in March 2004.

     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods presented.

	Three Months Ended December 31,
Division	2004	2003
Hospital	92.7%	90.2%
Diagnostics	6.8%	8.6%
Corporate and other	0.5%	1.2%

Net Revenue	100.0%	100.0%

     Revenue Sources by Payor. We receive payments for our services rendered to patients from the Medicare and Medicaid programs,

commercial insurers, health maintenance organizations and our patients directly. Generally, our net revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since cardiovascular disease disproportionately affects those age 55 and older, the proportion of net revenue we derive from the Medicare program is higher than that of most general acute care hospitals. The following table sets forth the percentage of consolidated net revenue we earned by category of payor in the periods indicated below.

	Three Months Ended December 31,
Payor	2004	2003
Medicare	49.1%	45.8%
Medicaid	4.3%	4.0%
Commercial and other, including self-pay	46.6%	50.2%

Total consolidated net revenue	100.0%	100.0%

     A significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid. We expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue will remain significant in future periods; however, our payor mix may fluctuate in future periods due to changes in reimbursement, market and industry trends with self-pay patients and other similar factors.

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

Results of Operations

      Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     Statement of Operations Data. The following table presents, for the periods indicated, our results of operations in dollars and as a percentage of net revenue:

	Three Months Ended December 31,
			Increase / (Decrease)		% of Net Revenue
	2004	2003	$	%	2004	2003
		(in thousands)
Net revenue	$184,760	$155,123	$29,637	19.1%	100.0%	100.0%
Operating expenses:
Personnel expense	57,213	47,012	10,201	21.7%	31.0%	30.3%
Medical supplies expense	52,486	41,977	10,509	25.0%	28.4%	27.1%
Bad debt expense	11,484	13,788	(2,304)	(16.7)%	6.2%	8.9%
Other operating expenses	38,400	31,520	6,880	21.8%	20.8%	20.3%
Pre-opening expenses	—	3,016	(3,016)	(100.0)%	—	1.9%
Depreciation	9,736	9,723	13	0.1%	5.3%	6.3%
Amortization	290	290	—	—	0.2%	0.2%
(Gain)/loss on disposal of property, equipment and other assets	3	(84)	87	(103.6)%	0.0%	(0.1)%

Total operating expenses	169,612	147,242	22,370	15.2%	91.8%	94.9%

Income from operations	15,148	7,881	7,267	92.2%	8.2%	5.1%
Other income (expenses):
Interest expense	(7,998)	(6,320)	(1,678)	26.6%	(4.3)%	(4.1)%
Interest income	390	231	159	68.8%	0.2%	0.1%
Other income, net	5	4	1	25.0%	0.0%	0.0%
Equity in net earnings of unconsolidated affiliates	769	577	192	33.3%	0.4%	0.4%

Total other expenses, net	(6,834)	(5,508)	(1,326)	24.1%	(3.7)%	(3.6)%

Income from continuing operations before minority interest, income taxes and discontinued operations	8,314	2,373	5,941	250.4%	4.5%	1.5%
Minority interest share of earnings of consolidated subsidiaries	(3,999)	(1,091)	(2,908)	266.5%	(2.2)%	(0.7)%

Income from continuing operations before income taxes and discontinued operations	4,315	1,282	3,033	236.6%	2.3%	0.8%
Income tax expense	1,723	517	1,206	233.3%	0.9%	0.3%

Income from continuing operations	2,592	765	1,827	238.8%	1.4%	0.5%
Income (loss) from discontinued operations, net of taxes	1,948	(1,698)	3,646	214.7%	1.1%	(1.1)%

Net income (loss)	$4,540	$(933)	$5,473	586.6%	2.5%	(0.6)%

     The following tables present, for the periods indicated, selected operating data on a consolidated basis and same facility basis:

	Three Months Ended December 31,
	2004	2003	% Change
Selected Operating Data (consolidated) (a):
Number of hospitals	11	9
Licensed beds (b)	672	580
Staffed and available beds (c)	631	524
Admissions (d)	10,891	9,588	13.6%
Adjusted admissions (e)	14,293	12,093	18.2%
Patient days (f)	37,158	34,088	9.0%
Adjusted patient days (g)	48,393	42,944	12.7%
Average length of stay (days) (h)	3.41	3.56	(4.2)%
Occupancy (i)	64.0%	70.7%
Inpatient catheterization procedures	5,808	4,654	24.8%
Inpatient surgical procedures	2,775	2,322	19.5%

	Three Months Ended December 31,
	2004	2003	% Change
Selected Operating Data (same facility):
Number of hospitals	9	9
Licensed beds (b)	580	580
Staffed and available beds (c)	547	524
Admissions (d)	9,874	9,588	3.0%
Adjusted admissions (e)	13,129	12,093	8.6%
Patient days (f)	33,344	34,088	(2.2)%
Adjusted patient days (g)	44,049	42,944	2.6%
Average length of stay (days) (h)	3.38	3.56	(5.1)%
Occupancy (i)	66.3%	70.7%
Inpatient catheterization procedures	5,100	4,654	9.6%
Inpatient surgical procedures	2,531	2,322	9.0%

(a)	Selected operating data includes consolidated hospitals reported in continuing operations as of the end of the period, but does not include the hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility, regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use as of the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospital.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

     Net Revenue. Net revenue increased 19.1% to $184.8 million for the three months ended December 31, 2004, the first quarter of our fiscal year 2005, from $155.1 million for the three months ended December 31, 2003, the first quarter of our fiscal year 2004. The growth was comprised of a $31.3 million increase in our hospital division, which was offset in part by a $0.7 million decrease in our diagnostics division and a $0.9 million decrease in our cardiology consulting and management operations.

     Of the $31.3 million increase in hospital division net revenue, $18.2 million was attributable to net revenue growth from our two new hospitals: Texsan Heart Hospital, which opened January 13, 2004, and Heart Hospital of Lafayette, which opened March 2, 2004. The remaining $13.1 million increase in hospital division net revenue was due to growth among our same facility hospitals. On a consolidated basis, hospital admissions increased 13.6% and adjusted admissions increased 18.2% for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Also on a consolidated basis, inpatient catheterization procedures increased 24.8% and inpatient surgical procedures increased 19.5% for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, while average length of stay decreased 4.2% to 3.41 days for the current fiscal quarter compared to 3.56 days for the same prior fiscal quarter.

     The net $13.1 million increase in net revenue contributed by our same facility hospitals, along with the overall increases in admissions of 3.0%, adjusted admissions of 8.6%, inpatient catheterization procedures of 9.6% and inpatient surgical procedures of 9.0% at these hospitals was largely due to the growth in volume at substantially all of our facilities period over period.

     The $0.7 million decrease in our diagnostics division net revenue was the net result of certain changes in this division. New diagnostic and therapeutic businesses developed and opened since the first quarter of fiscal 2004 contributed an increase of $0.8 million, which was offset by a $1.2 million decrease resulting from the dissolution of one of our hospital-based facilities, Gaston Cardiology Services, LLC, in November 2003 and a $0.3 million decrease in our same facility diagnostics division net revenue. The decrease in same facility revenue was primarily the net result of a decline in the number of procedures performed in our mobile cardiac catheterization laboratories, partially offset by growth in the number of procedures performed at our other facilities, including new services added, during the first three months of fiscal 2005 compared to the first three months of fiscal 2004.

     Personnel expense. Personnel expense increased 21.7% to $57.2 million for the first quarter of fiscal 2005 from $47.0 million for the first quarter of fiscal 2004. As a percentage of net revenue, personnel expense increased to 31.0% from 30.3% for the comparable periods. The $10.2 million increase in personnel expense was principally incurred in our hospital division, with our two new hospitals accounting for $7.4 million of the increase and our same facility hospitals accounting for an additional $3.5 million increase. The growth in our same facility hospitals’ personnel expense was primarily attributable to the additional staffing to support the increase in admissions, inpatient catheterization and surgical procedures in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, as well as cost of living adjustments given to employees during the first quarter of 2005. The increase in the hospital division personnel costs was offset in part due to a change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations.

     Medical supplies expense. Medical supplies expense increased 25.0% to $52.5 million for the first quarter of fiscal 2005 from $42.0 million for the first quarter of fiscal 2004. This $10.5 million increase in medical supplies expense was primarily incurred in our hospital division, with our two new hospitals and our same facility hospitals accounting for $4.8 million and $5.8 million of the increase, respectively. The increase in same facility hospitals’ medical supplies expense was largely attributable to the increases in catheterization and surgical procedures performed during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. In addition, the increase in surgical procedures during 2005 was disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies, such as automatic implantable cardioverter defibrillators (AICD) and drug-eluting stents. During the first quarter of fiscal 2005, we experienced a 25.1% increase in the number of AICD procedures compared to the first quarter of fiscal 2004. We have experienced a general trend over recent fiscal quarters in which the number of surgical procedures involving AICD and other higher cost medical devices and supplies has increased as a component of our mix of procedures. In addition, the increased usage of drug-eluting stents contributed to higher medical supplies expense during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. We estimate in our hospital division that during the first quarter of fiscal 2005, 81.6% of our cardiac procedures involving stents utilized drug-eluting stents compared to 44.8% in the first quarter of fiscal 2004. In addition, our average utilization rate for drug-eluting stents in this division was 1.4 stents per case during the first quarter of fiscal 2005. As a percentage of net revenue, medical supplies expense increased to 28.4% for the first quarter of fiscal 2005 from 27.1% for the first quarter of fiscal 2004. Similarly, hospital division medical supplies expense per adjusted patient day increased 13.7% for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, due to the increase in procedures that use high-cost devices and supplies.

     Our medical supplies expense may continue to increase in future periods as new technologies are introduced into the cardiovascular care market and as we continue to experience increased utilization of AICD and drug-eluting stents that use high-cost devices. The amount of increase in our medical supplies expense and the relationship to net revenue in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific new technology by physicians in providing patient care, as well as any changes in reimbursement amounts we may receive from Medicare and other payors. Our medical supplies expense in future periods will remain sensitive to changes in case mix of procedures at our hospitals as surgical procedures typically involve higher cost medical supplies than catheterization procedures.

     Bad debt expense. Bad debt expense decreased 16.7% to $11.5 million for the first quarter of fiscal 2005 from $13.8 million for the first quarter of fiscal 2004. This $2.3 million decrease in bad debt expense was driven by our same facilities hospitals, which had a net $3.5 million decrease, which was partially offset by our two new hospitals, as they incurred a $1.2 million increase for the comparable periods. The $3.5 million decrease in our same facility hospitals’ bad debt expense was partially driven by a significant increase of self-pay admissions and emergency room visits in one of our markets during the first quarter of 2004. We have since improved the Medicaid qualification process at this hospital. We have also seen a decrease in admissions from payors that typically result in difficult co-pay collections. In addition, our same facility hospitals’ days of net revenue in accounts receivable, based on first fiscal quarter net revenue, was 48 days as of December 31, 2004 compared to 53 days as of December 31, 2003. As a percentage of net revenue, bad debt expense was 6.2% for the first quarter of fiscal 2005 as compared to 8.9% for the first quarter of fiscal 2004. While payor mix has a significant impact on bad debt expense, we anticipate future bad debt expense as a percentage of revenue to approximate or be slightly higher than those recognized in the first quarter of 2005.

     Other operating expenses. Other operating expenses increased 21.8% to $38.4 million for the first quarter of fiscal 2005 from

$31.5 million for the first quarter of fiscal 2004. This $6.9 million increase in other operating expense was primarily due to a $6.3 million increase generated by our hospital division, with our diagnostics division and our corporate and other division each experiencing increases of $0.3 million as well. Of the $6.3 million increase in our hospital division’s other operating expense, our two new hospitals accounted for $4.0 million and our same facility hospitals for the remaining $2.3 million. This increase in our same facility hospitals’ other operating expense was primarily attributable to incremental maintenance costs due to the expiration of the warranty period at some of the newer same facilities as well as higher property taxes period-to-period. The $0.3 million increase in our diagnostics division was primarily due to the diagnostic and therapeutic businesses developed and opened since the first quarter of fiscal 2004. The $0.3 million increase in our corporate and other division’s other operating expense was driven by additional corporate activities to support the overall growth in operations.

     Pre-opening expenses. There were no pre-opening expenses incurred for the first quarter of fiscal 2005 versus $3.0 million was incurred for the first quarter of fiscal 2004. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. Upon opening Heart Hospital of Lafayette during the second quarter of fiscal 2004, we have completed our hospital expansion plans that commenced in 2001 following completion of our initial public offering, and we do not currently have any other hospitals under development. Accordingly, we are no longer incurring pre-opening expenses. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.

     Interest expense. Interest expense increased 26.6% to $8.0 million for the first quarter of fiscal 2005 compared to $6.3 million for the first quarter of fiscal 2004. This $1.7 million increase in interest expense was primarily attributable to the fact that as a result of the July 7, 2004 refinancing transaction, our overall cost of borrowings on debt increased compared to the debt that was repaid. In addition, we capitalized approximately $0.5 million of interest expense as part of the capitalized construction costs of our hospitals that were under development during the first quarter of fiscal 2004.

     Earnings allocated to minority interests. Earnings allocated to minority interests increased to $4.0 million for the first quarter of fiscal 2005 from $1.1 million for the first quarter of fiscal 2004. This $2.9 million increase was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocating such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during the first quarter of fiscal 2005 compared to the same period of fiscal 2004. Our earnings allocated to minority interests increased partially due to an increase in earnings of certain of our same facility hospitals which were allocated to our minority partners on a pro rata basis. In addition, during the first quarter of 2004, we shared losses at our two newest hospitals with our minority partners on a pro rata basis; however, during the first quarter of 2005, we were required to recognize a disproportionate 100% of the hospitals losses such that no amounts were allocated to our minority partners. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

     We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of December 31, 2004, we had remaining cumulative disproportionate loss allocations of approximately $27.7 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses, depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in disproportionate allocation depending on their results of operations in future periods.

     Income taxes. Income tax expense was $1.7 million for the first quarter of fiscal 2005 compared to $0.5 million for the first quarter of fiscal 2004, which represents an effective tax rate of approximately 40% for both periods. The increase in income tax expense in the comparable periods reflects the overall increase in taxable income for the first quarter of 2005 as compared to the first quarter of 2004. The Company continues to have federal and state net operating loss carry forwards available from prior periods to offset the majority of its current tax liabilities.

     Income (loss) from discontinued operations. During the first quarter of 2005, the Company closed and sold substantially all of the assets of The Heart Hospital of Milwaukee. Accordingly, The Heart Hospital of Milwaukee is accounted for as discontinued operations. Income from discontinued operations in the first quarter of 2005 reflects the gain on the sale of the assets of approximately $9.3 million, partially offset by operating losses, shut-down costs and the overall income tax expense associated with the facility. The loss from discontinued operations in the first quarter of 2004 represents the operating losses, net of the tax benefit of such losses, of the facility during the period.

Liquidity and Capital Resources

     Working Capital and Cash Flow Activities. Our consolidated working capital was $150.7 million at December 31, 2004 and $106.9 million at September 30, 2004. The increase of $43.8 million in working capital primarily resulted from increases in cash and cash equivalents and accounts receivable, combined with a decrease in accrued compensation and benefits, offset in part by an increase in accounts payable and other accrued liabilities.

     The increase in cash and cash equivalents was driven by the gross cash received of $42.5 million as a result of the sale of The Heart Hospital of Milwaukee during the first quarter of fiscal 2005. The increase in accounts receivable, net, was primarily attributable to the growth in our net revenue during the first quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004. The decrease in accrued compensation and benefits can be mainly attributed to the payment during the quarter of bonuses accrued as of September 30, 2004 and the increase in other accrued liabilities was due to higher accrued interest on debt as such interest is paid semi-annually, in arrears, on January 15 and July 15.

     Our operating activities provided net cash of $9.8 million for the first three months of fiscal 2005 compared to net cash provided of $6.3 million for the first three months of fiscal 2004. The improvement in operating cash flow is a direct result of the overall improvement in the net income period to period. This improvement was partially offset by various fluctuations in components of working capital in the periods.

     Our investing activities provided net cash of $37.5 million for the first three months of fiscal 2005 compared to net cash used of $27.0 million for the first three months of fiscal 2004. The $37.5 million of net cash provided by investing activities in the first three months of fiscal 2005 was primarily due to the proceeds from the sale of The Heart Hospital of Milwaukee, offset in part by capital expenditures for the period. The $27.0 million of net cash used by investing activities for the first three months of fiscal 2004 was primarily due to our capital expenditures, related mostly to our hospitals under development, including $8.8 million of cash used for The Heart Hospital of Milwaukee. This use of cash was partially offset by the proceeds from the sale of certain property and equipment. Even though we have completed our hospital expansion plans and we do not currently have any other hospitals under development, we expect to continue to use cash in investing activities in future periods. The amount will depend largely on the type and size of strategic investments we make in future periods.

     Our financing activities used net cash of $3.2 million for the first three months of fiscal 2005 compared to net cash provided of $5.9 million for the first three months of fiscal 2004. The $3.2 million of net cash used by financing activities for the first three months of fiscal 2005 was primarily the result of distributions to, net of investments by, minority partners and the repayment of long-term debt and obligations under capital leases. The $5.9 million of net cash provided by financing activities for the first three months of fiscal 2004 was the result of proceeds from the issuance of long-term debt, inclusive of debt transactions included as a part of discontinued operations, offset in part by repayments of long-term debt and obligations under capital leases obligations as well as distributions to minority partners.

     Capital Expenditures. Expenditures for property and equipment for the first three months of fiscal years 2005 and 2004 were $5.3 million and $19.4 million, respectively. For the first quarter of fiscal 2005, our capital expenditures principally were focused on improvements to and expansion of our same facilities, whereas approximately $12.4 million of expenditures where made in the first quarter of 2004 for our two newest facilities. We expect our capital expenditures will continue to decrease for the second and third quarters of fiscal 2005 as compared to the same periods in fiscal 2004, as we opened our last hospital under development in March 2004. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.

     Obligations and Availability of Financing. At December 31, 2004, we had $359.4 million of outstanding debt, $10.4 million of which was classified as current. Of the $359.4 million of outstanding debt, $150.0 million was outstanding under our 9 7/8% senior notes, $99.5 million was outstanding under our new credit facility and $105.2 million was outstanding to lenders to our hospitals. The $105.2 million outstanding to lenders to our hospitals included $9.5 million borrowed under a $12.0 million debt commitment to finance Heart Hospital of Lafayette’s equipment purchases and $4.0 million outstanding under capital leases obligations. The remaining $4.7 million of debt was outstanding to lenders to our diagnostic services and corporate and other divisions under capital leases and other miscellaneous indebtedness, primarily equipment notes payable.

     No amounts were outstanding under our $100.0 million revolving credit facility at December 31, 2004. At the same date, however, we had letters of credit outstanding of $1.5 million, which reduced our availability under this facility to $98.5 million, subject to limitations on our total indebtedness as stipulated under other debt agreements.

     In addition to the $359.4 million of outstanding debt at December 31, 2004, we had $6.1 million of a working capital note due to a community hospital investor partner at one of our hospitals that will be repaid as funds are available and is included in other long-term obligations.

     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At December 31, 2004, we were in compliance with all debt covenants in the instruments governing our outstanding debt.

     At December 31, 2004, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.

     We also guarantee approximately 50% of the real estate and 30% of the equipment debt of Avera Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at December 31, 2004, and therefore do not consolidate the hospital’s results of operation and financial position. We provide such guarantee in exchange for a fee from the hospital. At December 31, 2004,Avera Heart Hospital of South Dakota was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $26.4 million and $8.1 million, respectively, at December 31, 2004. Accordingly, the real estate debt and the equipment debt guaranteed by us was approximately $13.2 million and $2.4 million, respectively, at December 31, 2004.

     We believe that cash on hand, internally generated cash flows and available borrowings under our new credit facility will be sufficient to finance execution of our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.

     Intercompany Financing Arrangements. Concurrent with our new financing, we provided secured real estate and equipment financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital loans outstanding as of December 31, 2004 was $352.5 million.

     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan amortizes based on a 20-year term, matures on June 30, 2011 and accrues interest at variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany real estate loans at December 31, 2004 was 5.66%.

     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 1 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 5.75% to 7.50% or variable rates based on LIBOR plus and applicable margin. The weighted average interest rate for the intercompany equipment loans at December 31, 2004 was 6.60%.

     We receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans. We use intercompany financing arrangements to provide cash support to individual hospitals for their working capital needs, including the needs of our new hospitals during the ramp-up period and any periodic or on-going needs of our hospitals. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinated to each hospital’s third-party mortgage and equipment debt outstanding, but are senior to our equity interests and our partners equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of the borrowing hospital’s accounts receivable. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of December 31, 2004 and September 30, 2004, we held $92.8 million and $88.8 million, respectively, of intercompany notes and related accrued interest, net of advances from our hospitals. The increase of approximately $4.0 million was primarily attributable to the funding of working capital at our newest hospitals. The aggregate amount of these intercompany loans and cash advances outstanding fluctuates from time to time depending upon our hospitals’ needs for capital resources.

     On December 1, 2004, we completed the sale of certain assets of The Heart Hospital of Milwaukee for $42.5 million. Of the $42.5 million in proceeds received, approximately $37.0 million was used to repay The Heart Hospital of Milwaukee’s intercompany secured loans, thereby increasing our consolidated cash position on such date. As part of the terms of the sale, we were required to close the hospital. As such, we incurred costs associated with the closing of the hospital, in addition to costs associated with completing the sale and additional operating expenses. As stipulated by the covenants of our Senior Credit Facility, within 300 days after the receipt of the net proceeds, we may use the proceeds for capital expenditures or other permitted investments, or identify a similar usage of the proceeds, so long as such usage occurs within 300 days of the date identified. Any net proceeds not identified or invested within this time period will then be used to repay principal of senior secured indebtedness.

Forward-Looking Statements

     Some of the statements and matters discussed in our Annual Report on Form 10-K for the year ended September 30, 2004, in this report and in exhibits to these reports constitute forward-looking statements. Words such as expects, anticipates, approximates, believes, estimates, intends and hopes and variations of such words and similar expressions are intended to identify such forward-

looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report and its exhibits include, among others, statements about the following:

•	the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 and other healthcare reform initiatives,

•	changes in Medicare and Medicaid reimbursement levels,

•	Unanticipated delays in achieving expected operating results at our newest hospitals,

•	Difficulties in executing our strategies,

•	our relationships with physicians who use our hospitals,

•	competition from other hospitals,

•	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our hospitals,

•	our information systems,

•	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

•	liability and other claims asserted against us,

•	changes in medical or other technology, and

•	market specific or general economic downturns.

Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors filed as Exhibit 99.1 — Risk Factors to our Annual Report on Form 10-K for the year ended September 30, 2004, before making an investment decision with respect to our common stock. A copy of this annual report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices and other relevant market rates and prices, which includes considering entering into derivative instruments or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. To date, we have only entered into the fixed interest rate swaps as discussed below.

     As required by their mortgage loans, three of our consolidated hospitals entered into fixed interest rate swaps during the fourth quarter of fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.60% plus the applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the mortgage debt for these three hospitals as part of the July 7, 2004 financing transaction. We did not terminate the interest rate swaps as part of the financing transaction. Since July 7, 2004, the fixed interest rate swaps have not been utilized as a hedge of variable debt obligations, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as a component of interest expense. The fair value of the interest rate swaps at December 31, 2004 was an obligation of approximately $0.8 million. We recognized an unrealized gain of approximately $0.4 million for the three months ended December 31, 2004 due to changes in the fair value of these swaps.

     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at December 31, 2004 included approximately $121.4 million of variable rate debt at an approximate average interest rate of 4.79%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million for the three months ended December 31, 2004.

Item 4. Controls and Procedures

     The chief executive officer and the executive vice president and chief financial officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation, as of December 31, 2004, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the chief executive officer and executive vice president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     No change in the company’s internal control over financial reporting was made during the fiscal quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In November 2004, we filed a complaint in the North Carolina Superior Court, County of Mecklenburg, against Quadramed Corporation (Quadramed) alleging that the Quadramed had committed a material breach of the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath, and all other incorporated agreements (collectively, the Contract) in respect of uncured deficiencies in the products and performance obligations under the Contract and seeking at least $5.0 million in damages, plus litigation costs. On December 2004, Quadramed filed a motion to dismiss our complaint and also filed a counterclaim against us seeking no less than $1.14 million in damages for our alleged breach of the Contract by failing to pay licensing fees due Quadramed.

     We believe that, in accordance with the contract terms, Quadramed’s allegations are without merit. We will vigorously defend ourselves against this counterclaim and will seek redress through all applicable remedies for any injuries suffered by us in connection with this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On July 27, 2001, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. We expect to use the remaining approximate $11.0 million of proceeds from the offering to fund development activities, working capital requirements and other corporate purposes. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the allocation of the net proceeds from the offering. Pending this application, we will continue to invest the net proceeds of the offering in cash and cash-equivalents, such as money market funds or short-term interest bearing, investment-grade securities.

Item 6. Exhibits

Exhibit
No.	Description
10.1	Agreement for the Purchase and Sale between The Heart Hospital of Milwaukee, LLC, MedCath Corporation and Columbia St. Mary’s Inc., dated November 4, 2004

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION

Dated: February 8, 2005	By:	/s/ JOHN T. CASEY

John T. Casey
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ JAMES E. HARRIS

James E. Harris
Executive Vice President and Chief Financial
Officer
(principal financial officer)

	By:	/s/ GARY S. BRYANT

Gary S. Bryant
Vice President - Controller
(principal accounting officer)