Form 10-Q
period 2005-03-31
MEDCATH CORP
filed 2005-05-05
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Yes  ☑  No  ☐

As of April 29, 2005, there were 18,448,710 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	September 30,
	2005	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$129,466	$72,310
Accounts receivable, net	100,988	92,797
Medical supplies	22,266	22,205
Deferred income tax assets	9,759	11,972
Prepaid expenses and other current assets	7,071	7,938
Current assets of discontinued operations	1,776	2,403

Total current assets	271,326	209,625
Property and equipment, net	402,320	410,908
Investments in and advances to affiliates, net	4,990	6,029
Goodwill	70,100	70,100
Other intangible assets, net	10,166	10,746
Other assets	12,660	13,473
Long-term assets of discontinued operations	296	33,355

Total assets	$771,858	$754,236

Current liabilities:
Accounts payable	$48,749	$46,372
Income tax payable	1,697	533
Accrued compensation and benefits	24,772	25,914
Accrued property taxes	4,213	6,565
Other accrued liabilities	17,853	15,968
Current portion of long-term debt and obligations under capital leases	49,250	9,872
Current liabilities of discontinued operations	419	1,720

Total current liabilities	146,953	106,944
Long-term debt	308,957	346,006
Obligations under capital leases	4,725	5,641
Deferred income tax liabilities	11,665	9,494
Other long-term obligations	829	7,330

Total liabilities	473,129	475,415

Minority interest in equity of consolidated subsidiaries	20,635	15,173
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,437,610 issued and 18,368,710 outstanding at March 31, 2005; 18,090,186 issued and 18,021,286 outstanding at September 30, 2004	184	181
Paid-in capital	364,668	358,656
Accumulated deficit	(86,372)	(94,715)
Accumulated other comprehensive income (loss)	8	(80)
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	278,094	263,648

Total liabilities and stockholders’ equity	$771,858	$754,236

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenue	$192,014	$168,680	$376,774	$323,803
Operating expenses:
Personnel expense	59,402	52,415	116,615	99,427
Medical supplies expense	55,564	45,980	108,050	87,957
Bad debt expense	11,947	9,475	23,431	23,263
Other operating expenses	37,505	36,595	75,905	68,115
Pre-opening expenses	—	2,087	—	5,103
Depreciation	9,431	10,430	19,167	20,153
Amortization	290	290	580	580
Loss (gain) on disposal of property, equipment and	71	33	74	(51)
other assets

Total operating expenses	174,210	157,305	343,822	304,547

Income from operations	17,804	11,375	32,952	19,256
Other income (expenses):
Interest expense	(7,775)	(6,742)	(15,773)	(13,062)
Interest and other income, net	621	161	1,016	396
Equity in net earnings of unconsolidated affiliates	886	1,147	1,655	1,724

Total other expenses, net	(6,268)	(5,434)	(13,102)	(10,942)

Income from continuing operations before minority interest, income taxes and discontinued operations	11,536	5,941	19,850	8,314
Minority interest share of (earnings) losses of consolidated subsidiaries	(4,402)	65	(8,401)	(1,026)

Income from continuing operations before income taxes and discontinued operations	7,134	6,006	11,449	7,288
Income tax expense	2,856	2,292	4,579	2,809

Income from continuing operations	4,278	3,714	6,870	4,479
Income (loss) from discontinued operations, net of	(475)	(1,073)	1,473	(2,771)

taxes
Net income	$3,803	$2,641	$8,343	$1,708

Earnings (loss) per share, basic
Continuing operations	$0.24	$0.21	$0.38	$0.25
Discontinued operations	(0.03)	(0.06)	0.08	(0.15)

Earnings per share, basic	$0.21	$0.15	$0.46	$0.10

Earnings (loss) per share, diluted
Continuing operations	$0.22	$0.20	$0.36	$0.24
Discontinued operations	(0.02)	(0.06)	0.07	(0.15)

Earnings per share, diluted	$0.20	$0.14	$0.43	$0.09

Weighted average number of shares, basic	18,177	17,985	18,110	17,967
Dilutive effect of stock options	1,285	514	1,139	300

Weighted average number of shares, diluted	19,462	18,499	19,249	18,267

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance, September 30, 2004	18,022	$181	$358,656	$(94,715)	$(80)	69	$(394)	$263,648
Exercise of stock options	347	3	6,012	—	—	—	—	6,015
Comprehensive income:
Net income	—	—	—	8,343	—	—	—	8,343
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	88	—	—	88

Total comprehensive income								8,431

Balance, March 31, 2005	18,369	$184	$364,668	$(86,372)	$8	69	$(394)	$278,094

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2005	2004
Net income	$8,343	$1,708
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debt expense	23,431	23,263
Depreciation and amortization expense	19,747	20,733
Loss (gain) on disposal of property, equipment and other assets	74	(51)
Amortization of loan acquisition costs	801	845
Equity in earnings of unconsolidated affiliates, net of dividends received	1,033	1,636
Minority interest share of earnings of consolidated subsidiaries	8,401	1,026
Change in fair value of interest rate swaps	(770)	—
Deferred income taxes	5,098	503
Change in assets and liabilities that relate to operations:
Accounts receivable	(31,622)	(37,842)
Medical supplies	(61)	(3,506)
Prepaids and other assets	964	555
Accounts payable and accrued liabilities	1,092	9,186

Net cash provided by operating activities of continuing operations	36,531	18,056
Net cash used in operating activities of discontinued operations	(9,501)	(2,872)

Net cash provided by operating activities	27,030	15,184

Investing activities:
Purchases of property and equipment	(11,146)	(33,186)
Proceeds from sale of property and equipment	184	2,316
Proceeds from sale of discontinued components	42,500	—
Other investing activities	6	90

Net cash provided by (used in) investing activities of continuing operations	31,544	(30,780)
Net cash used in investing activities of discontinued operations	—	(12,115)

Net cash provided by (used in) investing activities	31,544	(42,895)

Financing activities:
Proceeds from issuance of long-term debt	2,150	47,699
Repayments of long-term debt	(4,045)	(37,624)
Repayments of obligations under capital leases	(1,355)	(2,005)
Payments of loan acquisition costs	—	(227)
Investments by minority partners	3,639	851
Distributions to minority partners	(7,140)	(7,052)
Repayments from minority partners	97	61
Proceeds from exercised stock options	5,236	237

Net cash (used in) provided by financing activities of continuing operations	(1,418)	1,940
Net cash provided by financing activities of discontinued operations	—	14,111

Net cash (used in) provided by financing activities	(1,418)	16,051

Net increase (decrease) in cash and cash equivalents	57,156	(11,660)
Cash and cash equivalents:
Beginning of period	72,310	93,231

End of period	$129,466	$81,571

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$505	$853
Deferred tax asset related to exercised stock options	776	79
Distributions to minority partners declared but not paid	—	359

See notes to consolidated financial statements.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share data)

1. Business and Organization

      MedCath Corporation (the Company) is a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians whom it believes have established reputations for clinical excellence as well as with community hospital systems. Each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is a freestanding licensed general acute care hospital, that provides a wide range of health services, and the medical staff at each hospital includes qualified physicians in various specialties. The Company opened its first hospital in 1996, and as of March 31, 2005 has ownership interests in and operates twelve hospitals. These hospitals include eleven majority-owned hospitals and one in which the Company owns a minority interest. The Company’s twelve hospitals have a total of 727 licensed beds, of which 686 were staffed and available at March 31, 2005, and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.

      In addition to its hospitals, the Company owns and/or manages cardiac diagnostic and therapeutic facilities (the Diagnostics Division). The Company began its cardiac diagnostic and therapeutic business in 1989, and as of March 31, 2005 owns and/or manages thirty cardiac diagnostic and therapeutic facilities. Thirteen of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and sometimes therapeutic procedures. The remaining facilities are not located at hospitals and offer only diagnostic services. The Company also provides consulting and management services tailored primarily to cardiologists and cardiovascular surgeons, which is included in the corporate and other division.

2. Summary of Significant Accounting Policies

      Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of March 31, 2005 and for the three and six months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2005 or future fiscal periods.

      Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. During the three months and six months ended March 31, 2005, the Company has not made any material changes in the selection or application of its critical accounting policies as set forth its Annual Report on Form 10-K for the year ended September 30, 2004.

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

      Stock-Based Compensation - As of March 31, 2005, the Company has two stock-based compensation plans: a stock option plan under which it may grant incentive stock options and nonqualified stock options to officers and other key employees and an outside director’s stock option plan under which it may grant nonqualified stock options to nonemployee directors. The Company accounts for stock options under both of these plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company also provides prominent disclosure of the information required by SFAS No. 148, Accounting for Stock-Based Compensation, in its annual and interim financial statements.

      Under APB Opinion No. 25, compensation cost is determined based on the intrinsic value of the equity instrument award. No stock-based employee compensation cost is reflected in net income for the three or six months ended March 31, 2005 and 2004, as all options granted during those periods under the Company’s stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Had compensation expense for the Company’s stock options been recognized based on the fair value of the option award at the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income would have been impacted as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$3,803	$2,641	$8,343	$1,708
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related income taxes	424	497	1,043	951

Proforma net income	$3,379	$2,144	$7,300	$757

Earnings per share, basic
As reported	$0.21	$0.15	$0.46	$0.10
Pro forma	$0.19	$0.12	$0.40	$0.04

Earnings per share, diluted
As reported	$0.20	$0.14	$0.43	$0.09
Pro forma	$0.17	$0.12	$0.38	$0.04

      New Accounting Pronouncement — In December 2004, the Financial Accounting Standard Board (the FASB) issued Statement 123R, Share-Based Payment, to be effective for interim or annual periods beginning after June 15, 2005. This Statement was further revised in April 2005 to be effective for annual periods beginning after June 15, 2005. Accordingly, Statement 123R will become effective during the first quarter of fiscal 2006 for the Company. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the statement of operations. The expense is recognized over the requisite service period based on fair values measured on grant dates and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating its share-based employee compensation programs, alternative adoption methods and the potential impact of Statement 123R on its consolidated financial position and results of operations.

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

      Transaction proceeds were used by HHM to pay intercompany secured debt, which totaled approximately $37.0 million on the date of the closing, as well as transaction costs and hospital operating expenses of approximately $2.0 million. The remaining proceeds from the divestiture, combined with proceeds from the liquidation of the assets not sold to Columbia St. Mary’s, will be used to satisfy certain liabilities of HHM and to return a portion of the original capital contribution to the investors.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The results of operations of HHM are as follows:

	Six Months Ended March 31,
	2005	2004
Net revenue	$2,003	$6,109
Restructuring and write-off charges	(3,635)	—
Operating expenses	(3,345)	(11,017)

Loss from operations	(4,977)	(4,908)
Other income (expense):
Gain/(loss) on sale of assets	9,301	(1)
Minority interest and other, net	(604)	335
Income tax (expense) benefit	(2,247)	1,803

Net income (loss)	$1,473	$(2,771)

      The principal balance sheet items of HHM, including allocated goodwill and excluding intercompany debt, is as follows:

	March 31,	September 30,
	2005	2004
Cash and cash equivalents	$1,582	$462
Accounts receivable, net	194	851
Other current assets	—	1,090

Current assets	$1,776	$2,403

Property and equipment, net	$296	$28,455
Goodwill	—	4,900

Noncurrent assets	$296	$33,355

Accounts payable	$310	$605
Accrued liabilities	109	1,115

Total current liabilities	$419	$1,720

4. Accounts Receivable

      Accounts receivable, net, consists of the following:

	March 31,	September 30,
	2005	2004
Receivables, principally from patients and third-party payors	$113,149	$102,485
Receivables, principally from billings to hospitals for various cardiovascular procedures	4,368	3,990
Amounts due under management contracts	3,621	2,698
Other	2,199	2,095

	123,337	111,268
Less allowance for doubtful accounts	(22,349)	(18,471)

Accounts receivable, net	$100,988	$92,797

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

5. Equity Investments

      The Company owns minority interests in Avera Heart Hospital of South Dakota and certain diagnostic ventures and neither has substantive control over the businesses nor is the primary beneficiary under the revised version of FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its minority ownership interest in the hospital and other ventures as equity investments.

      The following represents summarized financial information of Avera Heart Hospital of South Dakota:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenue	$14,861	$14,352	$30,058	$27,717
Operating income	$3,053	$2,574	$5,856	$4,859
Net income	$2,475	$1,915	$4,697	$3,526

	March 31,	September 30,
	2005	2004
Current assets	$14,598	$19,592
Non-current assets	$36,476	$36,620
Current liabilities	$10,651	$10,085
Non-current liabilities	$28,136	$30,984

6. Goodwill and Other Intangible Assets

      As required by SFAS No. 142, Goodwill and Other Intangibles, the Company has designated September 30, its fiscal year end, as the date on which it will perform the annual goodwill impairment test for all of its reporting units. Goodwill of a reporting unit will also be tested between annual tests if an event occurs or circumstances change that indicate that impairment may exist. During the three and six months ended March 31, 2005 and 2004, no events or circumstances changed that indicated interim impairment testing was necessary and as such, no impairment was recognized during the respective periods.

      The Company’s other intangible assets, net, included the following:

	March 31, 2005		September 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Management contracts	$20,598	$(11,409)	$20,598	$(10,844)
Other	1,446	(469)	1,446	(454)

Total	$22,044	$(11,878)	$22,044	$(11,298)

      Amortization expense recognized for the management contracts and other intangible assets totaled $0.3 million and $0.6 million for the three and six months ended March 31, 2005 and 2004, respectively.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7. Long-Term Debt

      Long-term debt consists of the following:

	March 31,	September 30,
	2005	2004

Senior notes	$150,000	$150,000
Senior secured credit facility	99,250	99,750
Real estate investment trust loans	57,434	57,899
Notes payable to various lenders	48,857	45,628

	355,541	353,277
Less current portion	(46,584)	(7,271)

Long-term debt	$308,957	$346,006

      Senior Notes — On July 7, 2004, the Company’s wholly-owned subsidiary, MedCath Holdings Corp. (the Issuer), completed an offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes (the Senior Notes) in a private placement to qualified institutional buyers. In November 2004, the unregistered Senior Notes were exchanged for registered Senior Notes. The Senior Notes, which mature on July 15, 2012, pay interest semi-annually, in arrears, on January 15 and July 15 of each year. The Senior Notes are redeemable, in whole or in part, at any time on or after July 15, 2008 at a designated redemption amount, plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date. The Company may redeem up to 35% of the aggregate principal amount of the Senior Notes on or before July 15, 2007 with the net cash proceeds from certain equity offerings. In event of a change in control in the Company or the Issuer, the Company must offer to purchase the Senior Notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.

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

      Senior Secured Credit Facility — Concurrent with the offering of the Senior Notes, on July 7, 2004, the Issuer entered into a $200.0 million senior secured credit facility (the Senior Secured Credit Facility) with a syndicate of banks and other institutional lenders. The Senior Secured Credit Facility provides for a seven-year term loan facility (the Term Loan) in the amount of $100.0 million and a five-year senior secured revolving credit facility (Revolving Facility) in the amount of $100.0 million, which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. There were no borrowings under the Revolving Facility at March 31, 2005; however, the Company has letters of credit outstanding of $1.5 million, which reduces availability under the Revolving Facility to $98.5 million.

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

      Real Estate Investment Trust (REIT) Loans — From 1994 to 1997, the Company entered into mortgage loans with real estate investment trusts for the purpose of financing the land acquisition and construction costs for several of its hospitals. As of March 31, 2005, the Company’s REIT loan balance includes the outstanding indebtedness of two hospitals. The interest rates on the outstanding REIT loans are based on a rate index tied to U.S. Treasury Notes plus a margin that is determined on the completion date of the hospital, and subsequently increases per year by 20 basis points. The principal and interest on the REIT loans are payable monthly over seven-year terms from the completion date of each hospital using extended period amortization schedules and include balloon payments at the end of each respective term. One loan is subject to extension for an additional seven years at the option of the Company. Borrowings under the REIT loans are collateralized by a pledge of the Company’s interest in the related hospitals’ property, equipment and certain other assets. One of the REIT loans is due in full in January 2006 and therefore, the outstanding balance is included in current portion of long-term debt and obligations under capital leases as of March 31, 2005.

      As of March 31, 2005, in accordance with the related hospital operating agreements and as required by the lenders, the Company guaranteed 100% of the obligations of its subsidiary hospitals for the bank mortgage loans made under the REIT loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. The guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals failing to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. The average interest rate as of March 31, 2005 and September 30, 2004 on the REIT loans were 10.41% and 10.29%, respectively. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

      Notes Payable to Various Lenders — The Company acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. In addition, two facilities in the Diagnostics Division financed leasehold improvements through notes payable collateralized by the improvements. Amounts borrowed under these notes are payable in monthly installments of principal and interest over four to seven year terms. Interest is at fixed and variable rates ranging from 5.47% to 9.57%. The Company has guaranteed certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan. At March 31, 2005, $40.9 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets. These notes payable contain various covenants and restrictions including the maintenance of specific financial ratios and amounts and payment of dividends.

      Debt Covenants — At March 31, 2005, the Company was in violation of a certain financial ratio related to an equipment loan at Louisiana Heart Hospital. The equipment lender has granted a waiver for the breach at March 31, 2005. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at March 31, 2005.

      Guarantees of Unconsolidated Affiliate’s Debt — The Company has guaranteed approximately 50% of the real estate and 30% of the equipment debt of its unconsolidated affiliate hospital. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At March 31, 2005, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $26.0 million and $7.3 million at March 31, 2005. Accordingly, the real estate debt and the equipment debt guaranteed by the Company was approximately $13.0 million and $2.2 million, respectively, at March 31, 2005. These guarantees expire concurrent with the terms of the related real estate and equipment loans and would require the Company to perform under the guarantee in the event of the affiliate hospital’s failure to perform under the related loan. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the value of the assets and liabilities on the Company’s balance sheets.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Interest Rate Swaps — Three of the Company’s consolidated hospitals entered into fixed interest rate swaps during fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedge portion of the related debt at 4.92% plus an applicable margin for two of the hospitals and at 4.60% plus an applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the bank mortgage debt for these three hospitals as part of the July 7, 2004 financing transaction. The Company did not terminate the interest rate swaps as part of the financing transaction. Since July 7, 2004, the fixed interest rate swaps have not been utilized as a hedge of variable rate debt obligations, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as a component of interest expense. The fair value of the interest rate swaps at March 31, 2005 was an obligation of $0.4 million resulting in an unrealized gain of approximately $0.4 million and $0.8 million during the three and six months ended March 31, 2005, respectively.

8. Liability Insurance Coverage

      On June 30, 2004, the Company entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to an additional amount of retained liability of $2.0 million per claim and $4.0 million in the aggregate for claims reported during the policy year at one of its hospitals. Because of the Company’s self-insured retention levels, the Company recognizes a liability for its estimate of amounts, up to the amount of the Company’s retained liability it believes may be paid to resolve each malpractice claim. As of March 31, 2005 and September 30, 2004, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.9 million and $5.4 million, respectively, which is included in current liabilities in the Company’s consolidated balance sheets.

9. Per Share Data

      The calculation of diluted earnings per share considers the potentially dilutive effect of options to purchase 2,492,543 and 3,149,550 shares of common stock outstanding at March 31, 2005 and 2004, respectively, at prices ranging from $4.75 to $26.46. Of these options, 120,000 and 1,374,300 were not included in the calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively, and 120,000 and 1,390,300 were not included for the six months ended March 31, 2005 and 2004, respectively, as such shares were anti-dilutive for the periods.

10. Commitments and Contingencies

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

      Contingencies — The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted against the Company by various claimants, and additional claims that may be asserted for known incidents through March 31, 2005. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is attempting to protect its interests in all such claims and actions.

      Management believes, based on advice of counsel and the Company’s experience with past lawsuits and claims, that, taking into account the applicable liability insurance coverage and recorded reserves, the results of those lawsuits and potential lawsuits will not have a material adverse effect on the Company’s financial position or future results of operations and cash flows.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

11. Reportable Segment Information

      The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net revenue:
Hospital Division	$178,244	$155,019	$349,473	$294,949
Diagnostics Division	12,827	11,754	25,456	25,115
Corporate and other	943	1,907	1,845	3,739

Consolidated totals	$192,014	$168,680	$376,774	$323,803

Income (loss) from operations:
Hospital Division	$18,064	$11,445	$33,231	$18,138
Diagnostics Division	2,548	1,924	4,305	4,627
Corporate and other	(2,808)	(1,994)	(4,584)	(3,509)

Consolidated totals	$17,804	$11,375	$32,952	$19,256

Depreciation and amortization:
Hospital Division	$7,897	$8,909	$16,124	17,020
Diagnostics Division	1,541	1,533	3,051	3,133
Corporate and other	283	278	572	580

Consolidated totals	$9,721	$10,720	$19,747	$20,733

Interest expense (income), net:
Hospital Division	$7,477	$7,745	$15,180	$14,855
Diagnostics Division	59	156	132	315
Corporate and other	(374)	(1,318)	(542)	(2,498)

Consolidated totals	$7,162	$6,583	$14,770	$12,672

Capital expenditures:
Hospital Division	$4,938	$12,662	$8,829	$28,635
Diagnostics Division	438	736	1,400	1,293
Corporate and other	519	344	917	3,258

Consolidated totals	$5,895	$13,742	$11,146	$33,186

	March 31,	September 30,
	2005	2004

Aggregate identifiable assets:
Hospital Division	$595,211	$623,527
Diagnostics Division	42,798	43,215
Corporate and other	133,849	87,494

Consolidated totals	$771,858	$754,236

      Substantially all of the Company’s net revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include general overhead and administrative expenses, cash and cash equivalents, other assets and operations of the Company not subject to separate segment reporting.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

12. Guarantor/Non-Guarantor Financial Statements

      The following table presents the condensed consolidated financial information for each of the Parent, the Issuer, the Guarantors and the subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2005

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$106,876	$22,590	$—	$129,466
Accounts receivable, net	—	—	3,838	97,150	—	100,988
Medical supplies	—	—	107	22,159	—	22,266
Deferred income tax assets	—	—	9,759	—	—	9,759
Intercompany notes and other receivables	—	—	17,578	—	(17,578)	—
Prepaid expenses and other current assets	—	—	3,790	3,281	—	7,071
Current assets of discontinued operations	—	—	—	1,776	—	1,776

Total current assets	—	—	141,948	146,956	(17,578)	271,326
Property and equipment, net	—	—	22,059	380,261	—	402,320
Investments in and advances to affiliates, net	—	—	4,173	817	—	4,990
Investments in subsidiaries	278,094	278,094	(16,174)	(62)	(539,952)	—
Goodwill	—	—	70,100	—	—	70,100
Other intangible assets, net	—	—	9,189	977	—	10,166
Intercompany notes receivable	—	—	321,108	—	(321,108)	—
Other assets	—	—	9,153	3,507	—	12,660
Long-term assets of discontinued operations	—	—	—	296	—	296

Total assets	$278,094	$278,094	$561,556	$532,752	$(878,638)	$771,858

Current liabilities:
Accounts payable	$—	$—	$1,290	$47,459	$—	$48,749
Income tax payable		—	1,697	—		1,697
Accrued compensation and benefits	—	—	7,309	17,463	—	24,772
Accrued property taxes	—	—	100	4,113	—	4,213
Other accrued liabilities	—	—	8,880	8,973	—	17,853
Intercompany notes and other payables	—	—	—	17,578	(17,578)	—
Current portion of long- term debt and obligations under capital leases	—	—	2,012	47,238	—	49,250
Current liabilities of discontinued operations	—	—	—	419	—	419

Total current liabilities	—	—	21,288	143,243	(17,578)	146,953
Long- term debt	—	—	248,085	60,872	—	308,957
Obligations under capital leases	—	—	2,424	2,301	—	4,725
Intercompany notes payable	—	—	—	321,108	(321,108)	—
Deferred income tax liabilities	—	—	11,665	—	—	11,665
Other long- term obligations	—	—	—	829	—	829
Long term liabilities of discontinued operations	—	—	—	—	—	—

Total liabilities	—	—	283,462	528,353	(338,686)	473,129
Minority interest in equity of consolidated subsidiaries	—	—	—	—	20,635	20,635
Total stockholders’ equity	278,094	278,094	278,094	4,399	(560,587)	278,094

Total liabilities and stockholders’ equity	$278,094	$278,094	$561,556	$532,752	$(878,638)	$771,858

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$56,122	$16,188	$—	$72,310
Accounts receivable, net	—	—	3,784	89,013	—	92,797
Medical supplies	—	—	106	22,099	—	22,205
Deferred income tax assets	—	—	11,972	—	—	11,972
Intercompany notes and other receivables	—	—	23,274	—	(23,274)	—
Prepaid expenses and other current assets	—	—	5,259	2,679	—	7,938
Current assets of discontinued operations	—	—	—	2,403	—	2,403

Total current assets	—	—	100,517	132,382	(23,274)	209,625
Property and equipment, net	—	—	23,297	387,611	—	410,908
Investments in and advances to affiliates, net	—	—	5,212	817	—	6,029
Investments in subsidiaries	263,648	263,648	(28,741)	(31)	(498,524)	—
Goodwill	—	—	70,100	—	—	70,100
Other intangible assets, net	—	—	9,753	993	—	10,746
Intercompany notes receivables	—	—	349,370	—	(349,370)	—
Other assets	—	—	9,898	3,575	—	13,473
Long-term assets of discontinued operations	—	—	4,900	28,455	—	33,355

Total assets	$263,648	$263,648	$544,306	$553,802	$(871,168)	$754,236

Current liabilities:
Accounts payable	$—	$—	$697	$45,675	$—	$46,372
Income tax payable	—	—	533	—	—	533
Accrued compensation and benefits	—	—	8,641	17,273	—	25,914
Accrued property taxes	—	—	53	6,512	—	6,565
Other accrued liabilities	—	—	7,519	8,449	—	15,968
Intercompany notes and other payables	—	—	—	20,955	(20,955)	—
Current portion of long- term debt and obligations under capital leases	—	—	2,010	7,862	—	9,872
Current liabilities of discontinued operations	—	—	—	4,039	(2,319)	1,720

Total current liabilities	—	—	19,453	110,765	(23,274)	106,944
Long- term debt	—	—	248,750	97,256	—	346,006
Obligations under capital leases	—	—	2,961	2,680	—	5,641
Intercompany notes payable	—	—	—	315,126	(315,126)	—
Deferred income tax liabilities	—	—	9,494	—	—	9,494
Other long- term obligations	—	—	—	7,330	—	7,330
Long-term liabilities of discontinued operations	—	—	—	34,244	(34,244)	—

Total liabilities	—	—	280,658	567,401	(372,644)	475,415

Minority interest in equity of consolidated subsidiaries	—	—	—	—	15,173	15,173
Total stockholders’ equity	263,648	263,648	263,648	(13,599)	(513,697)	263,648

Total liabilities and stockholders’ equity	$263,648	$263,648	$544,306	$553,802	$(871,168)	$754,236

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2005

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,383	$186,167	$(2,536)	$192,014
Total operating expenses			11,228	165,518	(2,536)	174,210

Income (loss) from operations	—	—	(2,845)	20,649	—	17,804
Interest expense	—	—	(5,503)	(2,272)	—	(7,775)
Interest and other income (expense), net	—	—	5,820	(5,199)	—	621
Equity in net earnings of unconsolidated affiliates	3,803	3,803	9,872	—	(16,592)	886

Income before minority interest, income taxes and discontinued operations	3,803	3,803	7,344	13,178	(16,592)	11,536
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(4,402)	(4,402)

Income before income taxes and discontinued operations	3,803	3,803	7,344	13,178	(20,994)	7,134
Income tax expense	—	—	(2,856)	—	—	(2,856)

Income from continuing operations	3,803	3,803	4,488	13,178	(20,994)	4,278
Income (loss) from discontinued operations	—	—	(685)	210	—	(475)

Net income	$3,803	$3,803	$3,803	$13,388	$(20,994)	$3,803

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2004

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,312	$162,527	$(2,159)	$168,680
Total operating expenses			10,871	148,593	(2,159)	157,305

Income (loss) from operations	—	—	(2,559)	13,934	—	11,375
Interest expense	—	—	(382)	(6,360)	—	(6,742)
Interest and other income (expense), net	—	—	1,544	(1,383)	—	161
Equity in net earnings of unconsolidated affiliates	2,641	2,641	5,668	442	(10,245)	1,147

Income before minority interest, income taxes and discontinued operations	2,641	2,641	4,271	6,633	(10,245)	5,941
Minority interest share of losses of consolidated subsidiaries	—	—	—	—	65	65

Income before income taxes and discontinued operations	2,641	2,641	4,271	6,633	(10,180)	6,006
Income tax expense	—	—	(2,292)	—	—	(2,292)

Income from continuing operations	2,641	2,641	1,979	6,633	(10,180)	3,714
Income (loss) from discontinued operations	—	—	662	(1,735)	—	(1,073)

Net income	$2,641	$2,641	$2,641	$4,898	$(10,180)	$2,641

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended March 31, 2005

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$16,398	$365,354	$(4,978)	$376,774
Total operating expenses			21,379	327,421	(4,978)	343,822

Income (loss) from operations	—	—	(4,981)	37,933	—	32,952
Interest expense	—	—	(11,036)	(4,737)	—	(15,773)
Interest and other income (expense), net	—	—	11,456	(10,440)	—	1,016
Equity in net earnings of unconsolidated affiliates	8,343	8,343	24,630	—	(39,661)	1,655

Income before minority interest, income taxes and discontinued operations	8,343	8,343	20,069	22,756	(39,661)	19,850
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(8,401)	(8,401)

Income before income taxes and discontinued operations	8,343	8,343	20,069	22,756	(48,062)	11,449
Income tax expense	—	—	(4,579)	—	—	(4,579)

Income from continuing operations	8,343	8,343	15,490	22,756	(48,062)	6,870
Income (loss) from discontinued operations	—	—	(7,147)	8,620	—	1,473

Net income	$8,343	$8,343	$8,343	$31,376	$(48,062)	$8,343

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended March 31, 2004

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$16,377	$311,474	$(4,048)	$323,803
Total operating expenses			21,220	287,375	(4,048)	304,547

Income (loss) from operations	—	—	(4,843)	24,099	—	19,256
Interest expense	—	—	(784)	(12,278)	—	(13,062)
Interest and other income (expense), net	—	—	2,966	(2,570)	—	396
Equity in net earnings of unconsolidated affiliates	1,708	1,708	5,375	442	(7,509)	1,724

Income before minority interest, income taxes and discontinued operations	1,708	1,708	2,714	9,693	(7,509)	8,314
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(1,026)	(1,026)

Income before income taxes and discontinued operations	1,708	1,708	2,714	9,693	(8,535)	7,288
Income tax expense	—	—	(2,809)	—	—	(2,809)

Income (loss) from continuing operations	1,708	1,708	(95)	9,693	(8,535)	4,479
Income (loss) from discontinued operations	—	—	1,803	(4,574)	—	(2,771)

Net income	$1,708	$1,708	$1,708	$5,119	$(8,535)	$1,708

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$4,686	$22,344	$—	$27,030
Net cash provided by (used in) investing activities	(6,012)	14,468	28,656	(5,568)	31,544
Net cash provided by (used in) financing activities	6,012	31,600	(44,598)	5,568	(1,418)

Increase in cash and cash equivalents	—	50,754	6,402	—	57,156
Cash and cash equivalents:
Beginning of period	—	56,122	16,188	—	72,310

End of period	$—	$106,876	$22,590	$—	$129,466

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$(82)	$16,862	$(1,596)	$15,184
Net cash provided by (used in) investing activities	(316)	7,713	(41,287)	(9,005)	(42,895)
Net cash provided by (used in) financing activities	316	(19,044)	24,178	10,601	16,051

Decrease in cash and cash equivalents	—	(11,413)	(247)	—	(11,660)
Cash and cash equivalents:
Beginning of period	—	77,911	15,320	—	93,231

End of period	$—	$66,498	$15,073	$—	$81,571

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

Overview

      General. We are a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence as well as with community hospital systems. We opened our first hospital in 1996 and currently have ownership interests in and operate twelve hospitals. We have majority ownership of eleven of these hospitals and a minority interest in one. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties. Our hospitals have a total of 727 licensed beds and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.

      In addition to our hospitals, we own and/or manage cardiac diagnostic and therapeutic facilities. We began our cardiac diagnostic and therapeutic business in 1989. We currently own and/or manage thirty cardiac diagnostic and therapeutic facilities. Thirteen of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and sometimes therapeutic procedures. The remaining facilities are not located at hospitals and offer only diagnostic services. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.

      Basis of Consolidation. We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control and are not the primary beneficiary. Accordingly, the one hospital in which we hold a minority interest at March 31, 2005, Avera Heart Hospital of South Dakota, is excluded from the net revenue and operating expenses of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are not consolidated. Our minority interest in these entities’ results of operations for the periods discussed is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting.

      During the first quarter of fiscal 2005, we closed The Heart Hospital of Milwaukee and sold substantially all of the hospital’s assets. Accordingly, for the three and six months ended March 31, 2005 and 2004, the results of operations and the related gain on the sale of the assets, have been excluded from continuing operations and instead, are reported in income (loss) from discontinued operations.

      Same Facility Hospitals. We include in our same facility data only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division for the three and six months ended March 31, 2005, we exclude the results of operations of Texsan Heart Hospital, which opened in January 2004, and Heart Hospital of Lafayette, which opened in March 2004.

      Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
Division	2005	2004	2004	2003
Hospital	92.8%	91.9%	92.8%	91.1%
Diagnostics	6.7	7.0	6.8	7.8
Corporate and other	0.5	1.1	0.4	1.1

Net Revenue	100.0%	100.0%	100.0%	100.0%

      Revenue Sources by Payor. We receive payments for our services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations and our patients directly. Generally, our net revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since cardiovascular disease disproportionately affects those age 55 and older, the proportion of net revenue we derive from the Medicare program is higher than that of most general acute care hospitals. The following table sets forth the percentage of consolidated net revenue we earned by category of payor in the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
Payor	2005	2004	2005	2004
Medicare	49.1%	49.1%	49.1%	47.4%
Medicaid	4.0	4.5	4.2	4.3
Commercial and other, including self-pay	46.9	46.4	46.7	48.3

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      Statement of Operations Data. The following table presents, for the periods indicated, our results of operations in dollars and as a percentage of net revenue:

	Three Months Ended March 31,
			Increase / Decrease		% of Net Revenue
	2005	2004	$	%	2005	2004
		(in thousands)
Net revenue	$192,014	$168,680	$23,334	13.8%	100.0%	100.0%
Operating expenses:
Personnel expense	59,402	52,415	6,987	13.3	30.9	31.1
Medical supplies expense	55,564	45,980	9,584	20.8	28.9	27.3
Bad debt expense	11,947	9,475	2,472	26.1	6.2	5.6
Other operating expenses	37,505	36,595	910	2.5	19.6	21.7
Pre-opening expenses	—	2,087	(2,087)	(100.0)	—	1.2
Depreciation	9,431	10,430	(999)	(9.6)	4.9	6.2
Amortization	290	290	—	—	0.2	0.2
Loss on disposal of property, equipment and other assets	71	33	38	115.2	—	—

Total operating expenses	174,210	157,305	16,905	10.7	90.7	93.3

Income from operations	17,804	11,375	6,429	56.5	9.3	6.7
Other income (expenses):
Interest expense	(7,775)	(6,742)	(1,033)	(15.3)	(4.0)	(4.0)
Interest and other income, net	621	161	460	285.7	0.3	0.1
Equity in net earnings of unconsolidated affiliates	886	1,147	(261)	(22.8)	0.4	0.7

Total other expenses, net	(6,268)	(5,434)	(834)	(15.3)	(3.3)	(3.2)

Income from continuing operations before minority interest, income taxes and discontinued operations	11,536	5,941	5,595	94.2	6.0	3.5
Minority interest share of (earnings) losses of consolidated subsidiaries	(4,402)	65	(4,467)	(6872.3)	(2.3)	—

Income from continuing operations before income taxes and discontinued operations	7,134	6,006	1,128	18.8	3.7	3.5
Income tax expense	2,856	2,292	564	24.6	1.5	1.3

Income from continuing operations	4,278	3,714	564	15.2	2.2	2.2
Loss from discontinued operations, net of taxes	(475)	(1,073)	598	55.7	(0.2)	(0.6)

Net income	$3,803	$2,641	$1,162	44.0%	2.0%	1.6%

The following tables present, for the periods indicated, selected operating data on a consolidated basis and same facility basis:

	Three Months Ended March 31,
	2005	2004	% Change
Selected Operating Data (consolidated) ( a ):
Number of hospitals	11	11
Licensed beds ( b )	672	672
Staffed and available beds ( c )	631	585
Admissions ( d )	11,719	10,627	10.3%
Adjusted admissions ( e )	15,617	13,386	16.7%
Patient days ( f )	42,503	37,571	13.1%
Adjusted patient days ( g )	56,521	47,252	19.6%
Average length of stay (days) ( h )	3.63	3.54	2.5%
Occupancy ( i )	74.8%	70.6%
Inpatient catheterization procedures	5,891	5,453	8.0%
Inpatient surgical procedures	3,151	2,688	17.2%
Hospital division revenue	$178,244	$155,019	15.0%

	Three Months Ended March 31,
	2005	2004	% Change
Selected Operating Data (same facility):
Number of hospitals	9	9
Licensed beds ( b )	580	580
Staffed and available beds ( c )	547	531
Admissions ( d )	10,499	10,338	1.6%
Adjusted admissions ( e )	14,206	13,037	9.0%
Patient days ( f )	38,076	36,621	4.0%
Adjusted patient days ( g )	51,401	46,110	11.5%
Average length of stay (days) ( h )	3.63	3.54	2.5%
Occupancy ( i )	77.3%	75.8%
Inpatient catheterization procedures	5,041	5,248	(3.9)%
Inpatient surgical procedures	2,870	2,603	10.3%
Hospital division revenue	$157,803	$149,927	5.3%

(a)	Selected operating data includes consolidated hospitals as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient days. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

      Net Revenue. Net revenue increased 13.8% or $23.3 million for the three months ended March 31, 2005, the second quarter of our fiscal year 2005, from $168.7 million for the three months ended March 31, 2004, the second quarter of our fiscal year 2004. The growth was comprised of a $23.2 million increase in our hospital division and a $1.1 million increase in our diagnostics division, both of which were partially offset by a $1.0 million decrease in our cardiology consulting and management operations.

      Of the $23.2 million increase in hospital division net revenue, $15.3 million was attributable to net revenue growth from our two new hospitals: Texsan Heart Hospital, which opened January 13, 2004, and Heart Hospital of Lafayette, which opened March 2, 2004. The remaining $7.9 million increase in hospital division net revenue was due to growth among our same facility hospitals. Included in these results is the fact that during the second quarter of fiscal 2005, we filed Medicare cost reports for fiscal year 2004 and as a result of changes in our estimates of final settlements based on additional information, we recognized contractual allowance adjustments that increased net revenue by approximately $1.7 million. Similarly, during the second quarter of fiscal 2004 we filed Medicare cost reports for fiscal year 2003 and recognized adjustments that increased net revenue by approximately $1.4 million.

      On a consolidated basis, hospital admissions increased 10.3% and adjusted admissions increased 16.7% for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Also on a consolidated basis, inpatient catheterization procedures increased 8.0% and inpatient surgical procedures increased 17.2% for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Average length of stay increased slightly to 3.63 days for the current fiscal quarter compared to 3.54 days for the same prior fiscal quarter. The net $7.9 million increase in net revenue contributed by our same facility hospitals, along with the overall increases in admissions of 1.6%, adjusted admissions of 9.0% and inpatient surgical procedures of 10.3% at these hospitals, was largely due to the growth in volume at substantially all of our facilities period over period.

      The $1.1 million increase in our diagnostics division net revenue was primarily driven by the ramp up or introduction of new facilities. New diagnostic and therapeutic businesses developed and opened in the second quarter of 2004 and since such time contributed incremental revenue of $0.8 million. Same facility revenue increased by $0.3 million, which was primarily the net result of growth in the number of procedures performed at our facilities, including new services added, partially offset by of a decline in the number of procedures performed in our mobile cardiac catheterization laboratories during the second three months of fiscal 2005 compared to the second three months of fiscal 2004.

      Personnel expense. Personnel expense increased 13.3% to $59.4 million for the second quarter of fiscal 2005 from $52.4 million for the second quarter of fiscal 2004. As a percentage of net revenue, personnel expense decreased to 30.9% from 31.1% for the comparable periods. The $7.0 million increase in personnel expense was principally incurred in our hospital division, with our two new hospitals accounting for $3.2 million of the increase and our same facility hospitals accounting for an additional $4.5 million increase. The growth in personnel expense at our same facility hospitals was primarily attributable to the additional staffing to support the increase in admissions and surgical procedures in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, as well as cost of living adjustments given to employees during the first quarter of 2005. The increase in the hospital division personnel costs was offset in part due to a change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations.

      Medical supplies expense. Medical supplies expense increased 20.8% to $55.6 million for the second quarter of fiscal 2005 from $46.0 million for the second quarter of fiscal 2004. This $9.6 million increase in medical supplies expense was primarily incurred in our hospital division, with our two new hospitals and our same facility hospitals accounting for $4.1 million and $5.3 million of the increase, respectively. The increase in same facility hospitals’ medical supplies expense was largely attributable to the increase in surgical procedures performed during the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. In addition, during 2005 these procedures were disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies, such as automatic implantable cardioverter defibrillators (AICD) and drug-eluting stents. During the second quarter of fiscal 2005, we experienced a 30.3% increase in the number of AICD procedures compared to the second quarter of fiscal 2004. We have experienced a general trend over recent fiscal quarters in which the number of surgical procedures involving AICD and other higher cost medical devices and supplies has increased as a component of our mix of procedures. In addition, the increased usage of drug-eluting stents contributed to higher medical supplies expense during the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. We estimate that in our hospital division, during the second quarter of fiscal 2005, 79.7% of our cardiac procedures involving stents utilized drug-eluting stents compared to 50.7% in the second quarter of fiscal 2004. In addition, our average utilization rate for drug-eluting stents in this division was 1.4 stents per case during the second quarter of fiscal 2005.

      As a percentage of net revenue, medical supplies expense increased to 28.9% for the second quarter of fiscal 2005 from 27.3% for the second quarter of fiscal 2004. Our medical supplies expense may continue to increase in future periods as new technologies are introduced into the cardiovascular care market and as we continue to experience increased utilization of AICD and drug-eluting stents that use high-cost devices. The amount of increase in our medical supplies expense and the relationship to net revenue in future periods will depend on many factors such as the introduction, availability, cost and utilization of the specific new technology by physicians in providing patient care, as well as any changes in reimbursement amounts we may receive from Medicare and other payors. Our medical supplies expense in future periods will remain sensitive to changes in case mix of procedures at our hospitals as surgical procedures typically involve higher cost medical supplies than catheterization procedures.

      Bad debt expense. Bad debt expense increased 26.1% to $11.9 million for the second quarter of fiscal 2005 from $9.5 million for the second quarter of fiscal 2004. This $2.4 million increase in bad debt expense was primarily driven by our new facility hospitals, which had a $1.8 million increase. Our same facilities experienced a $0.6 million increase in bad debt expense period to period. The increase in our same facility hospitals’ bad debt expense was primarily attributable to growth in net revenue, combined with a high percentage of self-pay patients at certain facilities, offset in part by overall positive cash collections during the second quarter of 2005 at our other facilities. As a percentage of net revenue, bad debt expense was 6.2% for the second quarter of fiscal 2005 as compared to 5.6% for the second quarter of fiscal 2004. While payor mix has a significant impact on bad debt expense, we anticipate future bad debt expense as a percentage of revenue to approximate or be slightly higher than those recognized in the second quarter of 2005.

      Pre-opening expenses. There were no pre-opening expenses incurred for the second quarter of fiscal 2005 versus $2.1 million that was incurred for the second quarter of fiscal 2004. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. Upon opening Heart Hospital of Lafayette during the second quarter of fiscal 2004, we have completed our hospital expansion plans that commenced in 2001 following completion of our initial public offering, and we do not currently have any other hospitals under development. Accordingly, we are no longer incurring pre-opening expenses. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.

      Depreciation. Depreciation decreased 9.6% to $9.4 million for the second quarter of fiscal 2005 as compared to $10.4 million for the second quarter of fiscal 2004. This $1.0 million decrease is the net result of a decrease of $1.3 million in depreciation at our same facilities, offset by a $0.3 million increase at our two new hospitals. Depreciation at our same facilities decreased due to certain equipment at these locations becoming fully depreciated during fiscal 2004 or during the first quarter of fiscal 2005.

      Interest expense. Interest expense increased 15.3% to $7.8 million for the second quarter of fiscal 2005 compared to $6.7 million for the second quarter of fiscal 2004. This $1.1 million increase in interest expense was primarily attributable to the fact that as a result of the July 7, 2004 refinancing transaction, our overall cost of borrowings on debt increased compared to the debt that was repaid. In addition, we capitalized approximately $0.2 million of interest expense as part of the capitalized construction costs of our hospital that was still under development during part of the second quarter of fiscal 2004.

      Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates decreased to $0.9 million in the second quarter of fiscal 2005 from $1.1 million in the second quarter of 2004. During the three months ended March 31, 2004, equity in earnings included a $0.4 million gain associated with sale of land by an unconsolidated affiliate. Excluding this transaction, net earnings increased $0.2 million period to period, which is primarily attributed to growth in earnings at the one hospital in which we hold less than a 50% interest.

      Earnings allocated to minority interests. Earnings allocated to minority interests were $4.4 million for the second quarter of fiscal 2005 as compared to a loss allocation of $0.1 million for the second quarter of fiscal 2004. This $4.5 million shift was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocating such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during the second quarter of fiscal 2005 compared to the same period of fiscal 2004. Our earnings allocated to minority interests increased partially due to an increase in earnings of certain of our same facility hospitals which were allocated to our minority partners on a pro rata basis. In addition, during the second quarter of 2004, we shared losses at our two newest hospitals with our minority partners on a pro rata basis; however, during the second quarter of 2005, we were required to recognize a disproportionate 100% of the hospitals losses such that no amounts were allocated to our minority partners. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

      We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of March 31, 2005, we had remaining cumulative disproportionate loss allocations of approximately $28.1 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses, depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in disproportionate allocation depending on their results of operations in future periods.

      Income taxes. Income tax expense was $2.9 million for the second quarter of fiscal 2005 compared to $2.3 million for the second quarter of fiscal 2004, which represents an effective tax rate of approximately 40% and 38%, respectively. The increase in income tax expense in the comparable periods reflects the overall increase in taxable income for the second quarter of 2005 as compared to the second quarter of 2004. The Company continues to have federal and state net operating loss carry forwards available from prior periods to offset the majority of its current tax liabilities.

      Loss from discontinued operations. During the first quarter of 2005, the Company closed and sold substantially all of the assets of The Heart Hospital of Milwaukee. Accordingly, The Heart Hospital of Milwaukee is accounted for as discontinued operations. The loss from discontinued operations in the second quarter of 2005 mainly represents the net impact of revisions to certain liabilities and allowances, primarily income taxes, associated with the closure of the facility. The loss from discontinued operations in the second quarter of 2004 represents the operating losses, net of the tax benefit of such losses, of the facility during the period.

Results of Operations

     Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

      Statement of Operations Data. The following table presents, for the periods indicated, our results of operations in dollars and as a percentage of net revenue:

	Six Months Ended March 31,
			Increase / Decrease		% of Net Revenue
	2005	2004	$	%	2005	2004
		(in thousands)
Net revenue	$376,774	$323,803	$52,971	16.4%	100.0%	100.0%
Operating expenses:
Personnel expense	116,615	99,427	17,188	17.3	31.0	30.7
Medical supplies expense	108,050	87,957	20,093	22.8	28.7	27.2
Bad debt expense	23,431	23,263	168	0.7	6.2	7.2
Other operating expenses	75,905	68,115	7,790	11.4	20.1	21.0
Pre-opening expenses	—	5,103	(5,103)	(100.0)	—	1.6
Depreciation	19,167	20,153	(986)	(4.9)	5.1	6.2
Amortization	580	580	—	—	0.2	0.2
Loss (gain) on disposal of property, equipment and other	74	(51)	125	245.1	—	—

assets
Total operating expenses	343,822	304,547	39,275	12.9	91.3	94.1

Income from operations	32,952	19,256	13,696	71.1	8.7	5.9
Other income (expenses):
Interest expense	(15,773)	(13,062)	(2,711)	(20.8)	(4.2)	(4.0)
Interest and other income, net	1,016	396	620	156.6	0.3	0.1
Equity in net earnings of unconsolidated affiliates	1,655	1,724	(69)	(4.0)	0.4	0.6

Total other expenses, net	(13,102)	(10,942)	(2,160)	(19.7)	(3.5)	(3.3)

Income from continuing operations before minority interest, income taxes and discontinued operations	19,850	8,314	11,536	138.8	5.2	2.6
Minority interest share of earnings of consolidated subsidiaries	(8,401)	(1,026)	(7,375)	718.8	(2.2)	(0.3)

Income from continuing operations before income taxes and discontinued operations	11,449	7,288	4,161	57.1	3.0	2.3
Income tax expense	4,579	2,809	1,770	63.0	1.2	0.9

Income from continuing operations	6,870	4,479	2,391	53.4	1.8	1.4
Income (loss) from discontinued operations, net of taxes	1,473	(2,771)	4,244	(153.2)	0.4	(0.9)

Net income	$8,343	$1,708	$6,635	388.5%	2.2%	0.5%

The following tables present, for the periods indicated, selected operating data on a consolidated basis and same facility basis:

	Six Months Ended March 31,
	2005	2004	% Change

Selected Operating Data (consolidated) ( a ):
Number of hospitals	11	11
Licensed beds ( b )	672	672
Staffed and available beds ( c )	631	585
Admissions ( d )	22,602	20,213	11.8%
Adjusted admissions ( e )	29,893	25,470	17.4%
Patient days ( f )	79,661	71,659	11.2%
Adjusted patient days ( g )	104,878	90,154	16.3%
Average length of stay (days) ( h )	3.52	3.55	(0.8)%
Occupancy ( i )	69.4%	66.9%
Inpatient catheterization procedures	11,699	10,107	15.8%
Inpatient surgical procedures	5,926	5,010	18.3%
Hospital division revenue	$349,473	$294,949	18.5%

	Six Months Ended March 31,
	2005	2004	% Change

Selected Operating Data (same facility):
Number of hospitals	9	9
Licensed beds ( b )	580	580
Staffed and available beds ( c )	547	531
Admissions ( d )	20,365	19,924	2.2%
Adjusted admissions ( e )	27,320	25,121	8.8%
Patient days ( f )	71,420	70,709	1.0%
Adjusted patient days ( g )	95,414	89,012	7.2%
Average length of stay (days) ( h )	3.51	3.55	(1.1)%
Occupancy ( i )	71.7%	72.8%
Inpatient catheterization procedures	10,141	9,902	2.4%
Inpatient surgical procedures	5,401	4,925	9.7%
Hospital division revenue	$310,872	$289,856	7.3%

(a)	Selected operating data includes consolidated hospitals as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient days. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

      Net Revenue. Net revenue increased 16.4% to $376.8 million for the six months ended March 31, 2005 from $323.8 million for the six months ended March 31, 2004. The $53.0 million growth was comprised of a $54.5 million increase in our hospital division and a $0.3 million increase in our diagnostics division, both of which were partially offset by a $1.9 million decrease in our cardiology consulting and management operations.

      Of the $54.5 million increase in hospital division net revenue, $33.5 million was attributable to net revenue growth from our two new hospitals. The remaining $21.0 million increase in hospital division net revenue was due to growth among our same facility hospitals. On a consolidated basis, hospital admissions increased 11.8% and adjusted admissions increased 17.4% for the first half of fiscal 2005 compared to the same period in fiscal 2004. Also on a consolidated basis, inpatient catheterization procedures increased 15.8% and inpatient surgical procedures increased 18.3% for the comparable six-month periods in fiscal 2005 and fiscal 2004. Average length of stay decreased slightly to 3.52 days for the current fiscal period compared to 3.55 days for the same prior fiscal period.

      The $21.0 million increase in net revenue contributed by our same facility hospitals, along with the overall increases in admissions of 2.2%, adjusted admissions of 8.8%, inpatient catheterization procedures of 2.4% and inpatient surgical procedures of 9.7% at these hospitals, was largely due to the growth in volume at substantially all of our facilities period over period.

      The $0.3 million increase in our diagnostics division net revenue was primarily driven by the ramp up or introduction of new facilities. New diagnostic and therapeutic businesses developed and opened in the first half of 2004 and since such time contributed incremental revenue of $1.5 million, respectively. This increase was partially offset by a $1.2 million decrease in diagnostics revenue due to the dissolution of one of our hospital-based facilities in November 2003.

      Personnel expense. Personnel expense increased 17.3% to $116.6 million for the first six months of fiscal 2005 from $99.4 million for the first six months of fiscal 2004. As a percentage of net revenue, personnel expense increased to 31.0% from 30.7% for the comparable periods. The $17.2 million increase in personnel expense was principally incurred in our hospital division, with our two new hospitals accounting for $10.6 million of the increase and our same facility hospitals accounting for an additional $8.0 million increase. The growth in personnel expense at our same facility hospitals was primarily attributable to the additional staffing to support the increase in admissions and surgical procedures in the first half of fiscal 2005 compared to the first half of fiscal 2004, as well as cost of living adjustments given to employees during the first quarter of 2005. The increase in the hospital division personnel costs was offset in part due to a change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations.

      Medical supplies expense. Medical supplies expense increased 22.8% to $108.1 million for six months ended March 31, 2005 from $88.0 million for the six months ended March 31, 2004. This $20.1 million increase in medical supplies expense was primarily incurred in our hospital division, with our two new hospitals and our same facility hospitals accounting for $8.9 million and $11.1 million of the increase, respectively. The increase in same facility hospitals’ medical supplies expense was largely attributable to the increase in catheterization and surgical procedures performed during the first six months of fiscal 2005 compared to the same period in fiscal 2004. In addition, during 2005 these procedures were disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies, such as AICD and drug-eluting stents. During the first half of fiscal 2005, we experienced a 27.7% increase in the number of AICD procedures compared to the first half of fiscal 2004. We have experienced a general trend over recent fiscal quarters in which the number of surgical procedures involving AICD and other higher cost medical devices and supplies has increased as a component of our mix of procedures. In addition, the increased usage of drug-eluting stents contributed to higher medical supplies expense during the six-month period of fiscal 2005 compared to the same period in fiscal 2004. We estimate in our hospital division that, during the first half of fiscal 2005, 80.6% of our cardiac procedures involving stents utilized drug-eluting stents compared to 47.5% in the first half of fiscal 2004. In addition, our average utilization rate for drug-eluting stents in this division was 1.4 stents per case during the six-month period of fiscal 2005. As a percentage of net revenue, medical supplies expense increased to 28.7% for the first six months of fiscal 2005 from 27.2% for the first six months of fiscal 2004.

      Bad debt expense. Bad debt expense increased 0.7% to $23.4 million for the first half of fiscal 2005 from $23.3 million for the first half of fiscal 2004. This $0.1 million net increase in bad debt expense was comprised of a $3.0 million increase in expense driven by our new facility hospitals, offset by a $2.9 million decrease at our same facilities period to period. The $2.9 million decrease in our same facility hospitals’ bad debt expense was partially driven by a significant increase of self-pay admissions and emergency room visits in one of our markets during the first quarter of 2004. We have since improved the Medicaid qualification process at this hospital. Overall, we have also seen a decrease in admissions from payors that typically result in difficult co-pay collections during the comparable six-month periods. In addition, our same facility hospitals’ days of net revenue in accounts receivable, based on the six-month net revenue, was 44 days as of March 31, 2005 compared to 52 days as of March 31, 2004. Partially due to these factors, as a percentage of net revenue, bad debt expense decreased to 6.2% for the first half of fiscal 2005 as compared to 7.2% for the first half of fiscal 2004. While payor mix has a significant impact on bad debt expense, we anticipate future bad debt expense as a percentage of revenue to approximate or be slightly higher than those recognized in to date in fiscal 2005.

      Other operating expenses. Other operating expenses increased 11.4% to $75.9 million for the six months ended March 31, 2005 from $68.1 million for the six months ended March 31, 2004. The $7.8 million increase in other operating expense was due to overall increases in the hospital, diagnostic and corporate and other divisions of $6.4 million, $0.4 million and $1.1 million respectively. The $6.4 million increase in our hospital division was primarily due to costs associated with the two new facilities. The $0.4 million increase in our diagnostics division other operating expenses period to period was due to the businesses developed and opened during and since the first half of fiscal 2004. The increase in our corporate and other division’s other operating expense was principally due to $0.6 million of consulting and other expenses incurred to support our effort to ensure compliance with the provisions of the Sarbanes-Oxley Act during the first half of 2005. In addition, we incurred incremental expenses for corporate activities to support the overall growth in operations.

      Pre-opening expenses. There were no pre-opening expenses incurred for the first and second quarters of fiscal 2005 versus $5.1 million that was incurred for the same periods of fiscal 2004. Pre-opening expenses represent expenses specifically related to projects under development, primarily new hospitals. Upon opening Heart Hospital of Lafayette during the second quarter of fiscal 2004, we have completed our hospital expansion plans that commenced in 2001 following completion of our initial public offering, and we do not currently have any other hospitals under development. Accordingly, we are no longer incurring pre-opening expenses. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.

      Interest expense. Interest expense increased 20.8% to $15.8 million for the six-month period in fiscal 2005 compared to $13.1 million for the six-month period in fiscal 2004. This $2.7 million increase in interest expense was primarily attributable to the fact that as a result of the July 7, 2004 refinancing transaction, our overall cost of borrowings on debt increased compared to the debt that was repaid. In addition, we capitalized approximately $0.6 million of interest expense as part of the capitalized construction costs of our hospitals that were still under development during part the first half of fiscal 2004.

      Earnings allocated to minority interests. Earnings allocated to minority interests increased to $8.4 million for the first six months of fiscal 2005 from $1.0 million for the first six months of fiscal 2004. This $7.4 million increase in earnings allocated to minority interests was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocating such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during the first half of fiscal 2005 compared to the same period of fiscal 2004. Our earnings allocated to minority interests increased partially due to an increase in earnings of certain of our same facility hospitals which were allocated to our minority partners on a pro rata basis. In addition, during the first six months of 2004, we shared losses at our two newest hospitals with our minority partners on a pro rata basis; however, during the same period in 2005, we were required to recognize a disproportionate 100% of the hospitals losses such that no amounts were allocated to our minority partners. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

      Income taxes. Income tax expense was $4.6 million for the first half of fiscal 2005 compared to $2.8 million for the first half of fiscal 2004, which represents an effective tax rate of approximately 40% and 38.5%, respectively. The increase in income tax expense in the comparable periods reflects the overall increase in taxable income in 2005 as compared to 2004. The Company continues to have federal and state net operating loss carry forwards available from prior periods to offset the majority of its current tax liabilities.

      Income (loss) from discontinued operations. During the first quarter of 2005, the we closed and sold substantially all of the assets of The Heart Hospital of Milwaukee. Accordingly, The Heart Hospital of Milwaukee is accounted for as discontinued operations. Income from discontinued operations in the first half of 2005 reflects the gain on the sale of the assets of approximately $9.3 million, partially offset by operating losses, shut-down costs and the overall income tax expense associated with the facility. The loss from discontinued operations in the first half of 2004 represents the operating losses, net of the tax benefit of such losses, of the facility during the period.

Liquidity and Capital Resources

      Working Capital and Cash Flow Activities. Our consolidated working capital was $124.4 million at March 31, 2005 and $102.7 million at September 30, 2004. The increase of $21.7 million in working capital primarily resulted from increases in cash and cash equivalents and accounts receivable, offset in part by an increase in current portion of long-term debt and obligations under capital leases. The mortgage loan at one of our of facilities matures in January 2006 and therefore, is considered current as of March 31, 2005, whereas the amount was still considered long-term as of September 30, 2004.

      The increase in cash and cash equivalents was driven by the gross cash received of $42.5 million as a result of the sale of The Heart Hospital of Milwaukee during the first quarter of fiscal 2005 and the cash received as proceeds from the exercise of stock options during the second quarter of fiscal 2005. The increase in accounts receivable was primarily attributable to the growth in our net revenue during the first six months of fiscal 2005 as compared to the last six months of fiscal 2004.

      Our operating activities provided net cash of $27.0 million for the first six months of fiscal 2005 compared to net cash provided of $15.2 million for the first six months of fiscal 2004. The improvement in operating cash flow is a direct result of the overall improvement in the net income period to period and improved collections on receivables. This improvement was partially offset by various fluctuations in components of working capital in the periods.

      Our investing activities provided net cash of $31.5 million for the first six months of fiscal 2005 compared to net cash used of $42.9 million for the first six months of fiscal 2004. The $31.5 million of net cash provided by investing activities in the first six months of fiscal 2005 was primarily due to the proceeds from the sale of The Heart Hospital of Milwaukee, offset in part by capital expenditures for the period. The $42.9 million of net cash used by investing activities for the first six months of fiscal 2004 was primarily due to our capital expenditures, related mostly to our hospitals under development, including $12.1 million of cash used for The Heart Hospital of Milwaukee. This use of cash was partially offset by the proceeds from the sale of certain property and equipment. Even though we have completed our hospital expansion plans and we do not currently have any other hospitals under development, we expect to continue to use cash in investing activities in future periods. The amount will depend largely on the type and size of strategic investments we make in future periods.

      Our financing activities used net cash of $1.4 million for the first six months of fiscal 2005 compared to net cash provided of $16.1 million for the first six months of fiscal 2004. The $1.4 million of net cash used by financing activities for the first six months of fiscal 2005 was primarily the result of distributions to, net of investments by, minority partners and the repayment of long-term debt and obligations under capital leases partially offset by proceeds from exercised stock options. The $16.1 million of net cash provided by financing activities for the first six months of fiscal 2004 was the result of proceeds from the issuance of long-term debt, inclusive of debt transactions included as a part of discontinued operations, offset in part by repayments of long-term debt and obligations under capital leases obligations as well as distributions to minority partners.

      Capital Expenditures. Expenditures for property and equipment for the first six months of fiscal years 2005 and 2004 were $11.1 million and $33.2 million, respectively. For the first six months of fiscal 2005, our capital expenditures principally were focused on improvements to and expansion of our same facilities, whereas approximately $23.6 million of expenditures where made in the first six months of 2004 for our two newest facilities. We expect our capital expenditures will continue to decrease for the third quarter of fiscal 2005 as compared to the same period in fiscal 2004, as we opened our last hospital under development in March 2004. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.

      Obligations and Availability of Financing. At March 31, 2005, we had $362.9 million of outstanding debt, $49.3 million of which was classified as current. Of the $362.9 million of outstanding debt, $150.0 million was outstanding under our 9 7/8% senior notes, $99.3 million was outstanding under our new credit facility and $109.2 million was outstanding to lenders to our hospitals. The remaining $4.4 million of debt was outstanding to lenders to our diagnostic services and corporate and other divisions under capital leases and other miscellaneous indebtedness, primarily equipment notes payable. The $109.2 million outstanding to lenders to our hospitals included $11.7 million borrowed under a $12.0 million debt commitment to finance Heart Hospital of Lafayette’s equipment purchases, $3.3 million of a working capital note due to a community hospital investor partner at one of our hospitals and $3.9 million outstanding under capital lease obligations.

      No amounts were outstanding under our $100.0 million revolving credit facility at March 31, 2005. At the same date, however, we had letters of credit outstanding of $1.5 million, which reduced our availability under this facility to $98.5 million, subject to limitations on our total indebtedness as stipulated under other debt agreements.

      Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At March 31, 2005, we were in violation of a certain financial ratio related to an equipment loan at Louisiana Heart Hospital. The equipment lender has granted a waiver for the breach at March 31, 2005. We were in compliance with all other covenants in the instruments governing our outstanding debt at March 31, 2005.

      At March 31, 2005, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.

      We also guarantee approximately 50% of the real estate and 30% of the equipment debt of Avera Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at March 31, 2005. We provide such guarantee in exchange for a fee from the hospital. At March 31, 2005, Avera Heart Hospital of South Dakota was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $26.0 million and $7.3 million, respectively, at March 31, 2005. Accordingly, the real estate debt and the equipment debt guaranteed by us was approximately $13.0 million and $2.2 million, respectively, at March 31, 2005.

      We believe that cash on hand, internally generated cash flows and available borrowings under our new credit facility will be sufficient to finance execution of our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.

      Intercompany Financing Arrangements. Concurrent with our new financing, we provided secured real estate and equipment financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital loans outstanding as of March 31, 2005 was $350.6 million.

      Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan amortizes based on a 20-year term, matures on June 30, 2011 and accrues interest at variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany real estate loans at March 31, 2005 was 6.29%.

      Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 1 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 5.75% to 7.50% or variable rates based on LIBOR plus and applicable margin. The weighted average interest rate for the intercompany equipment loans at March 31, 2005 was 6.64%.

      We receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans. We use intercompany financing arrangements to provide cash support to individual hospitals for their working capital needs, including the needs of our new hospitals during the ramp-up period and any periodic or on-going needs of our hospitals. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinated to each hospital’s third-party mortgage and equipment debt outstanding, but are senior to our equity interests and our partners equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of the borrowing hospital’s accounts receivable. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of March 31, 2005 and September 30, 2004, we held $96.1 million and $88.8 million, respectively, of intercompany notes and related accrued interest, net of advances from our hospitals. The increase of approximately $7.3 million was primarily attributable to the funding of working capital at our newer hospitals. The aggregate amount of these intercompany loans and cash advances outstanding fluctuates from time to time depending upon our hospitals’ needs for capital resources.

      On December 1, 2004, we completed the sale of certain assets of The Heart Hospital of Milwaukee for $42.5 million. Of the proceeds received, approximately $37.0 million was used to repay The Heart Hospital of Milwaukee’s intercompany secured loans, thereby increasing our consolidated cash position on such date. As part of the terms of the sale, we were required to close the hospital. As such, we incurred costs associated with the closing of the hospital, in addition to costs associated with completing the sale and additional operating expenses. As stipulated by the covenants of our Senior Credit Facility, within 300 days after the receipt of the net proceeds, we may use the proceeds for capital expenditures or other permitted investments, or identify a similar usage of the proceeds, so long as such usage occurs within 300 days of the date identified. Any net proceeds not identified or invested within this time period will then be used to repay principal of senior secured indebtedness.

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

      As required by their mortgage loans, three of our consolidated hospitals entered into fixed interest rate swaps during fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.60% plus the applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the mortgage debt for these three hospitals as part of the July 7, 2004 financing transaction. We did not terminate the interest rate swaps as part of the financing transaction. Since July 7, 2004, the fixed interest rate swaps have not been utilized as a hedge of variable debt obligations, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as a component of interest expense. The fair value of the interest rate swaps at March 31, 2005 was an obligation of approximately $0.4 million. We recognized an unrealized gain of approximately $0.4 million and $0.8 million for the three and six months ended March 31, 2005, respectively, due to changes in the fair value of these swaps.

      Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at March 31, 2005 included approximately $114.5 million of variable rate debt at an approximate average interest rate of 5.40%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.6 million for the three months ended March 31, 2005.

Item 4. Controls and Procedures

      The chief executive officer and the executive vice president and chief financial officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation, as of March 31, 2005, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the chief executive officer and executive vice president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      No change in the company’s internal control over financial reporting was made during the fiscal quarter ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

      The Company’s annual meeting of stockholders was held on March 1, 2005. The stockholders elected all of the nominees for Class I Director. The stockholders also ratified the selection of Deloitte & Touche LLP as independent accountants for the fiscal year ending September 30, 2005. The votes cast on these proposals were as follows:

1. Election of Class I Directors:

	For	Withheld
Robert S. McCoy Jr.	17,396,568	77,201
John B. McKinnon	17,282,923	190,846
Galen D. Powers	17,420,120	53,649

2. Ratification of selection of Deloitte & Touche LLP as independent auditors for fiscal year ending September 30, 2005:

For:	17,461,538
Against:	7,716
Abstain:	4,515

Item 6. Exhibits

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION
Dated: May 5, 2005	By:	/s/ JOHN T. CASEY
John T. Casey
Chief Executive Officer and Director (principal executive officer)

	By:	/s/ JAMES E. HARRIS
James E. Harris
Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ GARY S. BRYANT
Gary S. Bryant
Vice President - Controller (principal accounting officer)