Form 10-Q
period 2005-06-30
MEDCATH CORP
filed 2005-08-04
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
Commission File Number 000-33009

MEDCATH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2248952 (IRS Employer Identification No.)
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
Yes ☑ No ☐
As of July 29, 2005, there were 18,491,510 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	September 30,
	2005	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$142,059	$72,310
Accounts receivable, net	99,098	92,797
Medical supplies	21,645	22,205
Deferred income tax assets	7,631	11,972
Prepaid expenses and other current assets	5,494	7,938
Current assets of discontinued operations	1,297	2,403

Total current assets	277,224	209,625
Property and equipment, net	395,239	410,908
Investments in and advances to affiliates, net	5,848	6,029
Goodwill	70,100	70,100
Other intangible assets, net	9,876	10,746
Other assets	12,417	13,473
Long-term assets of discontinued operations	—	33,355

Total assets	$770,704	$754,236

Current liabilities:
Accounts payable	$44,206	$46,372
Income taxes payable	1,485	533
Accrued compensation and benefits	25,313	25,914
Accrued property taxes	5,056	6,565
Other accrued liabilities	17,626	15,968
Current portion of long-term debt and obligations under capital leases	58,405	9,872
Current liabilities of discontinued operations	455	1,720

Total current liabilities	152,546	106,944
Long-term debt	295,103	346,006
Obligations under capital leases	3,711	5,641
Deferred income tax liabilities	12,038	9,494
Other long-term obligations	808	7,330

Total liabilities	464,206	475,415

Minority interest in equity of consolidated subsidiaries	22,990	15,173
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized;
18,560,410 issued and 18,491,510 outstanding at June 30, 2005;
18,090,186 issued and 18,021,286 outstanding at September 30, 2004	186	181
Paid-in capital	367,342	358,656
Accumulated deficit	(83,623)	(94,715)
Accumulated other comprehensive loss	(3)	(80)
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	283,508	263,648

Total liabilities and stockholders’ equity	$770,704	$754,236

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$195,116	$176,165	$571,890	$499,968
Operating expenses:
Personnel expense	58,663	54,818	175,278	154,245
Medical supplies expense	55,838	50,983	163,888	138,940
Bad debt expense	14,814	9,556	38,245	32,819
Other operating expenses	39,313	37,353	115,218	105,468
Pre-opening expenses	—	—	—	5,103
Depreciation	9,517	10,921	28,684	31,074
Amortization	290	290	870	870
Loss (gain) on disposal of property, equipment and other assets	171	24	245	(27)

Total operating expenses	178,606	163,945	522,428	468,492

Income from operations	16,510	12,220	49,462	31,476
Other income (expenses):
Interest expense	(8,454)	(6,863)	(24,227)	(19,925)
Interest and other income, net	887	218	1,903	614
Equity in net earnings of unconsolidated affiliates	899	900	2,554	2,624

Total other expenses, net	(6,668)	(5,745)	(19,770)	(16,687)

Income from continuing operations before minority interest, income taxes and discontinued operations	9,842	6,475	29,692	14,789
Minority interest share of earnings of consolidated subsidiaries	(3,956)	(2,852)	(12,357)	(3,878)

Income from continuing operations before income taxes and discontinued operations	5,886	3,623	17,335	10,911
Income tax expense	2,528	1,169	7,107	3,978

Income from continuing operations	3,358	2,454	10,228	6,933
Income (loss) from discontinued operations, net of taxes	(609)	(1,074)	864	(3,845)

Net income	$2,749	$1,380	$11,092	$3,088

Earnings (loss) per share, basic
Continuing operations	$0.18	$0.14	$0.56	$0.38
Discontinued operations	(0.03)	(0.06)	0.05	(0.21)

Earnings per share, basic	$0.15	$0.08	$0.61	$0.17

Earnings (loss) per share, diluted
Continuing operations	$0.17	$0.13	$0.53	$0.38
Discontinued operations	(0.03)	(0.06)	0.04	(0.21)

Earnings per share, diluted	$0.14	$0.07	$0.57	$0.17

Weighted average number of shares, basic	18,425	17,990	18,216	17,974
Dilutive effect of stock options	1,248	826	1,193	482

Weighted average number of shares, diluted	19,673	18,816	19,409	18,456

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance, September 30, 2004	18,022	$181	$358,656	$(94,715)	$(80)	69	$(394)	$263,648
Exercise of stock options	470	5	8,686	—	—	—	—	8,691
Comprehensive income:
Net income	—	—	—	11,092	—	—	—	11,092
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	77	—	—	77

Total comprehensive income								11,169

Balance, June 30, 2005	18,492	$186	$367,342	$(83,623)	$(3)	69	$(394)	$283,508

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2005	2004
Net income	$11,092	$3,088
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(864)	3,845
Bad debt expense	38,245	32,819
Depreciation and amortization expense	29,554	31,944
Deferred income taxes on exercised stock options	(1,256)	(107)
Loss (gain) on disposal of property, equipment and other assets	245	(27)
Amortization of loan acquisition costs	1,201	1,335
Equity in earnings of unconsolidated affiliates, net of dividends received	134	767
Minority interest share of earnings of consolidated subsidiaries	12,357	3,878
Change in fair value of interest rate swaps	(837)	—
Deferred income taxes	8,081	1,155
Change in assets and liabilities that relate to operations:
Accounts receivable	(44,546)	(41,650)
Medical supplies	560	(4,307)
Prepaids and other assets	2,291	2,620
Accounts payable and accrued liabilities	(2,502)	9,119

Net cash provided by operating activities of continuing operations	53,755	44,479
Net cash used in operating activities of discontinued operations	(7,905)	(5,934)

Net cash provided by operating activities	45,850	38,545

Investing activities:
Purchases of property and equipment	(14,528)	(38,825)
Proceeds from sale of property and equipment	1,048	2,406
Proceeds from sale of discontinued components	42,500	—
Other investing activities	6	733

Net cash provided by (used in) investing activities of continuing operations	29,026	(35,686)
Net cash used in investing activities of discontinued operations	—	(12,123)

Net cash provided by (used in) investing activities	29,026	(47,809)

Financing activities:
Proceeds from issuance of long-term debt	2,159	52,848
Repayments of long-term debt	(8,960)	(50,941)
Repayments of obligations under capital leases	(2,116)	(2,942)
Payments of loan acquisition costs	—	(229)
Investments by minority partners	3,675	843
Distributions to minority partners	(8,781)	(9,158)
Repayments from minority partners	205	69
Proceeds from exercised stock options	8,691	842

Net cash used in financing activities of continuing operations	(5,127)	(8,668)
Net cash provided by financing activities of discontinued operations	—	14,195

Net cash (used in) provided by financing activities	(5,127)	5,527

Net increase (decrease) in cash and cash equivalents	69,749	(3,737)
Cash and cash equivalents:
Beginning of period	72,310	93,231

End of period	$142,059	$89,494

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$514	$1,402
See notes to consolidated financial statements.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share data)
1. Business and Organization
     MedCath Corporation (the Company) is a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians whom it believes have established reputations for clinical excellence as well as with community hospital systems. Each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each hospital includes qualified physicians in various specialties. The Company opened its first hospital in 1996, and as of June 30, 2005 has ownership interests in and operates twelve hospitals. These hospitals include eleven majority-owned hospitals and one in which the Company owns a minority interest. The Company’s twelve hospitals have a total of 727 licensed beds, of which 686 were staffed and available at June 30, 2005 and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
     In addition to its hospitals, the Company owns and/or manages cardiac diagnostic and therapeutic facilities (the Diagnostics Division). The Company began its cardiac diagnostic and therapeutic business in 1989, and as of June 30, 2005 owns and/or manages twenty-seven cardiac diagnostic and therapeutic facilities. Eleven of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and sometimes therapeutic procedures. The remaining facilities are not located at hospitals and offer only diagnostic services. The Company also provides consulting and management services tailored primarily to cardiologists and cardiovascular surgeons, which is included in the corporate and other division.
2. Summary of Significant Accounting Policies
     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of June 30, 2005 and for the three and nine months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2005 or future fiscal periods.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. During the three months and nine months ended June 30, 2005, the Company has not made any material changes in the selection or application of its critical accounting policies as set forth in its Annual Report on Form 10-K for the year ended September 30, 2004.
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
     Stock-Based Compensation - As of June 30, 2005, the Company has two stock-based compensation plans: a stock option plan under which it may grant incentive stock options and nonqualified stock options to officers and other key employees and an outside director’s stock option plan under which it may grant nonqualified stock options to non-employee directors. The Company accounts for stock options under both of these plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company also provides prominent disclosure of the information required by SFAS No. 148, Accounting for Stock-Based Compensation, in its annual and interim financial statements.
     Under APB Opinion No. 25, compensation cost is determined based on the intrinsic value of the equity instrument award. No stock-based employee compensation cost is reflected in net income for the three or nine months ended June 30, 2005 and 2004, as all options granted during those periods under the Company’s stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Had compensation expense for the Company’s stock options been recognized based on the fair value of the option award at the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income would have been impacted as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,749	$1,380	$11,092	$3,088
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related income taxes	420	465	1,464	1,416

Proforma net income	$2,329	$915	$9,628	$1,672

Earnings per share, basic
As reported	$0.15	$0.08	$0.61	$0.17
Pro forma	$0.13	$0.05	$0.53	$0.09

Earnings per share, diluted
As reported	$0.14	$0.07	$0.57	$0.17
Pro forma	$0.12	$0.05	$0.50	$0.09
     New Accounting Pronouncements — In December 2004, the Financial Accounting Standard Board (the FASB) issued Statement 123R, Share-Based Payment, to be effective for interim or annual periods beginning after June 15, 2005. SFAS No. 123R was further revised in April 2005 to be effective for annual periods beginning after June 15, 2005. Accordingly, SFAS No. 123R will become effective during the quarter ended December 31, 2005, the first quarter of fiscal 2006 for the Company. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the statement of operations. The expense is recognized over the requisite service period based on fair values measured on grant dates and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating its share-based employee compensation programs, alternative adoption methods and the potential impact of SFAS No. 123R on its consolidated financial position and results of operations.
     On June 29, 2005, the FASB ratified the Emerging Issues Tasks Force’s final consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. The Issue 04-5 framework is based on the principal that a general partner in a limited partnership is presumed to control the limited partnership, regardless of the extent of its ownership interest, unless the limited partners have substantive kick-out rights or substantive participating rights. However, the consensus does not apply to entities that are variable interest entities, as defined under the revised version of FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R), and various other situations. Issue No. 04-5 is effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. In addition, general partners of all other limited partnerships should apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently assessing what impact, if any, Issue No. 04-5 will have on its consolidated financial position and results of operations.
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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
     The results of operations of HHM are as follows:

	Nine Months Ended June 30,
	2005	2004
Net revenue	$2,089	$10,729
Restructuring and write-off charges	(3,635)	—
Operating expenses	(3,443)	(16,788)

Loss from operations	(4,989)	(6,059)
Other income (expense):
Gain (loss) on sale of assets	9,107	(6)
Minority interest and other, net	(518)	(96)
Income tax (expense) benefit	(2,736)	2,316

Net income (loss)	$864	$(3,845)

     The principal balance sheet items of HHM, including allocated goodwill and excluding intercompany debt, are as follows:

	June 30,	September 30,
	2005	2004
Cash and cash equivalents	$1,076	$462
Accounts receivable, net	221	851
Other current assets	—	1,090

Current assets	$1,297	$2,403

Property and equipment, net	$—	$28,455
Goodwill	—	4,900

Noncurrent assets	$—	$33,355

Accounts payable	$310	$605
Accrued liabilities	145	1,115

Total current liabilities	$455	$1,720

4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	June 30,	September 30,
	2005	2004
Receivables, principally from patients and third-party payors	$109,417	$102,485
Receivables, principally from billings to hospitals for various cardiovascular procedures	4,427	3,990
Amounts due under management contracts	4,799	2,698
Other	4,806	2,095

	123,449	111,268
Less allowance for doubtful accounts	(24,351)	(18,471)

Accounts receivable, net	$99,098	$92,797

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
5. Equity Investments
     The Company owns minority interests in Avera Heart Hospital of South Dakota and certain diagnostic ventures and neither has substantive control over the businesses nor is the primary beneficiary under FIN 46R. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its minority ownership interest in the hospital and other ventures as equity investments.
     The following represents summarized financial information of Avera Heart Hospital of South Dakota:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$15,128	$14,615	$45,186	$42,332
Operating income	$2,942	$3,221	$8,798	$8,080
Net income	$2,411	$2,582	$7,107	$6,108

	June 30, 2005	September 30, 2004
Current assets	$16,186	$19,592
Non-current assets	$35,743	$36,620
Current liabilities	$10,348	$10,085
Non-current liabilities	$26,933	$30,984
6. Goodwill and Other Intangible Assets
     As required by SFAS No. 142, Goodwill and Other Intangibles, the Company has designated September 30, its fiscal year end, as the date on which it will perform the annual goodwill impairment test for all of its reporting units. Goodwill of a reporting unit will also be tested between annual tests if an event occurs or circumstances change that indicate that impairment may exist. During the three and nine months ended June 30, 2005 and 2004, no events or circumstances changed that indicated interim impairment testing was necessary and as such, no impairment was recognized during the respective periods.
     The Company’s other intangible assets, net, include the following:

	June 30, 2005		September 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Management contracts	$20,598	$(11,691)	$20,598	$(10,844)
Other	1,446	(477)	1,446	(454)

Total	$22,044	$(12,168)	$22,044	$(11,298)

     Amortization expense recognized for the management contracts and other intangible assets totaled $0.3 million and $0.9 million for the three and nine months ended June 30, 2005 and 2004, respectively.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
7. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	September 30,
	2005	2004
Senior notes	$150,000	$150,000
Senior secured credit facility	99,000	99,750
Real estate investment trust loans	57,194	57,899
Notes payable to various lenders	44,386	45,628

	350,580	353,277
Less current portion	(55,477)	(7,271)

Long-term debt	$295,103	$346,006

     Senior Notes — During fiscal 2004, the Company’s wholly-owned subsidiary, MedCath Holdings Corp. (the Issuer), completed an offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes (the Senior Notes). The Senior Notes, which mature on July 15, 2012 pay interest semi-annually, in arrears, on January 15 and July 15 of each year. The Senior Notes are redeemable, in whole or in part, at any time on or after July 15, 2008 at a designated redemption amount, plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date. The Company may redeem up to 35% of the aggregate principal amount of the Senior Notes on or before July 15, 2007 with the net cash proceeds from certain equity offerings. In event of a change in control in the Company or the Issuer, the Company must offer to purchase the Senior Notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.
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
     Senior Secured Credit Facility — Concurrent with the offering of the Senior Notes, the Issuer entered into a $200.0 million senior secured credit facility (the Senior Secured Credit Facility) with a syndicate of banks and other institutional lenders. The Senior Secured Credit Facility provides for a seven-year term loan facility (the Term Loan) in the amount of $100.0 million and a five-year senior secured revolving credit facility (Revolving Facility) in the amount of $100.0 million, which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. There were no borrowings under the Revolving Facility at June 30, 2005; however, the Company has letters of credit outstanding of $1.5 million, which reduces availability under the Revolving Facility to $98.5 million.
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
     Real Estate Investment Trust (REIT) Loans —As of June 30, 2005, the Company’s REIT loan balance includes the outstanding indebtedness of two hospitals for mortgage loans with real estate investment trusts entered into for the purpose of financing the land acquisition and construction costs. The interest rates on the outstanding REIT loans are based on a rate index tied to U.S. Treasury Notes plus a margin that was determined on the completion date of the respective hospital, and subsequently increases per year by 20 basis points. The principal and interest on the REIT loans are payable monthly over seven-year terms from the completion date of each hospital using extended period amortization schedules and include balloon payments at the end of each respective term. One loan is subject to extension for an additional seven years at the option of the Company. The other REIT loan is due in full in January 2006 and therefore, the outstanding balance is included in current portion of long-term debt and obligations under capital leases as of June 30, 2005. Borrowings under the REIT loans are collateralized by a pledge of the Company’s interest in the related hospitals’ property, equipment and certain other assets.
     As of June 30, 2005, in accordance with the related hospital operating agreements and as required by the lenders, the Company guaranteed 100% of the obligations of its subsidiary hospitals for the bank mortgage loans made under the REIT loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. The guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals’ failure to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. The average interest rate as of June 30, 2005 and September 30, 2004 on the REIT loans was 10.41% and 10.29%, respectively. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the Company’s consolidated balance sheets.
     Notes Payable to Various Lenders — The Company acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. In addition, two facilities in the Diagnostics Division financed leasehold improvements through notes payable collateralized by the improvements. Amounts borrowed under these notes are payable in monthly installments of principal and interest over four to seven year terms. Interest is at fixed and variable rates ranging from 5.84% to 8.00%.
     The Company has guaranteed certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan. At June 30, 2005, $37.0 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the Company’s consolidated balance sheets. These notes payable contain various covenants and restrictions including the maintenance of specific financial ratios and amounts and payment of dividends.
     Debt Covenants —The Company was in compliance with all covenants in the instruments governing its outstanding debt at June 30, 2005; however, the Company anticipates being in violation of a certain financial ratio related to an equipment loan at Louisiana Heart Hospital at September 30, 2005. Accordingly, the total outstanding balance of this loan of $14.3 million has been included in current portion of long-term debt and obligations under capital leases as of June 30, 2005.
     Guarantees of Unconsolidated Affiliate’s Debt — The Company has guaranteed approximately 50% of the real estate and 30% of the equipment debt of its unconsolidated affiliate hospital. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At June 30, 2005, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $25.6 million and $6.4 million at June 30, 2005, respectively. Accordingly, the real estate debt and the equipment debt guaranteed by the Company was approximately $12.8 million and $1.9 million, respectively, at June 30, 2005. These guarantees expire concurrent with the terms of the related real

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
estate and equipment loans and would require the Company to perform under the guarantee in the event of the affiliate hospital’s failure to perform under the related loan. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the Company’s balance sheets.
     Interest Rate Swaps — Three of the Company’s consolidated hospitals entered into fixed interest rate swaps during fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus an applicable margin for two of the hospitals and at 4.60% plus an applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the bank mortgage debt for these hospitals as part of the financing transaction in fiscal 2004. The Company did not terminate the interest rate swaps as part of the financing transaction and the fixed interest rate swaps have not been utilized as a hedge of variable rate debt obligations. Accordingly, changes in the valuation of the interest rate swaps have been recorded as a component of interest expense. The fair value of the interest rate swaps at June 30, 2005 was an obligation of $0.3 million, resulting in an unrealized gain of approximately $0.1 million and $0.8 million during the three and nine months ended June 30, 2005, respectively.
8. Liability Insurance Coverage
     During June 2004, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim, subject to an additional amount of retained liability of $2.0 million per claim and $4.0 million in the aggregate for claims reported during the policy year at one of its hospitals. During June 2005, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the Diagnostics Division.
     Because of the Company’s self-insured retention levels, the Company recognizes a liability for its estimate of amounts, up to the amount of the Company’s retained liability it believes may be paid to resolve each malpractice claim. As of June 30, 2005 and September 30, 2004, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.6 million and $5.4 million, respectively, which is included in current liabilities in the Company’s consolidated balance sheets.
9. Per Share Data
     The calculation of diluted earnings per share considers the potentially dilutive effect of options to purchase 2,368,243 and 2,966,868 shares of common stock outstanding at June 30, 2005 and 2004, respectively, at prices ranging from $4.75 to $26.46. Of these options, 989,418 were not included in the calculation of diluted earnings per share for the three months ended June 30, 2004, and 120,000 and 1,246,668 were not included for the nine months ended June 30, 2005 and 2004, respectively, as such shares were anti-dilutive for the periods.
10. Contingencies
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
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted against the Company by various claimants, and additional claims that may be asserted for known incidents through June 30, 2005. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is attempting to protect its interests in all such claims and actions.
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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
11. Reportable Segment Information
     The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenue:
Hospital Division	$181,068	$162,573	$530,541	$457,521
Diagnostics Division	12,971	11,749	38,427	36,864
Corporate and other	1,077	1,843	2,922	5,583

Consolidated totals	$195,116	$176,165	$571,890	$499,968

Income (loss) from operations:
Hospital Division	$16,746	$12,237	$49,977	$30,377
Diagnostics Division	2,016	1,964	6,321	6,590
Corporate and other	(2,252)	(1,981)	(6,836)	(5,491)

Consolidated totals	$16,510	$12,220	$49,462	$31,476

Depreciation and amortization:
Hospital Division	$7,967	$9,426	$24,091	26,446
Diagnostics Division	1,567	1,531	4,618	4,663
Corporate and other	273	254	845	835

Consolidated totals	$9,807	$11,211	$29,554	$31,944

Interest expense (income), net:
Hospital Division	$8,369	$8,017	$23,550	$22,871
Diagnostics Division	50	156	183	471
Corporate and other	(850)	(1,520)	(1,392)	(4,018)

Consolidated totals	$7,569	$6,653	$22,341	$19,324

Capital expenditures:
Hospital Division	$2,305	$4,478	$11,135	$33,113
Diagnostics Division	330	1,076	1,730	2,370
Corporate and other	747	85	1,663	3,342

Consolidated totals	$3,382	$5,639	$14,528	$38,825

	June 30,	September 30,
	2005	2004
Aggregate identifiable assets:
Hospital Division	$581,298	$623,527
Diagnostics Division	42,069	43,215
Corporate and other	147,337	87,494

Consolidated totals	$770,704	$754,236

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

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$124,040	$18,019	$—	$142,059
Accounts receivable, net	—	—	4,403	94,695	—	99,098
Medical supplies	—	—	105	21,540	—	21,645
Deferred income tax assets	—	—	7,631	—	—	7,631
Intercompany notes and other receivables	—	—	16,957	—	(16,957)	—
Prepaid expenses and other current assets	—	—	2,075	3,419	—	5,494
Current assets of discontinued operations	—	—	—	1,297	—	1,297

Total current assets	—	—	155,211	138,970	(16,957)	277,224
Property and equipment, net	—	—	21,404	373,835	—	395,239
Investments in and advances to affiliates, net	—	—	5,031	817	—	5,848
Investments in subsidiaries	283,508	283,508	(11,536)	(63)	(555,417)	—
Goodwill	—	—	70,100	—	—	70,100
Other intangible assets, net	—	—	8,907	969	—	9,876
Intercompany notes receivable	—	—	309,485	—	(309,485)	—
Other assets	—	—	8,779	3,638	—	12,417

Total assets	$283,508	$283,508	$567,381	$518,166	$(881,859)	$770,704

Current liabilities:
Accounts payable	$—	$—	$983	$43,223	$—	$44,206
Income taxes payable	—	—	1,485	—		1,485
Accrued compensation and benefits	—	—	7,207	18,106	—	25,313
Accrued property taxes	—	—	123	4,933	—	5,056
Other accrued liabilities	—	—	10,010	7,616	—	17,626
Intercompany notes and other payables	—	—	—	16,957	(16,957)	—
Current portion of long- term debt and obligations under capital leases	—	—	2,439	55,966	—	58,405
Current liabilities of discontinued operations	—	—	—	455	—	455

Total current liabilities	—	—	22,247	147,256	(16,957)	152,546
Long- term debt	—	—	247,845	47,258	—	295,103
Obligations under capital leases	—	—	1,743	1,968	—	3,711
Intercompany notes payable	—	—	—	309,485	(309,485)	—
Deferred income tax liabilities	—	—	12,038	—	—	12,038
Other long- term obligations	—	—	—	808	—	808
Long term liabilities of discontinued operations	—	—	—	—	—	—

Total liabilities	—	—	283,873	506,775	(326,442)	464,206
Minority interest in equity of consolidated subsidiaries	—	—	—	—	22,990	22,990
Total stockholders’ equity	283,508	283,508	283,508	11,391	(578,407)	283,508

Total liabilities and stockholders’ equity	$283,508	$283,508	$567,381	$518,166	$(881,859)	$770,704

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$56,122	$16,188	$—	$72,310
Accounts receivable, net	—	—	3,784	89,013	—	92,797
Medical supplies	—	—	106	22,099	—	22,205
Deferred income tax assets	—	—	11,972	—	—	11,972
Intercompany notes and other receivables	—	—	23,274	—	(23,274)	—
Prepaid expenses and other current assets	—	—	5,259	2,679	—	7,938
Current assets of discontinued operations	—	—	—	2,403	—	2,403

Total current assets	—	—	100,517	132,382	(23,274)	209,625
Property and equipment, net	—	—	23,297	387,611	—	410,908
Investments in and advances to affiliates, net	—	—	5,212	817	—	6,029
Investments in subsidiaries	263,648	263,648	(28,741)	(31)	(498,524)	—
Goodwill	—	—	70,100	—	—	70,100
Other intangible assets, net	—	—	9,753	993	—	10,746
Intercompany notes receivables	—	—	349,370	—	(349,370)	—
Other assets	—	—	9,898	3,575	—	13,473
Long-term assets of discontinued operations	—	—	4,900	28,455	—	33,355

Total assets	$263,648	$263,648	$544,306	$553,802	$(871,168)	$754,236

Current liabilities:
Accounts payable	$—	$—	$697	$45,675	$—	$46,372
Income taxes payable	—	—	533	—	—	533
Accrued compensation and benefits	—	—	8,641	17,273	—	25,914
Accrued property taxes	—	—	53	6,512	—	6,565
Other accrued liabilities	—	—	7,519	8,449	—	15,968
Intercompany notes and other payables	—	—	—	20,955	(20,955)	—
Current portion of long- term debt and obligations under capital leases	—	—	2,010	7,862	—	9,872
Current liabilities of discontinued operations	—	—	—	4,039	(2,319)	1,720

Total current liabilities	—	—	19,453	110,765	(23,274)	106,944
Long- term debt	—	—	248,750	97,256	—	346,006
Obligations under capital leases	—	—	2,961	2,680	—	5,641
Intercompany notes payable	—	—	—	315,126	(315,126)	—
Deferred income tax liabilities	—	—	9,494	—	—	9,494
Other long- term obligations	—	—	—	7,330	—	7,330
Long-term liabilities of discontinued operations	—	—	—	34,244	(34,244)	—

Total liabilities	—	—	280,658	567,401	(372,644)	475,415
Minority interest in equity of consolidated subsidiaries	—	—	—	—	15,173	15,173
Total stockholders’ equity	263,648	263,648	263,648	(13,599)	(513,697)	263,648

Total liabilities and stockholders’ equity	$263,648	$263,648	$544,306	$553,802	$(871,168)	$754,236

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2005

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,386	$189,202	$(2,472)	$195,116
Total operating expenses			10,941	170,137	(2,472)	178,606

Income (loss) from operations	—	—	(2,555)	19,065	—	16,510
Interest expense	—	—	(5,637)	(2,817)	—	(8,454)
Interest and other income (expense), net	—	—	6,434	(5,547)	—	887
Equity in net earnings of unconsolidated affiliates	2,749	2,749	7,525	—	(12,124)	899

Income before minority interest, income taxes and discontinued operations	2,749	2,749	5,767	10,701	(12,124)	9,842
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(3,956)	(3,956)

Income before income taxes and discontinued operations	2,749	2,749	5,767	10,701	(16,080)	5,886
Income tax expense	—	—	(2,528)	—	—	(2,528)

Income from continuing operations	2,749	2,749	3,239	10,701	(16,080)	3,358
Loss from discontinued operations	—	—	(490)	(119)	—	(609)

Net income	$2,749	$2,749	$2,749	$10,582	$(16,080)	$2,749

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2004

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,442	$170,166	$(2,443)	$176,165
Total operating expenses			10,785	155,603	(2,443)	163,945

Income (loss) from operations	—	—	(2,343)	14,563	—	12,220
Interest expense	—	—	(322)	(6,541)	—	(6,863)
Interest and other income (expense), net	—	—	1,706	(1,488)	—	218
Equity in net earnings of unconsolidated affiliates	1,380	1,380	2,996	(5)	(4,851)	900

Income before minority interest, income taxes and discontinued operations	1,380	1,380	2,037	6,529	(4,851)	6,475
Minority interest share of losses of consolidated subsidiaries	—	—	—	—	(2,852)	(2,852)

Income before income taxes and discontinued operations	1,380	1,380	2,037	6,529	(7,703)	3,623
Income tax expense	—	—	(1,169)	—	—	(1,169)

Income from continuing operations	1,380	1,380	868	6,529	(7,703)	2,454
Income (loss) from discontinued operations	—	—	512	(1,586)	—	(1,074)

Net income	$1,380	$1,380	$1,380	$4,943	$(7,703)	$1,380

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2005

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$24,784	$554,556	$(7,450)	$571,890
Total operating expenses			32,318	497,560	(7,450)	522,428

Income (loss) from operations	—	—	(7,534)	56,996	—	49,462
Interest expense	—	—	(16,668)	(7,559)	—	(24,227)
Interest and other income (expense), net	—	—	17,882	(15,979)	—	1,903
Equity in net earnings of unconsolidated affiliates	11,092	11,092	32,155	—	(51,785)	2,554

Income before minority interest, income taxes and discontinued operations	11,092	11,092	25,835	33,458	(51,785)	29,692
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(12,357)	(12,357)

Income before income taxes and discontinued operations	11,092	11,092	25,835	33,458	(64,142)	17,335
Income tax expense	—	—	(7,107)	—	—	(7,107)

Income from continuing operations	11,092	11,092	18,728	33,458	(64,142)	10,228
Income (loss) from discontinued operations	—	—	(7,636)	8,500	—	864

Net income	$11,092	$11,092	$11,092	$41,958	$(64,142)	$11,092

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2004

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$24,820	$481,639	$(6,491)	$499,968
Total operating expenses			32,005	442,978	(6,491)	468,492

Income (loss) from operations	—	—	(7,185)	38,661	—	31,476
Interest expense	—	—	(1,105)	(18,820)	—	(19,925)
Interest and other income (expense), net	—	—	4,673	(4,059)	—	614
Equity in net earnings of unconsolidated affiliates	3,088	3,088	8,367	435	(12,354)	2,624

Income before minority interest, income taxes and discontinued operations	3,088	3,088	4,750	16,217	(12,354)	14,789
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(3,878)	(3,878)

Income before income taxes and discontinued operations	3,088	3,088	4,750	16,217	(16,232)	10,911
Income tax expense	—	—	(3,978)	—	—	(3,978)

Income from continuing operations	3,088	3,088	772	16,217	(16,232)	6,933
Income (loss) from discontinued operations	—	—	2,316	(6,161)	—	(3,845)

Net income	$3,088	$3,088	$3,088	$10,056	$(16,232)	$3,088

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by operating activities	$—	$6,100	$39,750	$—	$45,850
Net cash provided by (used in) investing activities	(8,691)	14,006	26,992	(3,281)	29,026
Net cash provided by (used in) financing activities	8,691	47,812	(64,911)	3,281	(5,127)

Increase in cash and cash equivalents	—	67,918	1,831	—	69,749
Cash and cash equivalents:
Beginning of period	—	56,122	16,188	—	72,310

End of period	$—	$124,040	$18,019	$—	$142,059

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by operating activities	$—	$6,215	$32,330	$—	$38,545
Net cash provided by (used in) investing activities	(842)	16,412	(48,078)	(15,301)	(47,809)
Net cash provided by (used in) financing activities	842	(25,345)	14,729	15,301	5,527

Decrease in cash and cash equivalents	—	(2,718)	(1,019)	—	(3,737)
Cash and cash equivalents:
Beginning of period	—	77,911	15,320	—	93,231

End of period	$—	$75,193	$14,301	$—	$89,494

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
     In addition to our hospitals, we own and/or manage cardiac diagnostic and therapeutic facilities. We began our cardiac diagnostic and therapeutic business in 1989. We currently own and/or manage twenty-seven cardiac diagnostic and therapeutic facilities. Eleven of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and sometimes therapeutic procedures. The remaining facilities are not located at hospitals and offer only diagnostic services. We also provide consulting and management services tailored primarily to cardiologists and cardiovascular surgeons.
     Basis of Consolidation. We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control and are not the primary beneficiary. Accordingly, the one hospital in which we hold a minority interest at June 30, 2005, Avera Heart Hospital of South Dakota, is excluded from the net revenue and operating expenses of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are not consolidated. Our minority interest in these entities’ results of operations for the periods discussed is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting.
     During the first quarter of fiscal 2005, we closed The Heart Hospital of Milwaukee and sold substantially all of the hospital’s assets. Accordingly, for the three and nine months ended June 30, 2005 and 2004, the results of operations and the related gain on the sale of the assets have been excluded from continuing operations and instead are reported in income (loss) from discontinued operations.
     Same Facility Hospitals. We include in our same facility data only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for the hospital division for the nine months ended June 30, 2005, we exclude the results of operations of Texsan Heart Hospital, which opened in January 2004, and Heart Hospital of Lafayette, which opened in March 2004.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our divisions to consolidated net revenue in the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
Division	2005	2004	2005	2004
Hospital	92.8%	92.3%	92.8%	91.5%
Diagnostics	6.6%	6.7%	6.7%	7.4%
Corporate and other	0.6%	1.0%	0.5%	1.1%

Net Revenue	100.0%	100.0%	100.0%	100.0%

     Revenue Sources by Payor. We receive payments for our services rendered to patients from the Medicare and Medicaid programs, commercial insurers and health maintenance organizations and from our patients directly. Generally, our net revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since cardiovascular disease disproportionately affects those age 55 and older, the proportion of net revenue we derive from the Medicare program is higher than that of most general acute care hospitals. The following table sets forth the percentage of consolidated net revenue we earned by category of payor in the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
Payor	2005	2004	2005	2004
Medicare	48.0%	49.7%	48.7%	48.1%
Medicaid	4.1%	3.3%	4.2%	3.9%
Commercial and other, including self-pay	47.9%	47.0%	47.1%	48.0%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

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
     Moratorium. Through June 8, 2005, the Medicare Modernization Act prohibited reliance upon the whole hospital exception by new “specialty hospitals,” as defined by the Medicare Modernization Act, and imposed limitations on the activities of specialty hospitals in operation or under development as of November 18, 2003. While the Medicare Modernization Act has lapsed, certain legislation is pending that would extend its provisions. We cannot predict the long-term impact of this or other proposed legislation on our business given the uncertainty involved with regulatory changes.
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Statement of Operations Data. The following table presents, for the periods indicated, our results of operations in dollars and as a percentage of net revenue:

	Three Months Ended June 30,
			Increase / Decrease		% of Net Revenue
	2005	2004	$	%	2005	2004
		(in thousands)
Net revenue	$195,116	$176,165	$18,951	10.8%	100.0%	100.0%
Operating expenses:
Personnel expense	58,663	54,818	3,845	7.0%	30.1%	31.1%
Medical supplies expense	55,838	50,983	4,855	9.5%	28.6%	28.9%
Bad debt expense	14,814	9,556	5,258	55.0%	7.6%	5.4%
Other operating expenses	39,313	37,353	1,960	5.2%	20.2%	21.3%
Depreciation	9,517	10,921	(1,404)	(12.9)%	4.9%	6.2%
Amortization	290	290	—	—	0.1%	0.2%
Loss on disposal of property, equipment and other assets	171	24	147	612.5%	—	—

Total operating expenses	178,606	163,945	14,661	8.9%	91.5%	93.1%

Income from operations	16,510	12,220	4,290	35.1%	8.5%	6.9%
Other income (expenses):
Interest expense	(8,454)	(6,863)	1,591	23.2%	(4.3)%	(3.9)%
Interest and other income, net	887	218	669	306.9%	0.4%	0.1%
Equity in net earnings of unconsolidated affiliates	899	900	(1)	(0.1)%	0.5%	0.5%

Total other expenses, net	(6,668)	(5,745)	923	16.1%	(3.4)%	(3.3)%

Income from continuing operations before minority interest, income taxes and discontinued operations	9,842	6,475	3,367	52.0%	5.1%	3.6%
Minority interest share of earnings of consolidated subsidiaries	(3,956)	(2,852)	1,104	38.7%	(2.0)%	(1.6)%

Income from continuing operations before income taxes and discontinued operations	5,886	3,623	2,263	62.5%	3.1%	2.0%
Income tax expense	2,528	1,169	1,359	116.3%	1.3%	0.7%

Income from continuing operations	3,358	2,454	904	36.8%	1.8%	1.3%
Loss from discontinued operations, net of taxes	(609)	(1,074)	(465)	(43.3)%	(0.3)%	(0.6)%

Net income	$2,749	$1,380	$1,369	99.2%	1.5%	0.7%

The following table presents, for the periods indicated, selected operating data on a consolidated basis:

	Three Months Ended June 30,
	2005	2004	% Change
Selected Operating Data (consolidated) (a):
Number of hospitals	11	11
Licensed beds ( b )	672	672
Staffed and available beds ( c )	631	601
Admissions ( d )	11,345	10,774	5.3%
Adjusted admissions ( e )	14,963	13,713	9.1%
Patient days ( f )	39,232	36,460	7.6%
Adjusted patient days ( g )	51,443	46,255	11.2%
Average length of stay (days) ( h )	3.46	3.38	2.4%
Occupancy ( i )	68.3%	66.7%
Inpatient catheterization procedures	6,028	5,764	4.6%
Inpatient surgical procedures	3,104	2,758	12.5%
Hospital division revenue	$181,068	$162,573	11.4%

(a)	Selected operating data includes consolidated hospitals as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements. Beginning with the third quarter of fiscal 2005, Texsan Heart Hospital and Heart Hospital of Lafayette began to be reported as same facility.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient days. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.
     Net Revenue. Net revenue increased 10.8% or $18.9 million to $195.1 million for the three months ended June 30, 2005, the third quarter of our fiscal year 2005, from $176.2 million for the three months ended June 30, 2004, the third quarter of our fiscal year 2004. The increase was comprised of a $18.5 million increase in the hospital division and a $1.2 million increase in the diagnostics division, partially offset by a $0.8 million decrease in cardiology consulting and management operations.
     Of the $18.5 million increase in hospital division net revenue, $6.4 million was attributable to net revenue growth from our two newest hospitals: Texsan Heart Hospital, which opened January 13, 2004, and Heart Hospital of Lafayette, which opened March 2, 2004. The remaining $12.1 million increase was due to increases in procedure volume at other hospitals.
     On a consolidated basis, including our newest hospitals, admissions increased 5.3% and adjusted admissions increased 9.1% for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Also on a consolidated basis, inpatient catheterization procedures increased 4.6% and inpatient surgical procedures increased 12.5% period to period. While we experienced increases in both revenue and operating statistics for the hospital division as a whole for the comparable periods, the favorable trends at the majority of our hospitals were partially offset by lower admissions and lower net revenue at certain of our hospitals. We are monitoring the operations of all our facilities and we continue to take actions to improve the performance; however, as net revenue is influenced by a number of factors including payor mix, number and nature of procedures and overall admissions, the revenue trends at individual hospitals may experience unpredictable fluctuations.
     The $1.2 million increase in diagnostics division net revenue was primarily driven by the ramp-up of new facilities. Our newest diagnostic and therapeutic businesses contributed incremental revenue of $0.9 million. Same facility revenue increased by $0.3 million, which was primarily the net result of growth in the number of procedures performed at our facilities, including new services added, partially offset by a decline in the number of procedures performed in our mobile cardiac catheterization laboratories during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.
     Personnel expense. Personnel expense increased 7.0% to $58.7 million for the third quarter of fiscal 2005 from $54.8 million for the third quarter of fiscal 2004. As a percentage of net revenue, personnel expense decreased to 30.1% from 31.1% for the comparable periods. The $3.9 million increase in personnel expense was principally incurred in the hospital division, which experienced a net increase of $4.4 million. This net increase in the hospital division personnel costs was offset in part due to an elimination of a pass-through cost reimbursement arrangement in the physician management contracts in cardiology consulting and management operations.
     The overall growth in personnel expense at our hospitals was primarily attributable to the additional staffing to support the overall increase in admissions and surgical procedures in the third quarter of fiscal 2005 compared to the same period in fiscal 2004, as well as cost of living adjustments given to employees during the first quarter of fiscal 2005, partially offset by lower personnel costs at certain facilities as a result of cost cutting measures due to the lower revenue period over period. On an adjusted patient day basis, personnel expense decreased by 2.4% to $1,091 per adjusted patient day for the third quarter of fiscal 2005 compared to $1,119 per adjusted patient day for the third quarter of fiscal 2004.
     Medical supplies expense. Medical supplies expense increased 9.5% to $55.8 million for the third quarter of fiscal 2005 from $51.0 million for the third quarter of fiscal 2004. This $4.8 million increase in medical supplies expense was primarily incurred in the hospital division and was largely attributable to the increase in surgical procedures performed during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. As a percentage of revenue, medical supplies expense was comparable for the periods at 28.6% and 28.9% for the three months ended June 30, 2005 and 2004, respectively. On an adjusted patient day basis, medical supplies expense decreased by 1.2% to $1,009 per adjusted patient day for the third quarter of fiscal 2005 compared to $1,022 per adjusted patient day for the third quarter of fiscal 2004. In recent quarters, we have experienced an increase in cardiac procedures that use high-cost medical devices and supplies, such as automatic implantable cardioverter defibrillators (AICD) and drug-eluting stents. While medical supplies expense is comparable period-to-period, medical supplies expense in future periods will continue to be impacted by the number of procedures performed that use these high-cost devices and supplies.
     Bad debt expense. Bad debt expense increased 55.0% to $14.8 million for the third quarter of fiscal 2005 from $9.6 million for the third quarter of fiscal 2004. As a percentage of net revenue, bad debt expense was 7.6% for the third quarter of fiscal 2005 as compared to 5.4% for the third quarter of fiscal 2004. All of the increase on bad debt expense was incurred in the hospital division and while a portion of the $5.2 million change was partially attributable to the growth in net revenue, a significant portion of the increase in the hospital division was due to a high percentage of self-pay patients at certain facilities. For the hospital division, self-pay revenue as a percent of total revenue was 7.4% during the third quarter of fiscal 2005 compared to 5.5% during the same period in fiscal 2004. We anticipate future bad debt expense as a percentage of revenue to approximate the percentage recognized year-to-date in fiscal 2005, although payor mix will continue to have a significant impact on bad debt expense.
     Other operating expenses. Other operating expenses increased 5.2% to $39.3 million for the three months ended June 30, 2005 from $37.4 million for the three months ended June 30, 2004. The $1.9 million increase in other operating expenses was primarily due to incremental expenses, including contract services, to support the overall growth in operations, including diagnostic facilities developed and opened during and since the third quarter of fiscal 2004. Further, we incurred approximately $0.6 million in the three months ended June 30, 2005 to support our effort to ensure our first year compliance with the provisions of the Sarbanes-Oxley Act. As a percentage of revenue, other operating expenses decreased to 20.2% during the three months ended June 30, 2005 from 21.3% during the three months ended June 30, 2004.
     Depreciation. Depreciation decreased 12.9% to $9.5 million for the third quarter of fiscal 2005 as compared to $10.9 million for the third quarter of fiscal 2004. This $1.4 million decrease is the net result of equipment within the hospital division becoming fully depreciated during fiscal 2004 or during the first half of fiscal 2005, partially offset by higher depreciation in the other divisions.
     Interest expense. Interest expense increased 23.2% to $8.5 million for the third quarter of fiscal 2005 compared to $6.9 million for the third quarter of fiscal 2004. This $1.6 million increase in interest expense was primarily attributable to the increase in our overall cost of borrowings on debt compared to the debt that was repaid as a result of the refinancing transaction completed in the third quarter of fiscal 2004. In addition, our average outstanding debt was higher during the third quarter of fiscal 2005 as compared to the same period in fiscal 2004.
     Earnings allocated to minority interests. Earnings allocated to minority interests were $4.0 million for the third quarter of fiscal 2005 as compared to $2.9 million for the third quarter of fiscal 2004. This $1.1 million increase was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocating such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during the third quarter of fiscal 2005 compared to the same period of fiscal 2004. During the third quarter of fiscal 2004, we shared losses at one of our newest hospitals with our minority partners on a pro rata basis; however, during the third quarter of fiscal 2005, we were required by generally accepted accounting principles to recognize, for accounting purposes, a disproportionate 100% of the hospital’s loss such that no amounts were allocated to our minority partners. However, this provision does not relieve our minority investors from any of their obligations to make additional capital contributions if one of our hospitals requires additional cash to fund its operations. In addition, our earnings allocated to minority interests increased due to growth in earnings of certain of our established hospitals which were allocated to our minority partners on a pro rata basis. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
     We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of June 30, 2005, we had remaining cumulative disproportionate loss allocations of approximately $28.8 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in disproportionate allocation depending on their results of operations in future periods.
     Income taxes. Income tax expense was $2.5 million for the third quarter of fiscal 2005 compared to $1.2 million for the third quarter of fiscal 2004, which represents an effective tax rate of approximately 42.9% and 32.3%, respectively. The increase in income tax expense in the comparable periods reflects the overall increase in taxable income for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. The increase in the effective rate period-to-period represents the estimated impact of certain non-deductible items, changes in the state tax rate based on the allocation of earnings and other adjustments. We continue to have federal and state net operating loss carry forwards available from prior periods to offset the majority of its current tax liabilities.
     Loss from discontinued operations. During the first quarter of fiscal 2005, we closed and sold substantially all of the assets of The Heart Hospital of Milwaukee. Accordingly, the hospital is accounted for as discontinued operations. The loss from discontinued operations in the third quarter of fiscal 2005 mainly represents costs incurred with winding down the legal and financial obligations associated with the transaction as well as the net impact of revisions to certain liabilities and allowances, primarily income taxes, related to the closure of the facility. The loss from discontinued operations in the third quarter of fiscal 2004 represents the operating losses, net of the tax benefit of such losses, of the facility during the period.
Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004
     Statement of Operations Data. The following table presents, for the periods indicated, our results of operations in dollars and as a percentage of net revenue:

			Increase / Decrease		% of Net Revenue
	2005	2004	$	%	2005	2004
		(in thousands)
Net revenue	$571,890	$499,968	$71,922	14.4%	100.0%	100.0%
Operating expenses:
Personnel expense	175,278	154,245	21,033	13.6%	30.6%	30.9%
Medical supplies expense	163,888	138,940	24,948	18.0%	28.7%	27.8%
Bad debt expense	38,245	32,819	5,426	16.5%	6.7%	6.6%
Other operating expenses	115,218	105,468	9,750	9.2%	20.2%	21.0%
Pre-opening expenses	—	5,103	(5,103)	(100.0)%	—	1.0%
Depreciation	28,684	31,074	(2,390)	(7.7)%	5.0%	6.2%
Amortization	870	870	—	—	0.2%	0.2%
Loss (gain) on disposal of property, equipment and other assets	245	(27)	272	1007.4%	—	—

Total operating expenses	522,428	468,492	53,936	11.5%	91.4%	93.7%

Income from operations	49,462	31,476	17,986	57.1%	8.6%	6.3%
Other income (expenses):
Interest expense	(24,227)	(19,925)	4,302	21.6%	(4.2)%	(4.0)%
Interest and other income, net	1,903	614	1,289	209.9%	0.3%	0.2%
Equity in net earnings of unconsolidated affiliates	2,554	2,624	(70)	(2.7)%	0.4%	0.5%

Total other expenses, net	(19,770)	(16,687)	3,083	18.5%	(3.5)%	(3.3)%

Income from continuing operations before minority interest, income taxes and discontinued operations	29,692	14,789	14,903	100.8%	5.1%	3.0%
Minority interest share of earnings of consolidated subsidiaries	(12,357)	(3,878)	8,479	218.6%	(2.2)%	(0.8)%

Income from continuing operations before income taxes and discontinued operations	17,335	10,911	6,424	58.9%	2.9%	2.2%
Income tax expense	7,107	3,978	3,129	78.7%	1.2%	0.8%

Income from continuing operations	10,228	6,933	3,295	47.5%	1.7%	1.4%
Income (loss) from discontinued operations, net of taxes	864	(3,845)	4,709	122.5%	0.2%	(0.8)%

Net income	$11,092	$3,088	$8,004	259.2%	1.9%	0.6%

The following tables present, for the periods indicated, selected operating data on a consolidated basis and same facility basis:

	Nine Months Ended June 30,
	2005	2004	% Change
Selected Operating Data (consolidated) (a):
Number of hospitals	11	11
Licensed beds ( b )	672	672
Staffed and available beds ( c )	631	601
Admissions ( d )	33,947	30,985	9.6%
Adjusted admissions ( e )	44,851	39,188	14.5%
Patient days ( f )	118,893	108,119	10.0%
Adjusted patient days ( g )	156,264	136,451	14.5%
Average length of stay (days) ( h )	3.50	3.49	0.3%
Occupancy ( i )	69.0%	65.7%
Inpatient catheterization procedures	17,727	15,871	11.7%
Inpatient surgical procedures	9,030	7,768	16.2%
Hospital division revenue	$530,541	$457,521	16.0%

	Nine Months Ended June 30,
	2005	2004	% Change
Selected Operating Data (same facility) (a):
Number of hospitals	9	9
Licensed beds ( b )	580	580
Staffed and available beds ( c )	547	531
Admissions ( d )	30,414	29,797	2.1%
Adjusted admissions ( e )	40,749	37,804	7.8%
Patient days ( f )	106,099	104,247	1.8%
Adjusted patient days ( g )	141,431	131,945	7.2%
Average length of stay (days) ( h )	3.49	3.50	(0.3)%
Occupancy ( i )	71.0%	71.7%
Inpatient catheterization procedures	15,259	14,992	1.8%
Inpatient surgical procedures	8,171	7,489	9.1%
Hospital division revenue	$469,272	$436,131	7.6%

(a)	Selected operating data includes consolidated hospitals as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements. Same facility excludes the results of Texsan Heart Hospital and Heart Hospital of Lafayette.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient days. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

     Net Revenue. Net revenue increased 14.4% to $571.9 million for the nine months ended June 30, 2005 from $500.0 million for the nine months ended June 30, 2004. The $71.9 million increase in revenue was comprised of a $73.0 million increase in the hospital division and a $1.6 million increase in the diagnostics division, partially offset by a $2.7 million decrease in cardiology consulting and management operations.
     Of the $73.0 million increase in hospital division net revenue, $39.9 million was attributable to net revenue growth from our two newest hospitals, both of which were opened during fiscal 2004. The remaining $33.1 million increase in hospital division net revenue was due to growth among same facility hospitals. On a consolidated basis, hospital admissions increased 9.6% and adjusted admissions increased 14.5% for the first nine months of fiscal 2005 compared to the same period in fiscal 2004. Also on a consolidated basis, inpatient catheterization procedures increased 11.7% and inpatient surgical procedures increased 16.2% for the comparable nine-month periods in fiscal 2005 and fiscal 2004. Average length of stay increased slightly to 3.50 days for the current fiscal period compared to 3.49 days for the same prior fiscal period.
     The $33.1 million increase in net revenue contributed by same facility hospitals, along with the overall increases in admissions of 2.1%, adjusted admissions of 7.8%, inpatient catheterization procedures of 1.8% and inpatient surgical procedures of 9.1% at these hospitals, was largely due to the growth in volume at substantially all of our facilities period over period.
     The $1.6 million increase in diagnostics division net revenue was primarily driven by the ramp up or introduction of new facilities. New diagnostic and therapeutic businesses developed and opened during the first nine months of fiscal 2004 and since such time contributed incremental revenue of $2.8 million. This increase in revenue was partially offset by the dissolution of one of our hospital-based ventures late in the first quarter of fiscal 2004.
     Personnel expense. Personnel expense increased 13.6% to $175.3 million for the first nine months of fiscal 2005 from $154.3 million for the first nine months of fiscal 2004. As a percentage of net revenue, personnel expense decreased slightly to 30.6% from 30.9% for the comparable periods. The $21.0 million increase in personnel expense was principally incurred in the hospital division, with our two newest hospitals comprising $11.3 million of the increase and same facility hospitals accounting for an additional $11.7 million increase. The growth in personnel expense at our same facility hospitals was primarily attributable to the additional staffing to support the increase in admissions and surgical procedures in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004, as well as cost of living adjustments given to employees during the first quarter of fiscal 2005. On an adjusted patient day basis, personnel expense increased marginally for the hospital division to $1,074 per adjusted patient day for the nine-month period in fiscal 2005 compared to $1,061 per adjusted patient day for the same period in fiscal 2004. The increase in the hospital division personnel costs was offset in part due to an elimination of a pass-through cost reimbursement arrangement in the physician management contracts in our cardiology consulting and management operations.
     Medical supplies expense. Medical supplies expense increased 18.0% to $163.9 million for the nine months ended June 30, 2005 from $138.9 million for the nine months ended June 30, 2004. This $25.0 million increase in medical supplies expense was primarily incurred in the hospital division, with our two newest hospitals and our same facility hospitals accounting for $10.8 million and $13.9 million of the increase, respectively. The increase in same facility hospitals’ medical supplies expense was largely attributable to the increase in catheterization and surgical procedures performed during the first nine months of fiscal 2005 compared to the same period in fiscal 2004. In addition, during fiscal 2005 these procedures were disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies, such as AICDs and drug-eluting stents. Period to period, we experienced a 15.1% increase in the number of AICD procedures. We have experienced a general trend over recent fiscal quarters in which the number of surgical procedures involving AICDs and other higher cost medical devices and supplies has increased as a component of our mix of procedures. In addition, the increased usage of drug-eluting stents contributed to higher medical supplies expense during the nine-month period of fiscal 2005 compared to the same period in fiscal 2004. We estimate in our hospital division that, during the fiscal 2005 period, 80.2% of our cardiac procedures involving stents utilized drug-eluting stents compared to 58.3% in the fiscal 2004 period. In addition, our average utilization rate for drug-eluting stents in this division was 1.4 stents per case during the nine-month period of fiscal 2005. As a percentage of net revenue, medical supplies expense increased to 28.7% for the first nine months of fiscal 2005 from 27.8% for the first nine months of fiscal 2004. Medical supplies expense was $975 and $935 per adjusted patient day, an increase of 4.2%, for the nine months ended June 30, 2005 and 2004, respectively.
     Bad debt expense. Bad debt expense increased 16.5% to $38.2 million for the nine months ended June 30, 2005 from $32.8 million for the same time period in fiscal 2004. This $5.4 million increase in bad debt expense was driven by our newest hospitals, which had an increase of $4.2 million, combined with the net impact of unfavorable payor mix during the period. We have seen an increase in self-pay patients in both the hospital division and on a consolidated basis, period-to-period, which has had a negative impact on bad debt trends. As a percentage of net revenue, bad debt expense had a minimal increase to 6.7% for the first nine months of fiscal 2005 as compared to 6.6% for the first nine months of fiscal 2004.
     Other operating expenses. Other operating expenses increased 9.2% to $115.2 million for the nine months ended June 30, 2005 from $105.5 million for the nine months ended June 30, 2004. The $9.7 million increase in other operating expenses was due to overall increases in the hospital, diagnostic and corporate and other divisions of $7.4 million, $1.0 million and $1.3 million, respectively. The $7.4 million increase in the hospital division was primarily due to costs associated with the two new facilities. The $1.0 million increase in the diagnostics division other operating expenses period to period was due to the businesses developed and opened during and since the first nine months of fiscal 2004. The increase in the corporate and other division other operating expense was principally due to $1.3 million of consulting and other expenses incurred to support our effort to ensure compliance with the provisions of the Sarbanes-Oxley Act during the first nine months of fiscal 2005. As a percentage of revenue, other operating expenses decreased to 20.2% from 21.0% for the nine months ended June 30, 2005 and 2004, respectively.
     Pre-opening expenses. There were no pre-opening expenses incurred for the first nine months of fiscal 2005 versus $5.1 million that was incurred for the same period in fiscal 2004. Pre-opening expenses represent costs specifically related to projects under development, primarily new hospitals. Upon opening Heart Hospital of Lafayette during the second quarter of fiscal 2004, we have completed our hospital expansion plans that commenced in 2001 following completion of our initial public offering, and we do not currently have any other hospitals under development. Accordingly, we are no longer incurring pre-opening expenses. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.
     Depreciation. Depreciation decreased 7.7% to $28.7 million for the nine months ended June 30, 2005 as compared to $31.1 million for the nine months ended June 30, 2004. This $2.4 million decrease is the net result of equipment within the hospital division becoming fully depreciated during fiscal 2004 or during the first half of fiscal 2005.
     Interest expense. Interest expense increased 21.6% to $24.2 million for the nine-month period in fiscal 2005 compared to $19.9 million for the nine-month period in fiscal 2004. This $4.3 million increase in interest expense was primarily attributable to the increase in our overall cost of borrowings on debt compared to the debt that was repaid, as a result of the refinancing transaction completed in the third quarter of fiscal 2004. In addition, our average outstanding debt was higher during the comparable periods. Further, we capitalized approximately $0.6 million of interest expense as part of the capitalized construction costs of our hospitals that were still under development during the first part of fiscal 2004.
     Interest and other income, net. Interest and other income, net increased 209.9% to $1.9 million for the nine-month period in fiscal 2005 compared to $0.6 million for the nine-month period in fiscal 2004. This $1.3 million increase is due to interest earned on available cash and cash equivalents as our cash position has increased by approximately $52.6 million from June 30, 2004 to June 30, 2005.
     Earnings allocated to minority interests. Earnings allocated to minority interests increased to $12.4 million for the first nine months of fiscal 2005 from $3.9 million for the first nine months of fiscal 2004. This $8.5 million increase in earnings allocated to minority interests was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocating such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during the first nine months of fiscal 2005 compared to the same period of fiscal 2004. Our earnings allocated to minority interests increased partially due to an increase in earnings of certain of our same facility hospitals which were allocated to our minority partners on a pro rata basis. In addition, during a portion of the first nine months of fiscal 2004, we shared losses at our two newest hospitals with our minority partners on a pro rata basis; however, during the same period in fiscal 2005, we were required by generally accepted accounting principles to recognize, for accounting purposes, a disproportionate 100% of the hospitals losses such that no amounts were allocated to our minority partners. However, this provision does not relieve our minority investors from any of their obligations to make additional capital contributions if one of our hospitals requires additional cash to fund its operations. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
     Income taxes. Income tax expense was $7.1 million for the first nine months of fiscal 2005 compared to $4.0 million for the first nine months of fiscal 2004, which represents an effective tax rate of approximately 41.0% and 36.5%, respectively. The increases in income tax expense and the effective rate in the comparable periods reflect the overall increase in taxable income in fiscal 2005 as compared to fiscal 2004 and the increase in the estimated impact of non-deductible items, changes in the state tax rate based on the allocation of earnings and other adjustments period-to-period. The Company continues to have federal and state net operating loss carry forwards available from prior periods to offset the majority of its current tax liabilities.
     Income (loss) from discontinued operations. During the first quarter of fiscal 2005, we closed and sold substantially all of the assets of The Heart Hospital of Milwaukee. Accordingly, the hospital is accounted for as discontinued operations. Income from discontinued operations in the fiscal 2005 period reflects the gain on the sale of the assets of approximately $9.3 million, partially offset by operating losses, shut-down costs and the overall income tax expense associated with the facility. The loss from discontinued operations in fiscal 2004 period represents the operating losses, net of the tax benefit of such losses, of the facility during the period.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital was $124.7 million at June 30, 2005 and $102.7 million at September 30, 2004. The increase of $22.0 million in working capital primarily resulted from increases in cash and cash equivalents and accounts receivable, offset in part by an increase in current portion of long-term debt and obligations under capital leases.

     The increase in cash and cash equivalents was driven by the gross cash received of $42.5 million as a result of the sale of The Heart Hospital of Milwaukee during the first quarter of fiscal 2005 and the cash received from the exercise of stock options during fiscal 2005. The increase in accounts receivable was primarily attributable to the cumulative growth in our net revenue on a quarterly basis. The increase in the current portion of long-term debt is due to the Company anticipating being in violation of a certain financial ratio related to an equipment loan at Louisiana Heart Hospital at September 30, 2005 and the mortgage loan at one of our facilities maturing in January 2006. Therefore, these loans are considered current as of June 30, 2005, whereas the amounts were still considered long-term as of September 30, 2004.
     Our operating activities provided net cash of $45.9 million for the first nine months of fiscal 2005 compared to net cash provided of $38.5 million for the first nine months of fiscal 2004. The improvement in operating cash flow is a direct result of the overall improvement in the net income period-to-period and various fluctuations in components of working capital in the periods.
     Our investing activities provided net cash of $29.0 million for the first nine months of fiscal 2005 compared to net cash used of $47.8 million for the first nine months of fiscal 2004. The $29.0 million of net cash provided by investing activities in the first nine months of fiscal 2005 was primarily due to the proceeds from the sale of The Heart Hospital of Milwaukee, offset in part by capital expenditures for the period. The $47.8 million of net cash used by investing activities for the first nine months of fiscal 2004 was primarily due to our capital expenditures, related mostly to our hospitals under development during the period, including $12.1 million of cash used for The Heart Hospital of Milwaukee. This use of cash was partially offset by the proceeds from the sale of certain property and equipment. Even though we have completed our hospital expansion plans and we do not currently have any other hospitals under development, we expect to continue to use cash in investing activities in future periods. The amount will depend largely on the type and size of strategic investments we make in future periods.
     Our financing activities used net cash of $5.1 million for the first nine months of fiscal 2005 compared to net cash provided of $5.5 million for the first nine months of fiscal 2004. The $5.1 million of net cash used by financing activities for the first nine months of fiscal 2005 was primarily the result of distributions to, net of investments by, minority partners and the repayment of long-term debt and obligations under capital leases partially offset by proceeds from exercised stock options. The $5.5 million of net cash provided by financing activities for the first nine months of fiscal 2004 was the result of proceeds from the issuance of long-term debt, inclusive of debt transactions included as a part of discontinued operations, offset in part by repayments of long-term debt and obligations under capital leases obligations as well as distributions to minority partners.
     Capital Expenditures. Expenditures for property and equipment for the first nine months of fiscal years 2005 and 2004 were $14.5 million and $38.8 million, respectively. For the first nine months of fiscal 2005, our capital expenditures principally were focused on improvements to and expansion of existing facilities, whereas approximately $28.6 million of expenditures where made in the first nine months of fiscal 2004 for our two newest facilities. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
     Obligations and Availability of Financing. At June 30, 2005, we had $357.2 million of outstanding debt and capital leases, $58.4 million of which was classified as current. Of this amount outstanding, $150.0 million was outstanding under our 9 7/8% senior notes, $99.0 million was outstanding under our Senior Secured Credit Facility and $104.2 million was outstanding to lenders to our hospitals. The remaining $4.0 million of debt was outstanding to lenders to our diagnostic services and corporate and other divisions under capital leases and other miscellaneous indebtedness, primarily equipment notes payable.
     No amounts were outstanding under our $100.0 million revolving credit facility at June 30, 2005. At the same date, however, we had letters of credit outstanding of $1.5 million, which reduced our availability under this facility to $98.5 million, subject to limitations on our total indebtedness as stipulated under other debt agreements.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. We were in compliance with all covenants in the instruments governing our outstanding debt at June 30, 2005. As previously noted, the Company anticipates being in violation of a certain financial ratio related to an equipment loan at one hospital at September 30, 2005 and such loan, which has an outstanding balance of $14.3 million, has been classified as current as of June 30, 2005. We are currently working with the equipment lender on various options related to this loan.
     At June 30, 2005, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
     We also guarantee approximately 50% of the real estate and 30% of the equipment debt of Avera Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at June 30, 2005. We provide such guarantee in exchange for a fee from the hospital. At June 30, 2005, Avera Heart Hospital of South Dakota was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $25.6 million and $6.4 million, respectively, at June 30, 2005. Accordingly, the real estate debt and the equipment debt guaranteed by us was approximately $12.8 million and $1.9 million, respectively, at June 30, 2005.
     We believe that cash on hand, internally generated cash flows and available borrowings under our Senior Secured Credit Facility will be sufficient to finance execution of our business plan, capital expenditures and our working capital requirements for the next 12 to

18 months.
     Intercompany Financing Arrangements. We provide secured real estate and equipment financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital loans outstanding as of June 30, 2005 was $337.7 million.
     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan amortizes based on a 20-year term, matures on June 30, 2011 and accrues interest at either variable rates based on LIBOR plus an applicable margin or a fixed rate based on June 2011 treasury yield plus an applicable margin. The weighted average interest rate for the intercompany real estate loans at June 30, 2005 was 6.66%.
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 1 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 5.75% to 7.50% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at June 30, 2005 was 6.68%.
     We receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans. We use intercompany financing arrangements to provide cash support to individual hospitals for their working capital needs, including the needs of our new hospitals during the ramp-up period and any periodic or on-going needs of our hospitals. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinated to each hospital’s third-party mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of the borrowing hospital’s accounts receivable. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand. As of June 30, 2005 and September 30, 2004, we held $89.0 million and $88.8 million, respectively, of intercompany notes and related accrued interest, net of advances from our hospitals. The aggregate amount of these intercompany loans and cash advances outstanding fluctuates from time to time depending upon our hospitals’ needs for capital resources.
     On December 1, 2004, we completed the sale of certain assets of The Heart Hospital of Milwaukee for $42.5 million. Of the proceeds received, approximately $37.0 million was used to repay The Heart Hospital of Milwaukee’s intercompany secured loans, thereby increasing our consolidated cash position on such date. As part of the terms of the sale, we were required to close the hospital. As such, we incurred costs associated with the closing of the hospital, in addition to costs associated with completing the sale and additional operating expenses. As stipulated by the covenants of our Senior Secured Credit Facility, within 300 days after the receipt of the net proceeds, we may use the proceeds for capital expenditures or other permitted investments, or identify a similar usage of the proceeds, so long as such usage occurs within 300 days of the date identified. Any net proceeds not identified or invested within this time period will then be used to repay principal of senior secured indebtedness.
Forward-Looking Statements
     Some of the statements and matters discussed in our Annual Report on Form 10-K for the year ended September 30, 2004, in this report and in exhibits to these reports constitute forward-looking statements. Words such as expects, anticipates, approximates, believes, estimates, intends and hopes and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report and its exhibits include, among others, statements about the following:
•	the impact of proposed legislation to extend the provisions of the Medicare Prescription Drug Improvement and Modernization Act of 2003 and other healthcare reform initiatives,

•	changes in Medicare and Medicaid reimbursement levels,

•	unanticipated delays in achieving expected operating results at our newest hospitals,

•	difficulties in executing our strategies,

•	our relationships with physicians who use our hospitals,

•	competition from other hospitals,

•	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our hospitals,

•	our information systems,

•	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

•	liability and other claims asserted against us,

•	changes in medical or other technology, and

•	market specific or general economic downturns.
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
     As required by their mortgage loans, three of our consolidated hospitals entered into fixed interest rate swaps during fiscal year 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.60% plus the applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the mortgage debt for these three hospitals as part of the financing transaction in fiscal 2004. We did not terminate the interest rate swaps as part of the financing transaction and the fixed interest rate swaps have not been utilized as a hedge of variable debt obligations. Accordingly, changes in the valuation of the interest rate swaps have been recorded as a component of interest expense. The fair value of the interest rate swaps at June 30, 2005 was an obligation of approximately $0.3 million. We recognized an unrealized gain of approximately $0.1 million and $0.8 million for the three and nine months ended June 30, 2005, respectively, due to changes in the fair value of these swaps.
     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at June 30, 2005 includes approximately $113.7 million of variable rate debt at an approximate average interest rate of 6.03%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.9 million for the three months ended June 30, 2005.
Item 4. Controls and Procedures
     The chief executive officer and the executive vice president and chief financial officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation, as of June 30, 2005, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the chief executive officer and executive vice president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     No change in the company’s internal control over financial reporting was made during the fiscal quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MEDCATH CORPORATION
Dated: August 4, 2005	By:	/s/ JOHN T. CASEY
John T. Casey
Chief Executive Officer and Director (principal executive officer)

By:	/s/ JAMES E. HARRIS
James E. Harris
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ GARY S. BRYANT
Gary S. Bryant
Vice President - Controller (principal accounting officer)