Form 10-K
period 2005-09-30
MEDCATH CORP
filed 2005-12-14
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

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
Common Stock, $0.01 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of December 2, 2005, there were 18,581,085 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 31, 2005 was approximately $211.7 million (computed by reference to the closing sales price of such stock on the Nasdaq National Market® on such date).
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on March 1, 2006 are incorporated by reference into Part III of this Report.

MEDCATH CORPORATION
FORM 10-K

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94
Item 9A.	Controls and Procedures	94
Item 9B.	Other Information	94

PART III
Item 10.	Directors and Executive Officers of the Registrant	95
Item 11.	Executive Compensation	95
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock-Holder Matters	95
Item 13.	Certain Relationships and Related Transactions	95
Item 14.	Principal Accounting Fees and Services	95

PART IV
Item 15.	Exhibits, Financial Statements Schedules	95
SIGNATURES		100
Ex-10.51
Ex-10.52
Ex-10.53
Ex-10.54
Ex-10.55
Ex-10.56
Ex-10.57
Ex-10.58
Ex-12
Ex-21.1
Ex-23.1
Ex-23.2
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2
Ex-99.1

i

MARKET, RANKING AND OTHER DATA
      We make reference in this report to reports prepared by The Lewin Group, a nationally recognized consultant to the health and human services industries. In 1999, we engaged The Lewin Group to determine how cardiac care services provided in our hospitals compared on measures of patient severity, quality and community impact to cardiac services provided in peer community hospitals across the United States that perform open-heart surgery. The study, which has been updated annually, analyzed publicly available Medicare data for federal fiscal years 2000, 2001, 2002 and 2003 using an all patient refined-diagnosis related group cardiac mix index. Cardiac case mix index calculations were based on Medicare discharges and were calculated using the general approach used by the Centers for Medicare and Medicaid Services. Quality of care was measured through an analysis of in-hospital mortality, average length of stay, discharge destination and patient complications.
FORWARD-LOOKING STATEMENTS
      Some of the statements and matters discussed in this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report include, among others, statements about the following:

•	the impact of legislation proposed to extend provisions of the Medicare Prescription Drug Improvement and Modernization Act of 2003 and other healthcare reform initiatives,

•	changes in Medicare and Medicaid reimbursement levels,

•	unanticipated delays in achieving expected operating results at our newer hospitals,

•	difficulties in executing our strategy,

•	our relationships with physicians who use our facilities,

•	competition from other healthcare providers,

•	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our facilities,

•	our information systems,

•	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

•	liability and other claims asserted against us,

•	changes in medical devices or other technologies, and

•	market-specific or general economic downturns.
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

      Unless otherwise noted, the following references in this report will have the meanings below:

•	the terms the “Company,” “MedCath,” “we,” “us” and “our” refer to MedCath Corporation and its consolidated subsidiaries; and

•	references to fiscal years are to our fiscal years ending September 30. For example, “fiscal 2005” refers to our fiscal year ended September 30, 2005.

ii

PART I

Item 1.	Business
Overview
      We are a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence as well as with community hospital systems. We opened our first hospital in 1996 and currently have ownership interests in and operate twelve hospitals. We have majority ownership in eleven of these hospitals and a minority interest in one. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties. Our hospitals have a total of 727 licensed beds and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
      In addition to our hospitals, we own and/or manage cardiac diagnostic and therapeutic facilities. We began our cardiac diagnostic and therapeutic business in 1989. We currently own and/or manage twenty-seven cardiac diagnostic and therapeutic facilities. Eleven of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining sixteen facilities are not located at hospitals and offer only diagnostics services.
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
      We maintain an Internet website at: www.medcath.com that investors and interested parties can access, free-of-charge, to obtain copies of all reports, proxy and information statements and other information that the Company submits to the SEC as soon as reasonably practicable after we electronically submit such material to the SEC. This information includes copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.
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
Our Strengths
      Leading Local Market Positions in Growing Markets. Of our majority-owned hospitals, nine have achieved a number one or two ranking in the local market position for core business diagnosis-related group (DRG) procedures performed, as reported by Solucient, a leading source of healthcare business intelligence. We have included the following DRGs in determining our market share: cardiac catheterization; by-pass and valves; cardiovascular implantables and angioplasty; and vascular procedures. Historically, 90% to 95% of patients treated in our hospitals reside in markets where the population of those 55 years and older, the primary recipients of cardiac care services, is anticipated to increase between 4.3% and 24.5%, from 2004 to 2009, versus the national average of 12.1%.
      Geographically Diversified Portfolio of Facilities. We currently have ownership interests in and operate twelve hospitals in eight states and own and/or manage twenty-seven cardiac diagnostic and therapeutic facilities in eleven states. This diversifies our earnings base and reduces our exposure to any one geographic market.

      Superior Clinical Outcomes. We believe our hospitals, on average, provide more complex cardiac care, achieve lower mortality rates and a shorter average length of stay, adjusted for patient severity of illness, as compared to our competitors. Since 1999, we have engaged The Lewin Group, a national health and human services consulting group, to conduct a study on cardiovascular patient outcomes based on Medicare hospital inpatient discharge data. The Lewin study, which is updated annually, has consistently concluded that, on average, we treat a more complex mix of cardiac cases and our hospitals have lower mortality rates and shorter length of stay, adjusted for severity, for cardiac cases, than peer community hospitals. Specifically, the most recent Lewin study, which is based on 2003 Medicare reimbursement data, concluded that when compared to peer community hospitals, our hospitals, on average, had a 20% higher case mix for cardiac patients; exhibited a 17.8% lower mortality rate for Medicare cardiac cases, and had a shorter length of stay for cardiac cases at 3.69 days as compared to 4.79 days, after adjusting for severity.
      Efficient Quality Care Delivery Model. Our hospitals have innovative facility designs and operating characteristics that we believe enhance the quality of patient care and service and improve physician and staff productivity. The innovative characteristics of our hospital designs include: fully-equipped patient rooms capable of providing the majority of services needed during a patient’s entire length of stay; centrally located inpatient services that reduce the amount of transportation patients must endure; strategically located nursing stations that enable the same nursing rotation to serve the patient from admittance to discharge; and efficiently arranged departments and services that interact frequently. We believe our care delivery model leads to a high level of patient satisfaction. During fiscal 2005, 98% of patients who completed discharge surveys indicated that they would return to our hospital for any future procedures.
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
      Established Relationships with Community Hospital Systems. Community hospital systems are currently partners in two of our hospitals. In addition, we have management and partnership arrangements with community hospital systems in many of our cardiac diagnostic and therapeutic facilities. Further, during fiscal 2005, we announced a strategic alliance with a large hospital to manage that hospital’s cardiovascular services and to potentially develop a new heart institute in subsequent years. We attribute our success in establishing relationships with community hospital systems to our proven ability to work effectively with physicians and deliver quality cardiovascular care. Additionally, we believe many community hospital systems have found that forming a relationship with us is a more cost-effective means of providing cardiovascular care services and/or managing their cardiovascular programs than providing and/or managing these services or programs themselves.
      Strong Management Team. Our management team has extensive experience and relationships in the healthcare industry. Our chairman of the board and chief executive officer, John T. Casey, has over 30 years of experience in the healthcare industry, including extensive experience managing community hospital systems. In addition, James E. Harris has been our executive vice president and chief financial officer since 1999 and Thomas K. Hearn, who is the president of our diagnostics division and chief development officer, has been with the Company since 1995. Further, we are currently working to fill certain vacant management positions that will help strengthen our team.
Our Strategy
      Key components of our strategy include to:
      Improve Operating Performance. In markets where we have well-established hospitals, we intend to continue to focus on improving operating performance and increasing our leading market shares. At these hospitals and our cardiac diagnostic and therapeutic facilities, we intend to improve management processes and systems, improve labor efficiencies by staffing to patient volume and clinical needs and control supplies expense through more favorable group purchasing arrangements and inventory management. In addition, we intend to seek to increase revenue from all of our facilities, primarily through growth in patient volume.
      Proactively Manage Patient Length of Stay and Throughput. We are continuing to focus on improving productivity and operating efficiency. The Lewin Study noted that our overall length of stay is 23% less than our competition in our markets. With a significant percentage of our reimbursement being fixed, the lower we can drive our length of stay, while maintaining a high level of quality care, the less resources we consume. With a focus on throughput, we can continue to serve more patients and perform more procedures though our existing assets and personnel resources.
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
      Partner with Physicians. We intend to continue to pursue partnership opportunities with physicians. We believe allowing physicians to partner in the operations and management of our facilities provides further motivation for them to provide quality, cost-effective healthcare. Despite a proposed federal law to reinstate a moratorium on physician ownership in new specialty hospitals, we believe meaningful opportunities continue to exist to partner with physicians.
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
      Selectively Evaluate Acquisitions. We may selectively evaluate acquisitions of specialty and general acute care facilities in attractive markets throughout the United States and we will potentially consider opportunistic acquisitions of facilities where we believe we can improve clinical outcomes and operating performance. We will employ a disciplined approach to evaluating and qualifying acquisition opportunities.

Our Hospitals
      We currently have ownership interests in and operate twelve hospitals. The following table identifies key characteristics of these hospitals.

		MedCath		Licensed	Cath	Operating
Hospital	Location	Ownership	Opening Date	Beds	Labs	Rooms

Arkansas Heart Hospital	Little Rock, AR	70.3%	March 1997	84	6	3
Tucson Heart Hospital	Tucson, AZ	58.8%	October 1997	60	4	3
Arizona Heart Hospital	Phoenix, AZ	70.6%	June 1998	59	3	4
Heart Hospital of Austin	Austin, TX	70.9%	January 1999	58	4	3
Dayton Heart Hospital	Dayton, OH	66.5%	September 1999	47	4	3
Bakersfield Heart Hospital	Bakersfield, CA	53.3%	October 1999	47	4	3
Heart Hospital of New Mexico	Albuquerque, NM	72.0%	October 1999	55	4	3
Avera Heart Hospital of South Dakota(1)	Sioux Falls, SD	33.3%	March 2001	55	3	3
Harlingen Medical Center	Harlingen, TX	51.0%	October 2002	112	2	10
Louisiana Heart Hospital	St. Tammany Parish, LA	51.1%	February 2003	58	3	4
Texsan Heart Hospital	San Antonio, TX	51.0%	January 2004	60	4	4
Heart Hospital of Lafayette	Lafayette, LA	51.0%	March 2004	32	2	2

(1)	Avera Heart Hospital of South Dakota is the only hospital in which we do not have a majority ownership interest. We use the equity method of accounting for this hospital, which means that we include in our consolidated statement of operations only a percentage of the hospital’s reported net income for each reporting period. Avera Heart Hospital of South Dakota is licensed as a specialized hospital under state law.
      Before designing and constructing our first hospital, we consulted with our physician partners to analyze the operations, facilities and work flow of existing hospitals and found what we believed to be many inefficiencies in the way cardiovascular care was provided in existing hospitals. Based upon this analysis, we designed a hospital that we believed would enhance physician and staff productivity and allow for the provision of patient-focused care. Using subsequent operating experience and further input from physicians at our other hospitals, we refined our basic hospital layout to enable us to combine site selection, facility size and layout, staff and equipment to deliver quality cardiovascular care.
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
      Additional Capacity for Critical Cardiac Procedures. We design and construct our hospitals with more operating rooms and cardiac catheterization laboratories than we believe are available in the cardiovascular program of a typical general acute care hospital and we believe this increases physician productivity and patient satisfaction. This feature of our hospitals ensures that the physicians practicing in our hospitals will experience fewer conflicts in scheduling procedures for their patients. In addition, all of our operating rooms are designed primarily for cardiovascular procedures, which enable them to be used more efficiently by physicians and staff.
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
      Managed Diagnostic and Therapeutic Facilities. As of September 30, 2005, we owned and/or managed the operations of twenty-seven cardiac diagnostic and therapeutic facilities. The following table provides information about these facilities.

			MedCath
			Management	Termination or
		MedCath	Commencement	Next Renewal
Facility/Entity	Location	Ownership	Date(3)	Date

Joint Ventures:
Cape Cod Cardiology Services, LLC	Hyannis, MA	51%	1995	December 2015
Colorado Springs Cardiology Services, LLC(1)	Colorado Springs, CO	51%	1999	December 2017
Greensboro Heart Center, LLC	Greensboro, NC	51%	2001	July 2031
Wilmington Heart Center, LLC(1)	Wilmington, NC	51%	2001	December 2021
Center for Cardiac Sleep Medicine, LLC(1)	Lacombe, LA	51%	2004	December 2013
Caldwell Cardiology Services, LLC	Lenoir, NC	51%	2004	December 2013
Blue Ridge Cardiology Services, LLC(1)	Morganton, NC	50%	2004	December 2014
Brighton Center for Sleep Disorders, LLC(1)	Brighton, CO	51%	2005	December 2014

				MedCath
				Management	Termination or
		MedCath		Commencement	Next Renewal
Facility/Entity	Location	Ownership		Date(3)	Date

Managed Ventures:
Cardiac Testing Centers, PA	Summit & Springfield, NJ	100%(2)		1992	June 2022
Sun City Cardiac Center Associates(1)	Sun City, AZ	60%(2)		1992	October 2032
Heart Institute of Northern Arizona, LLC(1)	Kingman, AZ	100%(2)		1994	December 2034
Falmouth Hospital(1)	Falmouth, MA	100%(2)		2002	August 2006
Johnston Memorial Hospital	Smithfield, NC	100%(2)		2002	August 2008
Metuchen Nuclear Cardiology Assoc., PA(1)	Metuchen, NJ	100%(2)		2002	January 2032
Anna Jacques Hospital(1)	Newburyport, MA	100%(2)		2003	July 2007
Watauga Medical Center(1)	Boone, NC	100%(2)		2003	June 2006
Margaret R. Pardee Memorial Hospital(1)	Hendersonville, NC	100%(2)		2004	October 2012
Newnan Hospital(1)	Newnan, GA	100%(2)		2004	April 2008
Gerald Champion Regional Medical Center	Alamagorda, NM	100%(2)		2005	March 2006
Cardiac Sleep and Treatment Center, LTD(1)	McAllen, TX	100%(2)		2005	March 2017
Professional Services Agreements:
Greater Philadelphia Cardiology Assoc., Inc.	Philadelphia, PA	100%	(2)	2002	June 2012
Virginia Nuclear Cardiology(1)	Falls Church & Woodbridge, VA	100%	(2)	2003	December 2008
PMA Nuclear Center(1)	Newburyport & Haverhill, MA	100%	(2)	2003	November 2008
VNC Sleep(1)	Annandale, VA	100%	(2)	2004	December 2008

(1)	Our management agreement with each of these facilities includes an option for us to extend the initial term at increments ranging from one to 10 years, through an aggregate of up to an additional 40 years for some of the facilities.

(2)	The ownership interest refers to our ownership in the entities that have entered into, and provided services to, the facilities under management services agreements or professional services agreements.

(3)	Calendar year.
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
      Interim Mobile Catheterization Labs. We maintain a rental fleet of mobile and modular cardiac catheterization laboratories. We lease these laboratories on a short-term basis to hospitals while they are either adding capacity to their existing facilities or replacing or upgrading their equipment. We also lease these laboratories to hospitals that experience a higher demand for cardiac catheterization procedures during a particular season of the year and choose not to expand their own facilities to meet peak period demand. Our rental and modular laboratories are manufactured by leading original equipment manufacturers and have advanced technology and enable cardiologists to perform both diagnostic and interventional therapeutic procedures. Each of our rental units is generally in service for at least eight months of the year. These units enable us to be responsive to immediate demand and create flexibility in our operations.
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
Employees
      As of September 30, 2005, we employed 4,288 persons, including 3,071 full-time and 1,217 part-time employees. None of our employees is a party to a collective bargaining agreement and we consider our relationship with our employees to be good. There currently is a nationwide shortage of nurses and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate our hospitals and other facilities.
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

Competition
      In executing our business strategy, we compete primarily with other cardiovascular care providers, principally for-profit and not-for-profit general acute care hospitals. We also compete with other companies pursuing strategies similar to ours, and with not-for-profit general acute care hospitals that may elect to develop a hospital. In some of our markets, such as St. Tammany Parish, Louisiana, we may have only one major competitor. In other markets, such as Tucson, Arizona, our hospitals compete for patients with the heart programs of numerous other hospitals in the same market. In most of our markets we compete for market share of cardiovascular procedures with two to three hospitals. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Some of our competitors are larger, are more established, have greater geographic coverage, offer a wider range of services or have more capital or other resources than we do. If our competitors are able to finance capital improvements, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in market share. In operating our hospitals, particularly in performing outpatient procedures, we compete with free-standing diagnostic and therapeutic facilities located in the same markets. The principal competitors of each of our operating hospitals are identified on the following table.

Arkansas Heart Hospital	Heart Hospital of New Mexico
• Baptist Health Medical Center — Little Rock	• Memorial Medical Center
• St. Vincent Infirmary Medical Center	• Presbyterian Hospital
Tucson Heart Hospital	Avera Heart Hospital of South Dakota
• The Tucson Medical Center	• Sioux Valley Hospital
• The University Medical Center	• Rapid City Regional Hospital
Arizona Heart Hospital	Harlingen Medical Center
• Good Samaritan Medical Center	• Valley Baptist Medical Center
• Baywood Heart Hospital	• Valley Regional Medical Center
Heart Hospital of Austin	Louisiana Heart Hospital
• Seton Medical Center	• St. Tammany Parish Hospital
• South Austin Hospital	• Lakeview Regional Medical Center
Dayton Heart Hospital	Texsan Heart Hospital
• Kettering Memorial Hospital	• Methodist Hospital
• Miami Valley Hospital	• Baptist Medical Center
Bakersfield Heart Hospital	Heart Hospital of Lafayette
• Bakersfield Memorial Hospital	• Lafayette General Medical Center
• San Joaquin Community Hospital	• Our Lady of Lourdes Regional Medical Center
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
      While hospitals generally do not receive direct payments in addition to a DRG payment, hospitals may qualify for an outlier payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified threshold. Outlier payments, which were established by Congress as part of the DRG prospective payment system, are additional payments made to hospitals for treating patients who are costlier to treat than the average patient. In general, a hospital receives outlier payments when its costs, as determined by using gross charges adjusted by the hospital’s cost-to-charge ratio, exceed a certain threshold established annually by the Centers for Medicare and Medicaid Services (CMS). Outlier payments are currently subject to multiple factors including but not limited to: (1) the hospital’s estimated operating costs based on its historical ratio of costs to gross charges; (2) the patient’s case acuity; (3) the CMS established threshold; and, (4) the hospital’s geographic location. CMS is required by law to limit total outlier payments to between five and six percent of total DRG payments. CMS periodically changes the threshold in order to bring expected outlier payments within the mandated limit. An increase to the cost threshold reduces total outlier payments by (1) reducing the number of cases that qualify for outlier payments and (2) reducing the dollar amount hospitals receive for those cases that qualify. CMS historically has used a hospital’s most recently settled cost report to set the hospital’s cost-to-charge ratios. Those cost reports are typically two to three years old.
      CMS has announced that payment rates for inpatient services will rise 3.7% in 2006, resulting in higher Medicare payments for most hospitals. The CMS rules for fiscal 2006 also include, among other things: (1) reducing the threshold for outlier payments from $25,800 to $23,600; (2) increasing the prospective payment system standardized amounts by the market basket, which is 3.7% for hospitals that submit quality data, which currently includes all MedCath hospitals and 3.3% for hospitals that fail to submit quality data; and (3) revising the DRG classification system in that nine cardiovascular DRGs that account for nearly 700,000 cases are being replaced with 12 new DRGs that attempt to “better recognize severity of illness.” For a discussion of the expected impact of outlier and other reimbursement changes on our net revenue in fiscal 2006, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Revenue Sources by Payor.”
      Outpatient services are also subject to a prospective payment system. Services provided at our freestanding diagnostic facilities are typically reimbursed on the basis of the physician fee schedule, which is revised periodically, and bases payment on various factors including resource-based practice expense relative value units and geographic practice cost indices.
      The Medicare Prescription Drug Improvement and Modernization Act of 2003 (The Medicare Modernization Act) reduced the prospective payment update by 0.4% in fiscal year 2006 for hospitals that fail to furnish certain quality data to CMS. Other provisions, among other things, increased payments to hospitals for indirect medical education, improved the treatment of new technologies under the inpatient prospective payment system, established a commuting wage adjustment, allowed hospitals to appeal their wage index classification and temporarily increased disproportionate share hospital allotments. Many of these provisions will be clarified and implemented through the subsequent issuance of regulations. Therefore, we cannot predict with certainty how implementation of the reimbursement provisions of the Medicare Modernization Act will impact our operations at this time.
      Future legislation may modify Medicare reimbursement for inpatient and outpatient services provided at our hospitals or services provided at our diagnostic and therapeutic facilities, but we are not able to predict the method or amount of any such reimbursement changes or the effect that such changes will have on us.
      For periods ending prior to October 1, 1991, Medicare reimbursed hospitals for the programs portion of capital costs as calculated through the cost report. For periods between October 1, 1991 and October 1, 2001, Medicare transitioned hospitals from cost based reimbursement to a prospective payment system that employed a per discharge payment methodology for capital costs related to inpatient hospital care. The 1991 regulations included a separate methodology for hospitals constructed during this ten year transition period. A new hospital was paid 85% of Medicare inpatient capital related costs through the cost reporting periods ending at least two years after the hospital accepts its first patient. New hospitals transitioned from cost reimbursement to the prospective payment system over the subsequent eight year period. This methodology for newly constructed hospitals was made available only for hospitals that transitioned from cost reimbursement prior to October 1, 2001. If a new hospital did not receive transitional payments prior to October 1, 2001 then the hospital’s third year reimbursement will be paid under the prospective payment method without deference to cost. Currently, ten of our hospitals qualify for fully prospective payments and two of our hospitals qualify for payments based on 85% of program capital cost. For discussion of a change in the capital cost reimbursement methodology applicable to our hospitals, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Revenue Sources by Payor.”
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
Regulation
      Overview. The healthcare industry is required to comply with extensive government regulation at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements to be licensed under state law and be certified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to matters such as the adequacy of medical care, equipment, personnel, operating policies and procedures, emergency medical care, maintenance of records, relationships with physicians, cost reporting and claim submission, rate-setting, compliance with building codes and environmental protection. There are also extensive government regulations that apply to our owned and managed diagnostic facilities and the physician practices that we manage. If we fail to comply with applicable laws and regulations, we could be subject to criminal penalties and civil sanctions and our hospitals and other facilities could lose their licenses and their ability to participate in the Medicare, Medicaid and other federal and state health care programs. In addition, government laws and regulations, or the interpretation of such laws and regulations, may change. If that happens, we may have to make changes in our facilities, equipment, personnel, services or business structures so that our hospitals and other healthcare facilities remain qualified to participate in these programs. We believe that our hospitals and other health care facilities are in substantial compliance with current federal, state, and local regulations and standards.

The Medicare Modernization Act and Other Healthcare Reform Initiatives
      The Medicare Modernization Act makes significant changes to the Medicare program, particularly with respect to the coverage of prescription drugs. These modifications also include provisions affecting Medicare coverage and reimbursement to general acute care hospitals, as well as other types of providers. In addition, the Medicare Modernization Act contains provisions that restricted reliance upon an exception to the federal physician self-referral law until June 8, 2005. See “— Fraud and Abuse Laws — Physician Self-Referral Law.”
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
      Certification. In order to participate in the Medicare and Medicaid programs, each provider must meet applicable regulations of HHS and similar state entities relating to, among other things, the type of facility, equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. All hospitals and our diagnostic and therapeutic facilities are certified to participate in the Medicare and Medicaid programs.
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
      We have a variety of financial relationships with physicians who refer patients to our hospitals and our other facilities. Physicians own interests in each of our hospitals and some of our cardiac catheterization laboratories. Physicians may also own MedCath Corporation common stock. We also have contracts with physicians providing for a variety of financial arrangements, including leases, management agreements, independent contractor agreements, right of first refusal agreements, and professional service agreements. Although we believe that our arrangements with physicians have been structured to comply with the current law and available interpretations, some of our arrangements do not expressly meet the requirements for safe harbor protection. We cannot assure you that regulatory authorities will not determine that these arrangements violate the anti-kickback statute or other applicable laws. Also, most of the states in which we operate have adopted anti-kickback laws, some of which apply more broadly to all payors, not just to federal health care programs. Many of these state laws do not have safe harbor regulations comparable to the federal anti-kickback law and have only rarely been interpreted by the courts or other government agencies. If our arrangements were found to violate any of these anti-kickback laws we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid, or other governmental healthcare programs.
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
      Through June 8, 2005, the Medicare Modernization Act prohibited reliance upon the whole hospital exception by new “specialty hospitals,” as defined by the Medicare Modernization Act, and imposed limitations on the activities of specialty hospitals in operation or under development as of November 18, 2003. The Medicare Modernization Act defines the term “specialty hospital” as a hospital primarily or exclusively engaged in the care and treatment of certain specified patients, including those with a cardiac condition, and allows the Secretary of HHS to issue regulations or other guidance interpreting this provision of the Medicare Modernization Act. Based upon our understanding of the statute and guidance recently issued by CMS, we believed that all but one of our hospitals fell within the final definition of specialty hospital.
      While this provision of the Medicare Modernization Act has lapsed, legislation that would extend its provisions has been proposed. Assuming the pending legislation seeking to extend the moratorium imposed by the Medicare Modernization Act is passed, our hospitals would then be prohibited from taking any of the following actions:

•	increasing the number of physician investors existing as of November 18, 2003,

•	increasing the percent investment of physician investors as of June 8, 2005,

•	increasing the percent investment by any physician investor as of June 8, 2005,

•	increasing the number of operating rooms as of June 8, 2005,

•	increasing the number of beds as of June 8, 2005,

•	changing or adding to the hospital’s area of specialization as of November 18, 2003.
      During the original moratorium period, the Medicare Payment Advisory Commission, or MedPAC, in consultation with the Comptroller General of the United States and the Secretary of HHS, conducted studies relating to various aspects of specialty hospital operations and their relationship to full-service community hospitals. The MedPAC commissioners released their recommendations in January 2005 and the final recommendations on specialty hospitals issued by MedPAC may influence future legislative and regulatory developments. Moreover, the regulations to be promulgated by HHS interpreting the Medicare Modernization Act, amendments to the Medicare Modernization Act, the Stark Law or other legislation could require us to modify the manner in which we establish relationships with physicians and operate or develop our hospitals. If the pending legislation seeking to extend the moratorium on the development of new physician-owned specialty hospitals and the limitation on bringing additional physician investors into existing specialty hospitals is passed, our operations may be adversely affected by curtailing some of our hospital development activities and potentially restricting our ability to attract new physician investors.
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
      There have been few enforcement actions taken and relatively few cases interpreting the Stark Law to date, although one case struck down an aspect of the Phase I regulations relating to the Stark Law’s applicability to certain types of services. As a result, there is little indication as to how courts will interpret and apply the Stark Law; however, enforcement is expected to increase. We believe we have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and the regulatory exceptions in Phase I and Phase II of the final regulations. In particular, we believe that our physician ownership arrangements meet the whole hospital exception. In addition, we expect to meet the exception for publicly traded securities. The diagnostic and other facilities that we own do not furnish any designated health services as defined under the Phase I regulations, and thus referrals to them are not subject to the Stark Law’s prohibitions. Similarly, our consulting and management services to physician group practices are not subject to the Stark Law’s prohibitions.
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

      A number of healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example involved the federal government’s initiative regarding hospitals’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. The government targeted all hospital providers to ensure conformity with this reimbursement rule. Further, the federal government continues to investigate Medicare overpayments to prospective payment system hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. Law enforcement authorities, including the OIG and the United States Department of Justice, are also increasing scrutiny of various types of arrangements between healthcare providers and potential referral sources, including so-called contractual joint ventures, to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and business opportunities. Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources. Recently, the OIG has also begun to investigate certain hospitals with a particularly high proportion of Medicare reimbursement resulting from outlier payments. The OIG’s workplan has indicated its intention to review hospital privileging activities within the context of Medicare conditions of participation.
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

Privacy and Security Requirements
      HIPAA requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. We believe we have complied in all material respects with these electronic data transmission standards.
      HHS has also adopted final regulations containing privacy standards as required by HIPAA. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. We have taken extensive measures to comply with the final privacy regulations, but since there is little guidance about how these regulations will be enforced by the government, we cannot predict whether the government will agree that our healthcare facilities are in compliance.
      HHS has adopted final regulations regarding security standards. These security regulations require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. We believe we have complied in all material respects with these security standards.
      Violations of the Administrative Simplification Provisions of HIPAA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, our facilities continue to remain subject to state laws that may be more restrictive than the regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.

Compliance Program
      The OIG has issued guidelines to promote voluntarily developed and implemented compliance programs for the healthcare industry. In response to these guidelines, we adopted a code of ethics, designated compliance officers at the parent company level and individual hospitals, established a toll-free compliance line, which permits anonymous reporting, implemented various compliance training programs, and developed a process for screening all employees through applicable federal and state databases.
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
Executive Officers of MedCath Corporation
      The following table sets forth information regarding MedCath’s executive officers.

Name	Age	Position

John T. Casey	60	Chairman of the Board of Directors and Chief Executive Officer
O. Edwin French	59	Interim Chief Operating Officer
James E. Harris	43	Executive Vice President, Chief Financial Officer and Secretary
Thomas K. Hearn III	45	President, Diagnostic Division and Chief Development Officer
Joan McCanless	52	Senior Vice President Risk Management and Decision Support/Corporate Compliance Officer
Grant Wicklund	53	Senior Vice President and Chief Administrative Officer
      John T. Casey has served as MedCath’s Chairman of the Board of Directors since September 2003 and as a director since May 2000. From 1997 to 1999, Mr. Casey served as chairman and chief executive officer of Physician Reliance Network, Inc. (Physician Reliance Network), a publicly traded company that was, prior to its merger with US Oncology, Inc., the largest oncology practice management company in the United States. From 1995 to 1997, Mr. Casey was the chief executive officer of Intecare, LLC, a company formed for the purpose of developing joint venture partnerships with hospitals and integrated healthcare systems. From 1991 to 1995, he served as president and chief operating officer of American Medical International (American Medical), which, at that time, was the third largest publicly held owner and operator of hospitals in the country. In 1995, American Medical merged with National Medical Enterprises to create Tenet Healthcare Corporation (Tenet), where Mr. Casey served as vice-chairman until 1997. He received an undergraduate degree in economics from Auburn University and a masters degree in hospital and health care administration from the University of Alabama at Birmingham.
      O. Edwin French has served as MedCath’s Interim Chief Operating Officer since October 2005. Prior to joining MedCath, Mr. French served as president of the Acute Care Hospital Division of Universal Health Services, Inc. until his early retirement in 2005. Since then, he has served as president of French Healthcare Consulting, Inc., a consulting firm specializing in operations improvement and joint ventures. He also served as president and chief operating officer of Physician Reliance Network from 1997 to 2000, as senior vice president for healthcare companies of American Medical from 1992 to 1995, as executive vice president of Samaritan Health Systems of Phoenix (Samaritan) from 1991 to 1992 and as senior vice president of Methodist Health Systems, Inc. (Methodist) in Memphis from 1985 to 1991. Both Samaritan and Methodist are large not-for-profit hospital systems. Mr. French received his undergraduate degree in occupational education from Southern Illinois University.
      James E. Harris has served as MedCath’s Executive Vice President and Chief Financial Officer since December 1999. From 1998 to 1999, Mr. Harris was chief financial officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, Mr. Harris served in several different officer positions with The Shelton Companies, Inc., a private investment company. Prior to joining The Shelton Companies, Inc., Mr. Harris served two years with Ernst & Young LLP as a senior accountant. Mr. Harris received his undergraduate degree from Appalachian State University and a masters degree in business administration from Wake Forest University’s Babcock School of Management. Mr. Harris is a director of Coca-Cola Bottling Co. Consolidated.
      Thomas K. Hearn III has served as President of MedCath’s Diagnostics Division since November 1995 and Chief Development Officer since November 2004. From August 1993 to November 1995, Mr. Hearn served as president of Decision Support Systems, Inc., a healthcare software and consulting firm that he co-founded. Mr. Hearn was employed from 1987 to 1993 by the Charlotte Mecklenburg Hospital Authority, a large multi-hospital system, where he served as vice president of administration and administrator of the Authority’s Carolinas Heart Institute. From 1985 to 1987, Mr. Hearn developed managed care products for Voluntary Hospitals of America, a consortium of not-for-profit hospitals. Mr. Hearn received his undergraduate degree from the College of William and Mary, and masters degrees in public health and business administration from the University of Alabama at Birmingham.
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
      We are involved in various litigation and proceedings in the ordinary course of our business. We do not believe, based on our experience with past litigation, and taking into account our applicable insurance coverage and the expectations of counsel with respect to the amount of our potential liability, the outcome of any such litigation, individually or in the aggregate, will have a material adverse effect upon our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock began trading on July 24, 2001, on the Nasdaq National Market® under the symbol “MDTH.” At December 2, 2005, there were 18,581,085 shares of common stock outstanding, the sale price of our common stock per share was $19.51, and there were 58 holders of record. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq National Market:

Year Ended September 30, 2005	High	Low

First Quarter	$25.48	$15.41
Second Quarter	29.85	21.40
Third Quarter	30.65	24.00
Fourth Quarter	30.27	21.14

Year Ended September 30, 2004	High	Low

First Quarter	$12.25	$8.95
Second Quarter	17.10	9.50
Third Quarter	22.10	14.67
Fourth Quarter	20.64	14.69
      We have not declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock for the foreseeable future. The terms of our credit agreements and the indenture governing our senior notes also restrict our ability to pay and the amount of any cash dividends or other distributions to our stockholders. We anticipate that we will retain all earnings, if any, to develop and expand our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Payment of dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition and operating results.
      The shares of common stock sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the Securities and Exchange Commission on July 23, 2001. Our net proceeds from the offering were approximately $137.0 million. From the effective date through September 30, 2005, we used approximately $44.8 million to increase our ownership interest in seven of our heart hospitals, approximately $64.3 million to repay amounts outstanding under various debt instruments and approximately $14.1 million for our hospital development program. We expect to use the remaining approximate $13.8 million of net proceeds from the offering for development activities, working capital and other corporate purposes. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the use of the net proceeds from the offering. Pending those uses, we are investing the funds, along with our operating cash, in money market funds or similar short-term interest bearing, investment-grade securities, which are included in cash and cash equivalents in our consolidated balance sheet.

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
      The following table sets forth our selected consolidated financial data as of and for the years ended September 30, 2005, 2004, 2003, 2002 and 2001.

	Year Ended September 30,

	2005	2004	2003	2002	2001

Consolidated Statement of Operations Data:
(in thousands, except per share data)
Net revenue	$758,560	$678,605	$542,986	$477,637	$377,007
Impairments of long-lived assets and goodwill	$2,662	$7,227	$58,865	$—	$985
Income (loss) from continuing operations before minority interest, taxes and discontinued operations	$30,144	$8,673	$(51,779)	$38,209	$15,528
Income (loss) from continuing operations	$8,151	$749	$(58,689)	$24,614	$1,051
Income (loss) from discontinued operations	$640	$(4,372)	$(1,617)	$(263)	$—
Net income (loss)	$8,791	$(3,623)	$(60,306)	$24,351	$1,051
Earnings (loss) from continuing operations per share, basic	$0.45	$0.04	$(3.26)	$1.37	$0.08
Earnings (loss) from continuing operations per share, diluted	$0.42	$0.04	$(3.26)	$1.36	$0.08
Earnings (loss) per share, basic	$0.48	$(0.20)	$(3.35)	$1.35	$0.08
Earnings (loss) per share, diluted	$0.45	$(0.20)	$(3.35)	$1.34	$0.08
Weighted average number of shares, basic(a)	18,286	17,984	17,989	18,012	13,007
Weighted average number of shares, diluted(a)	19,470	17,984	17,989	18,117	13,107

Balance Sheet and Cash Flow Data:
(in thousands)
Total assets	$763,205	$754,236	$749,297	$741,041	$606,619
Total long-term obligations	$300,151	$358,977	$304,141	$277,274	$214,390
Net cash provided by operating activities	$59,157	$63,942	$45,253	$66,059	$44,836
Net cash provided by (used in) investing activities	$22,802	$(65,430)	$(112,091)	$(90,751)	$11,222
Net cash provided by (used in) financing activities	$(12,645)	$(19,433)	$44,934	$25,470	$50,678

Selected Operating Data (consolidated)(b):
Number of hospitals	11	11	9	7	6
Licensed beds(c)	672	672	580	410	355
Staffed and available beds(d)	638	596	493	404	355
Admissions(e)	45,304	41,924	32,998	28,535	23,474
Adjusted admissions(f)	59,764	53,344	41,213	34,683	28,408
Patient days(g)	156,568	144,764	117,615	106,118	92,588
Adjusted patient days(h)	205,360	183,606	146,717	129,002	112,049
Average length of stay(i)	3.46	3.45	3.56	3.72	3.90
Occupancy(j)	67.2%	66.4%	65.4%	72.0%	71.5%
Inpatient catheterization procedures	23,882	21,688	17,537	15,839	11,950
Inpatient surgical procedures	11,996	10,606	8,750	7,288	6,577

(a)	See Note 15 to the consolidated financial statements included elsewhere in this report.

(b)	Selected operating data includes consolidated hospitals in operation as of the end of period reported in continuing operations but does not include hospitals which were accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(c)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(d)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(e)	Admissions represent the number of patients admitted for inpatient treatment.

(f)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(g)	Patient days represent the total number of days of care provided to inpatients.

(h)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(i)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(j)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.
Overview
      We are a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence as well as with community hospital systems. We opened our first hospital in 1996 and currently have ownership interest in and operate twelve hospitals. We have majority ownership of eleven of these hospitals and a minority interest in one. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties. Our hospitals have a total of 727 licensed beds and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
      In addition to our hospitals, we own and/or manage cardiac diagnostic and therapeutic facilities. We began our cardiac diagnostic and therapeutic business in 1989. We currently own and/or manage twenty-seven cardiac diagnostic and therapeutic facilities. Eleven of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining sixteen facilities are not located at hospitals and offer only diagnostic procedures.
      Basis of Consolidation. We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control, and are not the primary beneficiary. Accordingly, the one hospital in which we hold a minority interest, Avera Heart Hospital of South Dakota, is excluded from the net revenue and operating expenses of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are excluded from the net revenue and operating results of our consolidated company and our consolidated diagnostics division. Our minority interest in the results of operations for the periods discussed for these entities is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting.
      During the first quarter of fiscal 2005, we closed The Heart Hospital of Milwaukee and sold substantially all of the hospital’s assets. Accordingly, for all fiscal years presented, the results of operations and the related gain on the sale of the assets have been excluded from continuing operations and instead are reported in income (loss) from discontinued operations.
      Same Facility Hospitals. Our policy is to include in our same facility basis only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division for the fiscal year ended September 30, 2005, we exclude the results of operations of our two newest hospitals, Texsan Heart Hospital and Heart Hospital of Lafayette, which opened in January 2004 and March 2004, respectively.
      Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Year Ended September 30,

Division	2005	2004	2003

Hospital	92.8%	91.6%	87.8%
Diagnostics	6.7%	7.5%	9.3%
Corporate and other	0.5%	0.9%	2.9%

Net Revenue	100.0%	100.0%	100.0%

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

	Year Ended September 30,

Payor	2005	2004	2003

Medicare	48.4%	47.3%	48.3%
Medicaid	4.5%	4.2%	3.3%
Commercial and other, including self-pay	47.1%	48.5%	48.4%

Total consolidated net revenue	100.0%	100.0%	100.0%

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
      A significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid and we expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue will remain significant in future periods. Our payor mix may fluctuate in future periods due to changes in reimbursement, market and industry trends with self-pay patients and other similar factors.
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
      We do not expect changes in either the outlier formula or the DRG classification will have a material effect on our payments in fiscal 2006. However, we do expect that the combined changes in fiscal 2006 will increase our net revenue by approximately $1.7 million. Because the regulations are subject to change, and due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating the impact of these announced changes on our net revenue, there is a reasonable possibility that our estimates will change by a material amount in the near future.
      Medicare reimburses hospitals for capital-related costs using one of two alternative methodologies based upon whether the hospital is categorized as “new” under the regulations of CMS. On August 11, 2003, one of the Company’s Medicare fiscal intermediaries notified the Company that it had been directed by CMS to change, on a retroactive and prospective basis, the capital cost reimbursement methodology applicable to four of its hospitals. During February 2004, we learned that CMS had determined that the change in capital reimbursement methodology would be effective August 11, 2003, and that the change would not be applied retroactively to any periods prior to that effective date. The impact of this change for fiscal 2004 was a $7.2 million reduction in our net revenue and for fiscal 2005 was a $5.7 million reduction in our net revenue from the amount that would have been recognized under the previous reimbursement method. We believe the impact of this change in methodology will diminish rapidly in future years, based on how reimbursement is calculated, and we estimate that the cumulative negative impact for fiscal years 2006 through 2010 will be approximately $9.0 to 10.0 million.
      Moratorium. Through June 8, 2005, the Medicare Modernization Act prohibited reliance upon the whole hospital exception by new “specialty hospitals,” as defined by the Medicare Modernization Act, and imposed limitations on the activities of specialty hospitals in operation or under development as of November 18, 2003. While this provision of the Medicare Modernization Act has lapsed, certain legislation is pending that would extend its provisions. We cannot predict the long-term impact of this or other proposed legislation on our business given the uncertainty involved with regulatory changes. See “Business — Regulation — Fraud and Abuse Laws — Physician Self-Referral Law.”
      Other. On December 5, 2005, one of our facilities incurred physical damage due to a minor fire. Water damage was incurred in several areas of the hospital including two of the hospitals catheterization laboratories, as well as two of its operating rooms. As a result, the hospital has temporarily suspended performing most patient procedures and has closed its emergency department until the full effects of the damage can be assessed. We are working with our insurance carrier to assess the monetary losses that resulted from the fire, and are determining when we will be able to resume full patient services at the hospital.
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
      Revenue Recognition. Amounts we receive for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as commercial insurers, health maintenance organizations and preferred provider organizations are generally less than our established billing rates. Payment arrangements with third-party payors may include prospectively determined rates per discharge or per visit, a discount from established charges, per diem payments, reimbursed costs (subject to limits) and/or other similar contractual arrangements. As a result, net revenue for services rendered to patients is reported at the estimated net realizable amounts as services are rendered. We account for the difference between the estimated realizable rates under the reimbursement program and the standard billing rates as contractual adjustments.
      The majority of our contractual adjustments are system-generated at the time of billing based on either government fee schedules or fee schedules contained in our managed care agreements with various insurance plans. Portions of our contractual adjustments are performed manually and these adjustments primarily relate to patients that have insurance plans with whom our hospitals do not have contracts containing discounted fee schedules, also referred to as non-contracted payors, patients that have secondary insurance plans following adjudication by the primary payor, uninsured self-pay patients and charity care patients. Estimates of contractual adjustments are made on a payor-specific basis and based on the best information available regarding our interpretation of the applicable laws, regulations and contract terms. While subsequent adjustments to the systematic contractual allowances can arise due to denials, short payments deemed immaterial for continued collection effort and a variety of other reasons, such amounts have not historically been significant.
      We continually review the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of our programs. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties, which can take several years to determine. From a procedural standpoint, for government payors, primarily Medicare, we recognize estimated settlements in our consolidated financial statements based on filed cost reports. We subsequently adjust those settlements as we obtain new information from audits or reviews by the fiscal intermediary and, if the result of the fiscal intermediary audit or review impacts other unsettled and open cost reports, then we recognize the impact of those adjustments. We estimate current year settlements based on models designed to approximate our cost report filings and revise our estimates in February of each year upon completion of the actual cost report and tentative settlement. Due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted, and the other complexities involved in estimating our net revenue, there is a reasonable possibility that recorded estimates will change by a material amount in the near term.
      We provide care to patients who meet certain criteria under our charity care policy without charge or at amounts less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported as net revenue.
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
      Allowance for Doubtful Accounts. Accounts receivable primarily consist of amounts due from third-party payors and patients in our hospital division. The remainder of our accounts receivable principally consist of amounts due from billings to hospitals for various cardiovascular care services performed in our diagnostics division and amounts due under consulting and management contracts. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of our respective hospitals and other business units. Adverse changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health care reimbursement could affect our collection of accounts receivable.
      When possible, we will attempt to collect co-payments from patients prior to admission for inpatient services as a part of the pre-registration and registration processes. If unsuccessful, we will also attempt to reach a mutually agreed-upon payment arrangement at that time. To the extent possible, the estimated amount of the patient’s financial responsibility is determined based on the services to be performed, the patient’s applicable co-payment amount/percentage and any identified remaining deductible and co-insurance percentages. If payment arrangements are not provided upon admission or only a partial payment is obtained, we will attempt to collect any estimated remaining patient balance upon discharge. We also comply with the requirements under applicable law concerning collection of Medicare co-payments and deductibles. Patients who come to our hospitals for outpatient services are expected to make payment or adequate financial arrangements before receiving services. Patients who come to the emergency room are screened and stabilized to the extent of the hospital’s capability for any emergency medical condition in accordance with applicable laws, rules and other regulations in order that financial arrangements do not delay such screening, stabilization, and appropriate disposition.
      General and Professional Liability Risk. From June 2002 through June 2003, we were partially self-insured under a claims-made policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. Effective June 2003, we entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to an additional amount of retained liability of $2.0 million per claim and $4.0 million in the aggregate for claims reported during the policy year at one of its hospitals. In June 2004, we entered into a new one-year claims-made policy providing coverage at the same amounts as were in effect during the 2003-2004 policy year. In June 2005, we entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. We also purchased additional insurance to reduce the retained liability per claim to $250,000 for the diagnostics division. Because of our self-insured retention levels, we are required to recognize an estimated expense/ liability for the amount of our retained liability applicable to each malpractice claim. As of September 30, 2005 and September 30, 2004, the total estimated liability for our self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $6.3 million and $5.4 million, respectively, which is included in current liabilities in our consolidated balance sheet. We maintain this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on our historical experience with claims and assumptions about future events.
      In addition to reserves for medical malpractice, we also maintain reserves for our self-insured healthcare and dental coverage provided to our employees. As of September 30, 2005 and September 30, 2004, our total estimated reserve for self-insured liabilities on employee health and dental claims was $2.9 million and $3.2 million, respectively, which is included in current liabilities in our consolidated balance sheet. We maintain this reserve based on our historical experience with claims. We also maintain commercial stop loss coverage for our health and dental insurance program of $110,000 per plan participant.
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
      Goodwill and Intangible Assets. Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. Other intangible assets primarily consist of the value of management contracts. With the exception of goodwill, intangible assets are being amortized over periods ranging from 8 to 27 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we evaluate goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.
      In September 2003, we performed a goodwill impairment test, the results of which concluded our goodwill was impaired. Based on the hypothetical purchase price methodology required under SFAS No. 142, we determined the amount of the goodwill impairment to be approximately $58.9 million at September 30, 2003. The $58.9 million impairment charge consisted of $43.5 million related to our hospital division reporting unit, which reduced its remaining goodwill to $75.0 million, including $4.9 million allocated to discontinued operations at September 30, 2003, and $15.4 million related to our diagnostics division reporting unit, which reduced its remaining goodwill to $0 at September 30, 2003. The testing performed in September 2005 and 2004 indicated that no additional impairment was required in fiscal 2005 and 2004, respectively.
      Long-Lived Assets. Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows as an estimate of fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.
      During the year ended September 30, 2005, we recorded a $2.7 million impairment charge, which was comprised of $1.7 million relating to license fees associated with the use of certain accounting software and $1.0 million relating to a management contract. The accounting software is currently installed in two hospitals and was intended to be installed in the remaining hospitals; however, due to the lack of additional benefits provided by the system and additional installation costs required, we determined that the system would not be installed in any additional hospitals. Therefore, the impairment charge reflects the unused license fees associated with this system. The remaining $1.0 million impairment charge relates to the excess carrying value over the fair value of a management contract due to lack of volumes and other economic factors at one of our managed diagnostic ventures.
      During the year ended September 30, 2005, the operating performance of one of our facilities, Louisiana Heart Hospital, was significantly below prior year results and below our expectations. As a result, various strategic initiatives were undertaken to help improve operations and strengthen the hospital’s financial position; however, in September 2005, Hurricane Katrina hit the Gulf Coast region and the area around Louisiana Heart Hospital was significantly impacted. While the facility only sustained minor structural damage, the long term operational impact of the storm cannot be determined. While the strategic initiatives have been delayed or postponed, population shifts and other factors in the surrounding region, including New Orleans, could have either a positive or negative impact on the future operations. As such, while no impairment charge was recorded during the year ended September 30, 2005, a future write-off may be necessary if, as business circumstances become clearer, it becomes evident that the carrying amount of the hospital’s assets are not fully recoverable
      During the year ended September 30, 2004, we recorded a $7.2 million impairment charge relating to certain software costs associated with the purchase of an enterprise wide healthcare information system, which had been installed in two of our hospitals. Due to a number of functionality and integration issues experienced with this system, we determined that the system is not performing to its original specifications and thus will be replaced at the two hospitals where it has been installed and will not be installed in any additional hospitals as stated in the original license. The impairment charge reflects unamortized costs associated with the acquisition, development and implementation of the system.
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
      The determination of at-risk capital position is based on the specific terms of each hospital’s operating agreement, including each partner’s contributed capital, obligation to contribute additional capital to provide working capital loans, or to guarantee the outstanding obligations of the hospital. During each of our fiscal years 2005, 2004 and 2003, our disproportionate recognition of earnings and losses in our hospitals had a net negative impact of $6.1 million, $4.8 million, and $5.0 million, respectively, on our reported income (loss) from continuing operations before income taxes and discontinued operations.
      We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profits of our hospitals. As of September 30, 2005, we had remaining cumulative disproportionate loss allocations of approximately $31.7 million that we may recover in future periods, or be required to recognize additional disproportionate losses, depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in disproportionate allocation depending on their results of operations in future periods.
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

Results of Operations

Fiscal Year 2005 Compared to Fiscal Year 2004
      Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,

					% of Net
			Increase/Decrease		Revenue

	2005	2004	$	%	2005	2004

Net revenue	$758,560	$678,605	$79,955	11.8%	100.0%	100.0%
Operating expenses:
Personnel expense	234,935	209,682	25,253	12.0%	31.0%	30.9%
Medical supplies expense	216,329	189,655	26,674	14.1%	28.5%	27.9%
Bad debt expense	53,663	46,037	7,626	16.6%	7.1%	6.8%
Other operating expenses	154,168	141,423	12,745	9.0%	20.3%	20.8%
Pre-opening expenses	—	5,103	(5,103)	(100.0)%	—	0.8%
Depreciation	39,571	41,107	(1,536)	(3.7)%	5.2%	6.0%
Amortization	1,160	1,160	—	—	0.1%	0.2%
(Gain) loss on disposal of property, equipment and other assets	(569)	87	(656)	(754.0)%	—	—
Impairments of long-lived assets	2,662	7,227	(4,565)	(63.2)%	0.3%	1.1%

Income from operations	56,641	37,124	19,517	52.6%	7.5%	5.5%
Other income (expenses):
Interest expense	(32,943)	(27,764)	(5,179)	(18.7)%	(4.3)%	(4.1)%
Interest income and other income, net	3,090	863	2,227	258.1%	0.4%	0.1%
Loss on debt refinancing	—	(5,090)	5,090	100.0%	—	(0.7)%
Equity in net earnings of unconsolidated affiliates	3,356	3,540	(184)	(5.2)%	0.4%	0.5%

Income from continuing operations before minority interest, income taxes and discontinued operations	30,144	8,673	21,471	(247.6)%	4.0%	1.3%
Minority interest share of earnings of consolidated subsidiaries	(15,968)	(7,259)	(8,709)	(120.0)%	(2.1)%	(1.1)%

Income from continuing operations before income taxes and discontinued operations	14,176	1,414	12,762	902.5%	1.9%	0.2%
Income tax expense	6,025	665	5,360	806.0%	0.8%	0.1%

Income from continuing operations	8,151	749	7,402	988.3%	1.1%	0.1%
Income (loss) from discontinued operations, net of taxes	640	(4,372)	5,012	114.6%	0.1%	(0.6)%

Net income (loss)	$8,791	$(3,623)	$12,414	342.6%	1.2%	(0.5)%

      Net revenue. Net revenue increased 11.8% to $758.6 million for our fiscal year ended September 30, 2005 from $678.6 million for our fiscal year ended September 30, 2004. Of this $80.0 million increase in net revenue, our hospital division generated an $82.0 million increase and our diagnostic division generated a $0.2 million increase, both of which were partially offset by a $2.2 million decrease in our cardiology consulting and management operations.
      The $82.0 million increase in hospital division net revenue was attributable to $47.2 million of net revenue growth from our two newest hospitals, including Texsan Heart Hospital which opened January 13, 2004, and Heart Hospital of Lafayette which opened March 2, 2004, with the remainder of the growth being primarily attributable to our same facility hospitals. On a consolidated basis, hospital admissions increased 8.1% and adjusted admissions increased 12.0% for fiscal 2005 compared to fiscal 2004. Also on a consolidated basis, inpatient catheterization procedures increased 10.1% and inpatient surgical procedures increased 13.1% for fiscal 2005 compared to fiscal 2004, while average length increased slightly from 3.45 days for fiscal 2004 to 3.46 days for fiscal 2005.
      The $34.8 million increase in net revenue contributed by our same facility hospitals, along with the increases in admissions of 1.8%, adjusted admissions of 6.5%, inpatient catheterization procedures of 2.1%, and inpatient surgical procedures of 7.0% within our same facility hospitals was largely due to the growth in operations at the majority of our facilities, partially offset by decline in net revenue year-over-year at two hospitals, including Louisiana Heart Hospital.
      During the second quarter of fiscal 2005, we filed Medicare cost reports for fiscal year 2004 and as a result of changes in our estimates of final settlements based on additional information, we recognized contractual allowance adjustments that increased net revenue by approximately $2.4 million. Similarly, during the second quarter of fiscal 2004 we filed Medicare cost reports for fiscal year 2003 and recognized adjustments that increased net revenue by approximately $1.4 million. Additionally, during the fourth quarter of fiscal 2005, we recognized approximately $2.1 million of contractual allowance adjustments that increased net revenue as a result of our calculation of amounts owed to us by Medicare under disproportionate share hospital (DSH) provisions for fiscal 2004 and fiscal 2005 based on rates that are not published by Medicare until the fourth quarter of our fiscal year. DSH amounts are provided to facilities that have a high proportion of Medicaid payors and the calculation of the amounts owed is based on formulas that incorporate the number of Medicaid days among other factors. Similarly, we recognized $2.3 million in the fourth quarter fiscal 2004 for amounts owed under the DSH provisions for fiscal 2003.
      The $2.2 million decrease in our cardiology consulting and management operations net revenue during fiscal 2005 compared to fiscal 2004 was primarily attributable to a change in certain vendor relationships associated with a physician management contract in the first quarter of 2004 to eliminate a substantial amount of pass-through cost reimbursement revenue. The cost reimbursement changes under this contract reduced both our net revenue and certain of our operating expenses by corresponding amounts, and therefore had no impact on our consolidated income from operations or our consolidated net income during fiscal 2004.
      Personnel expense. Personnel expense increased 12.0% to $234.9 million for fiscal 2005 from $209.7 million for fiscal 2004. As a percentage of net revenue, personnel expense increased slightly to 31.0% from 30.9% for the comparable periods. The $25.3 million increase in personnel expense was principally incurred in the hospital division, with our two newest hospitals comprising $11.5 million of the increase and same facility hospitals accounting for an additional $13.7 million increase. The growth in personnel expense at our same facility hospitals was primarily attributable to the additional staffing to support the increase in admissions and surgical procedures in fiscal 2005 compared to fiscal 2004, as well as cost of living adjustments given to employees during the first quarter of fiscal 2005. On an adjusted patient day basis, personnel expense increased marginally for the hospital division to $1,088 per adjusted patient day for fiscal 2005 compared to $1,080 per adjusted patient day for fiscal 2004.
      Personnel expense includes $1.5 million of non-cash share-based compensation in fiscal 2005 related to the accelerated vesting during the fourth quarter of substantially all stock options previously awarded to employees. The compensation cost represents the intrinsic value measured at the acceleration date, September 30, 2005, for the estimated number of awards that, absent the acceleration, would have expired unexercisable. The purpose of the accelerated vesting of these options is to eliminate compensation expense of approximately $9.2 million that we would otherwise recognize in future periods with respect to these options upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R will generally require that all share-based payments to employees, including the vesting of stock option awards, be recognized as compensation expense in our consolidated financial statements based on their fair values. SFAS 123R became effective for us on October 1, 2005. This cost was partially offset by a net decrease in personnel costs associated with our diagnostics division and cardiology consulting and management operations.
      Medical supplies expense. Medical supplies expense increased 14.1% to $216.3 million for fiscal 2005 from $189.7 million for fiscal 2004. This $26.6 million increase in medical supplies expense was primarily incurred in the hospital division, with our two newest hospitals and our same facility hospitals accounting for

$12.4 million and $15.0 million of the increase, respectively. The increase in our same facility hospitals’ medical supplies expense was attributable to the increases in catheterization and surgical procedures performed during fiscal 2005 compared to fiscal 2004. Moreover, the increase in surgical procedures during 2005 was disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies, such as automatic implantable cardioverter defibrillators (AICD), pacemaker procedures, and drug-eluting stents. During fiscal 2005, we experienced a 23.9% increase in the number of AICD procedures compared to fiscal 2004. We have experienced a general trend over the past two years in which the number of surgical procedures involving AICD and other higher cost medical devices and supplies has increased as a component of our mix of procedures. In addition, the increased usage of drug-eluting stents contributed to higher medical supplies expense during fiscal 2005 compared to fiscal 2004. Approximately 79.9% of our cardiac procedures involving stents utilized drug-eluting stents compared to 63.4% for fiscal 2004. Further, our average utilization rate for drug-eluting stents was 1.42 stents per case during fiscal 2005 as compared to 1.31 stents per case during fiscal 2004. Additionally, vascular procedures increased 20.8% year over year. The increase in vascular related supply expense has been a trend over the last several months of fiscal 2005. Clinically, peripheral vascular procedures treat disease of blood vessels outside the heart, primarily the narrowing of vessels that carry blood to the legs, arms, stomach or kidneys. Catheterization lab treatment includes angioplasty and stenting. Carotid stenting procedures also have increased in volume due to improvements in stents that reduce the incidence of stroke.
      Hospital division medical supplies expense per adjusted patient day increased 3.5% to $980 for fiscal 2005 as compared to $947 for fiscal 2004 and overall medical supplies expense as a percentage of revenue increased to 28.5% for fiscal 2005 from 27.9% for fiscal 2004, reflecting the increase in procedures that use high-costs devices and drug-eluting stents.
      Bad debt expense. Bad debt expense increased 16.6% to $53.7 million for fiscal 2005 from $46.0 million for fiscal 2004. This $7.6 million increase in bad debt expense was primarily incurred by our two newest hospitals, which accounted for $5.1 million of the increase. The $2.5 million increase in our same facility hospitals’ bad debt expense was primarily attributable to growth in net revenue, as previously discussed, and an increase in the number of self-pay patients in several of our markets in fiscal 2005. Self-pay patients represented 7.0% of hospital division revenue in fiscal 2005 as compared to 6.1% in fiscal 2004. As a percentage of net revenue, bad debt expense increased to 7.1% for fiscal 2005 from 6.8% for fiscal 2004.
      Other operating expenses. Other operating expenses increased 9.0% to $154.2 million for fiscal 2005 from $141.4 million for fiscal 2004. This $12.8 million increase in other operating expenses was due to overall increases in the hospital, diagnostic and corporate and other divisions of $9.2 million, $1.0 million and $2.6 million, respectively. The $9.2 million increase in the hospital division was primarily due to costs associated with the two new hospitals. The $1.0 million increase in the diagnostics division other operating expenses period to period was due to the businesses developed and opened since the beginning of fiscal 2004. The increase in the corporate and other division other operating expenses was principally due to $1.9 million of consulting and other expenses incurred to support our effort to ensure compliance with the provisions of the Sarbanes-Oxley Act. In addition, we incurred certain incremental legal fees associated with a specific lawsuit and we also incurred fees related to the recruitment and relocation of certain senior management personnel. As a percentage of revenue, other operating expenses decreased to 20.3% from 20.8% for the year ended September 30, 2005 and 2004, respectively.
      Pre-opening expenses. There were no pre-opening expenses incurred fiscal 2005 versus $5.1 million that was incurred for the fiscal 2004. Pre-opening expenses represent costs specifically related to projects under development, primarily new hospitals. Upon opening Heart Hospital of Lafayette during the second quarter of fiscal 2004, we have completed our hospital expansion plans that commenced in 2001 following completion of our initial public offering, and we do not currently have any other hospitals under development. Accordingly, we are no longer incurring pre-opening expenses. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.
      Depreciation. Depreciation decreased 3.7% to $39.6 million for the year ended September 30, 2005 as compared to $41.1 million for the year ended September 30, 2004. This $1.5 million decrease is the net result of equipment within the hospital division becoming fully depreciated during fiscal 2004 or 2005.

      Impairments of long-lived assets. Impairments were $2.7 million and $7.2 million in fiscal 2005 and 2004, respectively. The $2.7 million in fiscal 2005 impairment represents management’s decision to discontinue implementation of certain accounting software, as well as the determination that the carrying value of a management contract in the diagnostics division exceeded its fair value. The $7.2 million impairment in 2004 represents the write-off of an enterprise wide healthcare information system. See “Critical Accounting Policies — Long-Lived Assets.”
      Interest expense. Interest expense increased 18.7% to $32.9 million for fiscal 2005 compared to $27.8 million for fiscal 2004. This $5.2 million increase in interest expense was primarily attributable to the increase in our overall cost of borrowings on debt compared to the debt that was repaid as a result of the refinancing transaction completed in the third quarter of fiscal 2004. In addition, our average outstanding debt was higher during the comparable periods. Further, we capitalized approximately $0.6 million of interest expense as part of the capitalized construction costs of our hospitals that were still under development during the first part of fiscal 2004. As of September 30, 2005, approximately 32.3% of our outstanding debt bears interest on variable rates.
      Interest and other income, net. Interest and other income, net increased to $3.1 million for fiscal 2005 compared to $0.9 million for fiscal 2004. This $2.2 million increase is due to interest earned on available cash and cash equivalents as our cash position has increased by approximately $69.3 million year-over-year.
      Loss on debt refinancing. During the fourth quarter of fiscal 2004, we repaid approximately $279.6 million of existing debt with proceeds received from our offering of $150.0 million senior notes and a $200.0 million senior credit facility. The repayment of debt resulted in a loss of approximately $5.1 million.
      Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries increased $8.7 million to $16.0 million for fiscal 2005 from $7.3 million for fiscal 2004. This increase was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocating such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during fiscal 2005 compared to fiscal 2004. Our earnings allocated to minority interests increased partially due to an increase in earnings of certain of our same facility hospitals which were allocated to our minority partners on a pro rata basis. In addition, during a portion of fiscal 2004, we shared losses at our two newest hospitals with our minority partners on a pro rata basis; however, during the same period in fiscal 2005, we were required by generally accepted accounting principles to recognize, for accounting purposes, a disproportionate 100% of the hospitals losses such that no amounts were allocated to our minority partners. However, this provision does not relieve our minority investors from any of their obligations to make additional capital contributions if one of our hospitals requires additional cash to fund its operations. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies — Earnings Allocated to Minority Interests.”
      Income tax expense. Income tax expense was $6.0 million for fiscal 2005 compared to $0.7 million for fiscal 2004, which represented an effective tax rate of approximately 42.5% and 47.0%, respectively. The overall decrease in the effective rate represents the lower impact of certain non-deductible expenses period-to-period on overall taxable income. The Company continues to have federal and state net operating loss carry forwards available from prior periods to offset the majority of its current tax liabilities.
      Income (loss) from discontinued operations. During the first quarter of fiscal 2005, we closed and sold substantially all of the assets of The Heart Hospital of Milwaukee. Accordingly, the hospital is accounted for as discontinued operations. Income from discontinued operations in the fiscal 2005 reflects the gain on the sale of the assets of approximately $9.3 million, partially offset by operating losses, shut-down costs and the overall income tax expense associated with the facility. The loss from discontinued operations in fiscal 2004 represents the operating losses, net of the tax benefit of such losses, of the facility during the period.

Fiscal Year 2004 Compared to Fiscal Year 2003
      Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,

					% of Net
			Increase/Decrease		Revenue

	2004	2003	$	%	2004	2003

Net revenue	$678,605	$542,986	$135,619	25.0%	100.0%	100.0%
Operating expenses:
Personnel expense	209,682	172,318	37,364	21.7%	30.9%	31.7%
Medical supplies expense	189,655	136,681	52,974	38.8%	27.9%	25.2%
Bad debt expense	46,037	26,791	19,246	71.8%	6.8%	4.9%
Other operating expenses	141,423	130,174	11,249	8.6%	20.8%	24.0%
Pre-opening expenses	5,103	7,381	(2,278)	(30.9)%	0.8%	1.4%
Depreciation	41,107	40,104	1,003	2.5%	6.0%	7.4%
Amortization	1,160	1,441	(281)	(19.5)%	0.2%	0.3%
Loss on disposal of property, equipment and other assets	87	258	(171)	(66.3)%	—	—
Impairments of goodwill and long-lived assets	7,227	58,865	(51,638)	(87.7)%	1.1%	10.8%

Income (loss) from operations	37,124	(31,027)	68,151	219.7%	5.5%	(5.7)%
Other income (expenses):
Interest expense	(27,764)	(25,857)	(1,907)	(7.4)%	(4.1)%	(4.8)%
Interest income and other income, net	863	1,564	(701)	(44.8)%	0.1%	0.3%
Loss on debt refinancing	(5,090)	—	(5,090)	(100.0)%	(0.7)%	—
Equity in net earnings of unconsolidated affiliates	3,540	3,541	(1)	—	0.5%	0.7%

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	8,673	(51,779)	60,452	116.8%	1.3%	(9.5)%
Minority interest share of earnings of consolidated subsidiaries	(7,259)	(6,613)	(646)	(9.8)%	(1.1)%	(1.2)%

Income (loss) from continuing operations before income taxes and discontinued operations	1,414	(58,392)	59,806	102.4%	0.2%	(10.7)%
Income tax expense	665	297	368	123.9%	0.1%	0.1%

Income (loss) from continuing operations	749	(58,689)	59,438	101.3%	0.1%	(10.8)%
Loss from discontinued operations, net of taxes	(4,372)	(1,617)	(2,755)	(170.4)%	(0.6)%	(0.3)%

Net loss	$(3,623)	$(60,306)	$56,683	94.0%	(0.5)%	(11.1)%

      Net revenue. Net revenue increased 25.0% to $678.6 million for our fiscal year ended September 30, 2004 from $543.0 million for our fiscal year ended September 30, 2003. Of this $135.6 million increase in net revenue, our hospital division generated a $144.8 million increase, which was partially offset by a $0.2 million decrease in our diagnostics division and a $9.0 million decrease in our cardiology consulting and management operations.
      The $144.8 million increase in hospital division net revenue was attributable to $66.7 million of net revenue growth from our three newest hospitals, including Louisiana Heart Hospital which opened on February 28, 2003,

Texsan Heart Hospital which opened January 13, 2004, and Heart Hospital of Lafayette which opened March 2, 2004, as well as $78.1 million of growth among our same facility hospitals. On a consolidated basis, hospital admissions increased 27.1% and adjusted admissions increased 29.4% for fiscal 2004 compared to fiscal 2003. Also on a consolidated basis, inpatient catheterization procedures increased 23.7% and inpatient surgical procedures increased 21.2% for fiscal 2004 compared to fiscal 2003, while average length of stay decreased 3.1% to 3.45 days for fiscal 2004 compared to 3.56 days for fiscal 2003.
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
      During the second quarter of fiscal 2004, we filed Medicare cost reports for fiscal year 2003 and as a result of changes in our estimates of final settlements based on additional information, we recognized contractual allowance adjustments that increased net revenue by approximately $1.4 million, of which approximately $1.1 million related to same facility hospitals. Similarly, during the second quarter of fiscal 2003 we filed Medicare cost reports for fiscal year 2002 and recognized adjustments that increased net revenue by approximately $0.8 million.
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
      Personnel expense. Personnel expense increased 21.7% to $209.7 million for fiscal 2004 from $172.3 million for fiscal 2003. This $37.4 million increase in personnel expense was primarily due to a $41.1 million increase generated by our hospital division, offset in part by a $3.4 million decrease in our corporate and other division. Of the $41.1 million increase in hospital division personnel expense, our three new hospitals accounted for $25.2 million and our same facility hospitals accounted for the remaining $15.9 million. This increase in our same facility hospitals’ personnel expense was primarily attributable to increased staffing to support the growth in admissions, inpatient catheterization and surgical procedures during the year. The $3.4 million decrease in our corporate and other division’s personnel expense was due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations, as previously discussed.
      As a percentage of net revenue, personnel expense decreased slightly to 30.9% for fiscal 2004 from 31.7% for fiscal 2003. This decrease was primarily attributable to lower same facility hospital personnel costs relative to higher net revenue as compared to prior year, offset by high personnel costs relative to net revenue associated with the ramp up of Heart Hospital of Lafayette and Texsan Heart Hospital. On an adjusted patient day basis, personnel expense for our consolidated hospitals increased to $1,080 per adjusted patient day for fiscal 2004 from

$1,071 per adjusted patient day for fiscal 2003. Personnel expense on an adjusted patient day basis for our same facility hospitals declined 4.6% to $998 from $1,046 for these comparable periods, which is the result of our concentration on staffing levels, recruiting and retention of nurses in our hospitals, and a decrease in contract labor.
      Medical supplies expense. Medical supplies expense increased 38.8% to $189.7 million for fiscal 2004 from $136.7 million for fiscal 2003. This $53.0 million increase in medical supplies expense was due to a $50.2 million increase in our hospital division and a $2.8 million increase in our diagnostics division. Of the $50.2 million increase in our hospital division’s medical supplies expense, our three new hospitals accounted for $19.0 million and our same facility hospitals accounted for the remaining $31.2 million. This increase in our same facility hospitals’ medical supplies expense was attributable to the increases in catheterization and surgical procedures performed during fiscal 2004 compared to fiscal 2003. Moreover, the increase in surgical procedures during 2004 was disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies, such as automatic implantable cardioverter defibrillators (AICD), pacemaker procedures, and drug-eluting stents. During fiscal 2004, we experienced a 26.7% increase in the number of AICD procedures compared to fiscal 2003. We have experienced a general trend over the past year in which the number of surgical procedures involving AICD and other higher cost medical devices and supplies has increased as a component of our mix of procedures. In addition, the introduction of drug-eluting stents in April 2003 contributed to higher medical supplies expense during fiscal 2004 compared to fiscal 2003. Approximately 59.5% of our cardiac procedures involving stents utilized drug-eluting stents compared to 20.3% for fiscal 2003. Further, our average utilization rate for drug-eluting stents in this was 1.31 stents per case during fiscal 2004 as compared to 1.12 stents per case during fiscal 2003. Therefore, hospital division medical supplies expense per adjusted patient day increased 12.3% for fiscal 2004 as compared to fiscal 2003, reflecting the increase in procedures that use high-costs devices and drug-eluting stents. The $2.8 million increase in diagnostics division medical supplies expense was primarily attributable to the net growth in its same facility operations, new diagnostic and therapeutic business and the increased costs associated with drug-eluting stents during fiscal 2004. As a percentage of net revenue, medical supplies expense increased to 27.9% for fiscal 2004 from 25.2% for fiscal 2003.
      Bad debt expense. Bad debt expense increased 71.8% to $46.0 million for fiscal 2004 from $26.8 million for fiscal 2003. This $19.2 million increase in bad debt expense was primarily incurred by our same facilities hospitals, which accounted for $14.9 million of the increase. Our three new hospitals accounted for the remaining $4.3 million increase for fiscal 2004 compared to fiscal 2003. The $14.9 million increase in our same facility hospitals’ bad debt expense was primarily attributable to growth in net revenue, as previously discussed, and an increase in the number of self-pay patients in several of our markets this fiscal year, including the impact of the continued ramp up of Harlingen Medical Center which operates in a market with a historically higher percentage of self-pay patients than our other hospitals. As a percentage of net revenue, bad debt expense increased to 6.8% for fiscal 2004 from 4.9% for fiscal 2003.
      Other operating expenses. Other operating expenses increased 8.6% to $141.4 million for fiscal 2004 from $130.2 million for fiscal 2003. This $11.2 million increase in other operating expense was due to a $20.7 million increase generated by our hospital division, offset in part by a $0.7 million decrease in our diagnostics division and a $8.8 million decrease in our corporate and other division. Of the $20.7 million increase in hospital division other operating expense, our three new hospitals accounted for $14.6 million and our same facility hospitals accounted for the remaining $6.1 million. This increase in our same facility hospitals’ other operating expense was primarily attributable to the significant growth in volume at two of our hospitals. These increases in other operating expenses were offset in part by decreases resulting from company-wide cost control initiatives. The $0.7 million decrease in our diagnostics division was primarily attributable to reduced operating costs resulting from the dissolution of Gaston Cardiology Services, LLC, combined with company-wide cost control initiatives. The $8.8 million decrease in our corporate and other division’s other operating expense was primarily due to the change in the physician management contracts in our cardiology consulting and management operations whereby certain reimbursed costs are no longer being passed through our operations, as previously discussed. As a percentage of net revenue, other operating expenses decreased to 20.8% for fiscal 2004 from 24.0% for fiscal 2003. This decrease was primarily attributable to higher same facility hospital net revenue and the certain economies of scale achieved on the fixed cost components of our other operating expenses combined with the benefits realized from our company-wide cost control initiatives.
      Depreciation. Depreciation increased 2.5% to $41.1 million for fiscal 2004 from $40.1 million for fiscal 2003. This increase in depreciation primarily occurred in our hospital division and was due to the depreciation of assets placed in service upon the opening of our three new hospitals, offset in part by a decrease related to equipment that became fully depreciated during fiscal 2003 in certain of our older same facility hospitals.
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
      At the end of fiscal 2003, we performed a goodwill impairment test in accordance with SFAS No. 142, which requires that we do not amortize goodwill, but rather subject our goodwill to an impairment test on an annual basis and between annual dates if an event occurs or circumstances change that indicate an impairment may exist. The results of our test concluded our goodwill was impaired, and based on the hypothetical purchase price methodology required under SFAS No. 142, we determined the amount of the goodwill impairment to be approximately $58.9 million at September 30, 2003. See “Critical Accounting Policies — Long-Lived Assets.”
      Interest expense. Interest expense increased 7.4% to $27.8 million for fiscal 2004 compared to $25.9 million for fiscal 2003. This $1.9 million increase in interest expense was primarily attributable to interest expense at our three new hospitals of $2.7 million, partially offset by a decrease in interest expense in our same facility hospitals due to a decrease in outstanding debt through scheduled principal payments and prepayment reductions. In addition, we capitalized approximately $0.6 million and $1.2 million of interest expense as part of the capitalized construction costs of our hospitals that were under development during fiscal 2004 and 2003, respectively. No interest expense was capitalized during the last two quarters of fiscal 2004.
      Loss on debt refinancing. During the fourth quarter of fiscal 2004, we repaid approximately $276.9 million of existing debt with proceeds received from our offering of $150.0 million senior notes and a $200.0 million senior credit facility. Including the loss on debt refinancing of $0.4 million which is reported in the loss from discontinued operations, the repayment of debt resulted in a loss of approximately $5.5 million and included the write-off of unamortized loan acquisition costs of approximately $3.4 million, the recapture of other comprehensive loss under interest rate swaps of approximately $1.2 million and prepayment penalties of approximately $0.8 million.
      Equity in net earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates remained consistent at $3.5 million for fiscal 2004 and fiscal 2003. However, the equity in net earnings of unconsolidated affiliates for fiscal 2004 includes $0.4 million associated with a gain on sale of land by an unconsolidated affiliate of one of our hospitals. Excluding this gain, our equity in earnings of unconsolidated affiliates decreased approximately $0.4 million from the prior year. This decrease was attributable to a decline in the operating results of our unconsolidated affiliate hospital primarily due to the reduction in that hospital’s capital cost reimbursement under the Medicare program as the hospital transitioned to the full federal payment methodology following its second full year of operations on October 1, 2003.
      Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries increased $0.7 million to $7.3 million for fiscal 2004 from $6.6 million for fiscal 2003. This increase was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocation of such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during fiscal 2004 compared to fiscal 2003. In general, our earnings allocated to minority interests increased due to a decrease in ramp up losses incurred by our new hospitals which were allocated to our minority partners on a pro rata basis combined with an increase in earnings of certain of our same facility hospitals which were allocated to our minority partners on a pro rata basis. These additions to our earnings allocated to minority interests were increased in part by a change from pro rata to disproportionate recognition of losses at three of our new hospitals that continue to ramp up combined with a change from disproportionate recognition of losses to pro rata recognition of earnings at one of our same facility hospitals during fiscal 2004 compared to the prior year. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies — Earnings Allocated to Minority Interests.”
      Income tax expense. Income tax expense was $0.7 million for fiscal 2004 compared to income tax expense of $0.3 million for fiscal 2003, which represented an effective tax rate of approximately 47.0% and 0.5%, respectively. The Company continues to have federal and state net operating loss carry forwards available from prior periods to offset the majority of its current tax liabilities.
      For fiscal 2004, income taxes include certain one-time state incentive credits that we qualified for and were able to utilize. For fiscal 2003, our reported loss before income taxes and discontinued operations of $58.4 million included a $58.9 million impairment of goodwill, which is non-deductible on a permanent basis for tax purposes.
      Loss from discontinued operations. During the first quarter of fiscal 2005, we closed and sold substantially all of the assets of The Heart Hospital of Milwaukee, which was opened in October 2003. Accordingly, the hospital is accounted for as discontinued operations. The loss from discontinued operations in fiscal 2004 represents the operating losses, net of the tax benefit of such losses, of the facility during the period. The loss from discontinued operations in fiscal 2003 represents pre-opening operating costs of the facility, net of the tax benefit of such costs.

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

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004

Statement of Operations Data:
Net revenue	$186,670	$195,116	$192,014	$184,760	$178,637
Impairments of long-lived assets	2,662	—	—	—	7,227
Income from operations	7,179	16,510	17,804	15,148	5,648
Equity in net earnings of unconsolidated affiliates	802	899	886	769	916
Minority interest	(3,611)	(3,956)	(4,402)	(3,999)	(3,381)
Income (loss) from continuing operations	(2,077)	3,358	4,278	2,592	(6,185)
Income (loss) from discontinued operations	(224)	(609)	(475)	1,948	(526)
Net income (loss)	$(2,301)	$2,749	$3,803	$4,540	$(6,711)
Cash Flow Data:
Net cash provided by operating activities	$12,051	$19,300	$17,923	$9,883	$25,290
Net cash provided by (used in) investing activities	$(6,224)	$(2,518)	$(5,906)	$37,450	$(17,621)
Net cash provided by (used in) financing activities	$(6,262)	$(4,189)	$1,084	$(3,278)	$(24,853)
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
Liquidity and Capital Resources
      Working Capital and Cash Flow Activities. Our consolidated working capital was $135.1 million at September 30, 2005 and $102.7 million at September 30, 2004. The increase of $32.4 million in working capital primarily resulted from an increase in cash and cash equivalents combined with a decrease in accounts payable and accrued liabilities, offset in part by an increase in the current portion of long-term debt and obligations under capital leases.
      The increase in cash and cash equivalents and the decrease in certain liabilities were driven by overall operations, as further described below, and the gross cash received of $42.5 million as a result of the sale of The Heart Hospital of Milwaukee during the first quarter of fiscal 2005. The increase in the current portion of long-term debt and obligations under capital leases is due to the Company’s violation of a certain financial ratio related to an equipment loan at Heart Hospital of Lafayette at September 30, 2005 and the maturity of the mortgage loan at one of our facilities in January 2006. Therefore, these loans are considered current as of September 30, 2005, whereas the amounts were still considered long-term as of September 30, 2004.
      Our cash and cash equivalents at September 30, 2005 includes approximately $9.4 million that we received in outlier payments in prior years from one of our Medicare intermediaries that we may have to repay to the Medicare program upon final settlement of cost reports for the periods in question. CMS adopted a new rule governing the calculation of outlier payments during fiscal 2003. Since the changes to the outlier formula became effective in August 2003, we have recognized net revenue from outlier payments at estimated amounts determined under the new calculation formula; however, one of our Medicare fiscal intermediaries continued to pay us at amounts calculated under the historical formula since August 2003. Effective May 1, 2004, the Medicare fiscal intermediary began paying us at rates consistent with the new calculation formula for our Medicare cost report year ending September 30, 2004; thus, we expect no future increase in the $9.4 million received in outlier payments through April 30, 2004. We have reflected this $9.4 million, plus accrued interest thereon, as a reduction to our accounts receivable, net, at September 30, 2005 and 2004, consistent with our other estimated reimbursement settlements, and have not recognized the receipt of these outlier payments as net revenue in any affected period. However, net cash provided by operating activities during fiscal 2004 and fiscal 2003 were positively impacted by $6.5 million and $2.9 million, respectively, for the payments received during these periods. Our cash and cash equivalents and our cash flows from operations may decrease in the future periods if we are required to repay the amounts upon filing our Medicare cost reports.
      Our operating activities provided net cash of $59.2 million for fiscal 2005 compared to net cash provided of $63.9 million for fiscal 2004. The cash provided by operating activities of continuing operations was $66.3 million and $68.7 million for fiscal 2005 and 2004, respectively. While our cash from operating activities was positively influenced by the $7.4 million increase in income from continuing operations year over year and the overall reduction in medical supplies inventory, the growth in net receivables and the overall reduction in accounts payable and accrued liabilities resulted in the net decrease in cash provided by operating activities. We reduced our overall days of net revenue in receivables to 46 days in fiscal 2005 from 50 days in fiscal 2004; however, the overall 11.8% growth in net revenue resulted in a net increase in accounts receivable period to period which negatively impacted our cash flow from operations. The use of cash for accounts payable and accrued liabilities in fiscal 2005 was driven by an overall reduction in accounts payable corresponding with the decrease in total inventory levels due to the timing of bulk purchases and various inventory management initiatives, as well the payment of bonuses accrued as of September 30, 2004 during the first quarter of fiscal 2005.
      Our investing activities provided net cash of $22.8 million for fiscal 2005 compared to net cash used of $65.4 million for fiscal 2004. The $22.8 million of net cash provided by investing activities in fiscal 2005 was primarily due to the proceeds from the sale of The Heart Hospital of Milwaukee, offset in part by capital expenditures for the period. The $65.4 million of net cash used by investing activities for fiscal 2004 was primarily due to our capital expenditures, related mostly to our hospitals under development during the period, including $12.2 million of cash used for The Heart Hospital of Milwaukee. This use of cash was partially offset by the proceeds from the sale of certain property and equipment. Even though we have completed our hospital expansion plans and we do not currently have any other hospitals under development, we expect to continue to use cash in investing activities in future periods. The amount will depend largely on the type and size of strategic investments we make in future periods.
      Our financing activities used net cash of $12.6 million for fiscal 2005 compared to net cash used of $19.4 million for fiscal 2004. The $12.6 million of net cash used by financing activities for fiscal 2005 was primarily the result of distributions to, net of investments by, minority partners and the repayment of long-term debt and obligations under capital leases partially offset by proceeds from exercised stock options. The $19.4 million of net cash used by financing activities for fiscal 2004 was the result of proceeds from the issuance of long-term debt, inclusive of debt transactions included as a part of discontinued operations, offset in part by repayments of long-term debt and obligations under capital leases obligations as well as repayments of loan acquisition costs and distributions to minority partners.
      Capital Expenditures. Expenditures for property and equipment for fiscal years 2005 and 2004 were $21.1 million and $56.6 million, respectively. For fiscal year 2005, our capital expenditures principally were focused on improvement to and expansion of existing facilities, whereas approximately $41.1 million of expenditures were made in fiscal 2004 for our two newest facilities. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
      Obligations, Commitments and Availability of Financing. As described more fully in the notes to our consolidated financial statements included elsewhere in this report, we had certain cash obligations at September 30, 2005, which are due as follows (in thousands):

	Payments Due by Fiscal Year

	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt	$52,503	$28,478	$7,425	$19,351	$52,046	$189,091	$348,894
Obligations under capital leases	2,678	1,813	924	478	48	—	5,941

Total debt	55,181	30,291	8,349	19,829	52,094	189,091	354,835
Other long-term obligations, excluding interest rate swaps(1)	—	290	63	24	—	—	377
Interest on indebtedness(2)	20,778	16,916	16,463	16,053	15,656	27,114	112,980
Operating leases	3,065	2,763	2,427	1,914	1,254	4,905	16,328

Total	$79,024	$50,260	$27,302	$37,820	$69,004	$221,110	$484,520

(1)	Other long-term obligations, excluding interest rate swaps, consists of non-current portion of deferred compensation under nurse retention arrangements at two of our hospitals.

(2)	Interest on indebtedness represents only fixed rate indebtedness.
      During the fourth quarter of 2004, we completed our offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes. Concurrent with our offering of the notes, we entered into a $200.0 million senior secured credit facility with a syndicate of banks and other institutional lenders. The new credit facility provides for a seven-year term loan facility in the amount of $100.0 million, all of which was drawn in July 2004, and a five-year senior secured revolving credit facility in the amount of $100.0 million which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. Proceeds from these debt facilities combined with cash on hand were used to repay $276.9 million of the long-term debt outstanding at that time.
      At September 30, 2005, we had $354.8 million of outstanding debt, $55.2 million of which was classified as current. Of the outstanding debt, $150.0 million was outstanding under our 9 7/8% senior notes, $98.8 million was outstanding under our credit facility and $102.3 million was outstanding to lenders to our hospitals. The remaining $3.7 million of debt was outstanding to lenders for diagnostic services under capital leases and other miscellaneous indebtedness, primarily equipment notes payable and capital leases.
      No amounts were outstanding to lenders under our $100.0 million revolving credit facility at September 30, 2005. At the same date, however, we had letters of credit outstanding of $1.6 million, which reduced our availability under this facility to $98.4 million.
      Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At September 30, 2005, we were in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette and we anticipate continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan of $11.6 million has been included in current portion of long-term debt and obligations under capital leases as of September 30, 2005. As of September 30, 2005, we were working with the lender to amend the financial covenant. We were also in violation of a financial covenant under an equipment loan to Louisiana Heart Hospital. The equipment lender has granted a waiver for the violation at September 30, 2005. We were in compliance with all other covenants in the instruments governing our outstanding debt at September 30, 2005
      At September 30, 2005, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
      We also guarantee approximately 50% of the real estate and 30% of the equipment debt of Avera Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at September 30, 2005, and therefore do not consolidate the hospital’s results of operations and financial position. We provide this guarantee in exchange for a fee from the hospital. At September 30, 2005, Avera Heart Hospital of South Dakota was in compliance with all covenants in the instruments governing its debt. The total amount of the hospital’s real estate and equipment debt was approximately $25.2 million and $5.5 million, respectively, at September 30, 2005. Accordingly, the real estate debt and the equipment debt guaranteed by us was approximately $12.6 million and $1.7 million, respectively, at September 30, 2005.
      See Note 10 to the consolidated financial statements included elsewhere in this report for additional discussion of the terms, covenants and repayment schedule surrounding our debt.
      We believe that internally generated cash flows and available borrowings under our new credit facility, together with the remaining net proceeds of our initial public offering and borrowings available under equipment debt commitments will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
      Intercompany Financing Arrangements. Concurrent with our new financing, we provided secured real estate and equipment financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital loans outstanding as of September 30, 2005 was $338.6 million.
      Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan amortizes based on a 20-year term, matures on June 30, 2011 and accrues interest at variable rates based on the London Interbank Offered Rate (LIBOR) plus an applicable margin. The weighted average interest rate for the intercompany real estate loans at September 30, 2005 was 7.07%.
      Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 1 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 5.75% to 7.50% or variable rates based on LIBOR plus and applicable margin. The weighted average interest rate for the intercompany equipment loans at September 30, 2005 was 6.70%.
      We receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.
      We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinated to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interest in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of the borrowing hospital’s accounts receivable. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of September 30, 2005 and September 30, 2004, we held $93.3 million and $88.8 million, respectively, of intercompany working capital notes and related accrued interest, net of advances from our hospitals.
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
      On December 1, 2004, we completed the sale of certain assets of The Heart Hospital of Milwaukee for $42.5 million. Of the $42.5 million in proceeds received, approximately $37.0 million was used to repay The Heart Hospital of Milwaukee’s intercompany secured loans, thereby increasing our consolidated cash position on such date. As part of the terms of the sale, we were required to close the hospital. As such, we incurred costs associated with the closing of the hospital, in addition to costs associated with completing the sale and additional operating expenses. As stipulated by the covenants of our Senior Credit Facility, within 300 days after the receipt of the net proceeds, we may identify a use of the net proceeds for capital expenditures or other permitted investments, so long as such usage occurs within 300 days of the date identified, which we have done. Any net proceeds not identified or invested within this time period must be used to repay principal of senior secured indebtedness. The lenders under our credit facility have waived this requirement. However, the indenture governing our senior notes contains a similar requirement. Accordingly, we are currently offering to repurchase up to $30.3 million of our senior notes.
      We have, during fiscal 2005, and will continue in future periods, provided information on a quarterly basis about the aggregate amount of these intercompany loans outstanding to assist investors in better understanding the total amount of our investment in our hospitals, our claim to the future cash flows of our hospitals, and our capital structure.
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
      We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. To date, we have only entered into the fixed interest rate swaps as discussed below.
      As required by their mortgage loans, three of our consolidated hospitals entered into fixed interest rate swaps during fiscal 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the mortgage debt for these three hospitals as part of the July 2004 financing transaction. We did not terminate the interest rate swaps as part of the financing transaction, which resulted in the recognition of a loss of approximately $0.6 million, during the fourth quarter of fiscal 2004. Since July 2004, the fixed interest rate swaps have not been utilized as a hedge of variable debt obligations, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as a component of interest expense. The fair value of the interest rate swaps at September 30, 2005 was an obligation of $0.1 million resulting in an unrealized gain of $1.0 million during fiscal 2005.
      Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. As a result of our July 2004 financing transaction, our outstanding debt subject to variable rates of interest decreased to approximately 32.3% of our total debt at September 30, 2005 compared to approximately 32.8% at September 30, 2004. Our debt obligations at September 30, 2005 included approximately $112.8 million of variable rate debt at an approximate average interest rate of 6.43%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $2.0 million, $1.6 million and $1.5 million for the years ended September 30, 2005, 2004 and 2003, respectively.

Item 8.	Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
MEDCATH CORPORATION AND SUBSIDIARIES
HEART HOSPITAL OF SOUTH DAKOTA, LLC

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina
      We have audited the accompanying consolidated balance sheets of MedCath Corporation and subsidiaries (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of Company’s internal control over financial reporting and an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
December 13, 2005
Charlotte, North Carolina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MedCath Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of the company’s principal executive and principal financial officers, or persons performing similar functions and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005 and our report dated December 13, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
December 13, 2005
Charlotte, North Carolina

MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,

	2005	2004

Current assets:
Cash and cash equivalents	$141,624	$72,310
Accounts receivable, net	95,400	92,797
Medical supplies	20,220	22,205
Deferred income tax assets	12,391	11,972
Prepaid expenses and other current assets	7,206	7,938
Current assets of discontinued operations	—	2,403

Total current assets	276,841	209,625
Property and equipment, net	388,766	410,908
Investments in affiliates	6,669	6,029
Goodwill	70,100	70,100
Other intangible assets, net	8,639	10,746
Other assets	12,190	13,473
Long-term assets of discontinued operations	—	33,355

Total assets	$763,205	$754,236

Current liabilities:
Accounts payable	$40,960	$46,372
Income tax payable	1,416	533
Accrued compensation and benefits	22,556	25,914
Accrued property taxes	6,815	6,565
Other accrued liabilities	14,812	15,968
Current portion of long-term debt and obligations under capital leases	55,181	9,872
Current liabilities of discontinued operations	—	1,720

Total current liabilities	141,740	106,944
Long-term debt	296,391	346,006
Obligations under capital leases	3,263	5,641
Deferred income tax liabilities	15,673	9,494
Other long-term obligations	497	7,330

Total liabilities	457,564	475,415
Minority interest in equity of consolidated subsidiaries	22,900	15,173
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,562,635 issued and 18,493,735 outstanding at September 30, 2005 18,090,186 issued and 18,021,286 outstanding at September 30, 2004	186	181
Paid-in capital	368,849	358,656
Accumulated deficit	(85,924)	(94,715)
Accumulated other comprehensive income (loss)	24	(80)
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	282,741	263,648

Total liabilities and stockholders’ equity	$763,205	$754,236

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,

	2005	2004	2003

Net revenue	$758,560	$678,605	$542,986
Operating expenses:
Personnel expense	234,935	209,682	172,318
Medical supplies expense	216,329	189,655	136,681
Bad debt expense	53,663	46,037	26,791
Other operating expenses	154,168	141,423	130,174
Pre-opening expenses	—	5,103	7,381
Depreciation	39,571	41,107	40,104
Amortization	1,160	1,160	1,441
(Gain) loss on disposal of property, equipment and other assets	(569)	87	258
Impairments of long-lived assets and goodwill	2,662	7,227	58,865

Total operating expenses	701,919	641,481	574,013

Income (loss) from operations	56,641	37,124	(31,027)
Other income (expenses):
Interest expense	(32,943)	(27,764)	(25,857)
Interest income and other income, net	3,090	863	1,564
Loss on debt refinancing	—	(5,090)	—
Equity in net earnings of unconsolidated affiliates	3,356	3,540	3,541

Total other expenses, net	(26,497)	(28,451)	(20,752)

Income (loss) from continuing operations before minority interest, incomes taxes and discontinued operations	30,144	8,673	(51,779)
Minority interest share of earnings of consolidated subsidiaries	(15,968)	(7,259)	(6,613)

Income (loss) from continuing operations before income taxes and discontinued operations	14,176	1,414	(58,392)
Income tax expense	6,025	665	297

Income (loss) from continuing operations	8,151	749	(58,689)
Income (loss) from discontinued operations, net of taxes	640	(4,372)	(1,617)

Net income (loss)	$8,791	$(3,623)	$(60,306)

Earnings (loss) per share, basic
Continuing operations	$0.45	$0.04	$(3.26)
Discontinued operations	0.03	(0.24)	(0.09)

Earnings (loss) per share, basic	$0.48	$(0.20)	$(3.35)

Earnings (loss) per share, diluted
Continuing operations	$0.42	$0.04	$(3.26)
Discontinued operations	0.03	(0.24)	(0.09)

Earnings (loss) per share, diluted	$0.45	$(0.20)	$(3.35)

Weighted average number of shares, basic	18,286	17,984	17,989
Dilutive effect of stock options	1,184	—	—

Weighted average number of shares, diluted	19,470	17,984	17,989

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock				Other	Treasury Stock
			Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balance, September 30, 2002	18,012	$180	$357,707	$(30,786)	$(1,411)	—	$—	$325,690
Purchase of treasury stock	(69)					69	$(394)	$(394)
Comprehensive loss:								—
Net loss	—	—	—	(60,306)	—	—	—	(60,306)
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	64	—	—	64

Total comprehensive loss								(60,242)

Balance, September 30, 2003	17,943	180	357,707	(91,092)	(1,347)	69	(394)	265,054
Exercise of stock options, including income tax benefit	79	1	949	—	—			950
Comprehensive loss:
Net loss	—	—	—	(3,623)	—	—	—	(3,623)
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	706	—	—	706
Reclassification of undesignated interest rate swaps ineffectiveness into earnings	—	—	—	—	561	—	—	561

Total comprehensive loss								(2,356)

Balance, September 30, 2004	18,022	181	358,656	(94,715)	(80)	69	(394)	263,648
Exercise of stock options, including income tax benefit	472	5	8,725	—	—	—	—	8,730
Acceleration of vesting of stock options	—	—	1,468	—	—	—	—	1,468
Comprehensive income:
Net income	—	—	—	8,791	—	—	—	8,791
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	104	—	—	104

Total comprehensive income								8,895

Balance, September 30, 2005	18,494	$186	$368,849	$(85,924)	$24	69	$(394)	$282,741

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,

	2005	2004	2003

income (loss)	$8,791	$(3,623)	$(60,306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(640)	4,372	1,617
Bad debt expense	53,663	46,037	26,791
Depreciation and amortization expense	40,731	42,267	41,545
Income tax benefit on exercised stock options	1,268	124	—
Loss (gain) on disposal of property, equipment and other assets	(569)	87	258
Share-based compensation expense	1,468	—	—
Loss on debt refinancing	—	5,090	—
Impairments of goodwill and long-lived assets	2,662	7,227	58,865
Amortization of loan acquisition costs	1,602	1,760	1,458
Equity in earnings of unconsolidated affiliates, net of dividends received	(668)	(124)	(3,541)
Minority interest share of earnings of consolidated subsidiaries	15,968	7,259	6,613
Change in fair value of interest rate swaps	(1,041)	1	—
Deferred income taxes	5,699	(4,095)	(541)
Change in assets and liabilities that relate to operations:
Accounts receivable	(56,266)	(52,303)	(42,503)
Medical supplies	1,985	(6,409)	(2,230)
Prepaids and other assets	1,315	2,487	(1,892)
Accounts payable and accrued liabilities	(9,645)	18,567	16,466

Net cash provided by operating activities of continuing operations	66,323	68,724	42,600
Net cash provided by (used in) operating activities of discontinued operations	(7,166)	(4,782)	2,653

Net cash provided by operating activities	59,157	63,942	45,253
Investing activities:
Purchases of property and equipment	(21,054)	(56,603)	(96,040)
Proceeds from sale of property and equipment	1,350	2,889	746
Proceeds from sale of discontinued operations	42,500	—	—
Other investing activities	6	483	645

Net cash provided by (used in) investing activities of continuing operations	22,802	(53,231)	(94,649)
Net cash used in investing activities of discontinued operations	—	(12,199)	(17,442)

Net cash provided by (used in) investing activities	22,802	(65,430)	(112,091)
Financing activities:
Short-term debt repayments, net	—	—	(4,500)
Proceeds from issuance of long-term debt	2,052	316,566	73,789
Repayments of long-term debt	(10,647)	(294,407)	(27,069)
Repayments of obligations under capital leases	(2,815)	(7,647)	(3,277)
Payments of loan acquisition costs	—	(10,047)	(942)
Investments by minority partners	1,241	874	567
Distributions to minority partners	(10,144)	(10,424)	(7,355)
Repayments from (advances to) minority partners	206	(417)	(550)
Purchase of common stock for treasury	—	—	(394)
Proceeds from exercised stock options	7,462	825	—

Net cash provided by (used in) financing activities of continuing operations	(12,645)	(4,677)	30,269
Net cash provided by (used in) financing activities of discontinued operations	—	(14,756)	14,665

Net cash (used in) provided by financing activities	(12,645)	(19,433)	44,934

Net increase (decrease) in cash and cash equivalents	69,314	(20,921)	(21,904)
Cash and cash equivalents:
Beginning of year	72,310	93,231	115,135

End of year	$141,624	$72,310	$93,231

Supplemental disclosure of cash flow information:
Interest paid	$32,604	$21,508	$23,689
Income taxes paid	1,056	341	1,166
Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$514	$1,404	$4,649
Distributions to minority partners declared but not paid	—	—	980
See notes to consolidated financial statements.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share amounts)

1.	Business and Organization
      MedCath Corporation (the Company) primarily focuses on the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of September 30, 2005, the Company owned and operated twelve hospitals, together with its physician partners, who own an equity interest in the hospital where they practice. The Company’s existing hospitals had a total of 727 licensed beds, of which 693 were staffed and available, and were located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota and Texas.
      The Company accounts for all but one of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Avera Heart Hospital of South Dakota and neither has substantive control over the hospital nor is its primary beneficiary under the revised version of Financial Accounting Standards Board (FASB) Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (FIN No. 46-R). Therefore, the Company is unable to consolidate the hospital’s results of operations and financial position, but rather is required to account for its minority ownership interest in the hospital as an equity investment.
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
      Concentrations of Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.
      The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third party payors, including Medicare, Medicaid and commercial insurance carriers. The

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company has not experienced significant losses related to receivables from individual patients or groups of patients in any particular industry or geographic area.
      Cash and Cash Equivalents — Cash consists of currency on hand and demand deposits with financial institutions. Cash equivalents include investments in highly liquid instruments with original maturities of three months or less.
      Allowance for Doubtful Accounts — Accounts receivable primarily consist of amounts due from third-party payors and patients in the Company’s hospital division. The remainder of the Company’s accounts receivable principally consists of amounts due from billings to hospitals for various cardiovascular care services performed in its diagnostics division and amounts due under consulting and management contracts. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The Company estimates this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of its respective hospitals and other business unit.
      Medical Supplies — Medical supplies consist primarily of supplies necessary for diagnostics, catheterization and surgical procedures and general patient care and are stated at the lower of first-in, first-out (FIFO) cost or market.
      Property and Equipment — Property and equipment are recorded at cost and are depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment, furniture and software. Repairs and maintenance costs are charged to operating expense while betterments are capitalized as additions to the related assets. Retirements, sales, and disposals are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in income from operations. Amortization of property and equipment recorded under capital leases is included in depreciation expense. Interest expense incurred in connection with the construction of hospitals is capitalized as part of the cost of the building until the facility is operational, at which time depreciation begins using the straight-line method over the estimated useful life of the building. During the years ended September 30, 2004 and 2003 the Company capitalized interest of $0.6 million and $1.2 million, respectively. The Company did not capitalize any interest during the year ended September 30, 2005.
      Goodwill and Intangible Assets — Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. Other intangible assets primarily consist of the value of management contracts. With the exception of goodwill, intangible assets are being amortized over periods ranging from 8 to 27 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company evaluates goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.
      Other Assets — Other assets primarily consist of loan acquisition costs and prepaid rent under a long-term operating lease for land at one of the Company’s hospitals. The loan acquisition costs are being amortized using the straight-line method over the life of the related debt, which approximates the effective interest method. The Company recognizes the amortization of the loan acquisition costs as a component of interest expense. The prepaid rent is being amortized using the straight-line method over the lease term, which extends through December 11, 2065. The Company recognizes the amortization of prepaid rent as a component of rent expense. For the years ended September 30, 2005, 2004 and 2003, amortization expense related to other assets was $1.6 million, $1.8 million and $1.5 million, respectively.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During the year ended September 30, 2005, the Company recorded a $2.7 million impairment charge, which was comprised of $1.7 million relating to license fees associated with the use of certain accounting software and $1.0 million relating to a management contract. The accounting software is currently installed in two hospitals and was intended to be installed in the remaining hospitals; however, due to a lack of additional benefits provided by the system and additional installation costs required, it was determined that the system would not be installed in any additional hospitals. Therefore, the impairment charge reflects the unused license fees associated with this system. The remaining $1.0 million impairment charge relates to the excess carrying value over the fair value of a management contract due to lack of volumes and other economic factors at one managed diagnostic venture.
      During the year ended September 30, 2005, the operating performance of one of the Company’s facilities, Louisiana Heart Hospital, was significantly below prior year results and below expectations. As a result, various strategic initiatives were undertaken to help improve operations and strengthen the hospital’s financial position; however, in September 2005, Hurricane Katrina hit the Gulf Coast region and the area around Louisiana Heart Hospital was significantly impacted. While the facility only sustained minor structural damage, the long term operational impact of the storm can not be determined. While the strategic initiatives have been delayed or postponed, population shifts and other factors in the surrounding region, including New Orleans, could have either a positive or negative impact on the future operations. As such, while no impairment charge was recorded during the year ended September 30, 2005, a future write-off may be necessary if, as business circumstances become clearer, it becomes evident that the carrying amount of the hospital’s assets are not fully recoverable.
      During the year ended September 30, 2004, the Company recorded a $7.2 million impairment charge relating to certain capitalized software costs associated with the purchase of an enterprise wide healthcare information system, which had been installed in two of the Company’s hospitals. Due to a number of functionality and integration issues experienced with this system, the Company determined that the system was not performing to its original specifications and was replaced at the two hospitals where it had been installed and would not be installed in any additional hospitals.
      Other Long-Term Obligations — Other long-term obligations consist of the Company’s liabilities for its interest rate swap derivatives, which are recognized at their fair market value as of the balance sheet date and the Company’s noncurrent obligation under certain deferred compensation arrangements. At September 30, 2004, other long-term obligations also consisted of a working capital note due to a hospital investor partner in one of the Company’s hospitals. The note was paid in full during fiscal 2005.
      Market Risk Policy — The Company’s policy for managing risk related to its exposure to variability in interest rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138,

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting for Derivative Instruments and Hedging Activities (an amendment of SFAS Statement No. 133), and as amended by SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.
      Revenue Recognition — Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as commercial insurers, health maintenance organizations and preferred provider organizations are generally less than established billing rates. Payment arrangements with third-party payors may include prospectively determined rates per discharge or per visit, a discount from established charges, per diem payments, reimbursed costs (subject to limits) and/or other similar contractual arrangements. As a result, net revenue for services rendered to patients is reported at the estimated net realizable amounts as services are rendered. The Company accounts for the difference between the estimated realizable rates under the reimbursement program and the standard billing rates as contractual adjustments.
      The majority of the Company’s contractual adjustments are system-generated at the time of billing based on either government fee schedules or fee schedules contained in managed care agreements with various insurance plans. Portions of the Company’s contractual adjustments are performed manually and these adjustments primarily relate to patients that have insurance plans with whom the Company does not have contracts containing discounted fee schedules, also referred to as non-contracted payors, patients that have secondary insurance plans following adjudication by the primary payor, uninsured self-pay patients and charity care patients. Estimates of contractual adjustments are made on a payor-specific basis and based on the best information available regarding the Company’s interpretation of the applicable laws, regulations and contract terms. While subsequent adjustments to the systematic contractual allowances can arise due to denials, short payments deemed immaterial for continued collection effort and a variety of other reasons, such amounts have not historically been significant.
      The Company continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of its programs. Final settlements under some of these programs are subject to adjustment based audit by third parties, which can take several years to determine. From a procedural standpoint, the Company subsequently adjust those settlements as new information is obtained from audits or review by the fiscal intermediary, and, if the result of the of the fiscal intermediary audit or review impacts other unsettled and open costs reports, then the Company recognizes the impact of those adjustments. As such, the Company recognized adjustments that increased net revenue by $4.5 million, $3.7 million and $0.8 million in the years ended September 30, 2005, 2004 and 2003, respectively.
      A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 52.9%, 51.5% and 51.6% of the Company’s net revenue during the years ended September 30, 2005, 2004 and 2003, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, hospitals are paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.
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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2005, 2004 and 2003, the Company incurred approximately $6.3 million, $6.6 million and $7.1 million of advertising expenses, respectively.
      Pre-opening Expenses — Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred. The Company recognized pre-opening expenses of approximately $5.1 million and $7.4 million for the years ended September 30, 2004 and 2003, respectively. The Company did not incur any pre-opening expenses during the year ended September 30, 2005.
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
      Members’ and Partners’ Share of Hospital’s Net Income and Loss — Each of the Company’s consolidated hospitals is organized as a limited liability company or limited partnership, with one of the Company’s wholly-owned subsidiaries serving as the manager or general partner and holding from 51% to 72% of the ownership interest in the entity. In most cases, physician partners or members own the remaining ownership interests as members or limited partners. In some instances, the Company may organize a hospital with a community hospital investing as an additional partner or member. In those instances, the Company may hold a minority interest in the hospital with the community hospital and physician partners owning the remaining interests also as minority partners. In such instances, the hospital is generally accounted for under the equity method of accounting. Profits and losses of hospitals accounted for under either the consolidated or equity methods are generally allocated to its owners based on their respective ownership percentages. If the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of the partners or members, the Company is required, due to at risk capital position, by accounting principles generally accepted in the United States, to recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all of its owners on a pro rata basis. In such cases, the Company will recognize a disproportionate share of the hospital’s future profits to the extent the Company has previously recognized a disproportionate share of the hospital’s losses.
      Stock-Based Compensation — The Company accounts for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is determined based on the intrinsic value of the equity instrument award; accordingly no compensation cost is recognized for options granted with an exercise price equal to the fair value of the underlying shares at the grant date. No share-based employee compensation cost related to the issuance of stock options is reflected in net income for the years ended September 30, 2005, 2004 and 2003, as all

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options granted during those periods under the Company’s stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant.
      In September 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees. The accelerated vesting of options was effective as of September 30, 2005 and was conditioned upon an optionee entering into a sale restriction agreement (the Restriction Agreement) which provides that if the optionee exercises a stock option prior to its originally scheduled vesting date while employed by the Company, the optionee will be prohibited from selling the shares of stock acquired upon exercise of the option until the date the option would have become vested had it not been accelerated. The Restriction Agreement also provides that if an optionee exercises an option prior to its originally scheduled vesting date and is no longer employed by the Company, the optionee will be prohibited from selling the stock acquired upon exercise of the option for the longer of three years from the option exercise date or the originally scheduled vesting date. As a result of the acceleration, during fiscal 2005 the Company recorded a charge of $1.5 million of compensation cost that represents the intrinsic value measured at the acceleration date for the estimated number of awards that, absent the acceleration, would have expired unexercisable.
      The following tables illustrate the effect on reported net income (loss) and earnings (loss) per share as if the Company had applied the fair value method of accounting for employee stock plans as required by SFAS No. 123, including the pro-forma impact of the accelerated vesting of stock options in fiscal 2005.

	Year Ended September 30,

	2005	2004	2003

Net income (loss), as reported	$8,791	$(3,623)	$(60,306)
Add: Total stock-based employee compensation expense included in reported net income, net of tax related effects	859	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,963)	(1,782)	(1,424)

Pro forma net loss	$(1,313)	$(5,405)	$(61,730)

Earnings (loss) per share, basic:
As reported	$0.48	$(0.20)	$(3.35)
Pro forma	$(0.07)	$(0.30)	$(3.43)
Earnings (loss) per share, diluted:
As reported	$0.45	$(0.20)	$(3.35)
Pro forma	$(0.07)	$(0.30)	$(3.43)
      As required under SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which occurred during 2005, 2004 and 2003:

	Year Ended September 30,

	2005	2004	2003

Expected life	8 years	8 years	8 years
Risk-free interest rate	3.86-4.15%	3.40-4.25%	2.87-4.21%
Expected volatility	47%	50%	52%
      The weighted average fair value of options granted during the years ended September 30, 2005, 2004 and 2003 with an exercise price equal to the fair value of the Company’s stock at the date of grant was $23.90, $11.10

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and $9.78, respectively. There were no options granted during the year ended September 30, 2005 with an exercise price greater than the fair value of the Company’s stock at the date of grant.
      New Accounting Pronouncements — In December 2004, the Financial Accounting Standard Board (FASB) issued Statement 123R, Share-Based Payment, to be effective for interim or annual periods beginning after June 15, 2005. SFAS No. 123R was further revised in April 2005 to be effective for annual periods beginning after June 15, 2005. Accordingly, SFAS No. 123R will become effective during the quarter ended December 31, 2005, the first quarter of fiscal 2006 for the Company. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the statement of operations. The expense is recognized over the requisite service period based on fair values measured on grant dates and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. As the vesting on substantially all of the employee stock options was accelerated on September 30, 2005, the Company does not expect the adoption of SFAS No. 123R will have a significant impact on its consolidated financial position and results of operations.
      On June 29, 2005, the FASB ratified the Emerging Issues Task Force’s final consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. The Issue 04-5 framework is based on the principal that a general partner in a limited partnership is presumed to control the limited partnership, regardless of the extent of its ownership interest, unless the limited partners have substantive kick-out rights or substantive participating rights. However, the consensus does not apply to entities that are variable interest entities, as defined under FIN No. 46R, and various other situations. Issue No. 04-5 is effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. In addition, general partners of all other limited partnerships should apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of Issue No. 04-5 will have a significant impact on its consolidated financial position and results of operations.
      On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (FIN No. 45-3). FIN No. 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a specified period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. The Company is currently assessing what impact FIN 45-3 will have on its consolidated financial position and results of operations.

3.	Discontinued Operations
      On November 5, 2004, the Company and local Milwaukee physicians, who jointly owned The Heart Hospital of Milwaukee (HHM), entered into an agreement with Columbia St. Mary’s, a Milwaukee-area hospital group, to close HHM and sell certain assets primarily comprised of real property and equipment to Columbia St. Mary’s for $42.5 million. The sale was completed on December 1, 2004.
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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Transaction proceeds were used by HHM to pay intercompany secured debt, which totaled approximately $37.0 million on the date of the closing, as well as transaction costs and hospital operating expenses of approximately $2.0 million. The remaining proceeds from the divestiture, combined with proceeds from the liquidation of the assets not sold to Columbia St. Mary’s were used to satisfy certain liabilities of HHM and return a portion of the original capital contribution to the investors.
      The results of operations of The Heart Hospital of Milwaukee are as follows:

	Year Ended September 30,

	2005	2004	2003

Net revenue	$2,094	$14,186	$—
Restructuring and write-off charges	(3,635)	—	—
Operating expenses	(3,176)	(21,914)	(2,713)

Loss from operations	(4,717)	(7,728)	(2,713)
Other income (expenses):
Gain (loss) on sale of assets	9,131	(6)	—
Minority interest and other, net	(630)	(515)	1,104
Income tax (expense) benefit	(3,144)	3,877	(8)

Net income (loss)	$640	$(4,372)	$(1,617)

      The principal balance sheet items of The Heart Hospital of Milwaukee, including allocated goodwill and excluding intercompany debt, are as follows:

September 30,
2004

Cash and cash equivalents	$462
Accounts receivable, net	851
Other current assets	1,090

Current assets	$2,403

Property and equipment, net	$28,455
Goodwill	4,900

Noncurrent assets	$33,355

Accounts payable	$605
Accrued liabilities	1,115

Current liabilities	$1,720

4.	Adoption of FASB Interpretation No. 46
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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company’s consolidation of the managed entity’s results of operations began April 1, 2004 and resulted in an increase in the Company’s net revenue of $0.1 million and an increase in the Company’s operating expenses of $0.1 million, for the six months ended September 30, 2004, but did not have any impact on net income as the managed entity operates at breakeven as a result of the management fee structure, as previously discussed.
      The Company also has a significant variable interest in its one unconsolidated affiliate hospital, Avera Heart Hospital of South Dakota, but has determined that it is not the primary beneficiary under FIN No. 46-R and accordingly has continued to account for its investment in this hospital using the equity method of accounting. The Company has variable interests in several other entities in its Diagnostics Division as well as at one of its majority-owned hospitals which the Company has continued to evaluate on an ongoing basis. However, at September 30, 2005, none of these variable interests were determined to be significant under FIN No. 46-R.

5.	Goodwill and Other Intangibles
      In September 2003, the Company performed a goodwill impairment test. This testing date was consistent with both its designated annual testing date under SFAS No. 142 and a new triggering event, which was a change in management’s outlook on future operations resulting from the completion of the fiscal 2004 financial budget process during the fourth quarter of its fiscal year. The Company engaged a third-party valuation firm to assist in

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performing the goodwill impairment test. Management concluded that the independent valuation indicated that the calculated fair value of the Company’s reporting units did not exceed their carrying value, thus impairment existed. Accordingly, the Company completed a hypothetical purchase price analysis to determine the amount of the goodwill impairment required under SFAS No. 142. The Company also utilized the assistance of the third-party valuation firm to calculate the fair value of certain tangible and identifiable intangible assets. As a result of the analyses, the Company recorded a goodwill impairment loss of $58.9 million at September 30, 2003, which consisted of $43.5 million and $15.4 million relating to the hospital division and diagnostics division reporting units, respectively. The results of the testing performed in September 2005 and 2004 indicated that no additional impairment was required in fiscal 2005 and 2004, respectively.
      As of September 30, 2005 and 2004, the Company’s other intangible assets, net, included the following:

	September 30, 2005		September 30, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Management contracts	$19,084	$(11,406)	$20,598	$(10,845)
Other	1,446	(485)	1,446	(453)

Total	$20,530	$(11,891)	$22,044	$(11,298)

      Amortization expense recognized for the management contracts and other intangible assets totaled $1.2 million for each of the years ended September 30, 2005 and 2004 and $1.4 million for the year ended September 30, 2003.
      The estimated aggregate amortization expense for each of the five fiscal years succeeding the Company’s most recent fiscal year ended September 30, 2005 is as follows:

Estimated Expense
Fiscal Year	Amortization

2006	$977
2007	602
2008	477
2009	477
2010	477

6.	Business Combinations and Hospital Development
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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Closure of Hospital and Sale of Related Assets — As further discussed in Note 3, the Company closed and sold certain assets of The Heart Hospital of Milwaukee on December 1, 2004.
      Diagnostic and Therapeutic Facilities Development — During fiscal 2005, the Company entered into a development agreement and service line management agreement with a third party hospital in Montana. Under these agreements, the Company receives fees related to the management of the hospital’s cardiovascular service line. In addition, assuming certain financial thresholds are met at a future date, the Company will contribute up to $12.0 million to acquire a portion of a joint venture, which will continue to manage the service line as well as a construct a new heart institute.
      Also throughout fiscal 2005, the Company opened four different medical and sleep centers throughout the United States. The Company owns 51% to 100% of these centers.
      During fiscal 2004, the Company entered into a mobile catheterization lab management agreement with a health care system located in Winston-Salem, North Carolina; opened a new nuclear testing facility in Woodbridge, Virginia; and opened two new nuclear testing facilities located within physicians’ offices in Newburyport and Haverhill, Massachusetts.
      During fiscal 2003, the Company opened new nuclear testing facilities in Falls Church, Virginia and Philadelphia, Pennsylvania.
      Closure of Diagnostic and Therapeutic Facilities — During November 2003, the Company and Gaston Memorial Hospital dissolved and terminated the agreement related to Gaston Cardiology Services, LLC.

7.	Accounts receivable
      Accounts receivable, net, consists of the following:

	September 30,

	2005	2004

Receivables, principally from patients and third-party payors	$107,852	$102,485
Receivables, principally from billings to hospitals for various cardiovascular procedures	4,358	3,990
Amounts due under management contracts	3,766	2,698
Other	3,101	2,095

	119,077	111,268
Less allowance for doubtful accounts	(23,677)	(18,471)

Accounts receivable, net	$95,400	$92,797

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity for the allowance for doubtful accounts was as follows:

	Year Ended September 30,

	2005	2004	2003

Balance, beginning of year	$18,471	$13,481	$7,818
Bad debt expense	53,663	46,037	26,791
Write-off, net of recoveries	(48,457)	(41,047)	(21,128)

Balance, end of year	$23,677	$18,471	$13,481

8.	Property and Equipment
      Property and equipment, net, consists of the following:

	September 30,

	2005	2004

Land	$29,223	$29,555
Buildings	292,581	291,151
Equipment	304,061	298,240
Construction in progress	2,305	2,658

Total, at cost	628,170	621,604
Less accumulated depreciation	(239,404)	(210,696)

Property and equipment, net	$388,766	$410,908

      Substantially all of the Company’s property and equipment is either pledged as collateral for various long-term obligations or assigned to lenders under the senior secured credit facility as intercompany collateral liens.

9.	Investments in affiliates
      Investments in unconsolidated affiliates accounted for under the equity method consist of the following:

	Year Ended
	September 30,

	2005	2004

Avera Heart Hospital of South Dakota	5,641	5,054
Other	1,028	975

	$6,669	$6,029

      At September 30, 2005, accumulated deficit includes $4.3 million related to undistributed earnings of Avera Heart Hospital of South Dakota and distributions received from this affiliate were $2.7 million in both fiscal 2005 and 2004. There were no distributions in fiscal 2003.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Long-term Debt
      Long-term debt consists of the following:

	September 30,

	2005	2004

Senior notes	$150,000	$150,000
Senior secured credit facility	98,750	99,750
Real estate investment trust (REIT) loans	56,948	57,899
Notes payable to various lenders	43,196	45,628

	348,894	353,277
Less current portion	(52,503)	(7,271)

Long-term debt	$296,391	$346,006

      Senior Notes — During fiscal 2004, the Company’s wholly-owned subsidiary, MedCath Holdings Corp. (the Issuer), completed an offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes (the Senior Notes). The proceeds, net of fees, of $145.5 million were used to repay a significant portion of the Company’s then outstanding debt and capital lease obligations. The Senior Notes, which mature on July 15, 2012, pay interest semi-annually, in arrears, on January 15 and July 15 of each year. The Senior Notes are redeemable, in whole or in part, at any time on or after July 15, 2008 at a designated redemption amount, plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date. The Company may redeem up to 35% of the aggregate principal amount of the Senior Notes on or before July 15, 2007 with the net cash proceeds from certain equity offerings. In event of a change in control in the Company or the Issuer, the Company must offer to purchase the Senior Notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.
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
      Senior Secured Credit Facility — Concurrent with the offering of the Senior Notes, the Issuer entered into a $200.0 million senior secured credit facility (the Senior Secured Credit Facility) with a syndicate of banks and other institutional lenders. The Senior Secured Credit Facility provides for a seven-year term loan facility (the Term Loan) in the amount of $100.0 million and a five-year senior secured revolving credit facility (Revolving Facility) in the amount of $100.0 million, which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. There were no borrowings under the Revolving Facility at September 30, 2005; however, the Company has letters of credit outstanding of $1.6 million, which reduces availability under the Revolving Facility to $98.4 million.
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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Real Estate Investment Trust (REIT) Loans — As of September 30, 2005, the Company’s REIT Loan balance includes the outstanding indebtedness of two hospitals. The interest rates on the outstanding REIT Loans were based on a rate index tied to U.S. Treasury Notes plus a margin, that is determined on the completion date of the hospital, and subsequently increases per year by 20 basis points. The principal and interest on the REIT Loans are payable monthly over seven-year terms from the completion date of each hospital using extended period amortization schedules and include balloon payments at the end of each respective term. One loan is subject to extension for an additional seven years at the option of the Company. The other REIT loan is due in full in January 2006 and therefore, the outstanding balance is included in current portion of long-term debt and obligations under capital leases as of September 30, 2005. Borrowings under the REIT Loans are collateralized by a pledge of the Company’s interest in the related hospitals’ property, equipment and certain other assets.
      As of September 30, 2005, in accordance with the related hospital operating agreements and as required by the lenders, the Company guaranteed 100% of the obligations of its subsidiary hospitals for the bank mortgage loans made under the REIT loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. The guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals failing to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. The average interest rate as of September 30, 2005 and 2004 on the REIT Loans were 10.41% and 10.29%, respectively. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.
      Notes Payable to Various Lenders — The Company acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. In addition, two facilities in the Diagnostics Division financed leasehold improvements through notes payable collateralized by the leasehold improvements. Amounts borrowed under these notes are payable in monthly

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
installments of principal and interest over 4 to 7 year terms. Interest is at fixed and variable rates ranging from 6.47% to 8.00%. The Company has guaranteed certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan. At September 30, 2005, the total amount of notes payable was approximately $43.2 million, of which $39.3 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets. These notes payable contain various covenants and restrictions including the maintenance of specific financial ratios and amounts and payment of dividends.
      Debt Covenants — At September 30, 2005, the Company was in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette and anticipates continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan of $11.6 million has been included in current portion of long-term debt and obligations under capital leases as of September 30, 2005. As of September 30, 2005, the Company was working with the lender to amend the financial covenant. The Company was also in violation of a financial covenant under an equipment loan to Louisiana Heart Hospital. The equipment lender has granted a waiver for the covenant at September 30, 2005. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at September 30, 2005.
      Guarantees of Unconsolidated Affiliate’s Debt — The Company has guaranteed approximately 50% of the real estate and 30% of the equipment debt of the one affiliate hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At September 30, 2005, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $25.2 million and $5.5 million at September 30, 2005. Accordingly, the real estate debt and the equipment debt guaranteed by the Company was approximately $12.6 million and $1.7 million, respectively, at September 30, 2005. These guarantees expire concurrent with the terms of the related real estate and equipment loans and would require the Company to perform under the guarantee in the event of the affiliate hospital’s failure to perform under the related loan. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the value of the assets and liabilities on the Company’s balance sheets.
      Interest Rate Swaps — As required by their existing bank mortgage loans at the time, three of the Company’s consolidated hospitals entered into fixed interest rate swaps during fiscal 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedge portion of the related debt at 4.92% plus an applicable margin for two of the hospitals and at 4.60% plus an applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the bank mortgage debt for these three hospitals as part of the financing transaction in fiscal 2004. The Company did not terminate the interest rate swaps as part of the financing transaction, which resulted in the recognition of a loss of approximately $0.6 million during the fourth quarter of fiscal 2004. The fixed interest rate swaps have not been utilized as a hedge of variable rate debt obligations since the financing transaction, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as component of interest expense. The fair value of the interest rate swaps at September 30, 2005 was an obligation of $0.1 million resulting in an unrealized gain of $1.0 million during the fiscal year ended September 30, 2005.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future Maturities — Future maturities of long-term debt at September 30, 2005 are as follows:

Debt
Fiscal Year	Maturity

2006	$52,503
2007	28,478
2008	7,425
2009	19,351
2010	52,046
Thereafter	189,091

$348,894

11.	Obligations Under Capital Leases
      The Company currently leases several diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware, equipment and certain vehicles under noncancellable capital leases expiring through fiscal year 2010. Some of these leases contain provisions for annual rental adjustments based on increases in the consumer price index, renewal options, and options to purchase during the lease terms. Amortization of the capitalized amounts is included in depreciation expense. Total assets under capital leases (net of accumulated depreciation of approximately $7.7 million and $8.5 million, respectively) at September 30, 2005 and 2004, were approximately $6.5 million and $11.3 million, respectively, and are included in property and equipment. Lease payments during the years ended September 30, 2005, 2004, and 2003 were $3.4 million, $4.5 million and $4.4 million respectively, and include interest of approximately $0.9 million, $1.0 million, and $1.2 million, respectively.
      Future minimum lease payments at September 30, 2005 are as follows:

Minimum
Fiscal Year	Lease Payment

2006	$3,054
2007	2,007
2008	1,001
2009	499
2010	49

Total future minimum lease payments	6,610
Less amounts representing interest	(669)

Present value of net minimum lease payments	5,941
Less current portion	(2,678)

$3,263

12.	Liability Insurance Coverage
      From June 2002 through June 2003, the Company was partially self-insured for medical malpractice claims under a claims-made policy providing coverage for claim amounts in excess of $2.0 million of retained liability per claim. Effective June 2003, the Company entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to an additional amount of retained liability of $2.0 million per claim and $4.0 million in the aggregate for claims reported during the policy year at one of its hospitals. In June 2004, the Company entered into a new one-year claims-made policy providing

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
coverage at the same amounts as were in effect during the 2003-2004 policy year. In June 2005, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. At this time, the Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the Diagnostics Division.
      Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense and liability for the amount of our retained liability applicable to each malpractice claim. As of September 30, 2005 and September 30, 2004, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $6.3 million and $5.4 million, respectively, which is included in current liabilities in the consolidated balance sheet. The Company maintains this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on the Company’s historical experience with claims and assumptions about future events. Due to the considerable variability that is inherent in such estimates, including such factors as changes in medical costs and changes in actual experience, there is a reasonable possibility that the recorded estimates will change by a material amount in the near term. Also, there can be no assurance that the ultimate liability will not exceed the Company’s estimates.

13.	Commitments and Contingencies
      Operating Leases — The Company currently leases several cardiac diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware equipment, and certain vehicles under noncancelable operating leases expiring through fiscal year 2064. Total rent expense under noncancelable rental commitments was approximately $3.4 million, $4.0 million and $4.2 million for the years ended September 30, 2005, 2004 and 2003, respectively.
      The approximate future minimum rental commitments under noncancelable operating leases as of September 30, 2005 are as follows:

Rental
Fiscal Year	Commitment

2006	$3,065
2007	2,763
2008	2,427
2009	1,914
2010	1,254
Thereafter	4,905

$16,328

      Compliance — Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and may be modified. The Company believes that it is in compliance with such laws and regulations and it is not aware of any investigations involving allegations of potential wrongdoing. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including substantial fines and criminal penalties, as well as repayment of previously billed and collected revenue from patient services and exclusion from the Medicare and Medicaid programs.
      Litigation — The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through September 30, 2005. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover,

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.
      Management does not believe, based on the Company’s experience with past litigation and taking into account the applicable liability insurance coverage and the expectations of counsel with respect to the amount of potential liability, the outcome of any such claims and litigation, individually or in the aggregate, will have a materially adverse effect on the Company’s financial position or results of operations.

14.	Income Taxes
      The components of income tax expense (benefit) are as follows:

	Year Ended September 30,

	2005	2004	2003

Current tax (benefit) expense:
Federal	$496	$(43)	$283
State	1,381	795	563

Total current tax expense	1,877	752	846
Deferred tax (benefit) expense:
Federal	4,620	149	(242)
State	(472)	(236)	(307)

Total deferred tax (benefit) expense	4,148	(87)	(549)

Total income tax expense	$6,025	$665	$297

      The components of net deferred taxes are as follows:

	September 30,

	2005	2004

Deferred tax liabilities:
Property and equipment	$29,881	$31,881
Equity investments	1,233	1,212
Management contracts	1,360	2,163
Other	1,704	1,994

Total deferred tax liabilities	34,178	37,250

Deferred tax assets:
Net operating and economic loss carryforward	8,824	19,953
Basis difference in investment in subsidiaries	8,782	6,717
AMT credit carryforward	2,095	1,445
Allowances for doubtful accounts and other reserves	4,639	4,127
Accrued liabilities	4,425	4,814
Intangibles	2,128	3,322
Derivative swap	34	329
Other	1,521	1,044

Total deferred tax assets	32,448	41,751

Valuation allowance	(1,552)	(2,023)

Net deferred tax asset (liability)	$(3,282)	2,478

      As of September 30, 2005 and 2004, the Company had recorded a valuation allowance of $1.6 million and $2.0 million, respectively, primarily related to state net operating loss carryforwards. The valuation allowance

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
decreased by $0.4 million during the year ended September 30, 2005 due to the overall reduction in state net operating loss carryforwards during the period.
      The Company has gross federal net operating loss carryforwards of $10.9 million, which will begin to expire in 2019 and state net operating loss carryforwards of approximately $84.8 million that will begin to expire in 2006. In addition, the Company has alternative minimum tax carryforwards of $2.1 million.
      The differences between the U.S. federal statutory tax rate and the effective rate are as follows:

	Year Ended September 30,

	2005	2004	2003

Statutory federal income tax rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal effect	4.6%	13.8%	0.3%
Goodwill	—	—	33.4%
Other non-deductible expenses and adjustments	3.9%	(0.8)%	0.8%

Effective income tax rate	42.5%	47.0%	0.5%

15.	Per Share Data and Share Repurchase Plan
      The calculation of diluted net income (loss) per share considers the potential dilutive effect of options to purchase 2,409,618, 2,730,493, and 3,037,872 shares of common stock at prices ranging from $4.75 to $28.79, which were outstanding at September 30, 2005, 2004 and 2003, respectively. Of these options, 170,000, 2,730,493, and 3,037,872 shares have not been included in the calculation of diluted net income (loss) per share at September 30, 2005, 2004 and 2003, respectively, because the options were anti-dilutive.
      In May 2003, the Company’s board of directors approved a share repurchase plan, authorizing the Company to repurchase up to $7.5 million of its common stock. Under the program, shares may be repurchased from time to time at various prices in the open market or through private transactions in compliance with applicable SEC regulations, the terms of certain debt agreements and legal requirements. As of September 30, 2005, the Company had repurchased 68,900 shares of its common stock at a cost of approximately $394,000, which is included in treasury stock on the Company’s consolidated balance sheets. There were no repurchases in fiscal 2005 or 2004.

16.	Stock Option Plans
      On July 28, 1998, the Company’s Board of Directors adopted a stock option plan (the 1998 Stock Option Plan) under which it may grant incentive stock options and nonqualified stock options to officers and other key employees. Under the 1998 Stock Option Plan, the Board of Directors may grant option awards and determine the option exercise period, the option exercise price, and other such conditions and restrictions on the grant or exercise of the option as it deems appropriate. The 1998 Stock Option Plan provides that the option exercise price may not be less than the fair value of the common stock as of the date of grant and that the options may not be exercised more than ten years after the date of grant. Options that have been granted during the years ended September 30, 2005, 2004 and 2003 were granted at an option exercise price equal to or greater than fair market value of the underlying stock at the date of the grant and become exercisable on grading and fixed vesting schedules ranging from 4 to 8 years subject to certain performance acceleration features. As further discussed in Note 2, effective September 30, 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees, subject to a Restriction Agreement. At September 30, 2005, the maximum number of shares of common stock, which can be issued through awards granted under the 1998 Option Plan is 3,000,000.
      On July 23, 2000, the Company adopted an outside director’s stock option plan (the Director’s Plan) under which nonqualified stock options may be granted to nonemployee directors. Under the Director’s Plan, grants of 2,000 options were granted to each new director upon becoming a member of the Board of Directors and grants of 2,000 options were made to each continuing director on October 1, 1999 (the first day of the fiscal year ended

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2000). Effective September 15, 2000, the Director’s Plan was amended to increase the number of options granted for future awards from 2,000 to 3,500. All options granted under the Director’s Plan through September 30, 2005 have been granted at an exercise price equal to or greater than the fair market value of the underlying stock at the date of the grant. Options are exercisable immediately upon the date of grant and expire ten years from the date of grant. The maximum number of shares of common stock which can be issued through awards granted under the Director’s Plan is 250,000.
      Activity for the option plans during the years ended September 30, 2005, 2004 and 2003 was as follows:

		Weighted-		Weighted-
	Number of	Average	Options	Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding options, October 1, 2002	2,413,095	$18.15	1,118,951	$17.34
Granted	852,000	9.78
Cancelled	(227,223)	17.38

Outstanding options, September 30, 2003	3,037,872	$15.86	1,423,808	$17.46
Granted	1,110,240	11.09
Exercised	(78,666)	10.48
Cancelled	(1,338,953)	17.86

Outstanding options, September 30, 2004	2,730,493	$13.09	997,134	$15.80
Granted	259,000	23.90
Exercised	(472,449)	15.79
Cancelled	(107,426)	18.23

Outstanding options, September 30, 2005	2,409,618	$13.50	2,182,118	$13.88

      The following table summarizes information for options outstanding and exercisable at September 30, 2005:

Options Outstanding				Options Exercisable

		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
Range of	Options	Remaining	Exercise	Options	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$4.75 - 9.95	1,094,736	8.01	$9.61	900,436	$9.60
10.55 - 12.15	410,415	7.84	10.71	377,215	10.72
14.95 - 15.80	222,500	8.39	15.32	222,500	15.32
16.10 - 17.65	74,500	7.91	16.68	74,500	16.68
18.60 - 19.00	413,967	4.13	19.00	413,967	19.00
19.46 - 20.90	23,500	8.61	20.38	23,500	20.38
26.46 - 28.79	170,000	9.50	27.15	170,000	27.15

$4.75 - 28.79	2,409,618	7.46	$13.50	2,182,118	$13.88

      The Company accounts for its stock option plans in accordance with APB Opinion No. 25. No compensation expense has been recognized in the statements of operations for the stock-based awards granted for the years ended September 30, 2005, 2004 and 2003, as all options awarded under the stock option plans have been granted at an exercise price equal to or greater than the fair market value of the Company’s stock at the date of the grant. However, as a result of the acceleration of vesting, during fiscal 2005 the Company recorded compensation cost of $1.5 million representing the intrinsic value measured at the acceleration date for the estimated number of awards that, absent the acceleration, would have expired unexercisable.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Employee Benefit Plan
      The Company has a defined contribution retirement savings plan (the 401(k) Plan) which covers all employees who meet minimum service requirements. The 401(k) Plan allows eligible employees to contribute from 1% to 25% of their annual compensation on a pre-tax basis. The Company, at its discretion, may make an annual contribution of up to 25% of an employee’s pre-tax contribution, up to a maximum of 6% of compensation. The Company’s contributions to the 401(k) Plan for the years ended September 30, 2005, 2004 and 2003 were approximately $1.7 million, $1.5 million and $1.2 million, respectively.

18.	Related Party Transactions
      During each of the fiscal years ended September 2005, 2004, and 2003 the Company incurred $0.1 million in insurance and related risk management fees to its principal stockholders and their affiliates. In addition, $0.2 million was paid to a director in consulting fees in both the fiscal years ended September 30, 2005 and 2004. No such fees were paid in 2003.

19.	Fair Value of Financial Instruments
      The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets, including cash and cash equivalents, accounts receivable, net, due from affiliates, accounts payable, income taxes payable, accrued liabilities, obligations under capital leases, and other long-term obligations to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2005 and 2004. The estimated fair value of long-term debt, including the current portion, at September 30, 2005 is approximately $365.0 million as compared to a carrying value of approximately $348.9 million. At September 30, 2004, the estimated fair value of long-term debt, including the current portion, is approximately $374.0 million as compared to a carrying value of approximately $353.3 million. Fair value of the Company’s fixed rate debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of arrangements, and the fair value of the Company’s variable rate debt was determined to approximate its carrying value, due to the underlying variable interest rates.

20.	Summary of Quarterly Financial Data (Unaudited)
      Summarized quarterly financial results were as follows:

	Year Ended September 30, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$184,760	$192,014	$195,116	$186,670
Operating expenses	169,612	174,210	178,606	179,491
Income from operations	15,148	17,804	16,510	7,179
Income (loss) from continuing operations	2,592	4,278	3,358	(2,077)
Income (loss) from discontinued operations	1,948	(475)	(609)	(224)
Net income (loss)	$4,540	$3,803	$2,749	$(2,301)
Net income (loss) per share, basic	$0.25	$0.21	$0.15	$(0.12)
Net income (loss) per share, diluted	$0.24	$0.20	$0.14	$(0.12)

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$155,123	$168,680	$176,165	$178,637
Operating expenses	147,242	157,305	163,945	172,989
Income from operations	7,881	11,375	12,220	5,648
Income (loss) from continuing operations	765	3,714	2,454	(6,184)
Loss from discontinued operations	(1,698)	(1,073)	(1,074)	(527)
Net income (loss)	$(933)	$2,641	$1,380	$(6,711)
Net income (loss) per share, basic	$(0.05)	$0.15	$0.08	$(0.37)
Net income (loss) per share, diluted	$(0.05)	$0.14	$0.07	$(0.37)
      During the fourth quarter of fiscal 2005 and 2004, the Company recorded impairments of long-lived assets of $2.7 million and $7.2 million, respectively.

21.	Reportable Segment Information
      The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division.
      Financial information concerning the Company’s operations by each of the reportable segments as of and for the years ended September 30 are as follows:

	Year Ended September 30,

	2005	2004	2003

Net revenue:
Hospital Division	$703,854	$621,806	$476,971
Diagnostics Division	50,781	50,547	50,767
Corporate and other	3,925	6,252	15,248

Consolidated totals	$758,560	$678,605	$542,986

Income (loss) from operations:
Hospital Division	$59,881	$38,900	$(16,574)
Diagnostics Division	8,601	9,476	(4,609)
Corporate and other	(11,841)	(11,252)	(9,844)

Consolidated totals	$56,641	$37,124	$(31,027)

Depreciation and amortization:
Hospital Division	$33,400	$34,968	$32,841
Diagnostics Division	6,181	6,225	6,969
Corporate and other	1,150	1,074	1,735

Consolidated totals	$40,731	$42,267	$41,545

Interest expense (income), net:
Hospital Division	$32,400	$30,533	$28,264
Diagnostics Division	213	554	701
Corporate and other	(2,659)	(4,151)	(4,466)

Consolidated totals	$29,954	$26,936	$24,499

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,

	2005	2004	2003

Capital expenditures:
Hospital Division	$16,454	$51,362	$80,832
Diagnostics Division	2,265	3,125	8,832
Corporate and other	2,335	2,116	6,376

Consolidated totals	$21,054	$56,603	$96,040

	September 30,

	2005	2004

Aggregate identifiable assets:
Hospital Division	$572,991	$623,527
Diagnostics Division	39,430	43,215
Corporate and other	150,784	87,494

Consolidated totals	$763,205	$754,236

      Substantially all of the Company’s net revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include management and consulting fees, general overhead and administrative expenses, financing activities, certain cash and cash equivalents, prepaid expenses, other assets and operations of the business not subject to segment reporting.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Guarantor/ Non-Guarantor Financial Statements
      The following table presents the condensed consolidated financial information for each of the Parent, the Issuer, the Guarantors and the subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Current Assets:
Cash and cash equivalents	$—	$—	$122,770	$18,854	$—	$141,624
Accounts receivable, net	—	—	4,596	90,804	—	95,400
Medical supplies	—	—	81	20,139	—	20,220
Deferred income tax assets	—	—	12,391	—	—	12,391
Intercompany notes and other receivables	—	—	13,516	—	(13,516)	—
Prepaid expenses and other current assets	—	—	4,281	2,925	—	7,206

Total current assets	—	—	157,635	132,722	(13,516)	276,841
Property and equipment, net	—	—	19,070	369,696	—	388,766
Investments in affiliates	—	—	5,852	817	—	6,669
Investments in subsidiaries	282,741	282,741	(15,996)	(63)	(549,423)	—
Goodwill	—	—	70,100	—	—	70,100
Other intangible assets, net	—	—	7,678	961	—	8,639
Intercompany notes receivable	—	—	312,958	—	(312,958)	—
Other assets	—	—	8,405	3,785	—	12,190

Total assets	$282,741	$282,741	$565,702	$507,918	$(875,897)	$763,205

Current Liabilities:
Accounts payable	$—	$—	$1,052	$39,908	$—	$40,960
Income tax payable	—	—	1,416	—	—	1,416
Accrued compensation and benefits	—	—	6,603	15,953	—	22,556
Accrued property taxes	—	—	94	6,721	—	6,815
Other accrued liabilities	—	—	6,597	8,215	—	14,812
Intercompany notes and other payables	—	—	—	13,516	(13,516)	—
Current portion of long-term debt and obligations under capital leases	—	—	2,362	52,819	—	55,181

Total current liabilities	—	—	18,124	137,132	(13,516)	141,740
Long-term debt	—	—	247,605	48,786	—	296,391
Obligations under capital leases	—	—	1,559	1,704	—	3,263
Intercompany notes payable	—	—	—	312,958	(312,958)	—
Deferred income tax liabilities	—	—	15,673	—	—	15,673
Other long-term obligations	—	—	—	497	—	497

Total liabilities	—	—	282,961	501,077	(326,474)	457,564
Minority interest in equity of consolidated subsidiaries	—	—	—	—	22,900	22,900
Total stockholders’ equity	282,741	282,741	282,741	6,841	(572,323)	282,741

Total liabilities and stockholders’ equity	$282,741	$282,741	$565,702	$507,918	$(875,897)	$763,205

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Current Assets:
Cash and cash equivalents	$—	$—	$56,122	$16,188	$—	$72,310
Accounts receivable, net	—	—	3,783	89,014	—	92,797
Medical supplies	—	—	106	22,099	—	22,205
Deferred income tax assets	—	—	11,972	—	—	11,972
Intercompany notes and other receivables	—	—	23,274	—	(23,274)	—
Prepaid expenses and other current assets	—	—	5,259	2,679	—	7,938
Current assets of discontinued operations	—	—	—	2,403	—	2,403

Total current assets	—	—	100,516	132,383	(23,274)	209,625
Property and equipment, net	—	—	23,297	387,611	—	410,908
Investments in affiliates	—	—	5,212	817	—	6,029
Investments in subsidiaries	263,648	263,648	(28,741)	(31)	(498,524)	—
Goodwill	—	—	70,100	—	—	70,100
Other intangible assets, net	—	—	9,753	993	—	10,746
Intercompany notes receivable	—	—	349,370	—	(349,370)	—
Other assets	—	—	9,899	3,574	—	13,473
Long-term assets of discontinued operations	—	—	4,900	28,455	—	33,355

Total assets	$263,648	$263,648	$544,306	$553,802	$(871,168)	$754,236

Current Liabilities:
Accounts payable	$—	$—	$697	$45,675	$—	$46,372
Income tax payable	—	—	533	—	—	533
Accrued compensation and benefits	—	—	8,641	17,273	—	25,914
Accrued property taxes	—	—	53	6,512	—	6,565
Other accrued liabilities	—	—	7,520	8,448	—	15,968
Intercompany notes and other payables	—	—	—	20,955	(20,955)	—
Current portion of long-term debt and obligations under capital leases	—	—	2,010	7,862	—	9,872
Current liabilities of discontinued operations	—	—	—	4,039	(2,319)	1,720

Total current liabilities	—	—	19,454	110,764	(23,274)	106,944
Long-term debt	—	—	248,750	97,256	—	346,006
Obligations under capital leases	—	—	2,960	2,681	—	5,641
Intercompany notes payable	—	—	—	315,126	(315,126)	—
Deferred income tax liabilities	—	—	9,494	—	—	9,494
Other long-term obligations	—	—	—	7,330	—	7,330
Long-term liabilities of discontinued operations	—	—	—	34,244	(34,244)	—

Total liabilities	—	—	280,658	567,401	(372,644)	475,415
Minority interest in equity of consolidated subsidiaries	—	—	—	—	15,173	15,173
Total stockholders’ equity	263,648	263,648	263,648	(13,599)	(513,697)	263,648

Total liabilities and stockholders’ equity	$263,648	$263,648	$544,306	$553,802	$(871,168)	$754,236

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2005

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$32,680	$735,431	$(9,551)	$758,560
Total operating expenses			45,370	666,100	(9,551)	701,919

Income (loss) from operations	—	—	(12,690)	69,331	—	56,641
Interest expense	—	—	(22,430)	(10,513)	—	(32,943)
Interest and other income, net	—	—	24,858	(21,768)	—	3,090
Equity in net earnings of affiliates	8,791	8,791	33,122	—	(47,348)	3,356

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	8,791	8,791	22,860	37,050	(47,348)	30,144
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(15,968)	(15,968)

Income (loss) from continuing operations before income taxes and discontinued operations	8,791	8,791	22,860	37,050	(63,316)	14,176
Income tax expense	—	—	(6,025)	—	—	(6,025)

Net income (loss) from continuing operations	8,791	8,791	16,835	37,050	(63,316)	8,151
Income (loss) from discontinued operations	—	—	(8,044)	8,684	—	640

Net income (loss)	$8,791	$8,791	$8,791	$45,734	$(63,316)	$8,791

	Year Ended September 30, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$32,598	$654,897	$(8,890)	$678,605
Total operating expenses	—	—	45,237	605,134	(8,890)	641,481

Income (loss) from operations	—	—	(12,639)	49,763	—	37,124
Interest expense	—	—	(6,278)	(21,486)	—	(27,764)
Interest and other income, net	—	—	9,905	(9,042)	—	863
Loss on debt refinancing	—	—	(1,268)	(3,822)	—	(5,090)
Equity in net earnings of affiliates	(3,623)	(3,623)	3,444	426	6,916	3,540

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	(3,623)	(3,623)	(6,836)	15,839	6,916	8,673
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(7,259)	(7,259)

Income (loss) from continuing operations before income taxes and discontinued operations	(3,623)	(3,623)	(6,836)	15,839	(343)	1,414
Income tax expense	—	—	(665)	—	—	(665)

Net income (loss) from continuing operations	(3,623)	(3,623)	(7,501)	15,839	(343)	749
Income (loss) from discontinued operations	—	—	3,878	(8,250)		(4,372)

Net income (loss)	$(3,623)	$(3,623)	$(3,623)	$7,589	$(343)	$(3,623)

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$38,817	$510,725	$(6,556)	$542,986
Total operating expenses	—	—	111,104	469,465	(6,556)	574,013

Income (loss) from operations	—	—	(72,287)	41,260	—	(31,027)
Interest expense	—	—	(1,691)	(24,166)	—	(25,857)
Interest and other income, net	—	—	5,456	(3,892)	—	1,564
Equity in net earnings of affiliates	(60,306)	(60,306)	8,521	—	115,632	3,541

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	(60,306)	(60,306)	(60,001)	13,202	115,632	(51,779)
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(6,613)	(6,613)

Income (loss) from continuing operations before income taxes and discontinued operations	(60,306)	(60,306)	(60,001)	13,202	109,019	(58,392)
Income tax expense	—	—	(297)	—	—	(297)

Net income (loss) from continuing operations	(60,306)	(60,306)	(60,298)	13,202	109,019	(58,689)
Income (loss) from discontinued operations	—	—	(8)	(1,609)	—	(1,617)

Net income (loss)	$(60,306)	$(60,306)	$(60,306)	$11,593	$109,019	$(60,306)

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by operating activities	$—	$6,316	$52,841	$—	$59,157
Net cash provided by (used in) investing activities	(8,731)	17,898	21,700	(8,065)	22,802
Net cash provided by (used in) financing activities	8,731	42,434	(71,875)	8,065	(12,645)

Increase in cash and cash equivalents	—	66,648	2,666	—	69,314
Cash and cash equivalents:
Beginning of year	—	56,122	16,188	—	72,310

End of year	$—	$122,770	$18,854	$—	$141,624

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by (used in) operating activities	$—	$(12,819)	$76,761	$—	$63,942
Net cash provided by (used in) investing activities	(950)	15,240	(62,591)	(17,129)	(65,430)
Net cash provided by (used in) financing activities	950	(24,210)	(13,302)	17,129	(19,433)

Increase (decrease) in cash and cash equivalents	—	(21,789)	868	—	(20,921)
Cash and cash equivalents:
Beginning of year	—	77,911	15,320	—	93,231

End of year	$—	$56,122	$16,188	$—	$72,310

	Year Ended September 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by (used in) operating activities	$—	$—	$(1,541)	$46,794	$—	$45,253
Net cash provided by (used in) investing activities	394	394	377	(98,106)	(15,150)	(112,091)
Net cash provided by (used in) financing activities	(394)	(394)	(21,140)	51,712	15,150	44,934

Increase (decrease) in cash and cash equivalents	—	—	(22,304)	400	—	(21,904)
Cash and cash equivalents:
Beginning of year	—	—	100,215	14,920	—	115,135

End of year	$—	$—	$77,911	$15,320	$—	$93,231

23.	Subsequent Event
      On December 5, 2005, a hospital incurred physical damage due to a minor fire. Water damage was incurred in several areas of the hospital including two of the hospitals catheterization laboratories, as well as two of its operating rooms. As a result, the hospital has temporarily suspended performing most patient procedures and has closed its emergency department until the full effects of the damage can be assessed. The Company and its insurance carrier are assessing the monetary losses resulting from the fire, and the Company is determining when full patient services will be able to resume at the hospital.

INDEPENDENT AUDITORS’ REPORT
To Heart Hospital of South Dakota, LLC:
      We have audited the accompanying balance sheets of Heart Hospital of South Dakota, LLC (the Company) as of September 30, 2005 and 2004 and the related statements of operations, members’ capital, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2005 and 2004, and the results of its operations and cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
December 13, 2005
Charlotte, North Carolina

HEART HOSPITAL OF SOUTH DAKOTA, LLC
BALANCE SHEETS
(In thousands)

	September 30,

	2005	2004

Current assets:
Cash	$9,930	$10,874
Accounts receivable, net	6,224	7,244
Medical supplies	1,187	1,127
Prepaid expenses and other current assets	380	347

Total current assets	17,721	19,592
Property and equipment, net	34,668	36,113
Other assets	537	508

Total assets	$52,926	$56,213

Current liabilities:
Accounts payable	$2,367	$2,227
Accrued compensation and benefits	1,999	2,312
Other accrued liabilities	867	864
Due to affiliates	—	90
Current portion of long-term debt	4,770	4,676

Total current liabilities	10,003	10,169
Long-term debt	26,001	30,520
Other long-term obligations	—	380

Total liabilities	36,004	41,069
Members’ capital	16,922	15,144

Total liabilities and members’ capital	$52,926	$56,213

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended September 30,

	2005	2004	2003

Net revenue	$58,977	$57,557	$58,190
Operating expenses:
Personnel expense	18,994	18,129	17,690
Medical supplies expense	14,838	15,075	13,899
Bad debt expense	1,142	666	1,645
Other operating expenses	9,021	8,495	8,113
Depreciation and amortization expense	3,443	3,659	3,901
Loss on disposal of property, equipment and other assets	99	208	7

Total operating expenses	47,537	46,232	45,255

Income from operations	11,440	11,325	12,935
Other income (expense):
Interest expense, net	(2,286)	(2,680)	(3,018)
Other income, net	97	97	67

Total other expenses, net	(2,189)	(2,583)	(2,951)

Net income	$9,251	$8,742	$9,984

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC
STATEMENTS OF MEMBERS’ CAPITAL
(In thousands)

				Accumulated Other
				Comprehensive Income (Loss)

	Sioux Falls			Sioux Falls
	Hospital	North Central		Hospital	North Central
	Management,	Heart Institute	Avera	Management,	Heart Institute	Avera
	Inc.	Holdings, PLLC	McKennan	Inc.	Holdings, PLLC	McKennan	Total

Balance, September 30, 2002	$1,622	$1,622	$1,622	$(294)	$(294)	$(294)	$3,984
Comprehensive income
Net income	3,328	3,328	3,328	—	—	—	9,984
Change in fair value of interest rate swap	—	—	—	(2)	(2)	(2)	(6)

Total comprehensive income							9,978

Balance, September 30, 2003	$4,950	$4,950	$4,950	$(296)	$(296)	$(296)	$13,962
Distributions to members	(2,690)	(2,690)	(2,690)	—	—	—	(8,070)
Comprehensive income
Net income	2,914	2,914	2,914	—	—	—	8,742
Change in fair value of interest rate swap	—	—	—	170	170	170	510

Total comprehensive income							9,252

Balance, September 30, 2004	5,174	5,174	5,174	(126)	(126)	(126)	15,144
Distributions to members	(2,667)	(2,667)	(2,667)	—	—	—	(8,001)
Comprehensive income
Net income	3,084	3,083	3,084	—	—	—	9,251
Change in fair value of interest rate swap	—	—	—	176	176	176	528

Total comprehensive income							9,779

Balance, September 30, 2005	$5,591	$5,590	$5,591	$50	$50	$50	$16,922

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,

	2005	2004	2003

Net income	$9,251	$8,742	9,984
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1,142	666	1,645
Depreciation and amortization	3,443	3,659	3,901
Loss on disposal of property, equipment and other assets	99	208	7
Amortization of loan acquisition costs	119	112	186
Change in assets and liabilities that relate to operations:
Accounts receivable	(122)	(485)	(2,308)
Medical supplies	(60)	(74)	42
Prepaid expenses and other current assets	(33)	(87)	(11)
Accounts payable and accrued liabilities	(169)	311	1,094
Due to affiliates	(90)	(81)	(168)

Net cash provided by operating activities	13,580	12,971	14,372
Investing activities:
Purchases of property and equipment	(2,262)	(189)	(628)
Proceeds from sale of property and equipment	165	—	51

Net cash used in investing activities	(2,097)	(189)	(577)
Financing activities:
Proceeds from issuance of long-term debt	500	—	—
Repayments of long-term debt	(4,926)	(4,405)	(4,124)
Repayments of advances from affiliates, net	—	—	(720)
Payment of loan acquisition costs	—	—	(75)
Distributions to members	(8,001)	(8,070)	—

Net cash used in financing activities	(12,427)	(12,475)	(4,919)

Net (decrease) increase in cash	(944)	307	8,876
Cash:
Beginning of year	10,874	10,567	1,691

End of year	$9,930	$10,874	10,567

Supplemental schedule of noncash investing and financing activities:
Interest paid	$2,351	$2,586	$2,768

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS
(All tables in thousands)

1.	Organization
      Heart Hospital of South Dakota, LLC, doing business as Avera Heart Hospital of South Dakota, (the Company) is a North Carolina limited liability company that was formed on June 18, 1999 to develop, own, and operate an acute-care hospital located in South Dakota, specializing in all aspects of cardiology and cardiovascular surgery. The hospital commenced operations on March 20, 2001. At September 30, 2005 and 2004, Sioux Falls Hospital Management, Inc., North Central Heart Institute Holdings, PLLC, and Avera McKennan each held a 33 1/3% interest in the Company.
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
      Fair Value of Financial Instruments — The Company considers the carrying amounts of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, net, accounts payable, accrued liabilities, due to affiliates and variable rate long-term debt to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2005 and 2004. The Company’s other significant classes of financial instruments on the balance sheets for which the carrying amounts and estimated fair values differ at September 30 are as follows:

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed rate long-term debt, including current portion	$5,547	$5,536	$8,467	$8,741
      Fair value of the Company’s fixed rate long-term debt was estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates at the respective reporting dates for similar types of arrangement.
      Cash — Cash consists of currency on hand and demand deposits with financial institutions.
      Concentration of Credit Risk — The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third-party payors, including Medicare, Medicaid and commercial insurance carriers. The following table summarizes the percent of gross accounts receivable from all payors at September 30:

	2005	2004

Medicare and Medicaid	39%	38%
Commercial	35%	31%
Other, including self-pay	26%	31%

	100%	100%

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      Property and Equipment — Property and equipment is recorded at cost and depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment and software. Repairs and maintenance costs are being charged against income while betterments are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation with any gain or loss reflected in operating income. Interest cost incurred on borrowed funds during the period of construction of capital assets is capitalized as a component of the cost of those assets. No interest was capitalized during the years ended September 30, 2005, 2004 and 2003.
      Long-Lived Assets — Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and the eventual disposition is less than the carrying amount. Impairment, if any, is assessed using discounted cash flows. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. No impairment charges on long-lived assets were necessary for the years ended September 30, 2005, 2004 and 2003.
      Other Assets — Other assets consist of loan acquisition costs, which are costs associated with obtaining long-term financing (Loan Costs). The Loan Costs are being amortized using the straight-line method, over the life of the related debt, which approximates the effective interest method. Amortization expense recognized for Loan Costs totaled approximately $119,000, $112,000 and $186,000 for the years ended September 30, 2005, 2004 and 2003, respectively. The Company recognizes the amortization of Loan Costs as a component of interest expense.
      Revenue Recognition — Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as commercial insurers, health maintenance organizations and preferred provider organizations are generally less than established billing rates. Payment arrangements with third-party payors may include prospectively determined rates per discharge or per visit, a discount from established charges, per diem payments, reimbursed costs (subject to limits) and/or other similar contractual arrangements. As a result, net revenue for services rendered to patients is reported at the estimated net realizable amounts as services are rendered. The Company accounts for the difference between the estimated realizable rates under the reimbursement program and the standard billing rates as contractual adjustments.
      The majority of the contractual adjustments are system-generated at the time of billing based on either government fee schedules or fee schedules contained in managed care agreements with various insurance plans. Portions of the contractual adjustments are performed manually and these adjustments primarily relate to patients that have insurance plans with whom the Company does not have contracts containing discounted fee schedules, also referred to as non-contracted payors, patients that have secondary insurance plans following adjudication by

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
the primary payor, uninsured self-pay patients and charity care patients. Estimates of contractual adjustments are made on a payor-specific basis and based on the best information available regarding the Company’s interpretation of the applicable laws, regulations and contract terms. While subsequent adjustments to the systematic contractual allowances can arise due to denials, short payments deemed immaterial for continued collection effort and a variety of other reasons, such amounts have not been significant.
      A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which accounted for 55% and 56% of the Company’s net revenue during the years ended September 30, 2005 and 2004, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, a hospital is paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.
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
      The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect the Company’s business. In addition, reimbursement is generally subject to adjustment following audit by third-party payors, including the fiscal intermediaries who administer the Medicare program for the Center for Medicare and Medicaid Services (CMS). Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. The Company believes that adequate provision has been made for any adjustments that might result from these programs, however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating net revenue, there is a reasonable possibility that recorded estimates will change by a material amount in the near term.
      The Company provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as net revenue.
      Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2005, 2004, and 2003 the Company incurred approximately $348,000, $119,000, and $65,000, respectively, of advertising expenses.
      Income Taxes — The Company has elected to be treated as a limited liability company for federal and state income tax purposes. As such, all taxable income or loss of the Company is included in the income tax returns of

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
the respective members. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.
      Members’ Share of Net Income and Loss — In accordance with the membership agreement, net income and loss are first allocated to the members based on their respective ownership percentages. If the members’ equity balances are depleted due to a net loss allocation, the next $12.0 million of any losses is allocated 100% to Sioux Falls Hospital Management, Inc. due to the lending commitment provided by Sioux Falls Hospital Management, Inc. and MedCath pursuant to the membership agreement. Additional accumulated losses exceeding the $12.0 million are allocated among the members pro rata based on their respective ownership percentages, limited to an amount equal to the initial capital investment for North Central Heart Institute Holdings, PLLC and for Avera McKennan. Any further losses are then allocated 100% to Sioux Falls Hospital Management, Inc. To the extent such loss recognition occurred, the members would recognize the Company’s future profits to the extent they had previously recognized a disproportionate share of the losses.
      Market Risk — The Company’s policy for managing risk related to its exposure to variability in interest rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market-risk exposure, especially to variable interest rates, by creditors who provide debt funding to the Company. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of SFAS No. 133) and as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

3.	Accounts Receivable
      Accounts receivable, net, at September 30 is as follows:

	2005	2004

Receivables, principally from patients and third-party payors	$7,225	$7,322
Other receivables	149	1,049

	7,374	8,371
Allowance for doubtful accounts	(1,150)	(1,127)

Accounts receivable, net	$6,224	$7,244

      During fiscal 2004, the Company experienced a condensation problem due to improper design of the vapor barrier in the hospital that caused damage to the building and temporarily placed beds in the affected areas out of service during the repair period. The Company recorded a receivable of approximately $979,000 as of September 30, 2004, from the building contractor for out-of-pocket expenses incurred in assessing and repairing the damage, which was collected in full during the year ended September 30, 2005.
      Activity for the allowance for doubtful accounts for the years ended September 30 is as follows:

	2005	2004	2003

Balance, beginning of year	$1,127	$1,390	$570
Bad debt expense	1,142	666	1,645
Write-offs, net of recoveries	(1,119)	(929)	(825)

Balance, end of year	$1,150	$1,127	$1,390

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      A summary of property and equipment, net, at September 30 is as follows:

	2005	2004

Land and improvements	$1,327	$1,283
Buildings and improvements	31,598	31,598
Equipment and software	17,714	16,584

	50,639	49,465
Less accumulated depreciation	(15,971)	(13,352)

	$34,668	$36,113

5.	Long-Term Debt
      A summary of long-term debt at September 30 is as follows:

	2005	2004

Bank mortgage loans	$25,224	$26,729
Installment notes payable to equipment lenders	5,547	8,467

	30,771	35,196
Less current portion	(4,770)	(4,676)

	$26,001	$30,520

      Bank Mortgage Loan — The Company financed its building and land through a bank mortgage loan dated June 29, 2000. Under the terms of the loan, interest-only payments were due through June 2002, which represented the first 24 months following the closing of the loan. Thereupon, the loan converted to a term loan with principal and interest payments due monthly, based on a 240-month amortization schedule. At September 30, 2005 and 2004, the interest rate on this loan is 6.60% and 4.59%, respectively. The rate is determined as the Eurodollar (LIBOR) rate plus an applicable margin of 2.75%. The loan was originally scheduled to mature on July 10, 2003 but was amended to extend the maturity date to September 30, 2008. MedCath and Avera McKennan have guaranteed 50% of the outstanding balance of the bank mortgage loan as of September 30, 2005.
      At September 30, 2005, the Company has four interest rate swaps outstanding for a total notional amount of approximately 80% of the bank mortgage loan’s outstanding balance. Two of the swaps effectively fix LIBOR at 4.18% (4.18% Swaps) for approximately 60% of the bank mortgage loan’s outstanding balance. The remaining two swaps effectively fix LIBOR at 3.46% (3.46% Swaps) for approximately 20% of the bank mortgage loan’s outstanding balance. At September 30, 2005, the Company’s effective interest rates on the notional amount of the 4.18% Swaps and the 3.46% Swaps are 6.93% and 6.21%, respectively. The swaps qualify as cash flow hedges. The Company recognizes interest expense based upon the fixed interest rates provided under the swaps, while the change in the fair value of the swaps is recorded as other comprehensive income and as an adjustment to the derivative liability in the balance sheet. The derivative asset/(liability) is $148,000 and $(380,000) at September 30, 2005 and 2004, respectively, and is included in other assets and other long-term obligations, respectively. Future changes in the fair value of the 4.18% Swaps and the 3.46% Swaps will be recorded based upon the variability in the market interest rates until maturity of June 2006 and September 2008, respectively.
      The bank mortgage loan agreement contains certain restrictive covenants, which require the maintenance of specific financial ratios and amounts. The Company is in compliance with these restrictive covenants at September 30, 2005.
      Notes Payable to Equipment Lenders — The Company acquired substantially all of its equipment under installment notes payable to equipment lenders collateralized by the related equipment, which has a net book

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
value of approximately $3.0 million and $5.4 million at September 30, 2005 and 2004, respectively. Amounts borrowed under these notes are payable in monthly installments of principal and interest over five-year and seven-year terms. The notes have annual fixed rates of interest ranging from 7.15% to 9.30%. MedCath and Avera McKennan have each guaranteed 30% of the outstanding balance of the installment notes payable to equipment lenders as of September 30, 2005.
      The Company also has a $2.5 million working capital line of credit that was provided by the real estate lender, and is subject to the interest rate, covenants, guarantee and collateral of the real estate loan. This line of credit will expire in June 2006. No amounts are outstanding under this line of credit at September 30, 2005 and 2004.
      Future maturities of long-term debt, as of September 30, 2005 are as follows:

Fiscal Year:
2006	$4,770
2007	3,057
2008	22,922
2009	22

$30,771

6.	Commitments and Contingencies
      Operating Leases — The Company leases certain equipment under noncancelable operating leases. The total rent expense under operating leases was approximately $100,000 during the years ended September 30, 2005 and 2004 and approximately $103,000 during the year ended September 30, 2003. The future minimum payment on noncancelable operating leases as of September 30, 2005 was $50,000 for fiscal 2006 and nothing thereafter.
      Compliance — Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. However, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. Medicare and Medicaid cost reports have been audited by the fiscal intermediary through September 30, 2003 and September 30, 2004, respectively.
      Litigation — The Company is involved in various claims and legal actions in the ordinary course of business. Moreover, claims may arise from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.
      Management believes, based on advice of counsel, taking into account the applicable professional liability insurance coverage, the results of any potential lawsuits will not have a material adverse effect on the Company’s financial position or future results of operations and cash flows.

7.	Related-party Transactions
      MedCath provides working capital to the Company under a revolving credit note with a maximum borrowing limit of $12.0 million. The loan is collateralized by the Company’s accounts receivable from patient services. There are no amounts outstanding under the working capital loan as of September 30, 2005 and 2004. No interest was paid in 2005, 2004 or 2003 because the working capital loan was paid off monthly.
      MedCath and Avera McKennan receive debt guarantee fees for their guarantee of 50% of the Company’s outstanding bank mortgage loan and 30%, through September 30, 2005, of the Company’s outstanding equipment

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
debt. The total amount of such debt guarantee fees are approximately $63,000 each, for the year ended September 30, 2005, $71,000 each, for the year ended September 30, 2004 and $84,000 each for the year ended September 30, 2003. The total amount of these fees due as of September 30, 2004 is approximately $11,000 with 50% due to MedCath and Avera McKennan, respectively. No amounts are due as of September 30, 2005.
      MedCath allocated corporate expenses to the Company in the following categories during the year ended September 30:

	2005	2004	2003

Management fees	$1,167	$1,144	$1,141
Hospital employee group insurance	3,458	3,199	3,006
Other	65	41	136

	$4,690	$4,384	$4,283

      The other category above generally consists of support services provided by MedCath and consolidated purchased services paid for by MedCath for which it receives reimbursement at cost in lieu of the Company incurring these services directly. Support services include, but are not limited to, training, treasury, and development. Consolidated purchased services include, but are not limited to, insurance coverage, professional services, software maintenance, and licenses purchased by MedCath under its consolidated purchasing programs and agreements with third-party vendors for the direct benefit of the Company.
      The Company pays Avera McKennan and North Central Heart Institute Holdings, PLLC for various services, including labor, supplies and equipment purchases. The amounts paid during the year ended September 30, were as follows:

	2005	2004	2003

Avera McKennan	$1,102	$902	$1,431
North Central Heart Institute Holdings	859	832	837

Total	$1,961	$1,734	$2,268

8.	Employee Benefit Plan
      The Company participates in MedCath’s defined contribution retirement savings plan (the 401(k) Plan), which covers all employees who meet minimum service requirements. The 401(k) Plan allows eligible employees to contribute from 1% to 25% of their annual compensation on a pretax basis. The Company, at its discretion, may make an annual contribution of up to 25% of an employee’s pretax contribution, up to a maximum of 6% of compensation. The Company’s contributions to the 401(k) Plan were approximately $167,000, $154,000 and $142,000 during the years ended September 30, 2005, 2004 and 2003 respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
      No change in the Company’s internal control over financial reporting was made during the most recent fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Management’s Report on Internal Control Over Financial Reporting.
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and the reliability of financial reporting. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s internal control over financial reporting was effective as of September 30, 2005 based on those criteria.
      Deloitte & Touche LLP, an independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included elsewhere in this report.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item with respect to directors is incorporated by reference to information provided under the headings “Election of Directors,” “Corporate Governance,” “Other Matters-Section 16(a) Beneficial Ownership Compliance” and “Accounting and Audit Matters-Audit Committee Financial Expert” in the Company’s proxy statement to be filed with the Commission on or before January 27, 2006 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 1, 2006 (the 2006 Proxy Statement). Some of the information required by this Item with respect to executive officers is provided under the heading “Executive Officers” in Part I of this report.

Item 11.	Executive Compensation.
      The information required by this Item is incorporated by reference to information provided under the headings “Executive Compensation” and “Corporate Governance-Compensation of Directors” in the 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item is incorporated by reference to information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in the 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item is incorporated by reference to information provided under the heading “Certain Transactions” in the 2006 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
      The information required by this Item is incorporated by reference to information provided under the heading “Accounting and Audit Matters” in the 2006 Proxy Statement.
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
      (3) The following list of exhibits includes both exhibits submitted with this report and those incorporated by reference to other filings:

Exhibit
No.		Description

3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation(1)
3.2	—	Bylaws of MedCath Corporation(1)

4.1	—	Specimen common stock certificate(1)

4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)

4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)

4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P. And the several stockholders parties thereto (the Registration Rights Agreement)(1)

4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)

4.6	—	Form of 9 7/8% Senior Note due 2012(12)

4.7	—	Indenture dated as of July 7, 2004 among MedCath Holdings Corp., as issuer (the Issuer), MedCath Corporation and the subsidiaries of the Issuer named therein, as guarantors (the Guarantors), and U.S. Bank National Association, as trustee (the Trustee), relating to the 9 7/8% Senior Notes due 2012(12)

4.9	—	Credit Agreement, dated as of July 7, 2004, among MedCath Corporation, as a parent guarantor, MedCath Holdings Corp., as the borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Wachovia Bank, National Association, as syndication agent, and the other lenders party thereto(12)

4.10	—	Collateral Agreement, dated as of July 7, 2004, by and among MedCath Corporation, MedCath Holdings Corp., the Subsidiary Guarantors, as identified on the signature pages thereto and any Additional Grantor (as defined therein) who may become party to the Collateral Agreement, in favor of Bank of America, N.A., as administrative agent for the ratable benefit of the banks and other financial institutions from time to time parties to the Credit Agreement, dated as of July 7, 2004, by and among the MedCath Corporation, MedCath Holdings Corp. and the lenders party thereto(12)

10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(6)

10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(6)

10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(6)

10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)

10.5	—	Amended and Restated Operating Agreement of MedCath of Tucson, L.L.C. effective as of July 31, 1999 (the Tucson Operating Agreement)(1)(6)

10.6	—	Amendment to Tucson Operating Agreement dated as of April 25, 2001(1)

10.7	—	Second Amendment to Tucson Operating Agreement(1)(6)

10.8	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(6)

10.9	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(6)

10.10	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)

10.11	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(6)

10.12	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(6)

10.13	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(6)

10.14	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)

10.15	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)

Exhibit
No.		Description

10.16	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)

10.17	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(6)

10.18	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(6)

10.19	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the Dayton Operating Agreement)(10)(6)

10.20	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(6)

10.21	—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(6)

10.22	—	Guaranty made as of September 24, 1998 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc(1)

10.23	—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)

10.24	—	Termination and Release dated October 1, 2000 by and among Heart Hospital of DTO, LLC, DTO Management, Inc., Franciscan Health Systems of the Ohio Valley, Inc. and ProWellness Health Management Systems, Inc(1)(6)

10.25	—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(6)

10.26	—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(6)

10.27	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(6)

10.28	—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(6)

10.29	—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)

10.30	—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)

10.31	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(6)

10.32	—	Operating Agreement of The Heart Hospital of Milwaukee, LLC effective as of October 11, 2001 (Milwaukee Operating Agreement)(4)(6)

10.33	—	First Amendment to Milwaukee Operating Agreement effective as of October 11, 2001(4)(6)

10.34	—	Second Amendment to Milwaukee Operating Agreement effective as of October 11, 2001(4)(6)

10.35	—	Management Services Agreement for The Heart Hospital of Milwaukee, LLC dated December 12, 2001(4)(6)

10.36	—	Operating Agreement of Heart Hospital of Lafayette, LLC effective as of December 5, 2001 (Lafayette Operating Agreement)(4)(6)

10.37	—	First Amendment to Lafayette Operating Agreement effective as of December 5, 2001(4)(6)

10.38	—	Second Amendment to Lafayette Operating Agreement effective as of December 5, 2001(4)(6)

10.39	—	Third Amendment to Lafayette Operating Agreement effective as of December 5, 2001(4)(6)

10.40	—	Management Services Agreement for the Heart Hospital of Lafayette. LLC dated September 5, 2001(4)(6)

10.41	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)

10.42	—	Outside Directors’ Stock Option Plan(1)

10.43	—	Amended and Restated Directors Option Plan(4)

10.44	—	Form of Heart Hospital Management Services Agreement(1)

Exhibit
No.		Description

10.45	—	Fourth Amendment to the Operating Agreement of Heart Hospital of Lafayette, LLC as of February 7, 2003(8)

10.46	—	Fifth Amendment to the Operating Agreement of Lafayette Heart Hospital, LLC(6)(9)

10.47	—	Engagement Letter dated October 30, 2003 between MedCath Corporation and Sokolov, Sokolov, Burgess (13)

10.48	—	Addendum to Engagement Letter dated as of February 5, 2004 between MedCath Corporation and Sokolov, Sokolov, Burgess (13)

10.49	—	Engagement Letter dated February 17, 2004 between MedCath Corporation, Arizona Heart Hospital, Arizona Heart Institute and Sokolov, Sokolov, Burgess (13)

10.50	—	Agreement for Purchase and Sale, dated November 4, 2004 (14)

10.51	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and John T. Casey

10.52	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and James E. Harris

10.53	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Thomas K. Hearn

10.54	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Grant Wicklund

10.55	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Joan McCanless

10.56	—	Sample Agreement to Accelerate Vesting of Stock Options and Restrict Sale of Related Stock Effective September 30, 2005

10.57	—	Consulting Services Agreement dated October 27, 2005 by and between MedCath Corporation and French Healthcare Consulting, Inc.

10.58	—	Separation and Release Agreement effective November 25, 2005 by and between MedCath Corporation and Charles R. Slaton

12.0	—	Ratio of earnings to fixed charges

21.1	—	List of Subsidiaries

23.1	—	Consent of Deloitte & Touche LLP, Registered Independent Public Accounting Firm

23.2	—	Consent of Deloitte & Touche LLP, Independent Auditors

31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	—	Risk Factors

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(6)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(7)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(8)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(9)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(10)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(11)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(12)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-119170).

(13)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

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

Name	Title	Date

/s/ John T. Casey John T. Casey	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)	December 13, 2005

/s/ James E. Harris James E. Harris	Executive Vice President and Chief Financial Officer (principal financial officer)	December 13, 2005

/s/ Gary S. Bryant Gary S. Bryant	Vice President — Controller (principal accounting officer)	December 13, 2005

/s/ Adam H. Clammer Adam H. Clammer	Director	December 13, 2005

/s/ Edward A. Gilhuly Edward A. Gilhuly	Director	December 13, 2005

/s/ John B. McKinnon John B. McKinnon	Director	December 13, 2005

/s/ Robert S. McCoy, Jr. Robert S. McCoy, Jr.	Director	December 13, 2005

/s/ Galen D. Powers Galen D. Powers	Director	December 13, 2005

/s/ Paul B. Queally Paul B. Queally	Director	December 13, 2005

/s/ Jacque J. Sokolov, MD Jacque J. Sokolov, MD	Director	December 13, 2005