Form 10-Q
period 2005-12-31
MEDCATH CORP
filed 2006-02-09
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of January 31, 2005, there were 18,621,935 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	September 30,
	2005	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$136,458	$141,624
Accounts receivable, net	98,429	95,400
Medical supplies	21,573	20,220
Deferred income tax assets	13,240	12,391
Prepaid expenses and other current assets	9,021	7,206

Total current assets	278,721	276,841
Property and equipment, net	387,888	388,766
Investments in affiliates	5,077	6,669
Goodwill	70,100	70,100
Other intangible assets, net	8,386	8,639
Other assets	12,790	12,190

Total assets	$762,962	$763,205

Current liabilities:
Accounts payable	$47,390	$40,960
Income tax payable	1,624	1,416
Accrued compensation and benefits	20,563	22,556
Accrued property taxes	3,403	6,815
Other accrued liabilities	18,915	14,812
Current portion of long-term debt and obligations under capital leases	40,376	55,181

Total current liabilities	132,271	141,740
Long-term debt	310,752	296,391
Obligations under capital leases	2,823	3,263
Deferred income tax liabilities	14,956	15,673
Other long-term obligations	341	497

Total liabilities	461,143	457,564

Minority interest in equity of consolidated subsidiaries	19,286	22,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,610,285 issued and 18,541,385 outstanding at December 31, 2005; 18,562,635 issued and 18,493,735 outstanding at September 30, 2005	186	186
Paid-in capital	369,967	368,849
Accumulated deficit	(87,257)	(85,924)
Accumulated other comprehensive income	31	24
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	282,533	282,741

Total liabilities and stockholders’ equity	$762,962	$763,205

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2005	2004
Net revenue	$185,121	$184,760
Operating expenses:
Personnel expense	60,475	57,213
Medical supplies expense	51,959	52,486
Bad debt expense	14,438	11,484
Other operating expenses	41,053	38,400
Depreciation	9,641	9,736
Amortization	252	290
Loss on disposal of property, equipment and other assets	119	3

Total operating expenses	177,937	169,612

Income from operations	7,184	15,148
Other income (expenses):
Interest expense	(9,068)	(7,998)
Interest and other income, net	1,417	395
Equity in net earnings of unconsolidated affiliates	1,065	769

Total other expenses, net	(6,586)	(6,834)

Income from continuing operations before minority interest, income taxes and discontinued operations	598	8,314
Minority interest share of earnings of consolidated subsidiaries	(2,818)	(3,999)

Income (loss) from continuing operations before income taxes and discontinued operations	(2,220)	4,315
Income tax expense (benefit)	(887)	1,723

Income (loss) from continuing operations	(1,333)	2,592
Income from discontinued operations, net of taxes	—	1,948

Net income (loss)	$(1,333)	$4,540

Earnings (loss) per share, basic
Continuing operations	$(0.07)	$0.14
Discontinued operations	—	0.11

Earnings (loss) per share, basic	$(0.07)	$0.25

Earnings (loss) per share, diluted
Continuing operations	$(0.07)	$0.14
Discontinued operations	—	0.10

Earnings (loss) per share, diluted	$(0.07)	$0.24

Weighted average number of shares, basic	18,501	18,045
Dilutive effect of stock options	—	932

Weighted average number of shares, diluted	18,501	18,977

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income	Shares	Amount	Total
Balance, September 30, 2005	18,494	$186	$368,849	$(85,924)	$24	69	$(394)	$282,741
Exercise of stock options, including income tax benefit	48	—	701	—	—	—	—	701
Share-based compensation	—	—	417	—	—	—	—	417
Comprehensive loss:
Net loss	—	—	—	(1,333)	—	—	—	(1,333)
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	7	—	—	7

Total comprehensive loss								(1,326)

Balance, December 31, 2005	18,542	$186	$369,967	$(87,257)	$31	69	$(394)	$282,533

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2005	2004
Net income (loss)	$(1,333)	$4,540
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of taxes	—	(1,948)
Bad debt expense	14,438	11,484
Depreciation and amortization expense	9,893	10,026
Income tax benefit on exercised stock options	(39)	(126)
Loss on disposal of property, equipment and other assets	119	3
Share-based compensation expense	417	—
Amortization of loan acquisition costs	1,117	401
Equity in earnings of unconsolidated affiliates, net of dividends received	1,608	1,898
Minority interest share of earnings of consolidated subsidiaries	2,818	3,999
Change in fair value of interest rate swaps	(94)	(385)
Deferred income taxes	(1,532)	3,411
Change in assets and liabilities that relate to operations:
Accounts receivable	(17,467)	(14,881)
Medical supplies	(1,353)	(1,514)
Prepaids and other assets	(1,804)	(260)
Accounts payable and accrued liabilities	5,332	423

Net cash provided by operating activities of continuing operations	12,120	17,071
Net cash used in operating activities of discontinued operations	—	(7,314)

Net cash provided by operating activities	12,120	9,757

Investing activities:
Purchases of property and equipment	(8,877)	(5,251)
Proceeds from sale of property and equipment	7	50
Proceeds from sale of discontinued operations	—	42,500
Other investing activities	—	151

Net cash provided by (used in) investing activities	(8,870)	37,450

Financing activities:
Proceeds from issuance of long-term debt	60,000	—
Repayments of long-term debt	(60,258)	(1,506)
Repayments of obligations under capital leases	(695)	(711)
Payments of loan acquisition costs	(1,732)	—
Investments by minority partners	—	3,509
Distributions to minority partners	(7,042)	(5,677)
Repayments from minority partners, net	610	89
Income tax benefit on exercised stock options	39	—
Proceeds from exercised stock options	662	1,144

Net cash used in financing activities	(8,416)	(3,152)

Net increase (decrease) in cash and cash equivalents	(5,166)	44,055
Cash and cash equivalents:
Beginning of period	141,624	72,310

End of period	$136,458	$116,365

See notes to consolidated financial statements.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share data)
1. Business and Organization
     MedCath Corporation (the Company) is a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. The Company opened its first hospital in 1996 and currently has ownership interests in and operates twelve hospitals, together with its physician partners, who own an equity interest in the hospitals where they practice. The Company’s hospitals have a total of 727 licensed beds and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
     The Company accounts for all but one of its hospitals as consolidated subsidiaries. The Company owns a minority interest in Avera Heart Hospital of South Dakota and neither has substantive control over the hospital nor is its primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Therefore, the Company does not consolidate the hospital’s results of operations and financial position, but rather accounts for its minority ownership interest in the hospital as an equity investment.
     In addition to its hospitals, the Company owns and/or manages cardiac diagnostic and therapeutic facilities (the Diagnostics Division). The Company began its cardiac diagnostic and therapeutic business in 1989, and as of December 31, 2005 owned and/or managed twenty-six cardiac diagnostic and therapeutic facilities. Eleven of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining fifteen facilities are not located at hospitals and offer only diagnostic services.
2. Summary of Significant Accounting Policies
     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of December 31, 2005 and for the three months ended December 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2006 or future fiscal periods.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. During the three months ended December 31, 2005, the Company has not made any material changes in the selection or application of its critical accounting policies as set forth in its Annual Report on Form 10-K for the year ended September 30, 2005, except for the accounting for share-based compensation as further described below.
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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Share-Based Compensation – On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Prior to the adoption of SFAS No. 123R, the Company accounted for stock options issued to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation and provided pro forma net income and pro forma earnings per share disclosures for stock option grants made as if the fair value method of measuring compensation costs for stock options granted had been applied. Under the intrinsic value method, no share-based compensation expense was recognized for options granted with an exercise price equal to the fair value of the underlying stock at the grant date.
     The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months ended December 31, 2005, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the financials statements from prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
     Under SFAS No. 123R, share-based compensation expense recognized for the three months ended December 31, 2005 was $0.4 million, which had the effect of increasing the net loss by $0.2 million or $0.01 per share for the period. The compensation expense recognized represents the value of all stock options issued during that period as all such options were immediately vested and all unvested options outstanding prior to October 1, 2005 were cancelled during the period. Since all options granted during the three months ended December 31, 2004 had an exercise price equal to the market value of the underlying shares of common stock at the date of grant, no compensation expense was recorded for the three months ended December 31, 2004.
     The following table illustrates the effect on reported net income and earnings per share as if the Company had applied SFAS No. 123R during the three months ended December 31, 2004.

Three Months
Ended December 31,
2004
Net income, as reported	$4,540
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(620)

Pro forma net income	$3,920

Earnings per share, basic:
As reported	$0.25
Pro forma	$0.22

Earnings per share, diluted:
As reported	$0.24
Pro forma	$0.21
     As required under SFAS No. 123R in calculating the share-based compensation expense for the three months ended December 31, 2005 and as required under SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation, in calculating the share-based compensation expense for the three months ended December 31, 2004, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the range of weighted-average assumptions used for option grants noted in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and was determined based on an analysis of historical exercise and cancellation behavior. The risk-free interest rate is based on the US Treasury yield curve in effect on the date of

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

	Three Months Ended December 31,

	2005	2004
Expected life	6 - 8 years	8 years
Risk- free interest rate	4.32% - 4.48%	3.86% - 4.15%
Expected volatility	44%	47%
     New Accounting Pronouncement – On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (FIN No. 45-3). FIN No. 45-3 amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a specified period will be at least a specified amount. Under FIN No. 45-3, the accounting requirements of FIN No. 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN No. 45, is required for all interim and annual periods beginning after January 1, 2006. The Company does not expect the adoption of FIN No. 45-3 to have a significant impact on its consolidated financial position and results of operations.
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
     Transaction proceeds were used by HHM to pay intercompany secured debt, which totaled approximately $37.0 million on the date of the closing, as well as transaction costs and hospital operating expenses of approximately $2.0 million. The remaining proceeds from the divestiture, combined with proceeds from the liquidation of the assets not sold to Columbia St. Mary’s, were used to satisfy certain liabilities of HHM and to return a portion of the original capital contribution to the investors.
     The results of operations of The Heart Hospital of Milwaukee were as follows:

Three Months
Ended December 31,
2004
Net revenue	$1,553
Restructuring and write-off charges	(3,635)
Operating expenses	(3,278)

Loss from operations	(5,360)
Other income (expenses):
Gain on sale of assets	9,344
Minority interest and other, net	(474)
Income tax expense	(1,562)

Net income	$1,948

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	December 31,	September 30,
	2005	2005
Receivables, principally from patients and third-party payors	$113,098	$107,852
Receivables, principally from billings to hospitals for various cardiovascular procedures	3,528	4,358
Amounts due under management contracts	3,293	3,766
Other	4,075	3,101

	123,994	119,077
Less allowance for doubtful accounts	(25,565)	(23,677)

Accounts receivable, net	$98,429	$95,400

5. Equity Investments
     The Company owns minority interests in Avera Heart Hospital of South Dakota and certain diagnostic ventures and neither has substantive control over the businesses nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its minority ownership interest in the hospital and other ventures as equity investments.
     The following represents summarized financial information of Avera Heart Hospital of South Dakota:

	Three Months Ended December 31,
	2005	2004
Net revenue	$15,346	$15,197
Operating income	$3,480	$2,804
Net income	$3,014	$2,223

	December 31, 2005	September 30, 2005
Current assets	$11,986	$17,721
Non-current assets	$34,373	$35,205
Current liabilities	$9,018	$10,003
Non-current liabilities	$25,314	$26,001
6. Long-Term Debt
     Long-term debt consists of the following:

	December 31,	September 30,
	2005	2005
Senior notes	$150,000	$150,000
Notes payable to various lenders	101,501	43,196
Senior secured credit facility	40,500	98,750
Real estate investment trust (REIT) loans	56,697	56,948

	348,698	348,894
Less current portion	(37,946)	(52,503)

Long-term debt	$310,752	$296,391

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     During the three months ended December 31, 2005, the Company entered into two new debt agreements, both of which are included in the notes payable to various lenders in the preceding table.
     Convertible Notes Payable — On December 28, 2005, Harlingen Medical Center (HMC) entered into two, $10.0 million convertible notes with a third-party health system. The first note can be voluntarily converted by the health system into a 13.2% ownership interest in HMC after the third anniversary date or will mandatorily be converted into an ownership interest in HMC upon the achievement of financial targets as defined in the note agreement, up until the third anniversary date of the agreement or the fourth anniversary date of the agreement, if extended by HMC. The second note is convertible into the same ownership interest percentage as the first note at the discretion of the health system after the conversion of the first note. The ownership interest in HMC by the health system is capped at 49%. The notes bear interest at 5% up until the third anniversary date, after which time the interest rate increases to 8% if the notes have not been converted. Interest payments are due quarterly. If the notes are not converted, the notes are then payable annually in equal principal payments, plus quarterly interest payments, over five years. The notes can not be prepaid without the consent of the health system and are secured by a second lien on all assets of HMC, except accounts receivable. In accordance with the provisions of EITF 99-1, Accounting for Debt Convertible into the Stock of a Consolidated Subsidiary, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock, the convertible notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the convertible notes has not been accounted for as a separate derivative.
     Mortgage Loan — Concurrent with the issuance of the convertible notes, HMC also entered into a $40.0 million, ten year mortgage loan with a third-party lender. The loan requires quarterly, interest-only payments until the maturity date. The interest rate on the loan is 8 3/4%. The loan is secured by substantially all the assets of HMC and the loan is subject to certain financial and other restrictive covenants. In addition, the Company guarantees $10.0 million of the loan balance.
     Of the proceeds received as a result of these agreements, $58.0 million was used to pay down a portion of the outstanding balance of the term loan under the Company’s senior secured credit facility (the Senior Secured Credit Facility). Under the Senior Secured Credit Facility, the Company also has a revolving credit facility (Revolving Facility) in the amount of $100.0 million, which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-line for swing-line loans. There were no borrowings under the Revolving Facility at December 31, 2005; however, the Company had letters of credit outstanding of $2.5 million, which reduces availability under the Revolving Facility to $97.5 million.
     Debt Covenants —At December 31, 2005, the Company was in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette and anticipates continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan of $11.1 million has been included in current portion of long-term debt and obligations under capital leases as of December 31, 2005. As of December 31, 2005, the Company was working with the lender to amend the financial covenant. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at December 31, 2005.
     Guarantees of Unconsolidated Affiliate’s Debt — The Company has guaranteed 50% of the real estate and 30% of the equipment debt of the one affiliate hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides these guarantees in exchange for a fee from that affiliate hospital. At December 31, 2005, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s real estate and equipment debt was approximately $24.8 million and $4.6 million, respectively, at December 31, 2005. Accordingly, the real estate debt and the equipment debt guaranteed by the Company was approximately $12.4 million and $1.4 million, respectively, at December 31, 2005. These guarantees expire concurrent with the terms of the related real estate and equipment loans and would require the Company to perform under the guarantee in the event of the affiliate hospital’s failure to perform under the related loan. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying real estate and equipment, which were financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the value of the assets and liabilities on the Company’s balance sheets.
7. Liability Insurance Coverage
     In June 2005, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. At this time, the Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the Diagnostics Division.
     Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense and liability for the amount of the Company’s retained liability applicable to each malpractice claim. As of December 31, 2005 and September 30, 2005, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $6.6 million and $6.3 million, respectively, which is included in current liabilities in the consolidated balance sheet.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
8. Contingencies
     Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and may be modified. The Company believes that it is in compliance with such laws and regulations. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including substantial fines and criminal penalties, as well as repayment of previously billed and collected revenue from patient services and exclusion from the Medicare and Medicaid programs.
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through December 31, 2005. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.
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
9. Per Share Data
     The calculation of diluted net income (loss) per share considers the potential dilutive effect of options to purchase 2,168,968 and 2,667,592 shares of common stock at prices ranging from $4.75 to $28.79, which were outstanding at December 31, 2005 and 2004, respectively. Of these options, 2,168,968 and 20,000 shares have not been included in the calculation of diluted net income (loss) per share for the three months ended December 31, 2005 and 2004, respectively, because the options were anti-dilutive.
10. Stock Option Plans
     During the three months ended December 31, 2005 and 2004, the Company granted 34,500 and 79,000 options, respectively, to employees and directors to purchase shares of the Company’s common stock. The exercise price per share ranged from $19.60 to $23.65 for the options granted during the three months ended December 31, 2005 and ranged from $15.75 to $20.90 for the options granted in the comparable period in fiscal 2005. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date, are fully vested and are exercisable at any time.
     In September 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees. The accelerated vesting of options was effective as of September 30, 2005 for the options then outstanding and was conditioned upon an optionee entering into a sale restriction agreement (the Restriction Agreement) which provides that if the optionee exercises a stock option prior to its originally scheduled vesting date while employed by the Company, the optionee will be prohibited from selling the shares of stock acquired upon exercise of the option until the date the option would have become vested had it not been accelerated. The Restriction Agreement also provides that if an optionee exercises an option prior to its originally scheduled vesting date and is no longer employed by the Company, the optionee will be prohibited from selling the stock acquired upon exercise of the option for the longer of three years from the option exercise date or the originally scheduled vesting date. Options granted to employees during the three months ended December 31, 2005 were also fully vested subject to the terms of the Restriction Agreement.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Activity for the option plans was as follows:

	Three Months Ended December 31,
	2005		2004
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding options, beginning of period	2,409,618	$13.50	2,730,493	$13.09

Granted	34,500	22.48	79,000	16.60
Exercised	(47,650)	11.87	(68,151)	16.80
Cancelled	(227,500)	9.78	(73,750)	18.50

Outstanding options, end of period	2,168,968	$14.06	2,667,592	$12.96

Exercisable options, December 31	2,168,968	$14.06	1,075,026	$14.71

The following table summarizes information for options outstanding at December 31, 2005:

		Weighted-	Weighted-
	Number of	Average	Average
	Options	Remaining	Exercise
Range of Prices	Outstanding	Life (years)	Price
$4.75 - 9.95	878,236	7.76	$9.61
10.55 - 12.15	365,265	7.56	10.73
12.33 - 15.80	222,500	8.14	15.32
16.10 - 17.65	61,000	7.88	16.58
18.60 - 19.00	413,967	3.88	19.00
19.46 - 20.90	33,500	8.83	20.15
23.65 - 28.79	194,500	9.31	26.71

$4.75 - 28.79	2,168,968	7.18	$14.06

11. Reportable Segment Information
     The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended December 31,
	2005	2004
Net revenue:
Hospital Division	$171,604	$171,229
Diagnostics Division	12,630	12,629
Corporate and other	887	902

Consolidated totals	$185,121	$184,760

Income (loss) from operations:
Hospital Division	$8,867	$15,167
Diagnostics Division	2,479	1,757
Corporate and other	(4,162)	(1,776)

Consolidated totals	$7,184	$15,148

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Three Months Ended December 31,
	2005	2004
Depreciation and amortization:
Hospital Division	$8,306	$8,227
Diagnostics Division	1,427	1,510
Corporate and other	160	289

Consolidated totals	$9,893	$10,026

Interest expense (income), net:
Hospital Division	$8,583	$7,703
Diagnostics Division	26	73
Corporate and other	(949)	(168)

Consolidated totals	$7,660	$7,608

Capital expenditures:
Hospital Division	$6,552	$3,891
Diagnostics Division	1,407	962
Corporate and other	918	398

Consolidated totals	$8,877	$5,251

	December 31,	September 30,
	2005	2005
Aggregate identifiable assets:
Hospital Division	$574,796	$572,991
Diagnostics Division	39,213	39,430
Corporate and other	148,953	150,784

Consolidated totals	$762,962	$763,205

     Substantially all of the Company’s net revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include management and consulting fees, general overhead and administrative expenses, financing activities, certain cash and cash equivalents, prepaid expenses, other assets and operations of the business not subject to separate segment reporting.
12. Guarantor/Non-Guarantor Financial Statements
     The following tables present the condensed consolidated financial information for each of MedCath Corporation (the Parent), MedCath Holdings Corp. (the Issuer), all 95% or greater owned domestic subsidiaries of the Issuer (the Guarantors) and the subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$118,903	$17,555	$—	$136,458
Accounts receivable, net	—	—	4,186	94,243	—	98,429
Other current assets	—	—	41,893	24,982	(23,041)	43,834

Total current assets	—	—	164,982	136,780	(23,041)	278,721
Property and equipment, net	—	—	19,943	367,945	—	387,888
Investments in subsidiaries	282,533	282,533	(30,664)	(62)	(534,340)	—
Goodwill	—	—	70,100	—	—	70,100
Intercompany notes receivables	—	—	267,582	—	(267,582)	—
Other long-term assets	—	—	19,318	6,935	—	26,253

Total assets	$282,533	$282,533	$511,261	$511,598	$(824,963)	$762,962

Current liabilities:
Accounts payable	$—	$—	$998	$46,392	$—	$47,390
Accrued compensation and benefits	—	—	7,404	13,159	—	20,563
Other current liabilities	—	—	12,349	34,634	(23,041)	23,942
Current portion of long- term debt and obligations under capital leases	—	—	2,283	38,093	—	40,376

Total current liabilities	—	—	23,034	132,278	(23,041)	132,271
Long- term debt	—	—	189,365	121,387	—	310,752
Obligations under capital leases	—	—	1,373	1,450	—	2,823
Intercompany notes payable	—	—	—	267,582	(267,582)	—
Deferred income tax liabilities	—	—	14,956	—	—	14,956
Other long- term obligations	—	—	—	341	—	341

Total liabilities	—	—	228,728	523,038	(290,623)	461,143
Minority interest in equity of consolidated subsidiaries	—	—	—	—	19,286	19,286
Total stockholders’ equity	282,533	282,533	282,533	(11,440)	(553,626)	282,533

Total liabilities and stockholders’ equity	$282,533	$282,533	$511,261	$511,598	$(824,963)	$762,962

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$122,770	$18,854	$—	$141,624
Accounts receivable, net	—	—	4,596	90,804	—	95,400
Other current assets	—	—	30,269	23,064	(13,516)	39,817

Total current assets	—	—	157,635	132,722	(13,516)	276,841
Property and equipment, net	—	—	19,070	369,696	—	388,766
Investments in subsidiaries	282,741	282,741	(15,996)	(63)	(549,423)	—
Goodwill	—	—	70,100	—	—	70,100
Intercompany notes receivables	—	—	312,958	—	(312,958)	—
Other long-term assets	—	—	21,935	5,563	—	27,498

Total assets	$282,741	$282,741	$565,702	$507,918	$(875,897)	$763,205

Current liabilities:
Accounts payable	$—	$—	$1,052	$39,908	$—	$40,960
Accrued compensation and benefits	—	—	6,603	15,953	—	22,556
Other current liabilities	—	—	8,107	28,452	(13,516)	23,043
Current portion of long- term debt and obligations under capital leases	—	—	2,362	52,819	—	55,181

Total current liabilities	—	—	18,124	137,132	(13,516)	141,740
Long- term debt	—	—	247,605	48,786	—	296,391
Obligations under capital leases	—	—	1,559	1,704	—	3,263
Intercompany notes payable	—	—	—	312,958	(312,958)	—
Deferred income tax liabilities	—	—	15,673	—	—	15,673
Other long- term obligations	—	—	—	497	—	497

Total liabilities	—	—	282,961	501,077	(326,474)	457,564
Minority interest in equity of consolidated subsidiaries	—	—	—	—	22,900	22,900
Total stockholders’ equity	282,741	282,741	282,741	6,841	(572,323)	282,741

Total liabilities and stockholders’ equity	$282,741	$282,741	$565,702	$507,918	$(875,897)	$763,205

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended December 31, 2005

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$7,615	$179,975	$(2,469)	$185,121
Total operating expenses			12,242	168,164	(2,469)	177,937

Income (loss) from operations	—	—	(4,627)	11,811	—	7,184
Interest expense	—	—	(6,588)	(2,480)	—	(9,068)
Interest and other income, net	—	—	7,489	(6,072)	—	1,417
Equity in net earnings of unconsolidated affiliates	(1,333)	(1,333)	1,506	—	2,225	1,065

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	(1,333)	(1,333)	(2,220)	3,259	2,225	598
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(2,818)	(2,818)

Income (loss) from continuing operations before income taxes and discontinued operations	(1,333)	(1,333)	(2,220)	3,259	(593)	(2,220)
Income tax benefit	—	—	887	—	—	887

Income (loss) from continuing operations	(1,333)	(1,333)	(1,333)	3,259	(593)	(1,333)
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—

Net income (loss)	$(1,333)	$(1,333)	$(1,333)	$3,259	$(593)	$(1,333)

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended December 31, 2004

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,014	$179,188	$(2,442)	$184,760
Total operating expenses			10,149	161,905	(2,442)	169,612

Income (loss) from operations	—	—	(2,135)	17,283	—	15,148
Interest expense	—	—	(5,533)	(2,465)	—	(7,998)
Interest and other income, net	—	—	5,635	(5,240)	—	395
Equity in net earnings of unconsolidated affiliates	4,540	4,540	14,758	—	(23,069)	769

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	4,540	4,540	12,725	9,578	(23,069)	8,314
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(3,999)	(3,999)

Income (loss) from continuing operations before income taxes and discontinued operations	4,540	4,540	12,725	9,578	(27,068)	4,315
Income tax expense	—	—	(1,723)	—	—	(1,723)

Income (loss) from continuing operations	4,540	4,540	11,002	9,578	(27,068)	2,592
Income (loss) from discontinued operations, net of taxes	—	—	(6,462)	8,410	—	1,948

Net income (loss)	$4,540	$4,540	$4,540	$17,988	$(27,068)	$4,540

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended December 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$(3,942)	$16,062	$—	$12,120
Net cash provided by (used in) investing activities	(701)	12,817	(6,571)	(14,415)	(8,870)
Net cash provided by (used in) financing activities	701	(12,742)	(10,790)	14,415	(8,416)

Decrease in cash and cash equivalents	—	(3,867)	(1,299)	—	(5,166)
Cash and cash equivalents:
Beginning of period	—	122,770	18,854	—	141,624

End of period	$—	$118,903	$17,555	$—	$136,458

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

13. Subsequent Events
     In connection with the sale of The Heart Hospital of Milwaukee and as stipulated by the indenture governing the senior notes, during the three months ended December 31, 2005 the Company offered to repurchase up to $30.3 million of senior notes. The tender offer for the notes expired on January 23, 2006 and the Company accepted for purchase and paid for $11.9 million principal amount of notes tendered prior to the expiration of the tender offer.
     On February 9, 2006, Heart Hospital of Austin (HHA) completed the refinancing of its REIT loan of $35.3 million, which was scheduled to mature during the second quarter of fiscal 2006. Under the terms of the new financing, the loan requires monthly, interest-only payments for 10 years, at which time the loan is due in full. The interest rate on the loan is 8 1/2%. The loan is secured by substantially all assets of HHA, except equipment, and is subject to certain financial and other restrictive covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report, as well as the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
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
     In addition to our hospitals, we own and/or manage cardiac diagnostic and therapeutic facilities. We began our cardiac diagnostic and therapeutic business in 1989. We currently own and/or manage twenty-six cardiac diagnostic and therapeutic facilities. Eleven of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining fifteen facilities are not located at hospitals and offer only diagnostic procedures.
     Basis of Consolidation. We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control, and are not the primary beneficiary. Accordingly, the one hospital in which we hold a minority interest, Avera Heart Hospital of South Dakota, is excluded from the net revenue and operating expenses of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are excluded from the net revenue and operating results of our consolidated company and our consolidated diagnostics division. Our interest in the results of operations for the periods discussed for these entities is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting.
     During the first quarter of fiscal 2005, we closed The Heart Hospital of Milwaukee and sold substantially all of the hospital’s assets. Accordingly, for the three months ended December 31, 2004, the results of operations and the related gain on the sale of the assets have been excluded from continuing operations and are reported in income from discontinued operations.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended December 31,
Division	2005	2004
Hospital	92.7%	92.7%
Diagnostics	6.8%	6.8%
Corporate and other	0.5%	0.5%

Net Revenue	100.0%	100.0%

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

	Three Months Ended December 31,
Payor	2005	2004
Medicare	46.0%	49.1%
Medicaid	5.1%	4.3%
Commercial and other, including self-pay	48.9%	46.6%

Total consolidated net revenue	100.0%	100.0%

     A significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid and we expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue will remain significant in future periods; however, our payor mix is subject to fluctuations due to changes in reimbursement, market and industry trends with self-pay patients and other similar factors. See “Results of Operations – Net Revenue.”
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
     Moratorium. Through June 8, 2005, the Medicare Modernization Act prohibited reliance upon the whole hospital exception by new “specialty hospitals,” as defined by the Medicare Modernization Act, and imposed limitations on the activities of specialty hospitals in operation or under development as of November 18, 2003. While the Medicare Modernization Act has lapsed, language agreed upon in the 2006 Budget Reconciliation Bill, which has been passed by the Senate and the House and is awaiting final approval by President Bush, did not reinstate any of the restrictions on our current portfolio of hospitals, but does place restrictions on the issuance of new licenses while the CMS drafts guidelines regarding specialty hospitals. We do not believe this bill or the pending guidelines will have any material negative consequences to our existing hospitals or our joint venture strategy. See “Business – Regulation – Fraud and Abuse Laws – Physician Self-Referral Laws” in our Annual Report on Form 10-K for a more detailed discussion of the whole hospital exception.
Results of Operations
Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue:

	Three Months Ended December 31,
			Increase / Decrease		% of Net Revenue
	2005	2004	$	%	2005	2004
		(in thousands)
Net revenue	$185,121	$184,760	$361	0.2%	100.0%	100.0%
Operating expenses:
Personnel expense	60,475	57,213	3,262	5.7%	32.7%	31.0%
Medical supplies expense	51,959	52,486	(527)	(1.0)%	28.1%	28.4%
Bad debt expense	14,438	11,484	2,954	25.7%	7.8%	6.2%
Other operating expenses	41,053	38,400	2,653	6.9%	22.2%	20.8%
Depreciation	9,641	9,736	(95)	(1.0)%	5.2%	5.3%
Amortization	252	290	(38)	(13.1)%	0.1%	0.1%
Loss on disposal of property, equipment and other assets	119	3	116	3866.7%	—	—

Total operating expenses	177,937	169,612	8,325	4.9%	96.1%	91.8%

Income from operations	7,184	15,148	(7,964)	(52.6)%	3.9%	8.2%
Other income (expenses):
Interest expense	(9,068)	(7,998)	(1,070)	(13.4)%	(4.9)%	(4.3)%
Interest and other income, net	1,417	395	1,022	258.7%	0.7%	0.2%
Equity in net earnings of unconsolidated affiliates	1,065	769	296	38.5%	0.6%	0.4%

Total other expenses, net	(6,586)	(6,834)	248	3.6%	(3.6)%	(3.7)%

Income from continuing operations before minority interest, income taxes and discontinued operations	598	8,314	(7,716)	(92.8)%	0.3%	4.5%
Minority interest share of earnings of consolidated subsidiaries	(2,818)	(3,999)	1,181	29.5%	(1.5)%	(2.2)%

Income (loss) from continuing operations before income taxes and discontinued operations	(2,220)	4,315	(6,535)	(151.4)%	(1.2)%	2.3%
Income tax expense (benefit)	(887)	1,723	(2,610)	(151.5)%	(0.5)%	0.9%

Income (loss) from continuing operations	(1,333)	2,592	(3,925)	(151.4)%	(0.7)%	1.4%
Income from discontinued operations, net of taxes	—	1,948	(1,948)	(100.0)%	—	1.1%

Net income (loss)	$(1,333)	$4,540	$(5,873)	(129.4)%	(0.7)%	2.5%

The following table presents selected operating data on a consolidated basis:

	Three Months Ended December 31,
	2005	2004	% Change
Selected Operating Data (a):
Number of hospitals	11	11
Licensed beds (b)	672	672
Staffed and available beds (c)	667	631
Admissions (d)	11,285	10,883	3.7%
Adjusted admissions (e)	14,785	14,282	3.5%
Patient days (f)	37,978	37,158	2.2%
Adjusted patient days (g)	49,590	48,393	2.5%
Average length of stay (days) (h)	3.37	3.41	(1.2)%
Occupancy (i)	61.9%	64.0%
Inpatient catheterization procedures	5,692	5,808	(2.0)%
Inpatient surgical procedures	3,023	2,775	8.9%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient days. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.
     Net Revenue. Net revenue increased 0.2% or $0.4 million to $185.1 million for the three months ended December 31, 2005, the first quarter of our fiscal year 2006, from $184.8 million for the three months ended December 31, 2004, the first quarter of our fiscal year 2005. The increase was entirely attributable to the hospital division.
     The $0.4 million increase in hospital division revenue was the net result of several different factors including the continued ramp-up of our two newest facilities, which was partially offset by declines in admissions and a continued unfavorable shift in payor mix at certain facilities as well as other negative items at certain of our established hospitals, as further described below.
     Texsan Heart Hospital and Heart Hospital of Lafayette, both of which opened during fiscal 2004, saw a combined increase in net revenue and adjusted admissions of 29.4% and 35.4%, respectively, for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.
     While the newest facilities saw sequential net revenue growth, certain of our hospitals located in the southwestern United States experienced overall declines in net revenue due to lower admissions period to period as a result of difficult operating environments. In addition, we saw an increase in Medicaid patients during the three months ended December 31, 2005 as compared to the same period in 2004 at these hospitals as well as at other locations. Overall, Medicaid comprised 5.5% of hospital division net revenue for the first quarter of fiscal 2006 compared to 4.7% in the same period in the prior year. As Medicaid reimbursement rates are typically lower than Medicare or commercial reimbursement rates, an increase in gross Medicaid revenue will negatively impact net revenue trends.
     In addition to the lower admissions and the shift in payor mix period to period, we experienced a negative $0.6 million contractual adjustment during the three months ended December 31, 2005 due to a change in an estimated settlement of prior period amounts in one state. In addition, our net revenue was detrimentally impacted by the temporary suspension of procedures at Arizona Heart Hospital as a result of water damage incurred from a fire at the facility during the period. While the procedures have resumed subsequent to December 31, 2005, net patient revenue at the facility was 51.5% lower during the month of December 2005 compared to the prior year. Further, the emergency department was closed at the hospital for essentially the entire month of December 2005. For the period ended December 31, 2005, we recognized approximately $1.0 million of revenue related to a partial recovery of our losses from business interruption insurance. We are working with our insurance carrier to finalize the remaining amount available under our policy.
     Overall, on a consolidated basis, hospital admissions increased 3.7% and adjusted admissions increased 3.5% for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. While inpatient surgical procedures increased 8.9% on a consolidated basis, inpatient catheterization procedures decreased 2.0% period to period, which also negatively impacted revenue for the first quarter of fiscal 2006. Our average length of stay did decrease slightly to 3.37 days for the three months ended December 31, 2005 as compared to 3.41 days for the three months ended December 31, 2004.
     We have begun to take actions to improve the performance in specific markets; however, as net revenue is influenced by a number of factors including payor mix, number and nature of procedures and overall admissions, the revenue trends at individual hospitals may continue to experience unpredictable or unfavorable fluctuations.
     Personnel expense. Personnel expense increased 5.7% to $60.5 million for the first quarter of fiscal 2006 from $57.2 million for the first quarter of fiscal 2005. As a percentage of net revenue, personnel expense increased to 32.7% from 31.0% for the comparable periods. The $3.3 million increase in personnel expense was principally due to overall increased personnel expense in the hospital division, combined with $0.4 million in share-based compensation recognized during the first quarter of fiscal 2006.
     The overall increase in personnel expense at our hospitals was primarily attributable to cost of living wage adjustments given to employees during the three months ended December 31, 2005, in addition to increased staffing at certain facilities to support the overall growth in admissions and surgical procedures in the first quarter of fiscal 2006 compared to the same period in fiscal 2005 for these facilities. On an adjusted patient day basis, personnel expense increased by 2.5% to $1,156 per adjusted patient day for the first quarter of fiscal 2006 compared to $1,128 per adjusted patient day for the first quarter of fiscal 2005.
     On October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Using this methodology, share-based compensation expense recognized for the three months ended December 31, 2005 was $0.4 million. Since all options granted during the three months ended December 31, 2004 under the Company’s stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant, no share-based compensation expense was recorded for the three months ended December 31, 2004. See “Recent Accounting Pronouncements.”
     Medical supplies expense. Medical supplies expense decreased 1.0% to $52.0 million for the first quarter of fiscal 2006 from $52.5 million for the first quarter of fiscal 2005. As a percentage of revenue, medical supplies expense was comparable for the periods at 28.1% and 28.4% for the three months ended December 31, 2005 and 2004, respectively. On an adjusted patient day basis, medical supplies expense also decreased to $970 per adjusted patient day for the first quarter of fiscal 2006 compared to $1,004 per adjusted patient day for the first quarter of fiscal 2005, which is a 3.4% decline. The decrease in medical supplies expense during the three months ended December 31, 2005 is primarily attributable to a reduction in the per unit cost of our more expensive supplies. While medical supplies expense is down slightly period to period, since late in fiscal 2004 and throughout fiscal 2005, we have experienced an increase in cardiac procedures that use high-cost medical devices and supplies, such as automatic implantable cardioverter defibrillators and drug-eluting stents. In addition, in the later half of fiscal 2005, we saw an increase in vascular related supply expense due to an increase in vascular procedures. Medical supplies expense in future periods will continue to be impacted by the number of procedures performed that use these high-cost devices and supplies as well as by the type of procedures performed.
     Bad debt expense. Bad debt expense increased 25.7% to $14.4 million for the first quarter of fiscal 2006 from $11.5 million for the first quarter of fiscal 2005. As a percentage of net revenue, bad debt expense was 7.8% for the first quarter of fiscal 2006 as compared to 6.2% for the first quarter of fiscal 2005. The majority of the increase in bad debt expense was incurred in the hospital division, and while a portion of the $2.9 million increase was partially attributable to the growth in net revenue at the newest hospitals, a significant portion of the increase in the hospital division was due to a higher percentage of uninsured patients period to period. Overall, net self-pay patient revenue comprised 7.2% of hospital division net revenue for the first quarter of fiscal 2006 as compared to 6.2% in the same period in the prior year. Consistent with the trends experienced in the second half of fiscal 2005, the increase in self-pay revenue has directly influenced the increase in bad debt expense.
     Other operating expenses. Other operating expenses increased 6.9% to $41.1 million for the three months ended December 31, 2005 from $38.4 million for the three months ended December 31, 2004. Of the $2.7 million increase in other operating expenses, approximately $1.2 million was attributable to the hospital division with the majority of this increase being related to maintenance costs at the newer facilities as they are entering their second year of operations. The remainder of the increase is primarily attributable to severance costs associated with the departure of Charles Slaton, our former president and chief executive officer, during the three months ended December 31, 2005, and increased insurance costs period to period.
     Interest expense. Interest expense increased 13.4% to $9.1 million for the first quarter of fiscal 2006 compared to $8.0 million for the first quarter of fiscal 2005. This $1.1 million increase in interest expense was primarily attributable to $0.7 million in deferred loan acquisition costs that were expensed during the three months ended December 31, 2005 as a result of the prepayment of $58.0 million in term debt. The remainder of the increase is due to the rise in the variable interest rates on portions of our debt. As of December 31, 2005, approximately 15.2% of our outstanding debt bears interest based on variable rates.
     Interest and other income, net. Interest and other income, net increased to $1.4 million for the first quarter of fiscal 2006 from $0.4 million for the first quarter of fiscal 2005. This $1.0 million increase is due to interest earned on available cash and cash equivalents as our average cash position increased by approximately $44.7 million during the comparable periods.
     Earnings allocated to minority interests. Earnings allocated to minority interests were $2.8 million for the first quarter of fiscal 2006 as compared to $4.0 million for the first quarter of fiscal 2005. This $1.2 million decrease was primarily due to the net decrease in earnings of certain of our established hospitals which were allocated to our minority partners on a pro rata basis. In addition, the decrease is also attributable to changes in the operating results of our individual hospitals and the respective basis for allocating such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during the first quarter of fiscal 2006 compared to the same period of fiscal 2005. During the first quarter of fiscal 2006, we shared losses at one of our hospitals with our minority partners on a pro rata basis; however, during the first quarter of fiscal 2005, we were required by generally accepted accounting principles to recognize, for accounting purposes, a disproportionate 100% of the hospital’s loss such that no amounts were allocated to our minority partners. However, this provision does not relieve our minority investors from any of their obligations to make additional capital contributions if one of our hospitals requires additional cash to fund its operations. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
     We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of December 31, 2005, we had remaining cumulative disproportionate loss allocations of approximately $35.1 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in disproportionate allocation depending on their results of operations in future periods.
     Income tax expense (benefit). The income tax benefit was $0.9 million for the first quarter of fiscal 2006 compared to income tax expense of $1.7 million for the first quarter of fiscal 2005, which represents an effective tax rate of approximately 40.0% for both periods. The overall change in income taxes is due to the respective fluctuation in taxable income (loss) for the fiscal periods.
     Income from discontinued operations. During the first quarter of fiscal 2005, we closed and sold substantially all of the assets of The Heart Hospital of Milwaukee. Accordingly, the hospital is accounted for as discontinued operations. The income from discontinued operations in the first quarter of fiscal 2005 mainly represents the gain on the sale of the assets of approximately $9.3 million, partially offset by operating losses, shut-down costs and overall income tax expense associated with the facility. There was no activity for this facility during the first quarter of fiscal 2006.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital was $146.5 million at December 31, 2005 and $135.1 million at September 30, 2005. The increase of $11.4 million in working capital primarily resulted in a decrease in the current portion of long-term debt and obligations under capital leases of $14.8 million, partially offset by a decrease in cash and cash equivalents and a net increase in accounts payable and accrued liabilities. The decrease in cash and cash equivalents and the increase in accounts payable and accrued liabilities were driven by overall operations, as further described below. The decrease in the current portion of long-term debt and obligations under capital leases is the result of the $35.3 million REIT loan at the Heart Hospital of Austin being classified as long term at December 31, 2005 as such amount was refinanced into a 10-year loan on February 9, 2006. The loan was originally scheduled to mature during the second quarter of 2006 and therefore, was considered current as of September 30, 2005. This decrease in the current portion of long-term debt and obligations under capital leases was partially offset by a $21.1 million increase in the category due to the scheduled maturity of the mortgage loan at another one of our facilities in October 2006 and therefore, this loan is considered current as of December 31, 2005, whereas the amount was still considered long-term as of September 30, 2005.
     Our operating activities provided net cash of $12.1 million for the first three months of fiscal 2006 compared to net cash provided of $9.8 million for the first three months of fiscal 2005. The cash provided by operating activities of continuing operations was $12.1 million and $17.1 million for the first three months of fiscal 2006 and 2005, respectively. Our cash from operating activities was negatively influenced by the $3.9 million decrease in the results from continuing operations period to period and the growth in net receivables. The overall increase in accounts payable and accrued liabilities partially offset these unfavorable changes during the first three months of fiscal 2006. Our overall days of net revenue in receivables slipped to 49 days in the first three months of 2006 from 48 days in the first three months of fiscal 2005, which reduced our cash flow from operations and is reflective of the overall shift in payor mix. The increase in accounts payable and accrued liabilities was driven by the timing of bulk buys of inventory at certain locations combined with a general deferral in the payment of vendor invoices due to the timing of the holidays at quarter end in the current period.
     Our investing activities used net cash of $8.9 million for the first three months of fiscal 2006 compared to net cash provided of $37.5 million for the first three months of fiscal 2005. The cash used by investing activities in the first three months of fiscal 2006 was entirely for capital expenditures for the period, whereas the $37.5 million of net cash provided by investing activities in the first three months of fiscal 2005 was primarily due to the proceeds from the sale of The Heart Hospital of Milwaukee, offset in part by capital expenditures for the period.
     Our financing activities used net cash of $8.4 million for the first three months of fiscal 2006 compared to net cash used of $3.2 million for the first three months of fiscal 2005. The $8.4 million of net cash used for financing activities for the first three months of fiscal 2006 is a result of distributions to minority partners and the scheduled repayments of long-term debt and obligations under capital leases combined with the receipt of $58.3 million funds, net of loan acquisition costs, through the issuance of long-term debt at Harlingen Medical Center, the proceeds of which were used to prepay a portion of our term loan. The $3.2 million of net cash used by financing activities for the first three months of fiscal 2005 was primarily the result of distributions to, net of investments by, minority partners and the repayment of long-term debt and obligations under capital leases partially offset by proceeds from exercised stock options.
     Capital Expenditures. Expenditures for property and equipment for the first three months of fiscal years 2006 and 2005 were $8.9 million and $5.3 million, respectively. For both periods, our capital expenditures principally were focused on improvements to existing facilities. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
     Obligations and Availability of Financing. At December 31, 2005, we had $354.0 million of outstanding debt, $40.4 million of which was classified as current. Of the outstanding debt, $150.0 million was outstanding under our 9 7/8% senior notes, $40.5 million was outstanding under our Senior Secured Credit Facility and $160.1 million was outstanding to lenders to our hospitals. The remaining $3.4 million of debt was outstanding to lenders for diagnostic services under capital leases and other miscellaneous indebtedness.
     No amounts were outstanding to lenders under our $100.0 million revolving credit facility at December 31, 2005. At the same date, however, we had letters of credit outstanding of $2.5 million, which reduced our availability under this facility to $97.5 million.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At December 31, 2005, we were in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette and we anticipate continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan of $11.1 million has been included in current portion of long-term debt and obligations under capital leases as of December 31, 2005. As of December 31, 2005, we were working with the lender to amend the financial covenant. We were in compliance with all other covenants in the instruments governing our outstanding debt at December 31, 2005.
     At December 31, 2005, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
     We also guarantee 50% of the real estate and 30% of the equipment debt of Avera Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at December 31, 2005 and therefore do not consolidate the hospital’s results of operations and financial position. We provide this guarantee in exchange for a fee from the hospital. At December 31, 2005, Avera Heart Hospital of South Dakota was in compliance with all covenants in the instruments governing its debt. The total amount of the hospital’s real estate and equipment debt was approximately $24.8 million and $4.6 million, respectively, at December 31, 2005. Accordingly, the real estate debt and the equipment debt guaranteed by us was approximately $12.4 million and $1.4 million, respectively, at December 31, 2005.

     We believe that internally generated cash flows and available borrowings under our Senior Secured Credit Facility, together with the remaining net proceeds of our initial public offering and borrowings available under equipment debt commitments will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
     Intercompany Financing Arrangements. We provided secured real estate and equipment financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of December 31, 2005 was $289.6 million.
     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan amortizes based on a 20-year term, matures on June 30, 2011 and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate based on June 2011 treasury yield plus an applicable margin. The weighted average interest rate for the intercompany real estate loans at December 31, 2005 was 7.59%.
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 2 to 3 years. The intercompany equipment loans accrue interest at fixed rates ranging from 6.31% to 6.74% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at December 31, 2005 was 6.46%.
     We receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.
     We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital and other loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinated to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interest in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of the borrowing hospital’s accounts receivable. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of December 31, 2005 and September 30, 2005, we held $107.4 million and $93.3 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.
     On December 1, 2004, we completed the sale of certain assets of The Heart Hospital of Milwaukee for $42.5 million. Of the $42.5 million in proceeds received, approximately $37.0 million was used to repay The Heart Hospital of Milwaukee’s intercompany secured loans, thereby increasing our consolidated cash position on such date. As part of the terms of the sale, we were required to close the hospital. As such, we incurred costs associated with the closing of the hospital, in addition to costs associated with completing the sale and additional operating expenses. As stipulated by the covenants of our Senior Credit Facility, within 300 days after the receipt of the net proceeds, we may identify a use of the net proceeds for capital expenditures or other permitted investments, so long as such usage occurs within 300 days of the date identified, which we have done. Any net proceeds not identified or invested within this time period must be used to repay principal of senior secured indebtedness. The lenders under our credit facility have waived this requirement. However, the indenture governing our senior notes contains a similar requirement. Accordingly, we offered to repurchase up to $30.3 million of our senior notes in December 2005. The tender offer expired on January 23, 2006 and we accepted for purchase and paid for $11.9 million principal amount of notes tendered prior to the expiration.
Recent Accounting Pronouncements
     On October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.

     SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS No. 123R, we accounted for stock options issued to employees and directors using the intrinsic value method in accordance with APB 25 as permitted under SFAS No. 123, and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation costs for stock options granted had been applied. Under the intrinsic value method, no share-based compensation expense was recognized for options granted with an exercise price equal to the fair value of the underlying stock at the grant date.
     We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended December 31, 2005, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the financials statements from prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
     As required under SFAS No. 123R in calculating the share-based compensation expense for the three months ended December 31, 2005 and as required under SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation, in calculating the share-based compensation expense for the three months ended December 31, 2004, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, which requires certain assumptions. The same methodologies were employed in both fiscal 2006 and fiscal 2005 to determine the majority of these assumptions. The expected life was determined in fiscal 2006 using an analysis of historical behavior for different groups of similar employees and was determined in fiscal 2005 using a historical behavior analysis for all employees, not segregated into homogenous groups.
     Using this methodology, share-based compensation expense recognized for the three months ended December 31, 2005 was $0.4 million. The compensation expense recognized represents the value of all stock options issued during that period as all such options immediately vested and all unvested options outstanding prior to October 1, 2005 were cancelled during the period. Since all options granted during the three months ended December 31, 2004 under our stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant, no compensation expense was recorded for the three months ended December 31, 2004.
Forward-Looking Statements
     Some of the statements and matters discussed in our Annual Report on Form 10-K for the year ended September 30, 2005, in this report and in exhibits to these reports constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report and its exhibits include, among others, statements about the following:
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
Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors filed as Exhibit 99.1 — Risk Factors to our Annual Report on Form 10-K for the year ended September 30, 2005, before making an investment decision with respect to our common stock. A copy of this annual report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices and other relevant market rates and prices, which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. To date, we have only entered into the fixed interest rate swaps as discussed below.
     Three of our consolidated hospitals entered into fixed interest rate swaps during previous fiscal years. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. The fixed interest rate swaps are not currently utilized as a hedge of variable debt obligations, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as a component of interest expense. The fair value of the interest rate swaps at December 31, 2005 and the related unrealized gain/loss for the three months ended December 31, 2005 were not significant to the consolidated financial position or results of operations.
     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at December 31, 2005 included approximately $54.0 million of variable rate debt at an approximate average interest rate of 6.72%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.1 million and $0.3 million for the three months ended December 31, 2005 and 2004, respectively.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2005, that the Company’s disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     No change in the Company’s internal control over financial reporting was made during the most recent fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 27, 2001, we completed an initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-60278) that was declared effective by the SEC on July 23, 2001. We expect to use the remaining proceeds of approximately $13.8 million from the offering to fund development activities, working capital requirements and other corporate purposes. Although we have identified these intended uses of the remaining proceeds, we have broad discretion in the allocation of the net proceeds from the offering. Pending this application, we will continue to invest the net proceeds of the offering in cash and cash-equivalents, such as money market funds or short-term interest bearing, investment-grade securities.
Item 6. Exhibits

Exhibit
No.	Description
10.1	Guaranty made as of December 28, 2005 by MedCath Corporation and Harlingen Medical Center Limited Partnership in favor of HCPI Mortgage Corp.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION

Dated: February 9, 2006	By:	/s/ JOHN T. CASEY

John T. Casey
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ JAMES E. HARRIS

James E. Harris
Executive Vice President and Chief
Financial Officer
(principal financial officer)

	By:	/s/ GARY S. BRYANT

Gary S. Bryant
Vice President - Controller
(principal accounting officer)