Form 10-Q
period 2006-03-31
MEDCATH CORP
filed 2006-05-04
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
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
Yes ☐ No ☑
As of April 28, 2006, there were 18,626,035 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	September 30,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$126,202	$141,624
Accounts receivable, net	106,520	95,400
Medical supplies	22,012	20,220
Deferred income tax assets	10,693	12,391
Prepaid expenses and other current assets	8,669	7,206

Total current assets	274,096	276,841
Property and equipment, net	387,982	388,766
Investments in affiliates	6,282	6,669
Goodwill	70,100	70,100
Other intangible assets, net	8,134	8,639
Other assets	11,574	12,190

Total assets	$758,168	$763,205

Current liabilities:
Accounts payable	$48,186	$40,960
Income tax payable	1,565	1,416
Accrued compensation and benefits	24,151	22,556
Accrued property taxes	3,889	6,815
Other accrued liabilities	15,494	14,812
Current portion of long-term debt and obligations under capital leases	40,647	55,181

Total current liabilities	133,932	141,740
Long-term debt	297,091	296,391
Obligations under capital leases	3,335	3,263
Deferred income tax liabilities	10,261	15,673
Other long-term obligations	307	497

Total liabilities	444,926	457,564

Minority interest in equity of consolidated subsidiaries	21,323	22,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,694,935 issued and 18,626,035 outstanding at March 31, 2006; 18,562,635 issued and 18,493,735 outstanding at September 30, 2005	187	186
Paid-in capital	381,325	368,849
Accumulated deficit	(89,197)	(85,924)
Accumulated other comprehensive income (loss)	(2)	24
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	291,919	282,741

Total liabilities and stockholders’ equity	$758,168	$763,205

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net revenue	$208,532	$192,014	$393,653	$376,774
Operating expenses:
Personnel expense	73,195	59,402	133,670	116,615
Medical supplies expense	58,484	55,564	110,443	108,050
Bad debt expense	17,826	11,947	32,264	23,431
Other operating expenses	41,480	37,505	82,533	75,905
Depreciation	9,669	9,431	19,310	19,167
Amortization	252	290	504	580
(Gain) loss on disposal of property, equipment and other assets	(37)	71	82	74

Total operating expenses	200,869	174,210	378,806	343,822

Income from operations	7,663	17,804	14,847	32,952
Other income (expenses):
Interest expense	(8,908)	(7,775)	(17,976)	(15,773)
Interest and other income, net	1,388	621	2,805	1,016
Equity in net earnings of unconsolidated affiliates	1,410	886	2,475	1,655

Total other expenses, net	(6,110)	(6,268)	(12,696)	(13,102)

Income from continuing operations before income taxes and discontinued operations	1,553	11,536	2,151	19,850
Minority interest share of earnings of consolidated subsidiaries	(4,790)	(4,402)	(7,608)	(8,401)

Income (loss) from continuing operations before income taxes and discontinued operations	(3,237)	7,134	(5,457)	11,449
Income tax expense (benefit)	(1,297)	2,856	(2,184)	4,579

Income (loss) from continuing operations	(1,940)	4,278	(3,273)	6,870
Income (loss) from discontinued operations, net of taxes	—	(475)	—	1,473

Net income (loss)	$(1,940)	$3,803	$(3,273)	$8,343

Earnings (loss) per share, basic
Continuing operations	$(0.10)	$0.24	$(0.18)	$0.38
Discontinued operations	—	(0.03)	—	0.08

Earnings (loss) per share, basic	$(0.10)	$0.21	$(0.18)	$0.46

Earnings (loss) per share, diluted
Continuing operations	$(0.10)	$0.22	$(0.18)	$0.36
Discontinued operations	—	(0.02)	—	0.07

Earnings (loss) per share, diluted	$(0.10)	$0.20	$(0.18)	$0.43

Weighted average number of shares, basic	18,618	18,177	18,559	18,110
Dilutive effect of stock options and restricted stock	—	1,285	—	1,139

Weighted average number of shares, diluted	18,618	19,462	18,559	19,249

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance, September 30, 2005	18,494	$186	$368,849	$(85,924)	$24	69	$(394)	$282,741
Exercise of stock options, including income tax benefit	132	1	1,853	—	—	—	—	1,854
Share-based compensation	—	—	10,623	—	—	—	—	10,623
Comprehensive loss:
Net loss	—	—	—	(3,273)	—	—	—	(3,273)
Change in fair value of interest rate swaps, net of income tax benefit	—	—	—	—	(26)	—	—	(26)

Total comprehensive loss								(3,299)

Balance, March 31, 2006	18,626	$187	$381,325	$(89,197)	$(2)	69	$(394)	$291,919

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2006	2005
Net income (loss)	$(3,273)	$8,343
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of taxes	—	(1,473)
Bad debt expense	32,264	23,431
Depreciation and amortization expense	19,814	19,747
Income tax benefit on exercised stock options	(340)	(776)
Loss on disposal of property, equipment and other assets	82	74
Share-based compensation expense	10,623	—
Amortization of loan acquisition costs	2,146	801
Equity in earnings of unconsolidated affiliates, net of dividends received	348	1,033
Minority interest share of earnings of consolidated subsidiaries	7,608	8,401
Change in fair value of interest rate swaps	(136)	(770)
Deferred income taxes	(3,358)	5,874
Change in assets and liabilities that relate to operations:
Accounts receivable	(43,383)	(31,622)
Medical supplies	(1,792)	(61)
Prepaids and other assets	(1,372)	964
Accounts payable and accrued liabilities	6,984	1,092

Net cash provided by operating activities of continuing operations	26,215	35,058
Net cash used in operating activities of discontinued operations	—	(8,028)

Net cash provided by operating activities	26,215	27,030

Investing activities:
Purchases of property and equipment	(17,766)	(11,146)
Proceeds from sale of property and equipment	307	184
Proceeds from sale of discontinued operations	—	42,500
Other investing activities	—	6

Net cash provided by (used in) investing activities	(17,459)	31,544

Financing activities:
Proceeds from issuance of long-term debt	60,000	2,150
Repayments of long-term debt	(73,674)	(4,045)
Repayments of obligations under capital leases	(1,294)	(1,355)
Payments of loan acquisition costs	(1,879)	—
Investments by minority partners	—	3,639
Distributions to minority partners	(9,795)	(7,140)
Repayments from minority partners, net	610	97
Income tax benefit on exercised stock options	340	—
Proceeds from exercised stock options	1,514	5,236

Net cash used in financing activities	(24,178)	(1,418)

Net increase (decrease) in cash and cash equivalents	(15,422)	57,156
Cash and cash equivalents:
Beginning of period	141,624	72,310

End of period	$126,202	$129,466

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$1,156	$505
See notes to consolidated financial statements.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share data)
1. Business and Organization
     MedCath Corporation (the Company) is a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. Also included in the Hospital Division are arrangements whereby the Company manages the cardiovascular program of various hospitals operated by other parties. The Company opened its first hospital in 1996 and currently has ownership interests in and operates twelve hospitals, together with its physician partners, who own an equity interest in the hospitals where they practice. These hospitals have a total of 727 licensed beds and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
     The Company accounts for all but one of its hospitals as consolidated subsidiaries. The Company owns a minority interest in Avera Heart Hospital of South Dakota and neither has substantive control over the hospital nor is its primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Therefore, the Company does not consolidate the hospital’s results of operations and financial position, but rather accounts for its minority ownership interest in the hospital as an equity investment.
     In addition to its hospitals, the Company owns and/or manages cardiac diagnostic and therapeutic facilities (the Diagnostics Division). The Company began its cardiac diagnostic and therapeutic business in 1989, and as of March 31, 2006 owned and/or managed twenty-seven cardiac diagnostic and therapeutic facilities. Twelve of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining fifteen facilities are not located at hospitals and offer only diagnostic services.
2. Summary of Significant Accounting Policies
     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of March 31, 2006 and for the three and six months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2006 or future fiscal periods.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. During the three and six months ended March 31, 2006, the Company has not made any material changes in the selection or application of its critical accounting policies as set forth in its Annual Report on Form 10-K for the year ended September 30, 2005, except for the accounting for share-based compensation as further described below.
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
     Share-Based Compensation - On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Company’s statement of operations. Prior to the adoption of SFAS No. 123R, the Company accounted for stock options issued to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation and provided pro forma net income and pro forma earnings per share disclosures for stock option grants made as if the fair value method of measuring compensation costs for stock options granted had been applied. Under the intrinsic value method, no share-based compensation expense was recognized for options granted with an exercise price equal to the fair value of the underlying stock at the grant date.
     The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and six months ended March 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the financials statements from prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
     Under SFAS No. 123R, share-based compensation expense recognized for the three and six months ended March 31, 2006 was $10.2 million and $10.6 million, respectively, which had the effect of increasing the net loss by $6.1 million or $0.33 per basic share and $6.4 million or $0.34 per basic share, respectively, for the periods. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the periods as all such options were immediately vested and all unvested options outstanding prior to October 1, 2005 were cancelled during the period. Since all options granted during the three and six months ended March 31, 2005 had an exercise price equal to the market value of the underlying shares of common stock at the date of grant, no compensation expense was recorded for the three and six months ended March 31, 2005.
     The following table illustrates the effect on reported net income and earnings per share as if the Company had applied SFAS No. 123R during the periods indicated.

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
Net income, as reported	$3,803	$8,343
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(424)	(1,043)

Pro forma net income	$3,379	$7,300

Earnings per share, basic:
As reported	$0.21	$0.46
Pro forma	$0.19	$0.40

Earnings per share, diluted:
As reported	$0.20	$0.43
Pro forma	$0.17	$0.38
     As required under SFAS No. 123R in calculating the share-based compensation expense for the three and six months ended March 31, 2006 and as required under SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation, in calculating the share-based compensation expense for the three and six months ended March 31, 2005, the fair value of each option grant was estimated on the date of grant. The Company used the Black-Scholes option-pricing model with the range of weighted-average assumptions used for option grants noted in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and was determined based on an analysis of historical exercise and cancellation behavior. The risk-free interest rate is based on the US Treasury yield curve in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

	For the three months ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005
Expected life	6-8 years	8 years	6-8 years	8 years
Risk-free interest rate	4.31%-4.79%	3.93%-4.48%	4.26%-4.79%	3.80%-4.48%
Expected volatility	40%-44%	47%	40%-44%	47%

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
     The results of operations of The Heart Hospital of Milwaukee were as follows:

Six Months Ended
March 31, 2005
Net revenue	$2,003
Restructuring and write-off charges	(3,635)
Operating expenses	(3,345)

Loss from operations	(4,977)
Other income (expenses):
Gain on sale of assets	9,301
Minority interest and other, net	(604)
Income tax expense	(2,247)

Net income	$1,473

4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	March 31,	September 30,
	2006	2005
Receivables, principally from patients and third-party payors	$126,933	$107,852
Receivables, principally from billings to hospitals for various cardiovascular procedures	3,750	4,358
Amounts due under management contracts	2,411	3,766
Other	2,186	3,101

	135,280	119,077
Less allowance for doubtful accounts	(28,760)	(23,677)

Accounts receivable, net	$106,520	$95,400

5. Equity Investments
     The Company owns minority interests in Avera Heart Hospital of South Dakota and certain diagnostic ventures and neither has substantive control over the ventures nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its minority ownership interest in the hospital and other ventures as equity investments.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The following represents summarized financial information of Avera Heart Hospital of South Dakota:

	Three Months Ended March 31,		Sixth Months Ended March 31,
	2006	2005	2006	2005
Net revenue	$15,905	$14,861	$31,251	$30,058
Operating income	$4,032	$3,053	$7,511	$5,856
Net income	$3,830	$2,475	$6,843	$4,697

	March 31,	September 30,
	2006	2005
Current assets	$14,824	$17,721
Non-current assets	$33,768	$35,205
Current liabilities	$8,497	$10,003
Non-current liabilities	$24,403	$26,001
6. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	September 30,
	2006	2005
Senior notes	$138,135	$150,000
Notes payable to various lenders	156,889	100,144
Senior secured credit facility	40,250	98,750

	335,274	348,894
Less current portion	(38,183)	(52,503)

Long-term debt	$297,091	$296,391

     During the six months ended March 31, 2006, the Company entered into the following debt transactions:
     Mortgage Loan — On February 9, 2006, Heart Hospital of Austin (HHA) completed the refinancing of its mortgage loan of $35.3 million, which was scheduled to mature during the second quarter of fiscal 2006. Under the terms of the new financing, the loan requires monthly, interest-only payments for ten years, at which time the loan is due in full. The interest rate on the loan is 8 1/2%. The loan is secured by substantially all assets of HHA, except equipment, and is subject to certain financial and other restrictive covenants.
     Repurchase of Senior Notes— In connection with the sale of The Heart Hospital of Milwaukee and as stipulated by the indenture governing the senior notes, during the six months ended March 31, 2006 the Company offered to repurchase up to $30.3 million of senior notes. The tender offer for the notes expired during the period and the Company accepted for purchase and paid for $11.9 million principal amount of notes tendered prior to the expiration of the tender offer.
     Convertible Notes Payable — On December 28, 2005, Harlingen Medical Center (HMC) entered into two, $10.0 million convertible notes with a third-party health system. The first note can be voluntarily converted by the health system into a 13.2% ownership interest in HMC after the third anniversary date or it will automatically be converted into an ownership interest in HMC upon the achievement of specified financial targets of the agreement, up until the third anniversary date of the agreement or the fourth anniversary date of the agreement, if extended by HMC. The second note is convertible into the same ownership interest percentage as the first note at the discretion of the health system after the conversion of the first note. The potential ownership interest in HMC by the health system is capped at 49%. The notes bear interest at 5% up until the third anniversary date, after which time the interest rate increases to 8% if the notes have not been converted. Interest payments are due quarterly. If the notes are not converted, the notes are then payable annually in equal principal payments, plus quarterly interest payments, over five years. The notes can not be prepaid without the consent of the health system and are secured by a second lien on all assets of HMC, except accounts receivable. In accordance with the provisions of EITF 99-1, Accounting for Debt Convertible into the Stock of a Consolidated Subsidiary, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock, the convertible notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the convertible notes has not been accounted for as a separate derivative.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
     Of the proceeds received as a result of these agreements, $58.0 million was used to pay down a portion of the outstanding balance of the term loan under the Company’s senior secured credit facility (the Senior Secured Credit Facility). In connection with the payments of the Senior Secured Credit Facility and the senior notes, the Company expensed approximately $1.3 million of deferred loan acquisition costs during the six months ended March 31, 2006.
     Under the Senior Secured Credit Facility, the Company also has a revolving credit facility (Revolving Facility) in the amount of $100.0 million, which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-line for swing-line loans. There were no borrowings under the Revolving Facility at March 31, 2006; however, the Company had letters of credit outstanding of $2.5 million, which reduces availability under the Revolving Facility to $97.5 million.
     Debt Covenants — At March 31, 2006, the Company was in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette and anticipates continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan of $10.6 million has been included in current portion of long-term debt and obligations under capital leases as of March 31, 2006. As of March 31, 2006, the Company was working with the lender to amend the financial covenant. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at March 31, 2006.
     Unconsolidated Affiliate’s Debt — On February 10, 2006, Avera Heart Hospital of South Dakota, the one affiliate hospital in which the Company has a minority interest position, refinanced its then outstanding long-term debt. Prior to the refinancing, the Company had guaranteed portions of the debt. Concurrent with the refinancing, these guarantees and the related arrangements were terminated.
7. Liability Insurance Coverage
     The Company has a claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. Because of the self-insured retention levels, the Company is required to recognize an estimated expense and liability for the amount of the Company’s retained liability applicable to each malpractice claim. As of March 31, 2006 and September 30, 2005, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $7.0 million and $6.3 million, respectively, which is included in current liabilities in the consolidated balance sheet.
8. Contingencies and Commitments
     Contingencies — Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and may be modified. The Company believes that it is in compliance with such laws and regulations. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including substantial fines and criminal penalties, as well as repayment of previously billed and collected revenue from patient services and exclusion from the Medicare and Medicaid programs.
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through March 31, 2006. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.
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
     Commitments — Some of the Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
others. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $3.2 million as of March 31, 2006. The Company would only be required to pay this maximum amount if none of the physician groups collected fees for services performed during the guarantee period.
9. Per Share Data
     The calculation of diluted net income (loss) per share considers the potential dilutive effect of options to purchase 2,882,968 and 2,492,543 shares of common stock at prices ranging from $4.75 to $28.79, which were outstanding at March 31, 2006 and 2005, respectively, as well as 238,023 shares of restricted stock which were outstanding at March 31, 2006. Of the outstanding stock options, 2,882,968 and 120,000 shares have not been included in the calculation of diluted net income (loss) per share for the three and six months ended March 31, 2006 and 2005, respectively, because the options were anti-dilutive. The 238,023 shares of restricted stock have not been included in the calculation of diluted net loss per share for the three and six months ended March 31, 2006 because the restricted stock was anti-dilutive.
10. Stock Compensation Plans
     At the annual meeting on March 1, 2006, stockholders approved the MedCath Corporation 2006 Stock Option and Award Plan (the Stock Plan), which provides for the issuance of stock options, restricted stock and restricted stock units to employees of the Company. The plan was approved by the board of directors to be effective as of October 1, 2005, subject to approval and ratification by the stockholders of the Company at the annual meeting. A total of 1,750,000 shares of stock were reserved for issuance under the Stock Plan. The Stock Plan will be administered by the compensation committee of the board of directors (the Committee). The Committee will have the authority to select the employees eligible to receive awards. The Committee also has the authority under the Stock Plan to determine the types of awards, select the terms and conditions attached to all awards, and, subject to the limitation on individual awards in the Stock Plan, determine the number of shares to be awarded. The Stock Plan will expire, and no awards may be granted thereunder, after September 30, 2015.
     Stock options granted to employees and directors under the Stock Plan and the Company’s existing options plans have an exercise price per share that represents the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date, are fully vested and are exercisable at any time. Subsequent to the exercise of the stock option, the shares of stock acquired upon exercise may be subject to certain sales restrictions depending on the optionee’s employment status and length of time the option was held prior to exercise.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Activity for the stock option plans was as follows:

	For the Three Months Ended
	March 31, 2006		March 31, 2005
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	2,168,968	$14.06	2,667,592	$12.95

Granted	830,000	21.75	130,000	26.46
Exercised	(84,650)	9.97	(279,274)	14.66
Cancelled	(31,350)	20.72	(25,775)	19.35

Outstanding stock options, end of period	2,882,968	$16.33	2,492,543	$13.40

	For the Six Months Ended
	March 31, 2006		March 31, 2005
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	2,409,618	$13.50	2,730,493	$13.09

Granted	864,500	21.78	209,000	22.73
Exercised	(132,300)	10.65	(347,425)	15.08
Cancelled	(258,850)	11.11	(99,525)	18.72

Outstanding stock options, end of period	2,882,968	$16.33	2,492,543	$13.40

The following table summarizes information for stock options outstanding at March 31, 2006:

	Number	Weighted-	Weighted-
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Prices	Exercisable	Life (years)	Price
$4.75 - 9.95	807,736	7.51	$9.61
10.55 - 12.15	342,765	7.29	10.73
14.95 - 18.60	303,000	7.97	15.78
19.00 - 20.19	444,967	4.02	19.05
20.90 - 21.49	510,000	9.87	21.48
22.50 - 28.79	474,500	9.66	24.06

$4.75 - 28.79	2,882,968	7.76	$16.33

     During the three and six months ended March 31, 2006, the Company granted to employees 238,023 shares of restricted stock, which vest on December 31, 2008. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the service period.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
11. Reportable Segment Information
     The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net revenue:
Hospital Division	$193,980	$178,244	$365,585	$349,473
Diagnostics Division	13,832	12,827	26,462	25,456
Corporate and other	720	943	1,606	1,845

Consolidated totals	$208,532	$192,014	$393,653	$376,774

Income (loss) from operations:
Hospital Division	$17,869	$18,064	$26,736	$33,231
Diagnostics Division	3,404	2,548	5,883	4,305
Corporate and other	(13,610)	(2,808)	(17,772)	(4,584)

Consolidated totals	$7,663	$17,804	$14,847	$32,952

Depreciation and amortization:
Hospital Division	$8,329	$7,897	$16,635	$16,124
Diagnostics Division	1,425	1,541	2,853	3,051
Corporate and other	167	283	326	572

Consolidated totals	$9,921	$9,721	$19,814	$19,747

Interest expense (income), net:
Hospital Division	$9,035	$7,477	$17,618	$15,180
Diagnostics Division	14	59	40	132
Corporate and other	(1,486)	(374)	(2,434)	(542)

Consolidated totals	$7,563	$7,162	$15,224	$14,770

Capital expenditures:
Hospital Division	$5,501	$4,938	$12,053	$8,829
Diagnostics Division	3,101	438	4,508	1,400
Corporate and other	287	519	1,205	917

Consolidated totals	$8,889	$5,895	$17,766	$11,146

	March 31,	September 30,
	2006	2005
Aggregate identifiable assets:
Hospital Division	$582,570	$572,991
Diagnostics Division	40,270	39,430
Corporate and other	135,328	150,784

Consolidated totals	$758,168	$763,205

     Substantially all of the Company’s net revenue in its Hospital Division and Diagnostics Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include management and consulting fees, general overhead and administrative expenses, financing activities, cash and cash equivalents, prepaid expenses, other assets and operations of the business not subject to separate segment reporting.
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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2006

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$111,131	$15,071	$—	$126,202
Accounts receivable, net	—	—	3,905	102,615	—	106,520
Other current assets	—	—	35,894	25,890	(20,410)	41,374

Total current assets	—	—	150,930	143,576	(20,410)	274,096
Property and equipment, net	—	—	21,776	366,206	—	387,982
Investments in subsidiaries	291,919	291,919	(27,970)	(62)	(555,806)	—
Goodwill	—	—	70,100	—	—	70,100
Intercompany notes receivables	—	—	264,755	—	(264,755)	—
Other long-term assets	—	—	19,065	6,925	—	25,990

Total assets	$291,919	$291,919	$498,656	$516,645	$(840,971)	$758,168

Current liabilities:
Accounts payable	$—	$—	$663	$47,523	$—	$48,186
Accrued compensation and benefits	—	—	7,598	16,553	—	24,151
Other current liabilities	—	—	7,569	33,789	(20,410)	20,948
Current portion of long-term debt and obligations under capital leases	—	—	2,163	38,484	—	40,647

Total current liabilities	—	—	17,993	136,349	(20,410)	133,932
Long-term debt	—	—	177,261	119,830	—	297,091
Obligations under capital leases	—	—	1,222	2,113	—	3,335
Intercompany notes payable	—	—	—	264,755	(264,755)	—
Deferred income tax liabilities	—	—	10,261	—	—	10,261
Other long-term obligations	—	—	—	307	—	307

Total liabilities	—	—	206,737	523,354	(285,165)	444,926
Minority interest in equity of consolidated subsidiaries	—	—	—	—	21,323	21,323
Total stockholders’ equity	291,919	291,919	291,919	(6,709)	(577,129)	291,919

Total liabilities and stockholders’ equity	$291,919	$291,919	$498,656	$516,645	$(840,971)	$758,168

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$122,770	$18,854	$—	$141,624
Accounts receivable, net	—	—	4,596	90,804	—	95,400
Other current assets	—	—	30,269	23,064	(13,516)	39,817

Total current assets	—	—	157,635	132,722	(13,516)	276,841
Property and equipment, net	—	—	19,070	369,696	—	388,766
Investments in subsidiaries	282,741	282,741	(15,996)	(63)	(549,423)	—
Goodwill	—	—	70,100	—	—	70,100
Intercompany notes receivables	—	—	312,958	—	(312,958)	—
Other long-term assets	—	—	21,935	5,563	—	27,498

Total assets	$282,741	$282,741	$565,702	$507,918	$(875,897)	$763,205

Current liabilities:
Accounts payable	$—	$—	$1,052	$39,908	$—	$40,960
Accrued compensation and benefits	—	—	6,603	15,953	—	22,556
Other current liabilities	—	—	8,107	28,452	(13,516)	23,043
Current portion of long-term debt and obligations under capital leases	—	—	2,362	52,819	—	55,181

Total current liabilities	—	—	18,124	137,132	(13,516)	141,740
Long-term debt	—	—	247,605	48,786	—	296,391
Obligations under capital leases	—	—	1,559	1,704	—	3,263
Intercompany notes payable	—	—	—	312,958	(312,958)	—
Deferred income tax liabilities	—	—	15,673	—	—	15,673
Other long-term obligations	—	—	—	497	—	497

Total liabilities	—	—	282,961	501,077	(326,474)	457,564
Minority interest in equity of consolidated subsidiaries	—	—	—	—	22,900	22,900
Total stockholders’ equity	282,741	282,741	282,741	6,841	(572,323)	282,741

Total liabilities and stockholders’ equity	$282,741	$282,741	$565,702	$507,918	$(875,897)	$763,205

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,203	$202,902	$(2,573)	$208,532
Total operating expenses	—	—	21,981	181,461	(2,573)	200,869

Income (loss) from operations	—	—	(13,778)	21,441	—	7,663
Interest expense	—	—	(5,324)	(3,584)	—	(8,908)
Interest and other income, net	—	—	6,768	(5,380)	—	1,388
Equity in net earnings of unconsolidated affiliates	(1,940)	(1,940)	9,097	—	(3,807)	1,410

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	(1,940)	(1,940)	(3,237)	12,477	(3,807)	1,553
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(4,790)	(4,790)

Income (loss) from continuing operations before income taxes and discontinued operations	(1,940)	(1,940)	(3,237)	12,477	(8,597)	(3,237)
Income tax benefit	—	—	1,297	—	—	1,297

Income (loss) from continuing operations	(1,940)	(1,940)	(1,940)	12,477	(8,597)	(1,940)
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—

Net income (loss)	$(1,940)	$(1,940)	$(1,940)	$12,477	$(8,597)	$(1,940)

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,383	$186,167	$(2,536)	$192,014
Total operating expenses	—	—	11,228	165,518	(2,536)	174,210

Income (loss) from operations	—	—	(2,845)	20,649	—	17,804
Interest expense	—	—	(5,503)	(2,272)	—	(7,775)
Interest and other income, net	—	—	5,820	(5,199)	—	621
Equity in net earnings of unconsolidated affiliates	3,803	3,803	9,872	—	(16,592)	886

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	3,803	3,803	7,344	13,178	(16,592)	11,536
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(4,402)	(4,402)

Income (loss) from continuing operations before income taxes and discontinued operations	3,803	3,803	7,344	13,178	(20,994)	7,134
Income tax expense	—	—	(2,856)	—	—	(2,856)

Income (loss) from continuing operations	3,803	3,803	4,488	13,178	(20,994)	4,278
Income (loss) from discontinued operations, net of taxes	—	—	(685)	210	—	(475)

Net income (loss)	$3,803	$3,803	$3,803	$13,388	$(20,994)	$3,803

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended March 31, 2006

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$16,268	$382,427	$(5,042)	$393,653
Total operating expenses	—	—	34,591	349,257	(5,042)	378,806

Income (loss) from operations	—	—	(18,323)	33,170	—	14,847
Interest expense	—	—	(11,912)	(6,064)	—	(17,976)
Interest and other income (expense), net	—	—	14,257	(11,452)	—	2,805
Equity in net earnings of unconsolidated affiliates	(3,273)	(3,273)	10,503	—	(1,482)	2,475

Income (loss) before minority interest, income taxes and discontinued operations	(3,273)	(3,273)	(5,475)	15,654	(1,482)	2,151
Minority interest share of earnings of consolidated subsidiaries	—	—	18	—	(7,626)	(7,608)

Income (loss) before income taxes and discontinued operations	(3,273)	(3,273)	(5,457)	15,654	(9,108)	(5,457)
Income tax benefit	—	—	2,184	—	—	2,184

Income (loss) from continuing operations	(3,273)	(3,273)	(3,273)	15,654	(9,108)	(3,273)
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—

Net income (loss)	$(3,273)	$(3,273)	$(3,273)	$15,654	$(9,108)	$(3,273)

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended March 31, 2005

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$16,398	$365,354	$(4,978)	$376,774
Total operating expenses	—	—	21,379	327,421	(4,978)	343,822

Income (loss) from operations	—	—	(4,981)	37,933	—	32,952
Interest expense	—	—	(11,036)	(4,737)	—	(15,773)
Interest and other income (expense), net	—	—	11,456	(10,440)	—	1,016
Equity in net earnings of unconsolidated affiliates	8,343	8,343	24,630	—	(39,661)	1,655

Income before minority interest, income taxes and discontinued operations	8,343	8,343	20,069	22,756	(39,661)	19,850
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(8,401)	(8,401)

Income before income taxes and discontinued operations	8,343	8,343	20,069	22,756	(48,062)	11,449
Income tax expense	—	—	(4,579)	—	—	(4,579)

Income from continuing operations	8,343	8,343	15,490	22,756	(48,062)	6,870
Income (loss) from discontinued operations, net of taxes	—	—	(7,147)	8,620	—	1,473

Net income	$8,343	$8,343	$8,343	$31,376	$(48,062)	$8,343

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 31, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$(3,446)	$29,661	$—	$26,215
Net cash provided by (used in) investing activities	(1,854)	14,462	(11,892)	(18,175)	(17,459)
Net cash provided by (used in) financing activities	1,854	(22,655)	(21,552)	18,175	(24,178)

Decrease in cash and cash equivalents	—	(11,639)	(3,783)	—	(15,422)
Cash and cash equivalents:
Beginning of period	—	122,770	18,854	—	141,624

End of period	$—	$111,131	$15,071	$—	$126,202

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

13. Subsequent Event
     On April 27, 2006, the Company entered into an out of court release and settlement agreement (the Agreement) with QuadraMed Corporation related to a lawsuit pending between the two parties. As a part of the Agreement, QuadraMed Corporation agreed to pay the Company $2.0 million and both parties will exchange mutual releases and dismiss the claims against each other. The Company will recognize the full $2.0 million in the consolidated results of operations upon receipt of the funds.

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
Overview
     General. We are a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence as well as with community hospital systems. We also manage the cardiovascular program of various hospitals operated by other parties. We opened our first hospital in 1996 and currently have ownership interests in and operate twelve hospitals. We have majority ownership of eleven of these hospitals and a minority interest in one. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties. The hospitals in which we have ownership interests have a total of 727 licensed beds and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
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
     During the first quarter of fiscal 2005, we closed The Heart Hospital of Milwaukee and sold substantially all of the hospital’s assets. Accordingly, for the six months ended March 31, 2005, the results of operations and the related gain on the sale of the assets have been excluded from continuing operations and are reported in income from discontinued operations.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended March 31,		Six Months Ended March 31,
Division	2006	2005	2006	2005
Hospital	93.0%	92.8%	92.9%	92.8%
Diagnostics	6.6%	6.7%	6.7%	6.8%
Corporate and other	0.4%	0.5%	0.4%	0.4%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended March 31,		Six Months Ended March 31,
Payor	2006	2005	2006	2005
Medicare	46.7%	49.1%	46.4%	49.1%
Medicaid	4.0%	4.0%	4.5%	4.2%
Commercial and other, including self-pay	49.3%	46.9%	49.1%	46.7%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

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
     The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect our business. Historically, Congress and some state legislatures have, from time to time, proposed significant changes in the healthcare system. Many of these changes have resulted in limitations on, and in some cases, significant reductions in the levels of, payments to healthcare providers for services under many government reimbursement programs. Most recently, the Department of Health and Human Services has changed and has proposed to further refine the diagnosis-related group (DRG) system under the Medicare hospital inpatient prospective payment system. The stated intent of these refinements to the DRG system is to better capture differences in the severity of illness among patients and to base Medicare reimbursement upon the estimated costs of providing care, rather than charges for care. Implementation of these proposals, if adopted in their current form would, or future federal and state legislation or action by government agencies may, materially and adversely reduce the payments we or our facilities receive for our services to patients covered by Medicare, Medicaid and commercial plans indexed to Medicare
     In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program for the Center for Medicare and Medicaid Services (CMS). Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a possibility that recorded estimates will change by a material amount in the near term.
     See “Risk Factors” for additional discussion of other potential factors which may influence our results of operations.
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
			Increase / Decrease		% of Net Revenue
	2006	2005	$	%	2006	2005
		(in thousands)
Net revenue	$208,532	$192,014	$16,518	8.6%	100.0%	100.0%
Operating expenses:
Personnel expense	73,195	59,402	13,793	23.2%	35.1%	30.9%
Medical supplies expense	58,484	55,564	2,920	5.3%	28.0%	28.9%
Bad debt expense	17,826	11,947	5,879	49.2%	8.6%	6.2%
Other operating expenses	41,480	37,505	3,975	10.6%	19.9%	19.5%
Depreciation	9,669	9,431	238	2.5%	4.6%	4.9%
Amortization	252	290	(38)	(13.1)%	0.1%	0.3%
(Gain) loss on disposal of property, equipment and other assets	(37)	71	(108)	(152.1)%	—	—

Total operating expenses	200,869	174,210	26,659	15.3%	96.3%	90.7%

Income from operations	7,663	17,804	(10,141)	(57.0)%	3.7%	9.3%
Other income (expenses):
Interest expense	(8,908)	(7,775)	(1,133)	(14.6)%	(4.3)%	(4.0)%
Interest and other income, net	1,388	621	767	123.5%	0.7%	0.2%
Equity in net earnings of unconsolidated affiliates	1,410	886	524	59.1%	0.7%	0.5%

Total other expenses, net	(6,110)	(6,268)	158	2.5%	(2.9)%	(3.3)%

Income from continuing operations before minority interest, income taxes and discontinued operations	1,553	11,536	(9,983)	(86.5)%	0.8%	6.0%
Minority interest share of earnings of consolidated subsidiaries	(4,790)	(4,402)	(388)	(8.8)%	(2.3)%	(2.3)%

Income (loss) from continuing operations before income taxes and discontinued operations	(3,237)	7,134	(10,371)	(145.4)%	(1.5)%	3.7%
Income tax expense (benefit)	(1,297)	2,856	(4,153)	(145.4)%	(0.6)%	1.5%

Income (loss) from continuing operations	(1,940)	4,278	(6,218)	(145.3)%	(0.9)%	2.2%
Loss from discontinued operations, net of taxes	—	(475)	475	100.0%	—	(0.2)%

Net income (loss)	$(1,940)	$3,803	$(5,743)	(151.0)%	(0.9)%	2.0%

The following table presents selected operating data on a consolidated basis for the periods indicated:

	Three Months Ended March 31,
	2006	2005	% Change
Selected Operating Data (a):
Number of hospitals	11	11
Licensed beds (b)	672	672
Staffed and available beds (c)	660	631
Admissions (d)	12,566	11,719	7.2%
Adjusted admissions (e)	16,340	15,617	4.6%
Patient days (f)	42,361	42,503	(0.3)%
Adjusted patient days (g)	55,203	56,521	(2.3)%
Average length of stay (days) (h)	3.37	3.63	(7.2)%
Occupancy (i)	71.3%	74.8%
Inpatient catheterization procedures	6,517	5,891	10.6%
Inpatient surgical procedures	3,516	3,151	11.6%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient days. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

     Net Revenue. Net revenue increased 8.6% or $16.5 million to $208.5 million for the three months ended March 31, 2006, the second quarter of our fiscal year 2006, from $192.0 million for the three months ended March 31, 2005, the second quarter of our fiscal year 2005. The increase was primarily attributable to the hospital division.
     The increase in hospital division net revenue of $15.7 million was a result of growth at the majority of our facilities period to period. Our three newest facilities, Heart Hospital of Lafayette, Texsan Heart Hospital and Louisiana Heart Hospital, comprised approximately 42% of the revenue growth for the comparable periods. Overall, on a consolidated basis, hospital admissions increased 7.2% and adjusted admissions increased 4.6% for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.
     During the second quarter of fiscal 2006, we filed Medicare cost reports for fiscal year 2005. As a result of changes in our estimates of final settlements based on additional information, including prior period amounts in certain states, we recognized contractual allowance adjustments that decreased net revenue by approximately $1.0 million during the second quarter of fiscal 2006. By contrast, during the second quarter of fiscal 2005, we filed Medicare cost reports for fiscal year 2004 and recognized adjustments that increased net revenue by approximately $1.7 million.
     Personnel expense. Personnel expense increased 23.2% to $73.2 million for the second quarter of fiscal 2006 from $59.4 million for the second quarter of fiscal 2005. The $13.8 million increase in personnel expense was principally due to $10.2 million in share-based compensation recognized during the second quarter of fiscal 2006. Excluding the share-based compensation, personnel expense increased $3.6 million, or 6.0%, for the comparable periods and as a percentage of net revenue, personnel expense decreased to 30.2% from 30.9%.
     On October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Using this methodology and since all options are immediately vested, the share-based compensation expense recognized for the three months ended March 31, 2006 was $10.2 million. Due to the appointment of a new president and chief executive officer as well as a new chief operating officer, the issuance of stock options during the three months ended March 31, 2006 was above normal historical activity. All options granted during the three months ended March 31, 2005 under the Company’s stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant and therefore, no share-based compensation expense was recorded for the three months ended March 31, 2005. See “Recent Accounting Pronouncements.”
     The remaining increase in personnel expense was primarily incurred at our hospitals and was due to cost of living wage adjustments given to employees during the first quarter of fiscal 2006, in addition to increased staffing, permanent and contract, at certain facilities to support the overall growth in admissions in the second quarter of fiscal 2006 compared to the same period in fiscal 2005 for these facilities. On an adjusted patient day basis, personnel expense increased by 8.0% to $1,091 per adjusted patient day for the second quarter of fiscal 2006 compared to $1,010 per adjusted patient day for the second quarter of fiscal 2005. This increase is driven by the cost of living wage increases, as well as the decrease in our average length of stay, which is consistent with our focus on efficient patient care at our facilities. On an adjusted admissions basis, personnel costs increased by 1.0% period to period.
     Medical supplies expense. Medical supplies expense increased 5.3% to $58.5 million for the second quarter of fiscal 2006 from $55.6 million for the second quarter of fiscal 2005. On an adjusted patient day basis, medical supplies expense increased to $993 per adjusted patient day for the second quarter of fiscal 2006 compared to $916 per adjusted patient day for the second quarter of fiscal 2005, which is an 8.3% increase. As a percentage of revenue, medical supplies expense decreased to 28.0% as compared to 28.9% for the three months ended March 31, 2006 and 2005, respectively. On an adjusted admissions basis, medical supplies expense increased 1.1% period to period.
     The increase in medical supplies expense during the three months ended March 31, 2006 is primarily attributable to the increased volume during the period. While medical supplies expense is down slightly period to period as a percentage of revenue due a reduction in the per unit cost of our more expensive supplies, since late in fiscal 2004 and throughout fiscal 2005, we have experienced an increase in cardiac procedures that use high-cost medical devices and supplies, such as automatic implantable cardioverter defibrillators and drug-eluting stents. In addition, in the latter half of fiscal 2005, we saw an increase in vascular related supply expense due to an increase in vascular procedures. Total medical supplies expense in future periods will continue to be impacted by the number of procedures performed that use these high-cost devices and supplies as well as by the type of procedures performed.

     Bad debt expense. Bad debt expense increased 49.2% to $17.8 million for the second quarter of fiscal 2006 from $11.9 million for the second quarter of fiscal 2005. As a percentage of net revenue, bad debt expense was 8.5% for the second quarter of fiscal 2006 as compared to 6.2% for the second quarter of fiscal 2005. The majority of the increase in bad debt expense was incurred in the hospital division, and while a portion of the $5.8 million increase for the division was partially attributable to the growth in net revenue at the newest hospitals, a significant portion of the increase was due to a higher percentage of uninsured patients period to period. Overall, self-pay patient revenue comprised 7.5% of hospital division net revenue for the second quarter of fiscal 2006 as compared to 7.2% in the same period in the prior year. Consistent with the trends experienced in the second half of fiscal 2005 and the first quarter of fiscal 2006, the increase in self-pay revenue has directly impacted the increase in bad debt expense. Further, we saw growth in commercial revenue during the comparable periods and due to increasing deductibles and other amounts that are ultimately the patient’s responsibility, an increase in commercial revenue also has a direct impact on overall bad debt expense. We anticipate that bad debt expense will continue to approximate the levels that we have experienced during fiscal 2006 on a percentage of net revenue basis going forward.
     Other operating expenses. Other operating expenses increased 10.6% to $41.5 million for the three months ended March 31, 2006 from $37.5 million for the three months ended March 31, 2005. As a percentage of net revenue, other operating expense increased to 19.9% for the second quarter of fiscal 2006 from 19.5% for the same period in fiscal 2005. Of the $4.0 million increase in other operating expenses, approximately $3.6 million was attributable to the hospital division. This increase is partially attributable to higher fixed costs associated with the management of our facilities. In addition, we experienced increases in contract services due to the growth in volume at several facilities during the current period and we incurred higher maintenance costs at our newer facilities, as they are completing their second year of operations. The remainder of the increase for the other divisions is primarily attributable to recruitment and relocation fees associated with the hiring of our new president and chief executive officer as well as our new chief operating officer.
     Interest expense. Interest expense increased 14.6% to $8.9 million for the second quarter of fiscal 2006 compared to $7.8 million for the second quarter of fiscal 2005. This $1.1 million increase in interest expense is partially attributable to $0.6 million in deferred loan acquisition costs that were expensed during the three months ended March 31, 2006 as a result of the prepayment of $11.9 million of our senior notes. The remainder of the increase is due to the rise in the variable interest rates on portions of our debt. As of March 31, 2006, approximately 15.7% of our outstanding debt bears interest based on variable rates.
     Interest and other income, net. Interest and other income, net increased to $1.4 million for the second quarter of fiscal 2006 from $0.6 million for the second quarter of fiscal 2005. This $0.8 million increase is due to higher interest earned on available cash and cash equivalents as our average cash position increased by approximately $8.4 million during the comparable periods as well as higher rates of return on our short-term investments.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased to $1.4 million in the second quarter of fiscal 2006 from $0.9 million in the second quarter of 2005. The majority of the increase is attributable to growth in earnings at the one hospital in which we hold less than a 50% interest, with the remainder being attributable to growth in earnings in various diagnostic entities in which we hold less than a 50% interest.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries was $4.8 million for the second quarter of fiscal 2006 as compared to $4.4 million for the second quarter of fiscal 2005. This $0.4 million increase was due to the net increase in earnings of certain of our established hospitals and diagnostics ventures which were allocated to our minority partners on a pro rata basis. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of March 31, 2006, we had remaining cumulative disproportionate loss allocations of approximately $36.1 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses depending on the results of operations of each of our facilities. We could also be required to recognize disproportionate losses at our other facilities not currently in disproportionate allocation position depending on their results of operations in future periods. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
     Income tax expense (benefit). The income tax benefit was $1.3 million for the second quarter of fiscal 2006 compared to income tax expense of $2.9 million for the second quarter of fiscal 2005, which represents an effective tax rate of approximately 40.0% for both periods. The overall change in income taxes is due to the respective fluctuation in taxable income (loss) for the fiscal periods.

Results of Operations
Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Six Months Ended March 31,
			Increase / Decrease		% of Net Revenue
	2006	2005	$	%	2006	2005
		(in thousands)
Net revenue	$393,653	$376,774	$16,879	4.5%	100.0%	100.0%
Operating expenses:
Personnel expense	133,670	116,615	17,055	14.6%	34.0%	31.0%
Medical supplies expense	110,443	108,050	2,393	2.2%	28.0%	28.7%
Bad debt expense	32,264	23,431	8,833	37.7%	8.2%	6.2%
Other operating expenses	82,533	75,905	6,628	8.7%	21.0%	20.1%
Depreciation	19,310	19,167	143	0.7%	4.9%	5.1%
Amortization	504	580	(76)	(13.1)%	0.1%	0.2%
Loss on disposal of property, equipment and other assets	82	74	8	10.8%	—	—

Total operating expenses	378,806	343,822	34,984	10.2%	96.2%	91.3%

Income from operations	14,847	32,952	(18,105)	(54.9)%	3.8%	8.7%
Other income (expenses):
Interest expense	(17,976)	(15,773)	(2,203)	(14.0)%	(4.6)%	(4.2)%
Interest and other income, net	2,805	1,016	1,789	176.1%	0.8%	0.3%
Equity in net earnings of unconsolidated affiliates	2,475	1,655	820	49.5%	0.6%	0.4%

Total other expenses, net	(12,696)	(13,102)	406	3.1%	(3.2)%	(3.5)%

Income from continuing operations before minority interest, income taxes and discontinued operations	2,151	19,850	(17,699)	(89.2)%	0.6%	5.2%
Minority interest share of earnings of consolidated subsidiaries	(7,608)	(8,401)	793	9.4%	(1.9)%	(2.2)%

Income (loss) from continuing operations before income taxes and discontinued operations	(5,457)	11,449	(16,906)	(147.7)%	(1.3)%	3.0%
Income tax expense (benefit)	(2,184)	4,579	(6,763)	(147.7)%	(0.5)%	1.2%

Income (loss) from continuing operations	(3,273)	6,870	(10,143)	(147.6)%	(0.8)%	1.8%
Income from discontinued operations, net of taxes	—	1,473	(1,473)	(100.0)%	—	0.4%

Net income (loss)	$(3,273)	$8,343	$(11,616)	(139.2)%	(0.8)%	2.2%

The following table presents selected operating data on a consolidated basis for the periods indicated:

	Six Months Ended March 31,
	2006	2005	% Change
Selected Operating Data (consolidated) (a):
Number of hospitals	11	11
Licensed beds (b)	672	672
Staffed and available beds (c)	660	631
Admissions (d)	23,851	22,602	5.5%
Adjusted admissions (e)	31,121	29,893	4.1%
Patient days (f)	80,339	79,661	0.9%
Adjusted patient days (g)	104,776	104,878	(0.1)%
Average length of stay (days) (h)	3.37	3.52	(4.3)%
Occupancy (i)	66.9%	69.4%
Inpatient catheterization procedures	12,209	11,699	4.4%
Inpatient surgical procedures	6,539	5,926	10.3%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient days. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.
     Net Revenue. Net revenue increased 4.5% or $16.9 million to $393.7 million for the six months ended March 31, 2006 from $376.8 million for the six months ended March 31, 2005. The increase was primarily attributable to the hospital division.
     The increase in hospital division net revenue of $16.1 million was primarily a result of growth at our newer facilities as certain of our other facilities experienced declines in net revenue due to overall lower admissions during the first quarter of fiscal 2006 compared to the same period in the prior fiscal year. Our three newest facilities, Heart Hospital of Lafayette, Texsan Heart Hospital and Louisiana Heart Hospital, comprised approximately 83% of the revenue growth for the comparable periods. Overall, on a consolidated basis, hospital admissions increased 5.5% and adjusted admissions increased 4.1% for the six months ended March 31, 2006 compared to the six months ended March 31, 2005.
     During the six months ended March 31, 2006, we filed Medicare cost reports for fiscal year 2005. As a result of changes in our estimates of final settlements based on additional information including prior period amounts in certain states, we recognized contractual allowance adjustments that decreased net revenue by approximately $1.6 million during the six months ended March 31, 2006. By contrast, we filed Medicare cost reports for fiscal year 2004 and recognized adjustments that increased net revenue by approximately $1.7 million during the six months ended March 31, 2005.
     Our net revenue was detrimentally impacted in fiscal 2006 by the temporary suspension of procedures at Arizona Heart Hospital as a result of water damage incurred from a fire at the facility during the first quarter. While the procedures resumed in the second quarter of fiscal 2006, net patient revenue at the facility was 51.5% lower during the month of December 2005 compared to the prior year. Further, the emergency department was closed at the hospital for essentially the entire month of December 2005. For the period ended March 31, 2006, we recognized approximately $1.0 million of revenue related to a partial recovery of our losses from business interruption insurance. We are working with our insurance carrier to finalize the remaining recovery amount payable under our policy.
     Personnel expense. Personnel expense increased 14.6% to $133.7 million for the first half of fiscal 2006 from $116.6 million for the same period in fiscal 2005. The $17.1 million increase in personnel expense was partially due to $10.6 million in share-based compensation recognized during fiscal 2006. Excluding the share-based compensation, personnel expense increased $6.4 million, or 5.5%, for the comparable periods and as a percentage of net revenue, personnel expense increased to 31.3% versus 31.0%.
     On October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Using this methodology and since all options are immediately vested, the share-based compensation expense recognized for the six months ended March 31, 2006 was $10.6 million. Due to appointment of a new president and chief executive officer as well as a new chief operating officer, the issuance of stock options during the first half of fiscal 2006 was above normal historical activity. All options granted during the six months ended March 31, 2005 under the Company’s stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant and therefore, no share-based compensation expense was recorded for the period. See “Recent Accounting Pronouncements.”
     The remaining increase in personnel expense was primarily incurred at our hospitals and was due to cost of living wage adjustments given to employees during the first quarter of fiscal 2006, in addition to increased staffing, permanent and contract, at certain facilities to support the overall growth in admissions in the first half of fiscal 2006 compared to the same period in fiscal 2005 for these facilities. On an adjusted patient day basis, personnel expense increased by 5.4% to $1,122 per adjusted patient day for the first half of fiscal 2006 compared to $1,065 per adjusted patient day for the same period in fiscal 2005. This increase is driven by the cost of living wage increases, as well as the decrease in our average length of stay, which is consistent our focus on efficient patient care at our facilities. On an adjusted admissions basis, personnel costs increased by 1.1% period to period.
     Medical supplies expense. Medical supplies expense increased 2.2% to $110.4 million for the six months ended March 31, 2006 from $108.1 million for the six months ended March 31, 2005. On an adjusted patient day basis, medical supplies expense increased to $982 per adjusted patient day for the six month period in fiscal 2006 compared to $957 per adjusted patient day for the same period in fiscal 2005, which is a 2.6% increase. As a percentage of revenue, medical supplies expense decreased to 28.0% as compared to 28.7% for the six months ended March 31, 2006 and 2005, respectively.
     The increase in medical supplies expense during the six months ended March 31, 2006 is primarily attributable to the increased volume during the period. While medical supplies expense is down slightly period to period as percentage of revenue due to a reduction in the per unit cost for our more expensive supplies, since late in fiscal 2004 and throughout fiscal 2005, we have experienced an increase in cardiac procedures that use high-cost medical devices and supplies, such as automatic implantable cardioverter defibrillators and drug-eluting stents. In addition, in the latter half of fiscal 2005, we saw an increase in vascular related supply expense due to an increase in vascular procedures.
     Bad debt expense. Bad debt expense increased 37.7% to $32.3 million for the first half of fiscal 2006 from $23.4 million for the first half of fiscal 2005. As a percentage of net revenue, bad debt expense was 8.2% for the six month period of fiscal 2006 as compared to 6.2% for the same period in fiscal 2005. The majority of the increase in bad debt expense was incurred in the hospital division, and while a portion of the $8.6 million increase for the division was partially attributable to the growth in net revenue at the newest hospitals, a significant portion of the increase was due to a higher percentage of uninsured patients period to period. Overall, self-pay patient revenue comprised 7.4% of hospital division net revenue for the six months ended March 31, 2006 as compared to 6.7% in the same period in the prior year. Consistent with the trends experienced in the second half of fiscal 2005, the increase in self-pay revenue has directly impacted the increase in bad debt expense. Further, we saw growth in commercial revenue during the comparable periods and due to increasing deductibles and other amounts that are ultimately the patient’s responsibility, an increase in commercial revenue also has a direct impact on overall bad debt expense. Going forward, we anticipate that bad debt expense will continue to approximate the levels that we have experienced during fiscal 2006 on a percentage of net revenue basis.
     Other operating expenses. Other operating expenses increased 8.7% to $82.5 million for the six months ended March 31, 2006 from $75.9 million for the six months ended March 31, 2005. As a percentage of revenue, other operating expense increased to 21.0% for the first half of fiscal 2006 from 20.1% for the same period in fiscal 2005. Of the $6.6 million increase in other operating expenses, approximately $4.9 million was incurred in the hospital division and is partially attributable to higher fixed costs associated with the management of our facilities. In addition, we experienced increases in contract services due to the growth in volume at several facilities during the current period and we incurred higher maintenance costs at the newer facilities, as they are completing their second year of operations. The remainder of the increase for the other divisions is primarily attributable to recruitment and relocation fees associated with the hiring of our new president and chief executive officer as well as our new chief operating officer in addition to severance costs incurred for a former executive.
     Interest expense. Interest expense increased 14.0% to $18.0 million for the first half of fiscal 2006 compared to $15.8 million for the first half of fiscal 2005. This $2.2 million increase in interest expense is primarily attributable to $1.4 million in deferred loan acquisition costs that were expensed during the six months ended March 31, 2006 as a result of the prepayments of $58.0 million of term debt and $11.9 million of our senior notes. The remainder of the increase is due to the rise in the variable interest rates on portions of our debt. As of March 31, 2006, approximately 15.7% of our outstanding debt bears interest based on variable rates.
     Interest and other income, net. Interest and other income, net increased to $2.8 million for the six months ended March 31, 2006 from $1.0 million for the six months ended March 31, 2005. This $1.8 million increase is due to higher interest earned on available cash and cash equivalents as our average cash position increased by approximately $33.0 million during the comparable periods, as well as higher rates of return on our short-term investments.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased to $2.5 million in the first half of fiscal 2006 from $1.7 million in the first half of fiscal 2005. Approximately $0.7 million of the increase is attributable to growth in earnings at the one hospital in which we hold less than a 50% interest, with the remainder being attributable to growth in earnings in various diagnostic entities in which we hold less than a 50% interest.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries was $7.6 million for the period ended March 31, 2006 as compared to $8.4 million for the same period in fiscal 2005. This

$0.8 million decrease was primarily due to the net decrease in earnings of certain of our established hospitals which were allocated to our minority partners on a pro rata basis. In addition, the decrease is also attributable to changes in the operating results of our individual hospitals and the respective basis for allocating such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during the first half of fiscal 2006 compared to the same period of fiscal 2005. During the six months ended March 31, 2006, we shared losses at one of our hospitals with our minority partners on a pro rata basis; however, during the six months ended March 31, 2005, we were required by generally accepted accounting principles to recognize, for accounting purposes, a disproportionate 100% of the hospital’s loss such that no amounts were allocated to our minority partners. However, this provision does not relieve our minority investors from any of their obligations to make additional capital contributions if one of our hospitals requires additional cash to fund its operations. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
     Income tax expense (benefit). The income tax benefit was $2.2 million for the six months ended March 31, 2006 compared to income tax expense of $4.6 million for the six months ended March 31, 2005, which represents an effective tax rate of approximately 40.0% for both periods. The overall change in income taxes is due to the respective fluctuation in taxable income (loss) for the fiscal periods.
     Income from discontinued operations. During the first quarter of fiscal 2005, we closed and sold substantially all of the assets of The Heart Hospital of Milwaukee. Accordingly, the hospital is accounted for as discontinued operations. The income from discontinued operations in the six months ended March 31, 2005 mainly represents the gain on the sale of the assets of approximately $9.3 million, partially offset by operating losses, shut-down costs and overall income tax expense associated with the facility. There was no activity for this facility during the six months ended March 31, 2006.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital was $140.2 million at March 31, 2006 and $135.1 million at September 30, 2005. The increase of $5.1 million in working capital primarily resulted from a decrease in the current portion of long-term debt and obligations under capital leases of $14.5 million combined with an overall increase in net receivables, both of which were partially offset by a decrease in cash and cash equivalents and a net increase in accounts payable and accrued liabilities. The changes in cash and cash equivalents, receivables and accounts payable and accrued liabilities were driven by overall operations, as further described below. The decrease in the current portion of long-term debt and obligations under capital leases is the result of the $35.5 million mortgage loan at the Heart Hospital of Austin being classified as long term at March 31, 2006 as such amount was refinanced into a 10-year loan during the current period. The loan was originally scheduled to mature during the second quarter of 2006 and therefore, was considered current as of September 30, 2005. This decrease in the current portion of long-term debt was partially offset by a $21.0 million increase in the category due to the scheduled maturity of the mortgage loan at another one of our facilities in October 2006 and therefore, this loan is considered current as of March 31, 2006, whereas the amount was still considered long-term as of September 30, 2005.
     Our operating activities provided net cash of $26.2 million for the first six months of fiscal 2006 compared to net cash provided of $27.0 million for the first six months of fiscal 2005. The cash provided by operating activities of continuing operations was $26.2 million and $35.1 million for the first six months of fiscal 2006 and 2005, respectively. Our cash from operating activities was reduced by the growth in net receivables, with the overall increase in accounts payable and accrued liabilities partially offsetting this unfavorable change during the first six months of fiscal 2006. The increase in both receivables and payables was driven by the growth in volume during the second quarter of fiscal 2006, especially at our newest facilities. The volume increase resulted in higher purchases of medical supplies and increased usage of contract services, both of which resulted in higher payables as of March 31, 2006. The volume increase also grew our receivables during the period; however, our overall days of net revenue in receivables for the hospital division slipped to 49 days in the first six months of 2006 from 48 days in the first six months of fiscal 2005, which reduced our cash flow from operations and is reflective of the overall shift in payor mix.
     Our investing activities used net cash of $17.5 million for the first six months of fiscal 2006 compared to net cash provided of $31.5 million for the first six months of fiscal 2005. The cash used by investing activities in the first six months of fiscal 2006 was entirely for capital expenditures for the period, whereas the net cash provided by investing activities in the first six months of fiscal 2005 was primarily due to the proceeds from the sale of The Heart Hospital of Milwaukee, offset in part by capital expenditures for the period.
     Our financing activities used net cash of $24.2 million for the first six months of fiscal 2006 compared to net cash used of $1.4 million for the first six months of fiscal 2005. The net cash used for financing activities for the first six months of fiscal 2006 is a result of distributions to minority partners of $9.8 million and the repayments, net of borrowings, of long-term debt and obligations under capital leases of $15.0 million. During the six months ended March 31, 2006, Harlingen Medical Center issued $60.0 million of long-term debt to various third parties. The proceeds from the issuance of this debt, net of loan acquisition costs, were used to prepay $58.0 million of our term loan. In addition, in connection with the sale of The Heart Hospital of Milwaukee and as stipulated by the indenture governing our senior notes, during the six months ended March 31, 2006 we offered to repurchase up to $30.3 million of senior notes. The tender offer for the notes expired during the period and we accepted for purchase and paid for $11.9 million principal amount of notes tendered prior to the expiration of the tender offer. The remainder of the payments were made in accordance with the scheduled payment terms. The $1.4 million of net cash used by financing activities for the first six months of fiscal 2005 was primarily the result of distributions to minority partners of $7.2 million and the repayment of long-term debt of $4.0 million partially offset by proceeds from exercised stock options of $5.2 million and investments by minority partners of $3.6 million.
     Capital Expenditures. Expenditures for property and equipment for the first six months of fiscal years 2006 and 2005 were $17.8 million and $11.1 million, respectively. For both periods, our capital expenditures principally were focused on improvements to existing facilities. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
     Obligations and Availability of Financing. At March 31, 2006, we had $341.1 million of outstanding debt, $40.6 million of which was classified as current. Of the outstanding debt, $138.1 million was outstanding under our 9 7/8% senior notes, $40.3 million was outstanding under our senior secured credit facility and $159.7 million was outstanding to lenders to our hospitals. The remaining $3.0 million of debt was outstanding to lenders for diagnostic services under capital leases and other miscellaneous indebtedness.
     No amounts were outstanding to lenders under our $100.0 million revolving credit facility at March 31, 2006. At the same date, however, we had letters of credit outstanding of $2.5 million, which reduced our availability under this facility to $97.5 million.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At March 31, 2006, we were in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette and we anticipate continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan of $10.6 million has been included in current portion of long-term debt and obligations under capital leases as of March 31, 2006. As of March 31, 2006, we were working with the lender to amend the financial covenant. We were in compliance with all other covenants in the instruments governing our outstanding debt at March 31, 2006.
     At March 31, 2006, we guaranteed either all or a portion of the obligations of our consolidated subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
     We believe that internally generated cash flows and available borrowings under our Senior Secured Credit Facility, together with the remaining net proceeds of our initial public offering and borrowings available under equipment debt commitments will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
     Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of March 31, 2006 was $288.3 million.
     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan amortizes based on a 20-year term, matures on June 30, 2011 and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate based on June 2011 treasury yield plus an applicable margin. The weighted average interest rate for the intercompany real estate loans at March 31, 2006 was 7.92%.
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 2 to 5 years. The intercompany equipment loans accrue interest at fixed rates ranging from 6.31% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at March 31, 2006 was 7.06%.
     We receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.
     We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital and other loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinated to each hospital’s third-party mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interest in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of the borrowing hospital’s accounts receivable. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of March 31, 2006 and September 30, 2005, we held $105.5 million and $93.3 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.
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
     We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the three and six months ended March 31, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the financials statements from prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
     As required under SFAS No. 123R in calculating the share-based compensation expense for the three and six months ended March 31, 2006 and as required under SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation, in calculating the share-based compensation expense for the three and six months ended March 31, 2005, the fair value of each option grant was estimated on the date of grant. We used the Black-Scholes option-pricing model, which requires certain assumptions and the same methodologies were employed in both fiscal 2006 and fiscal 2005 to determine the majority of these assumptions. The expected life was determined in fiscal 2006 using an analysis of historical behavior for different groups of similar employees and was determined in fiscal 2005 using a historical behavior analysis for all employees, not segregated into homogenous groups.
     Share-based compensation expense recognized for the three and six months ended March 31, 2006 was $10.2 million and $10.6 million, respectively. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during that period as all such options were immediately vested and all unvested options outstanding prior to October 1, 2005 were cancelled during the period. Since all options granted during the three and six months ended March 31, 2005 under our stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant, no compensation expense was recorded for the three and six months ended March 31, 2005.
Risk Factors and Forward Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors below before making an investment decision with respect to our debt or equity securities.
If the anti-kickback, physician self-referral or other fraud and abuse laws are modified, interpreted differently or if other regulatory restrictions become effective, we could incur significant civil or criminal penalties and loss of reimbursement or be required to revise or restructure aspects of our business arrangements.
     The federal anti-kickback statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid or any other federal healthcare program. The anti-kickback statute also prohibits any form of remuneration in return for purchasing, leasing or ordering or arranging for or recommending the purchasing, leasing or ordering of items or services payable by these programs. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law, regulations or advisory opinions. Violations of the anti-kickback statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 for each violation or imprisonment and civil penalties of up to $50,000 for each violation, plus three times the amount claimed and exclusion from participation in the Medicare, Medicaid and other federal healthcare reimbursement programs. Any exclusion of our hospitals or diagnostic and therapeutic facilities from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.
     The requirements of the Stark Law are very complex and federal regulations have not yet been issued to implement all of its provisions. The Stark Law prohibits a physician who has a “financial relationship” with an entity from referring Medicare or Medicaid patients to that entity for certain “designated health services.” A “financial relationship” includes a direct or indirect ownership or investment interest in the entity, and a compensation arrangement between the physician and the entity. Designated health services include some radiology services and inpatient and outpatient services.
     There are various ownership and compensation arrangement exceptions to this self-referral prohibition. Our hospitals rely upon the whole hospital exception to accept referrals from physician investors. Under this ownership exception, physicians may make referrals to a hospital in which he or she has an ownership interest if (1) the physician is authorized to perform services at the hospital and (2) the ownership interest is in the entire hospital, as opposed to a department or a subdivision of the hospital. Another exception for ownership of publicly traded securities permits physicians who own shares of our common stock to make referrals to our hospitals, provided our stockholders’ equity exceeded $75.0 million at the end of our most recent fiscal year or on average during the three previous fiscal years. This exception applies if, prior to the time the physician makes a referral for a designated health service to a hospital, the physician acquired the securities on terms generally available to the public and the securities are traded on one of the major exchanges.
     The Deficit Reduction Act of 2005 (DRA) requires the Secretary of the Department of Health and Human Services (HHS) to develop a plan addressing several issues concerning physician investment in “specialty hospitals.” As defined by the Medicare Prescription Drug Improvement and Modernization Act of 2003, “specialty hospitals” are hospitals primarily or exclusively engaged in the care and treatment of certain specified patients, including those with a cardiac condition. Under the DRA, HHS must address: (1) proportionality of investment return; (2) bona fide investment; (3) annual disclosure of investment; (4) provision of care to Medicaid beneficiaries; (5) charity care; and (6) appropriate enforcement. By August 2006, HHS is required to submit a final report to Congress, including any recommendations for legislation and/or administrative actions. Additionally, the DRA requires HHS to continue its suspension of new specialty hospital enrollment into the Medicare program as originally instituted in June 2005.
     Possible amendments to the Stark Law, the federal anti-kickback law or other applicable regulations could require us to change or adversely impact the manner in which we establish relationships with physicians to develop and operate a facility, as well as our other business relationships such as joint ventures and physician practice management arrangements. Moreover, many states in which we operate also have adopted, or are considering adopting, similar or more restrictive physician self-referral laws. Some of these laws prohibit referrals of patients by physicians in certain cases and others require disclosure of the physician’s interest in the healthcare facility if the physician refers a patient to the facility. Some of these state laws apply even if the payment for care does not come from the government.
Reductions or changes in reimbursement from government or third-party payors could adversely impact our operating results.
     Historically, Congress and some state legislatures have, from time to time, proposed significant changes in the healthcare system. Many of these changes have resulted in limitations on, and in some cases, significant reductions in the levels of, payments to healthcare providers for services under many government reimbursement programs. Most recently, HHS has changed and has proposed to further refine the diagnosis-related group (DRG) system under the Medicare hospital inpatient prospective payment system. The stated intent of these refinements to the DRG system is to better capture differences in the severity of illness among patients and to base Medicare reimbursement upon the estimated costs of providing care, rather than charges for care. Implementation of these proposals, if adopted in their current form would, or future federal and state legislation or action by government agencies may, materially and adversely reduce the payments we or our facilities receive for our services to patients covered by Medicare, Medicaid and commercial plans indexed to Medicare.
     During the six months ended March 31, 2006 and 2005, we derived 50.9% and 53.3%, respectively, of our net revenue from the Medicare and Medicaid programs. We derived an even higher percentage of our net revenue in each of these fiscal periods from these programs in our hospital division, which for our most recent fiscal period represented 93.0% of our net revenue. Changes in laws or regulations governing the Medicare and Medicaid programs or changes in the manner in which government agencies interpret them could materially and adversely affect our operating results or financial position.
     Our relationships with third-party payors are generally governed by negotiated agreements or out of network arrangements. These agreements set forth the amounts we are entitled to receive for our services. Third-party payors have undertaken cost-containment initiatives during the past several years, including different payment methods, monitoring healthcare expenditures and anti-fraud initiatives, that have made these relationships more difficult to establish and less profitable to maintain. We could be adversely affected in some of the markets where we operate if we are unable to establish favorable agreements with third-party payors or satisfactory out of network arrangements.
If we fail to comply with the extensive laws and government regulations applicable to us, we could suffer penalties or be required to make significant changes to our operations.
     We are required to comply with extensive and complex laws and regulations at the federal, state and local government levels. These laws and regulations relate to, among other things:
•	licensure, certification and accreditation,

•	billing, coverage and reimbursement for supplies and services,

•	relationships with physicians and other referral sources,

•	adequacy and quality of medical care,

•	quality of medical equipment and services,

•	qualifications of medical and support personnel,

•	confidentiality, maintenance and security issues associated with medical records,

•	the screening, stabilization and transfer of patients who have emergency medical conditions,

•	building codes,

•	environmental protection,

•	clinical research,

•	operating policies and procedures, and

•	addition of facilities and services.
     Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of them. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements.

     If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including:
•	criminal penalties,

•	civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our facilities, and

•	exclusion of one or more of our facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs.
     A number of initiatives have been proposed during the past several years to reform various aspects of the healthcare system at the federal level and in the states in which we operate. Current or future legislative initiatives, government regulations or other government actions may have a material adverse effect on us.
Companies within the healthcare industry continue to be the subject of federal and state investigations.
     Both federal and state government agencies as well as private payors have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations including hospital companies. Like others in the healthcare industry, we receive requests for information from these governmental agencies in connection with their regulatory or investigative authority which, if determined adversely to us, could have a material adverse effect on our financial condition or our results of operations.
     In addition, the Office of Inspector General and the U.S. Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Moreover, healthcare providers are subject to civil and criminal false claims laws, including the federal False Claims Act, which allows private parties to bring what are called whistleblower lawsuits against private companies doing business with or receiving reimbursement under government programs. These are sometimes referred to as “qui tam” lawsuits. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware or which cannot be disclosed until the court lifts the seal from the case. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under a false claim case may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to a federal health care program. In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the False Claims Act. Thus, it is possible that we have liability exposure under the False Claims Act.
     Some states have adopted similar state whistleblower and false claims provisions. Publicity associated with the substantial amounts paid by other healthcare providers to settle these lawsuits may encourage current and former employees of ours and other healthcare providers to seek to bring more whistleblower lawsuits. Some of our activities could become the subject of governmental investigations or inquiries. Any such investigations of us, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.
If laws governing the corporate practice of medicine change, we may be required to restructure some of our relationships.
     The laws of various states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own or operate a hospital or other facility because our facilities are not engaged in the practice of medicine. The physicians who use our facilities to provide care to their patients are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership interests in the facility and through the service and lease agreements we have with some of these physicians. Should the interpretation, enforcement or laws of the states in which we operate or may operate change, we cannot assure you that such changes would not require us to restructure some of our physician relationships.
If government laws or regulations change or the enforcement or interpretation of them change, we may be obligated to purchase some or all of the ownership interests of the physicians associated with us.
     Changes in government regulation or changes in the enforcement or interpretation of existing laws or regulations could obligate us to purchase at the then fair market value some or all of the ownership interests of the physicians who have invested in the ventures that own and operate our hospitals and other healthcare businesses. Regulatory changes that could create this obligation include changes that:
•	make illegal the referral of Medicare or other patients to our hospitals and other healthcare businesses by physicians affiliated with us,

•	create the substantial likelihood that cash distributions from the hospitals and other healthcare businesses to our physician partners will be illegal, or

•	make illegal the ownership by our physician partners of their interests in the hospitals and other healthcare businesses

     From time to time, we may voluntarily seek to increase our ownership interest in one or more of our hospitals and other healthcare businesses, in accordance with any applicable limitations. We may seek to use shares of our common stock to purchase physicians’ ownership interests instead of cash. If the use of our stock is not permitted or attractive to us or our physician partners, we may use cash or promissory notes to purchase the physicians’ ownership interests. Our existing capital resources may not be sufficient for the acquisition or the use of cash may limit our ability to use our capital resources elsewhere, limiting our growth and impairing our operations. The creation of these obligations and the possible adverse effect on our affiliation with these physicians could have a material adverse effect on us.
We may have fiduciary duties to our partners that may prevent us from acting solely in our best interests.
     We hold our ownership interests in hospitals and other healthcare businesses through ventures organized as limited liability companies or limited partnerships. As general partner, manager or owner of the majority interest in these entities, we may have special legal responsibilities, known as fiduciary duties, to our partners who own an interest in a particular entity. Our fiduciary duties include not only a duty of care and a duty of full disclosure but also a duty to act in good faith at all times as manager or general partner of the limited liability company or limited partnership. This duty of good faith includes primarily an obligation to act in the best interest of each business, without being influenced by any conflict of interest we may have as a result of our own business interests.
     We also have a duty to operate our business for the benefit of our stockholders. As a result, we may encounter conflicts between our fiduciary duties to our partners in our hospitals and other healthcare businesses, and our responsibility to our stockholders. For example, we have entered into management agreements to provide management services to our hospitals in exchange for a fee. Disputes may arise with our partners as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, as manager or general partner we may be obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests or the interests of our stockholders. We cannot assure you that any dispute between us and our partners with respect to a particular business decision or regarding the interpretation of the provisions of the hospital operating agreement will be resolved or that, as a result of our fiduciary duties, any dispute resolution will be on terms favorable or satisfactory to us.
Material decisions regarding the operations of our facilities require consent of our physician and community hospital partners, and we may be unable as a result to take actions that we believe are in our best interest.
     The physician and community hospital partners in our healthcare businesses participate in material strategic and operating decisions we make for these facilities. They may do so through their representatives on the governing board of the subsidiary that owns the facility or a requirement in the governing documents that we obtain the consent of their representatives before taking specified material actions. We must generally obtain the consent of our physician and other hospital partners or their representatives before making any material amendments to the operating or partnership agreement for the venture or admitting additional members or partners. Although they have not done so to date, these rights to approve material decisions could in the future limit our ability to take actions that we believe are in our best interest and the best interest of the venture. We may not be able to resolve favorably, or at all, any dispute regarding material decisions with our physician or other hospital partners.
We may experience difficulties in executing our growth strategy.
     Our growth strategy depends on our ability to identify attractive markets in which to establish new business ventures. We may have difficulty in identifying potential markets that satisfy our criteria for developing a new facility or for entering into other business arrangements. Identifying physician and community hospital partners and negotiating and implementing the terms of an agreement with them can be a lengthy and complex process. As a result, we may not be able to develop new business ventures at the rate we currently anticipate.
     Our growth strategy will also increase demands on our management, operational and financial information systems and other resources. To accommodate our growth, we will need to continue to implement operational and financial information systems and controls, and expand, train, manage and motivate our employees. Our personnel, information systems, procedures or controls may not adequately support our operations in the future. Failure to recruit and retain strong management, implement operational and financial information systems and controls, or expand, train, manage or motivate our workforce, could lead to delays in developing and achieving expected operating results for new facilities.
Unfavorable or unexpected results at one of our hospitals or in one of our markets could significantly impact the results of the Company as a whole.
     Each of our individual hospitals comprise a significant portion of our operating results and a majority of our hospitals are located in the southwestern United States. Any material change in the current demographic, economic, competitive or regulatory conditions in this region, a particular market in which one of our other hospitals operates or the United States in general could adversely affect our operating results. In particular, if economic conditions deteriorate in one or more of these markets, we may experience a shift in payor mix arising from patients’ loss of or changes in employer-provided health insurance resulting in higher co-payments and deductibles or an increased number of uninsured patients.
Growth of self-pay patients and a deterioration in the collectibility of these accounts could adversely affect our results of operations.
     We have experienced growth in our self-pay patients, which includes situations in which each patient is responsible for the entire bill, as well as cases where deductibles are due from insured patients after insurance pays. We may have greater amounts of uninsured receivables in the future and if the collectibility of those uninsured receivables deteriorates, increases in our allowance for doubtful accounts may be required, which could materially adversely impact our operating results and financial condition.
Our hospitals and other facilities face competition for patients from other healthcare companies.
     The healthcare industry is highly competitive. Our facilities face competition for patients from other providers in our markets. In most of our markets we compete for market share of cardiovascular and other healthcare procedures that are the focus of our facilities with two to three providers. Some of these providers are part of large for-profit or not-for-profit hospital systems with greater financial resources than we have available to us and have been operating in the markets they serve for many years. Some of the hospitals that we compete against in certain of our markets and elsewhere have attempted to use their market position and managed care networks to influence physicians not to enter into or to abandon joint ventures that own facilities such as ours by, for example, revoking the admission privileges of our physician partners at the competing hospital. These practices of “economic credentialing” appear to be on the increase. Although these practices have not been successful to date in either preventing us from developing new ventures with physicians or causing us to lose existing investors, the future inability to attract new investors or loss of a significant number of our physician partners in one or more of our existing ventures could have a material adverse effect on our business and operating results.
We depend on our relationships with the physicians who use our facilities.
     Our business depends upon the efforts and success of the physicians who provide healthcare services at our facilities and the strength of our relationships with these physicians. We generally do not employ any practicing physicians at any of our hospitals or other facilities. Each member of the medical staffs at our hospitals may also serve on the medical staffs of, and practice at, hospitals not owned by us.
     At each of our hospitals, our business could be adversely affected if a significant number of key physicians or a group of physicians:
•	terminated their relationship with, or reduced their use of, our facilities,

•	failed to maintain the quality of care provided or to otherwise adhere to the legal professional standards or the legal requirements for the granting and renewal of privileges at our hospitals or other facilities,

•	suffered any damage to their reputation,

•	exited the market entirely, or

•	experienced major changes in its composition or leadership.
     Based upon our management’s general knowledge of the operations of our hospitals, we believe that, consistent with most hospitals in our industry, a significant portion of the patient admissions at most of our hospitals are attributable to approximately 20% of the total number of physicians on the hospital’s medical staff. Historically, the medical staff at each hospital ranges from 100 to 400 physicians depending upon the size of the hospital and the number of practicing physicians in the market. If we fail to maintain our relationships with the physicians in this group at a particular hospital, many of whom are investors in our hospitals, the revenues of that hospital would be reduced. None of the physicians practicing at our hospitals has a legal commitment, or any other obligation or arrangement, that requires the physician to refer patients to any of our hospitals or other facilities.
A shortage of qualified nurses could affect our ability to grow and deliver quality, cost-effective cardiovascular care services.
     We depend on qualified nurses to provide quality service to patients in our facilities. There is currently a shortage of qualified nurses in the markets where we operate our facilities. This shortage of qualified nurses and the more stressful working conditions it creates for those remaining in the profession are increasingly viewed as a threat to patient safety and may trigger the adoption of state and federal laws and regulations intended to reduce that risk. For example, some states have adopted or are considering legislation that would prohibit forced overtime for nurses and/or establish mandatory staffing level requirements. Growing numbers of nurses are also joining unions that threaten and sometimes call work stoppages.
     Historically, we have employed between 70 and 210 nurses at each of our hospitals and between one and 13 at each our diagnostic and therapeutic facilities. When we need to hire a replacement member of our nursing staff, it can take as long as six weeks to recruit for the position. We estimate the cost of recruiting and training a replacement nurse to be approximately $67,000.
     In response to the shortage of qualified nurses, we have increased and are likely to have to continue to increase our wages and benefits to recruit and retain nurses or to engage expensive contract nurses until we hire permanent staff nurses. For example, during fiscal 2005, we experienced increases in our hourly wages paid to nursing staff at our facilities that ranged from 0.03% to 26.68%. We may not be able to increase the rates we charge to offset these increased costs. The shortage of qualified nurses has in the past and may in the future delay our ability to achieve our operational goals at a hospital by limiting the number of patient beds available during the start-up phase of the hospital. The shortage of nurses also makes it difficult for us in some markets to reduce personnel expense at our facilities by implementing a reduction in the size of the nursing staff during periods of reduced patient admissions and procedure volumes.
We rely heavily on our information systems and if our access to this technology is impaired or interrupted, or if such technology does not perform as warranted by the vendor, our business could be harmed and we may not comply with applicable laws and regulations.
     Increasingly, our business depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our strategic objectives and to remain in compliance with various regulations, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and third-party software. Our inability to implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to operate effectively, or any interruption or loss of our information processing capabilities, for any reason including if such systems do not perform appropriately, could harm our business, results of operations or financial condition.
Uninsured risks from legal actions related to professional liability could adversely affect our cash flow and operating results.
     In recent years, physicians, hospitals, diagnostic centers and other healthcare providers have become subject, in the normal course of business, to an increasing number of legal actions alleging negligence in performing services, negligence in allowing unqualified physicians to perform services or other legal theories as a basis for liability. Many of these actions involve large monetary claims and significant defense costs. We may be subject to such legal actions even though a particular physician at one of our hospitals or other facilities is not our employee and the governing documents for the medical staffs of each of our hospitals require physicians who provide services, or conduct procedures, at our hospitals to meet all licensing and specialty credentialing requirements and to maintain their own professional liability insurance.
     We have established a reserve for malpractice claims based on actuarial estimates made by an independent third party, who based the estimates on our historical experience with malpractice claims and assumptions about future events. Due to the considerable variability that is inherent in such estimates, including such factors as changes in medical costs and changes in actual experience, there is a reasonable possibility that the recorded estimates will change by a material amount in the near term. Also, there can be no assurance that the ultimate liability we experience under our self-insured retention for medical malpractice claims will not exceed our estimates. It is also possible that such claims could exceed the scope of coverage, or that coverage could be denied.

Our results of operations may be adversely affected from time to time by new medical technologies.
     One major element of our business model is to focus on the treatment of patients suffering from cardiovascular disease. Our commitment and that of our physician partners to treating cardiovascular disease often requires us to purchase newly approved pharmaceuticals and devices that have been developed by pharmaceutical and device manufacturers to treat cardiovascular disease. At times, these new technologies receive required regulatory approval and become widely available to the healthcare market prior to becoming eligible for reimbursement by government and other payors. In addition, the clinical application of existing technologies may expand, resulting in their increased utilization. We cannot predict when new technologies will be available to the marketplace, the rate of acceptance of the new technologies by physicians who practice at our facilities, and when or if, government and third-party payors will provide adequate reimbursement to compensate us for all or some of the additional cost required to purchase new technologies. As such, our results of operations may be adversely affected from time to time by the additional, unreimbursed cost of these new technologies.
     For example, the utilization of automatic implantable cardioverter defibrillators, or AICDs, has increased due to their clinical efficacy in treating certain types of cardiovascular disease. AICDs are high-cost cardiac devices that cost often exceeds the related reimbursement. We are unable to determine if the reimbursement for these procedures will increase to a level necessary to consistently reimburse us for the cost of the devices.
     In addition, advances in alternative cardiovascular treatments or in cardiovascular disease prevention techniques could reduce demand or eliminate the need for some of the services provided at our facilities, which could adversely affect our results of operations. Further, certain technologies may require significant capital investments or render existing capital obsolete which may adversely impact our cash flows or operations.
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
     Three of our consolidated hospitals entered into fixed interest rate swaps during previous fiscal years. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. The fixed interest rate swaps are not currently utilized as a hedge of variable debt obligations, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as a component of interest expense. The fair value of the interest rate swaps at March 31, 2006 and the related unrealized gain/loss for the three and six months ended March 31, 2006 were not significant to the consolidated financial position or results of operations.
     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at March 31, 2006 included approximately $53.7 million of variable rate debt at an approximate average interest rate of 6.83%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.1 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2006, that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     No change in the Company’s internal control over financial reporting was made during the most recent fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In November 2004, we filed a complaint in the North Carolina Superior Court, County of Mecklenburg, against QuadraMed Corporation (QuadraMed) alleging that the QuadraMed had committed a material breach of the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath, and all other incorporated agreements (collectively, the Contract) in respect of uncured deficiencies in the products and performance obligations under the Contract and seeking at least $5.0 million in damages, plus litigation costs. In December 2004, QuadraMed filed a motion to dismiss our complaint and also filed a counterclaim against us seeking no less than $1.14 million in damages for our alleged breach of the Contract by failing to pay licensing fees due QuadraMed.
     On April 27, 2006, we entered into a release and settlement agreement (the Agreement) with QuadraMed As a part of the Agreement, QuadraMed agreed to pay us $2.0 million and both parties will exchange mutual releases and dismiss the claims against each other.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on March 1, 2006. The stockholders elected the nominee for Class II Director. The stockholders also approved the MedCath Corporation 2006 Stock Option and Award Plan as well as ratified the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the fiscal year ending September 30, 2006. The votes cast on these proposals were as follows:
1. Election of Class II Director:

	For	Withheld
John T. Casey	16,689,535	390,973
2. Approval of MedCath Corporation 2006 Stock Option and Award Plan:

For:	13,297,955
Against:	2,332,873
Abstain:	835
3. Ratification of selection of Deloitte & Touche LLP as the independent registered public accounting firm for fiscal year ending September 30, 2006:

For:	17,078,542
Against:	1,269
Abstain:	175

Item 6. Exhibits

Exhibit
No.	Description
10.1	Employment agreement dated February 21, 2006, by and between Medcath Corporation and O. Edwin French

10.2	Employment agreement dated March 27, 2006, by and between MedCath Corporation and Phil Mazzuca

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION

Dated: May 4, 2006	By:	/s/ O. EDWIN FRENCH O. Edwin French
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ JAMES E. HARRIS

James E. Harris
Executive Vice President and Chief
Financial Officer
(principal financial officer)

	By:	/s/ GARY S. BRYANT

Gary S. Bryant
Vice President — Controller
(principal accounting officer)