Form 10-Q
period 2006-06-30
MEDCATH CORP
filed 2006-08-09
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
Commission File Number 000-33009

MEDCATH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	56-2248952
incorporation or organization)	(IRS Employer Identification No.)
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
Yes    ☐ No    ☑
As of July 28, 2006, there were 18,682,305 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	September 30,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$144,561	$140,842
Accounts receivable, net	91,840	86,138
Medical supplies	20,987	18,943
Deferred income tax assets	11,012	12,391
Prepaid expenses and other current assets	5,693	6,982
Current assets of discontinued operations	13,476	11,546

Total current assets	287,569	276,842
Property and equipment, net	363,395	368,782
Investments in affiliates	7,798	6,669
Goodwill	65,540	65,540
Other intangible assets, net	7,334	8,091
Other assets	11,367	12,190
Long-term assets of discontinued operations	24,512	25,091

Total assets	$767,515	$763,205

Current liabilities:
Accounts payable	$38,994	$36,971
Income tax payable	711	1,416
Accrued compensation and benefits	22,763	21,045
Accrued property taxes	4,581	6,456
Other accrued liabilities	16,863	13,832
Current portion of long-term debt and obligations under capital leases	40,068	54,885
Current liabilities of discontinued operations	8,129	7,135

Total current liabilities	132,109	141,740
Long-term debt	296,190	296,391
Obligations under capital leases	1,897	3,010
Deferred income tax liabilities	13,628	15,673
Other long-term obligations	319	497
Long-term liabilities of discontinued operations	93	253

Total liabilities	444,236	457,564

Minority interest in equity of consolidated subsidiaries	23,799	22,900

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 18,745,872 issued and 18,676,972 outstanding at June 30, 2006; 18,562,635 issued and 18,493,735 outstanding at September 30, 2005	187	186
Paid-in capital	383,912	368,849
Accumulated deficit	(84,287)	(85,924)
Accumulated other comprehensive income	62	24
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	299,480	282,741

Total liabilities and stockholders’ equity	$767,515	$763,205

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$189,832	$179,787	$554,156	$524,156
Operating expenses:
Personnel expense	58,033	53,893	181,211	159,874
Medical supplies expense	52,657	51,047	154,735	148,813
Bad debt expense	14,228	13,874	44,405	36,063
Other operating expenses	37,916	36,286	114,123	107,316
Depreciation	9,366	9,034	27,801	27,214
Amortization	252	290	756	870
Loss (gain) on disposal of property, equipment and other assets	(296)	148	(237)	204
Impairment of long-lived assets	451	—	451	—

Total operating expenses	172,607	164,572	523,245	480,354

Income from operations	17,225	15,215	30,911	43,802
Other income (expenses):
Interest expense	(7,870)	(8,440)	(25,828)	(24,129)
Interest and other income, net	2,977	868	5,748	1,870
Equity in net earnings of unconsolidated affiliates	1,408	899	3,883	2,554

Total other expenses, net	(3,485)	(6,673)	(16,197)	(19,705)

Income from continuing operations before minority interest, income taxes and discontinued operations	13,740	8,542	14,714	24,097
Minority interest share of earnings of consolidated subsidiaries	(4,742)	(3,956)	(12,350)	(12,357)

Income from continuing operations before income taxes and discontinued operations	8,998	4,586	2,364	11,740
Income tax expense	3,649	1,952	993	4,814

Income from continuing operations	5,349	2,634	1,371	6,926
Income (loss) from discontinued operations, net of taxes	(439)	115	266	4,166

Net income	$4,910	$2,749	$1,637	$11,092

Earnings (loss) per share, basic
Continuing operations	$0.28	$0.14	$0.07	$0.38
Discontinued operations	(0.02)	0.01	0.01	0.23

Earnings per share, basic	$0.26	$0.15	$0.08	$0.61

Earnings (loss) per share, diluted
Continuing operations	$0.27	$0.13	$0.07	$0.36
Discontinued operations	(0.02)	0.01	0.01	0.21

Earnings per share, diluted	$0.25	$0.14	$0.08	$0.57

Weighted average number of shares, basic	18,630	18,425	18,583	18,216
Dilutive effect of stock options and restricted stock	661	1,248	921	1,193

Weighted average number of shares, diluted	19,291	19,673	19,504	19,409

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income	Shares	Amount	Total
Balance, September 30, 2005	18,494	$186	$368,849	$(85,924)	$24	69	$(394)	$282,741
Exercise of stock options, including income tax benefit	183	1	2,683	—	—	—	—	2,684
Share-based compensation	—	—	12,380	—	—	—	—	12,380
Comprehensive income:
Net income	—	—	—	1,637	—	—	—	1,637
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	38	—	—	38

Total comprehensive income								1,675

Balance, June 30, 2006	18,677	$187	$383,912	$(84,287)	$62	69	$(394)	$299,480

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2006	2005
Net income	$1,637	$11,092
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(266)	(4,166)
Bad debt expense	44,405	36,063
Depreciation and amortization expense	28,557	28,084
Income tax benefit on exercised stock options	(399)	—
(Gain) loss on disposal of property, equipment and other assets	(237)	204
Share-based compensation expense	12,380	—
Impairment of long-lived assets	451
Amortization of loan acquisition costs	2,526	1,201
Equity in earnings of unconsolidated affiliates, net of dividends received	(1,060)	134
Minority interest share of earnings of consolidated subsidiaries	12,350	12,357
Change in fair value of interest rate swaps	(128)	(837)
Deferred income taxes	(293)	8,081
Change in assets and liabilities that relate to operations:
Accounts receivable	(50,107)	(39,621)
Medical supplies	(2,044)	606
Prepaids and other assets	1,207	2,335
Accounts payable and accrued liabilities	4,449	(1,010)

Net cash provided by operating activities of continuing operations	53,428	54,523
Net cash provided by (used in) operating activities of discontinued operations	685	(6,705)

Net cash provided by operating activities	54,113	47,818

Investing activities:
Purchases of property and equipment	(23,735)	(13,624)
Proceeds from sale of property and equipment	1,110	809
Proceeds from sale of discontinued operations	—	42,500
Other investing activities	—	6

Net cash provided by (used in) investing activities of continuing operations	(22,625)	29,691
Net cash used in investing activities of discontinued operations	(690)	(665)

Net cash provided by (used in) investing activities	(23,315)	29,026

Financing activities:
Proceeds from issuance of long-term debt	60,000	2,159
Repayments of long-term debt	(74,683)	(4,778)
Repayments of obligations under capital leases	(1,505)	(1,777)
Payments of loan acquisition costs	(1,879)	—
Investments by minority partners	—	3,675
Distributions to minority partners	(12,069)	(8,781)
Repayments from minority partners, net	618	205
Income tax benefit on exercised stock options	399	—
Proceeds from exercised stock options	2,285	7,435

Net cash used in financing activities of continuing operations	(26,834)	(1,862)
Net cash used in financing activities of discontinued operations	(245)	(4,521)

Net cash used in financing activities	(27,079)	(6,383)

Net increase in cash and cash equivalents	3,719	70,461
Cash and cash equivalents:
Beginning of period	140,842	69,855

End of period	$144,561	$140,316

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$—	$514
See notes to consolidated financial statements.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share data)
1. Business and Organization
     MedCath Corporation (the Company) is a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians as well as with community hospital systems. Each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital that provides a wide range of health services, and the medical staff at each hospital includes qualified physicians in various specialties. Also included in the Hospital Division are arrangements whereby the Company manages the cardiovascular program of various hospitals operated by other parties. The Company opened its first hospital in 1996 and as of June 30, 2006, had ownership interests in and operated eleven hospitals, together with its physician partners, who own an equity interest in the hospitals where they practice. These hospitals have a total of 667 licensed beds and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
     See Note 3 – Discontinued Operations for details concerning the Company’s pending disposition of Tucson Heart Hospital. Unless specifically indicated otherwise, all amounts and percentages presented in these Notes are exclusive of the Company’s discontinued operations.
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
     In addition to its hospitals, the Company owns and/or manages cardiac diagnostic and therapeutic facilities (the Diagnostics Division). The Company began its cardiac diagnostic and therapeutic business in 1989, and as of June 30, 2006 owned and/or managed twenty-six cardiac diagnostic and therapeutic facilities. Ten of these facilities are located at hospitals operated by other parties and offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining sixteen facilities are not located at hospitals and offer only diagnostic services.
2. Summary of Significant Accounting Policies
     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of June 30, 2006 and for the three and nine months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2006 or future fiscal periods.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. During the three and nine months ended June 30, 2006, the Company has not made any material changes in the selection or application of its critical accounting policies as set forth in its Annual Report on Form 10-K for the year ended September 30, 2005, except for the accounting for share-based compensation as further described below.
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
     The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and nine months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the financial statements from prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
     Under SFAS No. 123R, share-based compensation expense recognized for the three and nine months ended June 30, 2006 was $1.8 million and $12.4 million, respectively, which had the effect of decreasing net income by $1.0 million or $0.05 per diluted share and $7.2 million or $0.37 per diluted share, respectively, for the periods. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the periods as all such options were immediately vested and all unvested options outstanding prior to October 1, 2005 were cancelled during the period. Since all options granted during the three and nine months ended June 30, 2005 had an exercise price equal to the market value of the underlying shares of common stock at the date of grant, no compensation expense was recorded for the three and nine months ended June 30, 2005.
     The following table illustrates the effect on reported net income and earnings per share as if the Company had applied SFAS No. 123R during the periods indicated.

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$2,749	$11,092
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(420)	(1,464)

Pro forma net income	$2,329	$9,628

Earnings per share, basic:
As reported	$0.15	$0.61
Pro forma	$0.13	$0.53

Earnings per share, diluted:
As reported	$0.14	$0.57
Pro forma	$0.12	$0.50
     As required under SFAS No. 123R in calculating the share-based compensation expense for the three and nine months ended June 30, 2006 and as required under SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation, in calculating the share-based compensation expense for the three and nine months ended June 30, 2005, the fair value of each option grant was estimated on the date of grant. The Company used the Black-Scholes option pricing model with the range of weighted-average assumptions used for option grants noted in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and was determined based on an analysis of historical exercise and cancellation behavior. The risk-free interest rate is based on the US Treasury yield curve in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005	2006	2005
Expected life	6-8 years	8 years	6-8 years	8 years
Risk- free interest rate	4.85% - 5.20%	3.84% - 4.44%	4.26% -5.20%	3.80% - 4.48%
Expected volatility	40% - 44%	47%	40% - 44%	47% - 48%

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Goodwill and Long-Lived Assets — Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The determination of whether or not goodwill and/or long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.
     During the nine months ended June 30, 2006, and subsequent to such date, the Department of Health and Human Services has changed, and has proposed to further refine, the diagnosis-related group (DRG) system under the Medicare hospital inpatient prospective payment system. The stated intent of these refinements to the DRG system is to better capture differences in the severity of illness among patients and to base Medicare reimbursement upon the estimated costs of providing care, rather than actual charges for care. Implementation of these proposals could, or future federal and state legislation or action by government agencies may, materially and adversely reduce the payments the Company receives for services to patients covered by Medicare, Medicaid and commercial plans indexed to Medicare. The payment reductions would in turn negatively impact the Company’s financial position and results of operations. As the Company is currently evaluating the impact of recent changes to the DRG system, no impairment charge was recorded during the nine months ended June 30, 2006; however, the financial impact on certain individual hospitals may result in a future write-off of long-lived assets.
     Further, Heart Hospital of Lafayette is currently not producing positive cash flows due to weaker than anticipated volumes and higher than budgeted expenses. The Company is reviewing the long-term outlook to determine plans and strategic direction as it relates to this facility, which may result in a future write-off or impairment of long-lived assets.
3. Discontinued Operations
     On June 20, 2006, the Company announced that it intends to sell its 58.8% interest in Tucson Heart Hospital (THH) to Carondelet Health Network, a southern Arizona-based not-for-profit health care organization and part owner of THH. The terms of the sale are subject to the signing of a definitive agreement and customary closing conditions. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, THH’s financial position, operating results and cash flows have been presented as discontinued operations in the interim consolidated financial statements.
     On November 5, 2004, the Company and local Milwaukee physicians, who jointly owned The Heart Hospital of Milwaukee (HHM), entered into an agreement with Columbia St. Mary’s, a Milwaukee-area hospital group, to close HHM and sell certain assets primarily comprised of real property and equipment to Columbia St. Mary’s for $42.5 million. The sale was completed on December 1, 2004.
     The results of operations of THH and HHM were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net revenue	$13,849	$15,415	$43,178	$49,823
Restructuring and write-off charges	—	—	—	(8,535)
Operating expenses	(14,584)	(14,108)	(42,728)	(45,475)

Income (loss) from operations	(735)	1,307	450	(4,187)
Gain (loss) on sale of assets	(1)	(218)	(24)	13,966
Other income (expenses)	14	92	30	(582)

Income (loss) income before income taxes	(722)	1,181	456	9,197
Income tax benefit (expense)	283	(1,066)	(190)	(5,031)

Net income (loss)	$(439)	$115	$266	$4,166

The principal balance sheet items of THH, excluding intercompany debt and including allocated goodwill, are as follows:

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	June 30,	September 30,
	2006	2005
Cash and cash equivalents	$1,326	$782
Accounts receivable, net	10,486	9,262
Other current assets	1,664	1,502

Current assets	$13,476	$11,546

Property and equipment, net	$19,405	$19,985
Goodwill	4,560	4,560
Other intangible assets, net	547	546

Noncurrent assets	$24,512	$25,091

Accounts payable	$5,481	$3,988
Accrued liabilities	2,436	2,851
Current portion of obligations under capital leases	212	296

Current liabilities	$8,129	$7,135

Obligations under capital leases	$93	$253

Long-term liabilities	$93	$253

4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	June 30,	September 30,
	2006	2005
Receivables, principally from patients and third-party payors	$110,773	$97,448
Receivables, principally from billings to hospitals for various cardiovascular procedures	3,849	4,358
Amounts due under management contracts	2,651	3,757
Other	2,406	3,070

	119,679	108,633
Less allowance for doubtful accounts	(27,839)	(22,495)

Accounts receivable, net	$91,840	$86,138

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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The following represents summarized financial information of Avera Heart Hospital of South Dakota:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$15,765	$15,128	$47,016	$45,186
Operating income	$4,176	$2,942	$11,687	$8,798
Net income	$3,823	$2,411	$10,666	$7,107

	June 30,	September 30,
	2006	2005
Current assets	$17,471	$17,721
Non-current assets	$34,049	$35,205
Current liabilities	$8,348	$10,003
Non-current liabilities	$23,335	$26,001
6. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	September 30,
	2006	2005
Senior notes	$138,135	$150,000
Notes payable to various lenders	155,976	100,144
Senior secured credit facility	40,148	98,750

	334,259	348,894
Less current portion	(38,069)	(52,503)

Long-term debt	$296,190	$296,391

     During the nine months ended June 30, 2006, the Company entered into the following debt transactions:
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
     Repurchase of Senior Notes— In connection with the sale of HHM and as stipulated by the indenture governing the senior notes, during the nine months ended June 30, 2006, the Company offered to repurchase up to $30.3 million of senior notes. The tender offer for the notes expired during the period and the Company accepted for purchase and paid for $11.9 million principal amount of notes tendered prior to the expiration of the tender offer.
     Convertible Notes Payable — On December 28, 2005, Harlingen Medical Center (HMC) entered into two, $10.0 million convertible notes with a third-party health system. The first note can be voluntarily converted by the health system into a 13.2% ownership interest in HMC after the third anniversary date or it will automatically be converted into an ownership interest in HMC upon the achievement of specified financial targets of the agreement, up until the third anniversary date of the agreement or the fourth anniversary date of the agreement, if extended by HMC. The second note is convertible into the same ownership interest percentage as the first note at the discretion of the health system after the conversion of the first note. The potential ownership interest in HMC by the health system is capped at 49%. The notes bear interest at 5% up until the third anniversary date, after which time the interest rate increases to 8% if the notes have not been converted. Interest payments are due quarterly. If the notes are not converted, the notes are then payable annually in equal principal payments, plus quarterly interest payments, over five years. The notes cannot be prepaid without the consent of the health system and are secured by a second lien on all assets of HMC, except accounts receivable. In accordance with the provisions of EITF 99-1, Accounting for Debt Convertible into the Stock of a Consolidated Subsidiary, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock, the convertible notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the convertible notes has not been accounted for as a separate derivative.

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
     Of the proceeds received as a result of these agreements, $58.0 million was used to pay down a portion of the outstanding balance of the term loan under the Company’s senior secured credit facility (the Senior Secured Credit Facility). In connection with the payments of the Senior Secured Credit Facility and the senior notes, the Company expensed approximately $1.4 million of deferred loan acquisition costs during the nine months ended June 30, 2006.
     Under the Senior Secured Credit Facility, the Company also has a revolving credit facility (Revolving Facility) in the amount of $100.0 million, which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-line for swing-line loans. There were no borrowings under the Revolving Facility at June 30, 2006; however, the Company had letters of credit outstanding of $2.5 million, which reduces availability under the Revolving Facility to $97.5 million.
     Debt Covenants — At June 30, 2006, the Company was in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette and anticipates continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan of $10.2 million has been included in current portion of long-term debt and obligations under capital leases as of June 30, 2006. As of June 30, 2006, the Company was working with the lender to amend the financial covenant. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at June 30, 2006.
     Unconsolidated Affiliate’s Debt — On February 10, 2006, Avera Heart Hospital of South Dakota, the one affiliate hospital in which the Company has a minority interest position, refinanced its then outstanding long-term debt. Prior to the fee refinancing, the Company had guaranteed portions of the debt. Concurrent with the refinancing, these guarantees and the related arrangements were terminated.
7. Liability Insurance Coverage
     During June 2005, the Company entered into a one-year claims paid policy providing coverage for medical malpractice claims in excess of $3.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the Diagnostics Division. During June 2006, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the Diagnostics Division.
     Because of the self-insured retention levels, the Company is required to recognize an estimated expense and liability for the amount of the Company’s retained liability applicable to each malpractice claim. As of June 30, 2006 and September 30, 2005, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.6 million and $5.4 million, respectively, which is included in current liabilities in the consolidated balance sheet.
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
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through June 30, 2006. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.
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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Commitments — Some of the Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among others. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $3.0 million as of June 30, 2006. The Company would only be required to pay this maximum amount if none of the physician groups collected fees for services performed during the guarantee period.
9. Per Share Data
     The calculation of diluted net income (loss) per share considers the potential dilutive effect of options to purchase 2,995,181 and 2,368,243 shares of common stock at prices ranging from $4.75 to $28.79, which were outstanding at June 30, 2006 and 2005, respectively, as well as 220,124 shares of restricted stock which were outstanding at June 30, 2006. Of the outstanding stock options, 631,717 have not been included in the calculation of diluted net income per share for the three months ended June 30, 2006, and 1,429,467 and 120,000 shares have not been included in the calculation of diluted net income per share for the nine months ended June 30, 2006 and 2005, respectively, because the options were anti-dilutive.
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
     Activity for the stock option plans was as follows:

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the Three Months Ended
	June 30, 2006		June 30, 2005
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	2,914,318	$16.37	2,492,543	$13.40

Granted	166,000	15.68	—	—
Exercised	(50,937)	15.17	(122,800)	17.89
Cancelled	(34,200)	20.13	(1,500)	10.80

Outstanding stock options, end of period	2,995,181	$16.31	2,368,243	$13.17

	For the Nine Months Ended
	June 30, 2006		June 30, 2005
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	2,409,618	$13.50	2,730,493	$13.09

Granted	1,030,500	20.80	209,000	22.73
Exercised	(183,237)	11.91	(470,225)	15.81
Cancelled	(261,700)	11.13	(101,025)	18.60

Outstanding stock options, end of period	2,995,181	$16.31	2,368,243	$13.17

The following table summarizes information for stock options outstanding at June 30, 2006:

	Number	Weighted-
	Outstanding	Average	Weighted-
	and	Remaining	Average
Range of Prices	Exercisable	Life (years)	Exercise Price
$4.75 - 9.95	807,736	7.26	$9.61
10.55 - 12.15	340,228	7.05	10.73
14.89 - 15.80	244,500	8.58	15.21
15.91 - 18.60	163,250	8.91	16.52
18.63 - 20.19	454,967	3.91	19.04
20.90 - 21.49	510,000	9.62	21.48
22.50 - 28.79	474,500	9.41	24.06

$4.75 - 28.79	2,995,181	7.67	$16.31

     During the three and nine months ended June 30, 2006, the Company granted to employees 32,813 and 270,836 shares of restricted stock, which vest at various dates through March 2009. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the service period.
11. Reportable Segment Information
     The Company’s reportable segments consist of the Hospital Division and the Diagnostics Division. Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net revenue:
Hospital Division	$176,536	$165,739	$512,791	$482,807
Diagnostics Division	12,739	12,971	39,201	38,427
Corporate and other	557	1,077	2,164	2,922

Consolidated totals	$189,832	$179,787	$554,156	$524,156

Income (loss) from operations:
Hospital Division	$19,339	$15,451	$44,912	$44,317
Diagnostics Division	2,320	2,016	8,203	6,321
Corporate and other	(4,434)	(2,252)	(22,204)	(6,836)

Consolidated totals	$17,225	$15,215	$30,911	$43,802

Depreciation and amortization:
Hospital Division	$7,946	$7,484	$23,706	$22,621
Diagnostics Division	1,474	1,567	4,327	4,618
Corporate and other	198	273	524	845

Consolidated totals	$9,618	$9,324	$28,557	$28,084

Interest expense (income), net:
Hospital Division	$8,920	$8,375	$26,554	$23,484
Diagnostics Division	7	50	47	183
Corporate and other	(2,619)	(850)	(5,053)	(1,392)

Consolidated totals	$6,308	$7,575	$21,548	$22,275

Capital expenditures:
Hospital Division	$3,559	$1,969	$15,043	$10,230
Diagnostics Division	2,404	330	6,912	1,730
Corporate and other	577	747	1,780	1,664

Consolidated totals	$6,540	$3,046	$23,735	$13,624

	June 30,	September 30,
	2006	2005
Aggregate identifiable assets:
Hospital Division	$575,455	$572,991
Diagnostics Division	40,605	39,430
Corporate and other	151,455	150,784

Consolidated totals	$767,515	$763,205

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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2006

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$129,434	$15,127	$—	$144,561
Accounts receivable, net	—	—	4,614	87,226	—	91,840
Other current assets	—	—	26,542	24,029	(12,879)	37,692
Current assets of discontinued operations	—	—	1,099	13,476	(1,099)	13,476

Total current assets	—	—	161,689	139,858	(13,978)	287,569
Property and equipment, net	—	—	22,464	340,931	—	363,395
Investments in subsidiaries	299,480	299,480	(23,395)	(62)	(575,503)	—
Goodwill	—	—	65,540	—	—	65,540
Intercompany notes receivables	—	—	222,044	—	(222,044)	—
Other long-term assets	—	—	20,134	6,365	—	26,499
Long-term assets of discontinued operations	—	—	44,331	19,952	(39,771)	24,512

Total assets	$299,480	$299,480	$512,807	$507,044	$(851,296)	$767,515

Current liabilities:
Accounts payable	$—	$—	$769	$38,225	$—	$38,994
Accrued compensation and benefits	—	—	8,307	14,456	—	22,763
Other current liabilities	—	—	10,292	24,742	(12,879)	22,155
Current portion of long- term debt and obligations under capital leases	—	—	1,504	38,564	—	40,068
Current liabilities of discontinued operations	—	—	—	9,228	(1,099)	8,129

Total current liabilities	—	—	20,872	125,215	(13,978)	132,109
Long- term debt	—	—	177,759	118,431	—	296,190
Obligations under capital leases	—	—	1,068	829	—	1,897
Intercompany notes payable	—	—	—	222,044	(222,044)	—
Deferred income tax liabilities	—	—	13,628	—	—	13,628
Other long- term obligations	—	—	—	319	—	319
Long-term liabilities of discontinued operations	—	—	—	39,864	(39,771)	93

Total liabilities	—	—	213,327	506,702	(275,793)	444,236
Minority interest in equity of consolidated subsidiaries	—	—	—	—	23,799	23,799
Total stockholders’ equity	299,480	299,480	299,480	342	(599,302)	299,480

Total liabilities and stockholders’ equity	$299,480	$299,480	$512,807	$507,044	$(851,296)	$767,515

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$122,829	$18,013	$—	$140,842
Accounts receivable, net	—	—	4,778	81,360	—	86,138
Other current assets	—	—	28,812	21,532	(12,028)	38,316
Current assets of discontinued operations	—	—	1,170	11,546	(1,170)	11,546

Total current assets	—	—	157,589	132,451	(13,198)	276,842
Property and equipment, net	—	—	19,070	349,712	—	368,782
Investments in subsidiaries	282,741	282,741	(15,950)	(64)	(549,468)	—
Goodwill	—	—	65,540	—	—	65,540
Intercompany notes receivable	—	—	275,634	—	(275,634)	—
Other long-term assets	—	—	21,935	5,015	—	26,950
Long-term assets of discontinued operations	—	—	41,884	20,531	(37,324)	25,091

Total assets	$282,741	$282,741	$565,702	$507,645	$(875,624)	$763,205

Current liabilities:
Accounts payable	$—	$—	$1,052	$35,919	$—	$36,971
Accrued compensation and benefits	—	—	6,603	14,442	—	21,045
Other current liabilities	—	—	8,107	25,625	(12,028)	21,704
Current portion of long- term debt and obligations under capital leases	—	—	2,362	52,523	—	54,885
Current liabilities of discontinued operations	—	—	—	8,305	(1,170)	7,135

Total current liabilities	—	—	18,124	136,814	(13,198)	141,740
Long- term debt	—	—	247,605	48,786	—	296,391
Obligations under capital leases	—	—	1,559	1,451	—	3,010
Intercompany notes payable	—	—	—	275,634	(275,634)	—
Deferred income tax liabilities	—	—	15,673	—	—	15,673
Other long- term obligations	—	—	—	497	—	497
Long-term liabilities of discontinued operations	—	—	—	37,577	(37,324)	253

Total liabilities	—	—	282,961	500,759	(326,156)	457,564
Minority interest in equity of consolidated subsidiaries	—	—	—	—	22,900	22,900
Total stockholders’ equity	282,741	282,741	282,741	6,886	(572,368)	282,741

Total liabilities and stockholders’ equity	$282,741	$282,741	$565,702	$507,645	$(875,624)	$763,205

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2006

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,290	$183,731	$(2,189)	$189,832
Total operating expenses	—	—	12,711	162,085	(2,189)	172,607

Income (loss) from operations	—	—	(4,421)	21,646	—	17,225
Interest expense	—	—	(4,634)	(3,236)	—	(7,870)
Interest and other income, net	—	—	8,636	(5,659)	—	2,977
Equity in net earnings of unconsolidated affiliates	4,910	4,910	8,609	—	(17,021)	1,408

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	4,910	4,910	8,190	12,751	(17,021)	13,740
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(4,742)	(4,742)

Income (loss) from continuing operations before income taxes and discontinued operations	4,910	4,910	8,190	12,751	(21,763)	8,998
Income tax expense	—	—	(3,649)	—	—	(3,649)

Income (loss) from continuing operations	4,910	4,910	4,541	12,751	(21,763)	5,349
Income (loss) from discontinued operations, net of taxes	—	—	369	(808)	—	(439)

Net income (loss)	$4,910	$4,910	$4,910	$11,943	$(21,763)	$4,910

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2005

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,301	$173,873	$(2,387)	$179,787
Total operating expenses			10,941	156,018	(2,387)	164,572

Income (loss) from operations	—	—	(2,640)	17,855	—	15,215
Interest expense	—	—	(5,637)	(2,803)	—	(8,440)
Interest and other income, net	—	—	6,434	(5,566)	—	868
Equity in net earnings of unconsolidated affiliates	2,749	2,749	7,525	—	(12,124)	899

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	2,749	2,749	5,682	9,486	(12,124)	8,542
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(3,956)	(3,956)

Income (loss) from continuing operations before income taxes and discontinued operations	2,749	2,749	5,682	9,486	(16,080)	4,586
Income tax expense	—	—	(1,952)	—	—	(1,952)

Income (loss) from continuing operations	2,749	2,749	3,730	9,486	(16,080)	2,634
Income (loss) from discontinued operations, net of taxes	—	—	(981)	1,096	—	115

Net income (loss)	$2,749	$2,749	$2,749	$10,582	$(16,080)	$2,749

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2006

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$24,190	$537,027	$(7,061)	$554,156
Total operating expenses	—	—	47,068	483,238	(7,061)	523,245

Income (loss) from operations	—	—	(22,878)	53,789	—	30,911
Interest expense	—	—	(16,545)	(9,283)	—	(25,828)
Interest and other income (expense), net	—	—	22,893	(17,145)	—	5,748
Equity in net earnings of unconsolidated affiliates	1,637	1,637	19,092	—	(18,483)	3,883

Income (loss) before minority interest, income taxes and discontinued operations	1,637	1,637	2,562	27,361	(18,483)	14,714
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(12,350)	(12,350)

Income (loss) before income taxes and discontinued operations	1,637	1,637	2,562	27,361	(30,833)	2,364
Income tax expense	—	—	(993)	—	—	(993)

Income (loss) from continuing operations	1,637	1,637	1,569	27,361	(30,833)	1,371
Income (loss) from discontinued operations	—	—	68	198	—	266

Net income	$1,637	$1,637	$1,637	$27,559	$(30,833)	$1,637

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2005

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$24,484	$506,822	$(7,150)	$524,156
Total operating expenses			32,318	455,186	(7,150)	480,354

Income (loss) from operations	—	—	(7,834)	51,636	—	43,802
Interest expense	—	—	(16,668)	(7,461)	—	(24,129)
Interest and other income (expense), net	—	—	17,882	(16,012)	—	1,870
Equity in net earnings of unconsolidated affiliates	11,092	11,092	32,155	—	(51,785)	2,554

Income before minority interest, income taxes and discontinued operations	11,092	11,092	25,535	28,163	(51,785)	24,097
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(12,357)	(12,357)

Income before income taxes and discontinued operations	11,092	11,092	25,535	28,163	(64,142)	11,740
Income tax expense	—	—	(4,814)	—	—	(4,814)

Income from continuing operations	11,092	11,092	20,721	28,163	(64,142)	6,926
Income (loss) from discontinued operations	—	—	(9,629)	13,795	—	4,166

Net income	$11,092	$11,092	$11,092	$41,958	$(64,142)	$11,092

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by operating activities	$—	$11,357	$42,756	$—	$54,113
Net cash provided by (used in) investing activities	(2,684)	14,448	(15,109)	(19,970)	(23,315)
Net cash provided by (used in) financing activities	2,684	(19,200)	(30,533)	19,970	(27,079)

Increase (decrease) in cash and cash equivalents	—	6,605	(2,886)	—	3,719
Cash and cash equivalents:
Beginning of period	—	122,829	18,013	—	140,842

End of period	$—	$129,434	$15,127	$—	$144,561

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by operating activities	$—	$7,356	$40,462	$—	$47,818
Net cash provided by (used in) investing activities	(8,691)	14,006	26,992	(3,281)	29,026
Net cash provided by (used in) financing activities	8,691	46,556	(64,911)	3,281	(6,383)

Increase in cash and cash equivalents	—	67,918	2,543	—	70,461
Cash and cash equivalents:
Beginning of period	—	56,122	13,733	—	69,855

End of period	$—	$124,040	$16,276	$—	$140,316

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
Overview
     General. We are a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence as well as with community hospital systems. We also manage the cardiovascular program of various hospitals operated by other parties. We opened our first hospital in 1996 and currently have ownership interests in and operate eleven hospitals, excluding Tucson Heart Hospital, which we intend to sell. We have majority ownership of ten of these hospitals and a minority interest in one. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services, and the medical staff at each of our hospitals includes qualified physicians in various specialties. The hospitals in which we have ownership interests have a total of 667 licensed beds and are located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
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
     On June 20, 2006, we announced that we intend to sell our 58.8% interest in Tucson Heart Hospital (THH) to Carondelet Health Network, a southern Arizona-based not-for-profit health care organization and part owner of THH. The terms of the sale are subject to the signing of a definitive agreement and customary closing conditions. In addition, during the first quarter of fiscal 2005, we closed The Heart Hospital of Milwaukee (HHM) and sold substantially all of the hospital’s assets. Accordingly, for the three and nine months ended June 30, 2006 and 2005, the results of operations of THH and HHM, as well as the related gain on the sale of the assets of HHM, have been excluded from continuing operations and are reported in income (loss) from discontinued operations.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended June 30,		Nine Months Ended June 30,
Division	2006	2005	2006	2005
Hospital	93.0%	92.2%	92.5%	92.1%
Diagnostics	6.7%	7.2%	7.1%	7.3%
Corporate and other	0.3%	0.6%	0.4%	0.6%

Net Revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended June 30,		Nine Months Ended June 30,
Payor	2006	2005	2006	2005
Medicare	44.9%	48.8%	46.1%	49.2%
Medicaid	4.6%	3.8%	4.5%	3.8%
Commercial and other, including self-pay	50.5%	47.4%	49.4%	47.0%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

     While commercial and self-pay net revenue has increased in recent periods, significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid and we expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue will remain significant in future periods. However, our payor mix is subject to fluctuations due to changes in reimbursement, market and industry trends with self-pay patients and other similar factors.
     The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect our business. Historically, Congress and some state legislatures have, from time to time, proposed significant changes in the healthcare system. Many of these changes have resulted in limitations on, and in some cases, significant reductions in the levels of, payments to healthcare providers for services under many government reimbursement programs. Most recently, the Department of Health and Human Services has changed and has proposed to further refine the diagnosis-related group (DRG) system under the Medicare hospital inpatient prospective payment system. The stated intent of these refinements to the DRG system is to better capture differences in the severity of illness among patients and to base Medicare reimbursement upon the estimated costs of providing care, rather than actual charges for care. Implementation of these proposals could, or future federal and state legislation or action by government agencies may, materially and adversely reduce the payments we or our facilities receive for our services to patients covered by Medicare, Medicaid and commercial plans indexed to Medicare. The payment reductions would in turn negatively impact our financial position and results of operations. As we are currently evaluating the impact of the changes to the DRG system that were announced on August 1, 2006, no impairment charge was recorded during the nine months ended June 30, 2006; however, the financial impact on certain individual hospitals may result in a future write-off of long-lived assets.
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
Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,
			Increase / Decrease		% of Net Revenue
	2006	2005	$	%	2006	2005
		(in thousands)
Net revenue	$189,832	$179,787	$10,045	5.6%	100.0%	100.0%
Operating expenses:
Personnel expense	58,033	53,893	4,140	7.7%	30.6%	30.0%
Medical supplies expense	52,657	51,047	1,610	3.2%	27.7%	28.4%
Bad debt expense	14,228	13,874	354	2.6%	7.6%	7.7%
Other operating expenses	37,916	36,286	1,630	4.5%	20.0%	20.2%
Depreciation	9,366	9,034	332	3.7%	4.9%	5.0%
Amortization	252	290	(38)	(13.1)%	0.1%	0.1%
(Gain) loss on disposal of property, equipment and other assets	(296)	148	(444)	(300.0)%	(0.2)%	0.1%
Impairment of long-lived assets	451	—	451	100.0%	0.2%	—

Total operating expenses	172,607	164,572	8,035	4.9%	90.9%	91.5%

Income from operations	17,225	15,215	2,010	13.2%	9.1%	8.5%
Other income (expenses):
Interest expense	(7,870)	(8,440)	570	6.8%	(4.1)%	(4.7)%
Interest and other income, net	2,977	868	2,109	243.0%	1.6%	0.5%
Equity in net earnings of unconsolidated affiliates	1,408	899	509	56.6%	0.7%	0.5%

Total other expenses, net	(3,485)	(6,673)	3,188	47.8%	(1.8)%	(3.7)%

Income from continuing operations before minority interest, income taxes and discontinued operations	13,740	8,542	5,198	60.9%	7.3%	4.8%
Minority interest share of earnings of consolidated subsidiaries	(4,742)	(3,956)	(786)	(19.9)%	(2.5)%	(2.2)%

Income from continuing operations before income taxes and discontinued operations	8,998	4,586	4,412	96.2%	4.8%	2.6%
Income tax expense	3,649	1,952	1,697	86.9%	1.9%	1.1%

Income from continuing operations	5,349	2,634	2,715	103.1%	2.9%	1.5%
(Loss) income from discontinued operations, net of taxes	(439)	115	(554)	(481.7)%	(0.2)%	—

Net income	$4,910	$2,749	$2,161	78.6%	2.7%	1.5%

     The following table presents selected operating data on a consolidated basis for the periods indicated:

	Three Months Ended June 30,
	2006	2005	% Change
Selected Operating Data (a):
Number of hospitals	10	10
Licensed beds (b)	612	612
Staffed and available beds (c)	595	571
Admissions (d)	11,115	10,364	7.2%
Adjusted admissions (e)	14,494	13,555	6.9%
Patient days (f)	35,508	36,281	(2.1)%
Adjusted patient days (g)	46,318	47,202	(1.9)%
Average length of stay (days) (h)	3.19	3.50	(8.9)%
Occupancy (i)	65.6%	69.8%
Inpatient catheterization procedures	5,838	5,457	7.0%
Inpatient surgical procedures	2,920	2,915	0.2%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient days. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.
     Net Revenue. Net revenue increased 5.6% or $10.0 million to $189.8 million for the three months ended June 30, 2006, the third quarter of our fiscal year 2006, from $179.8 million for the three months ended June 30, 2005, the third quarter of our fiscal year 2005. The increase was entirely attributable to the hospital division as we experienced small decreases in our other divisions for the comparable periods.
     The increase in hospital division net revenue of $10.8 million was a result of increases in net revenue at the majority of our facilities period to period, although certain facilities did experience a decline in net revenue. Our three newest facilities, Heart Hospital of Lafayette, Texsan Heart Hospital and Louisiana Heart Hospital comprised 34.2% of the net revenue increase quarter to quarter. Overall, on a consolidated basis, hospital admissions increased 7.2% and adjusted admissions increased 6.9% for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. While we experienced increases in both revenue and operating statistics for the hospital division as a whole for the comparable periods, the favorable trends at the majority of our hospitals were partially offset by lower admissions and lower net revenue at certain of our hospitals. On an adjusted admissions basis, revenue declined slightly to $12,098 for the three months ended June 30, 2006 as compared to $12,204 for the three months ended June 30, 2005. Further, Heart Hospital of Lafayette is not performing to management’s expectations due to weaker volumes than we anticipated. We are monitoring the operations of all our facilities and we continue to take actions to improve the performance; however, as net revenue is influenced by a number of factors including payor mix, number and nature of procedures and overall admissions, the revenue trends at individual hospitals may experience unpredictable fluctuations.
     During the third quarter of fiscal 2006, we recognized unfavorable contractual adjustments of $0.5 million related to Medicare and Medicaid cost report settlements for prior periods. In addition, we incurred $1.4 million of contractual allowance adjustments that decreased net revenue as a result of our calculation of amounts owed to us by Medicare under disproportionate share hospital (DSH) provisions for fiscal 2005 based on rates published in early August 2006. DSH amounts are provided to facilities that have a high proportion of Medicaid payors and the calculation of the amounts owed is based on formulas that incorporate the number of Medicaid days among other factors. There were no such contractual adjustments during the third quarter of fiscal 2005.
      Also, during the third quarter of fiscal 2006, we received the final payment from our insurance carrier related to the temporary suspension of services at Arizona Heart Hospital resulting from a fire at the facility during the first quarter of fiscal 2006. Receipt of this payment increased our third quarter net revenue by $1.2 million.
     Personnel expense. Personnel expense increased 7.7% to $58.0 million for the third quarter of fiscal 2006 from $53.9 million for the third quarter of fiscal 2005. The $4.1 million increase in personnel expense was partially due to $1.8 million in non-cash share-based compensation recognized during the third quarter of fiscal 2006. In comparison, there was no non-cash share-based compensation recognized during the third quarter of fiscal 2005. Excluding the non-cash share-based compensation, personnel expense increased $2.3 million, or 4.4%, for the comparable periods and as a percentage of net revenue, personnel expense decreased to 29.6% from 30.0%.
     On October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Using this methodology and since all options are immediately vested, the share-based compensation expense recognized for the three months ended June 30, 2006 was $1.4 million, which was a result of filling certain vacant senior management positions during the period. In addition, we recognized $0.4 million of non-cash share-based compensation expense related to the amortization of the expense related to restricted stock awards issued during the second quarter of fiscal 2006. All options granted during the three months ended June 30, 2005 under the Company’s stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant and therefore, no share-based compensation expense was recorded for the three months ended June 30, 2005. See “Recent Accounting Pronouncements.”
     The remaining increase in personnel expense was primarily incurred at our hospitals due to cost of living wage adjustments during the first quarter of fiscal 2006, in addition to increased staffing, permanent and contract, at certain facilities to support the overall growth in admissions in the third quarter of fiscal 2006 compared to the same period in fiscal 2005 for these facilities. On an adjusted patient day basis, personnel expense increased by 6.3% to $1,157 per adjusted patient day for the third quarter of fiscal 2006 compared to $1,088 per adjusted patient day for the third quarter of fiscal 2005. This increase is driven by the cost of living wage increases, as well as the decrease in our average length of stay, which is consistent with our focus on efficient patient care at our facilities. On an adjusted admissions basis, personnel costs actually decreased by 2.2% period to period.
     Medical supplies expense. Medical supplies expense increased 3.2% to $52.7 million for the third quarter of fiscal 2006 from $51.0 million for the third quarter of fiscal 2005, which is primarily attributable to the increased volume during the period. On an adjusted patient day basis, medical supplies expense increased to $1,059 per adjusted patient day for the third quarter of fiscal 2006 compared to $999 per adjusted patient day for the third quarter of fiscal 2005, which is a 6.1% increase. As a percentage of net revenue, medical supplies expense decreased to 27.7% as compared to 28.4% for the three months ended June 30, 2006 and 2005, respectively. As a result of a reduction in certain procedures that utilize high-cost medical devices and a decline in the per unit cost for our more expensive supplies, on an adjusted admissions basis, medical supplies expense also decreased 2.6% period to period.

     Bad debt expense. Bad debt expense increased 2.6% to $14.2 million for the third quarter of fiscal 2006 from $13.9 million for the third quarter of fiscal 2005. As a percentage of net revenue, bad debt expense was 7.6% for the third quarter of fiscal 2006 as compared to 7.7% for the third quarter of fiscal 2005. While we experienced a net decrease in bad debt expense as a percentage of net revenue, we continued to incur incremental expense due to the higher number of self-pay patients. Overall, revenue for uninsured patients comprised 8.1% of hospital division net revenue for the third quarter of fiscal 2006 as compared to 7.8% in the same period in the prior year.
     Other operating expenses. Other operating expenses increased 4.5% to $37.9 million for the three months ended June 30, 2006 from $36.3 million for the three months ended June 30, 2005. As a percentage of net revenue, other operating expenses decreased to 20.0% for the third quarter of fiscal 2006 from 20.2% for the same period in fiscal 2005. The $1.6 million increase in other operating expenses was primarily due to higher maintenance costs at our newer facilities, as they have completed their second year of operations, as well as incremental advertising costs in several markets period to period.
     Impairment of long-lived assets. During the third quarter of fiscal 2006, management decided to discontinue the implementation of certain nurse staffing software and as a result, a $0.5 million impairment charge was recognized to write-off the costs incurred to date on such software. As we are currently reviewing the long-term outlook of Heart Hospital of Lafayette to determine plans and strategic direction, a future write-off or impairment of long-lived assets related to this facility may be necessary. There were no impairments of long-lived assets in the third quarter of fiscal 2005.
     Interest expense. Interest expense decreased 6.8% to $7.9 million for the third quarter of fiscal 2006 compared to $8.4 million for the third quarter of fiscal 2005. This decrease in interest expense is primarily due to the overall reduction in outstanding debt period to period as the amount of total debt at June 30, 2006 is approximately 5.2% lower than the total debt outstanding at June 30, 2005.
     Interest and other income, net. Interest and other income, net increased to $3.0 million for the third quarter of fiscal 2006 from $0.9 million for the third quarter of fiscal 2005. This $2.1 million is increase primarily due to the receipt of $2.0 million as a part of a settlement agreement related to a lawsuit. The proceeds received from the settlement were partially offset by $0.6 million of legal fees incurred related to the settlement. The remainder of the increase in interest and other income, net period to period is due to higher interest earned on available cash and cash equivalents as well as higher rates of return on our short-term investments.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased to $1.4 million in the third quarter of fiscal 2006 from $0.9 million in the third quarter of 2005. The majority of the increase is attributable to growth in earnings at the one hospital in which we hold less than a 50% interest, with the remainder being attributable to growth in earnings in various diagnostic entities in which we hold less than a 50% interest.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries was $4.7 million for the third quarter of fiscal 2006 as compared to $4.0 million for the third quarter of fiscal 2005. This $0.8 million increase was due to the net increase in earnings of certain of our established hospitals and diagnostics ventures which were allocated to our minority partners on a pro rata basis. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of June 30, 2006, we had remaining cumulative disproportionate loss allocations of approximately $30.9 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses depending on the results of operations of facilities with minority ownership interests. We could also be required to recognize disproportionate losses at our other facilities not currently in a disproportionate allocation position depending on their results of operations in future periods. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
     Income tax expense. Income tax expense was $3.6 million for the third quarter of fiscal 2006 compared to $2.0 million for the third quarter of fiscal 2005, which represents an effective tax rate of approximately 40.6% and 42.6%, respectively. The overall change in income taxes expense is due to the respective fluctuation in taxable income for the fiscal periods, while the fluctuation in the effective rate is primarily a result of the impact of certain non-deductible expenses in the periods.
     Income (loss) from discontinued operations. During the third quarter of fiscal 2006, we signed a letter of intent to sell our interest in Tucson Heart Hospital. Accordingly, the hospital is accounted for as discontinued operations. The income (loss) from discontinued operations in the respective fiscal periods represents the operating results, net of the related income taxes, of the facility during the period.
Results of Operations
Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Nine Months Ended June 30,
			Increase / Decrease		% of Net Revenue
	2006	2005	$	%	2006	2005
		(in thousands)
Net revenue	$554,156	$524,156	$30,000	5.7%	100.0%	100.0%
Operating expenses:
Personnel expense	181,211	159,874	21,337	13.3%	32.7%	30.5%
Medical supplies expense	154,735	148,813	5,922	4.0%	27.9%	28.4%
Bad debt expense	44,405	36,063	8,342	23.1%	8.0%	6.9%
Other operating expenses	114,123	107,316	6,807	6.3%	20.5%	20.5%
Depreciation	27,801	27,214	587	2.2%	5.1%	5.1%
Amortization	756	870	(114)	(13.1)%	0.1%	0.2%
(Gain)/loss on disposal of property, equipment and other assets	(237)	204	(441)	(216.2)%	—	—
Impairment of long-lived assets	451	—	451	100.0%	0.1%	—

Total operating expenses	523,245	480,354	42,891	8.9%	94.4%	91.6%

Income from operations	30,911	43,802	(12,891)	(29.4)%	5.6%	8.4%
Other income (expenses):
Interest expense	(25,828)	(24,129)	(1,699)	(7.0)%	(4.6)%	(4.6)%
Interest and other income, net	5,748	1,870	3,878	207.4%	1.0%	0.3%
Equity in net earnings of unconsolidated affiliates	3,883	2,554	1,329	52.0%	0.7%	0.5%

Total other expenses, net	(16,197)	(19,705)	3,508	17.8%	(2.9)%	(3.8)%

Income from continuing operations before minority interest, income taxes and discontinued operations	14,714	24,097	(9,383)	(38.9)%	2.7%	4.6%
Minority interest share of earnings of consolidated subsidiaries	(12,350)	(12,357)	(7)	(0.1)%	(2.2)%	(2.4)%

Income from continuing operations before income taxes and discontinued operations	2,364	11,740	(9,376)	(79.9)%	0.5%	2.2%
Income tax expense	993	4,814	(3,821)	(79.4)%	0.3%	0.9%

Income from continuing operations	1,371	6,926	(5,555)	(80.2)%	0.2%	1.3%
Income from discontinued operations, net of taxes	266	4,166	(3,900)	(93.6)%	0.1%	0.8%

Net income	$1,637	$11,092	$(9,455)	(85.2)%	0.3%	2.1%

     The following table presents selected operating data on a consolidated basis for the periods indicated:

	Nine Months Ended June 30,
	2006	2005	% Change
Selected Operating Data (consolidated) (a):
Number of hospitals	10	10
Licensed beds (b)	612	612
Staffed and available beds (c)	595	571
Admissions (d)	32,987	31,119	6.0%
Adjusted admissions (e)	42,822	40,349	6.1%
Patient days (f)	109,497	109,738	(0.2)%
Adjusted patient days (g)	142,178	141,677	0.4%
Average length of stay (days) (h)	3.32	3.53	(5.9)%
Occupancy (i)	67.4%	70.4%
Inpatient catheterization procedures	17,029	16,220	5.0%
Inpatient surgical procedures	8,702	8,495	2.4%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient days. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.
     Net Revenue. Net revenue increased 5.7% or $30.0 million to $554.2 million for the nine months ended June 30, 2006 from $524.2 million for the nine months ended June 30, 2005. The increase was entirely attributable to the hospital division.
     The increase in hospital division net revenue of $30.0 million was a result of increases in net revenue at the majority of our facilities period to period, although certain facilities did experience a decline in net revenue. Our three newest facilities, Heart Hospital of Lafayette, Texsan Heart Hospital and Louisiana Heart Hospital, comprised 56.7% of the net revenue increase period to period. Overall, on a consolidated basis, hospital admissions increased 6.0% and adjusted admissions increased 6.1% for the year to date period in fiscal 2006 compared to fiscal 2005. Revenue per adjusted admission was essentially unchanged at $11,916 for the nine months ended June 30, 2006 as compared to $11,943 for the nine months ended June 30, 2005.
     During the nine months ended June 30, 2006, we recognized net negative contractual adjustments to our net revenue of $3.6 million related to the filing of our 2005 Medicare cost reports as well as other Medicare and Medicaid settlement adjustments. By contrast, we recognized adjustments that increased our net revenue by $1.8 million for prior period cost reports in fiscal 2005.
     Personnel expense. Personnel expense increased 13.3% to $181.2 million for the nine months ended June 30, 2006 from $159.9 million for the nine months ended June 30, 2005. The $21.3 million increase in personnel expense was partially due to $12.4 million in non-cash share-based compensation recognized during the nine month period in fiscal 2006. In comparison, there was no non-cash share-based compensation during the same period in fiscal 2005. Excluding the non-cash share-based compensation, personnel expense increased $8.9 million, or 5.6%, for the comparable periods and as a percentage of net revenue, personnel expense was unchanged at 30.5% for both periods.
     On October 1, 2005, we adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Using this methodology and since all options are immediately vested, the share-based compensation expense recognized for the nine months ended June 30, 2006 was $11.9 million, which was a result of the appointment of a new president and chief executive officer as well as a new chief operating officer in addition to the filling of certain vacant senior management positions during the period. In addition, we recognized $0.5 million of non-cash shared-based compensation expense related to the amortization of the expense related to restricted stock awards issued during the second quarter of fiscal 2006. All options granted during the nine months ended June 30, 2005 under the Company’s stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant and therefore, no share-based compensation expense was recorded for the nine months ended June 30, 2005. See “Recent Accounting Pronouncements.”
     The remaining increase in personnel expense was primarily incurred at our hospitals due to cost of living wage adjustments during the first quarter of fiscal 2006, in addition to increased staffing, permanent and contract, at certain facilities to support the overall growth in admissions in nine months ended June 30, 2006 compared to the same period in fiscal 2005 for these facilities. On an adjusted patient day basis, personnel expense increased by 5.0% to $1,130 per adjusted patient day for the nine months in fiscal 2006 compared to $1,076 per adjusted patient day for the nine months in fiscal 2005. This increase is driven by the cost of living wage increases, as well as the decrease in our average length of stay, which is consistent with our focus on efficient patient care at our facilities. On an adjusted admissions basis, personnel costs actually decreased by 0.5% period to period.
     Medical supplies expense. Medical supplies expense increased 4.0% to $154.7 million for the nine months ended June 30, 2006 from $148.8 million for the same period in fiscal 2005. On an adjusted patient day basis, medical supplies expense increased to $1,010 per adjusted patient day for the year to date period in fiscal 2006 compared to $968 per adjusted patient day for fiscal 2005, which is a 4.3% increase. As a percentage of net revenue, medical supplies expense decreased to 27.9% as compared to 28.4% for the nine months ended June 30, 2006 and 2005, respectively. Further, on an adjusted admissions basis, medical supplies expense decreased 1.4% period to period.
     The increase in medical supplies expense during the nine months ended June 30, 2006 is primarily attributable to the increased procedure volume during the period. While medical supplies expense is down slightly period to period as a percentage of net revenue and on an adjusted admissions basis due to a reduction in the per unit cost for our more expensive supplies, since late in fiscal 2004 and throughout fiscal 2005, we have experienced an increase in cardiac procedures that use high-cost medical devices and supplies. In addition, in the latter half of fiscal 2005, we saw an increase in vascular related supply expense due to an increase in vascular procedures. Medical supplies expense in future periods will be influenced by our ability to continue to reduce the per unit cost of our supplies and the volume and types of procedures performed.
     Bad debt expense. Bad debt expense increased 23.1% to $44.4 million for the nine months ended June 30, 2006 from $36.1 million for the nine months ended June 30, 2005. As a percentage of net revenue, bad debt expense was 8.0% for the fiscal 2006 period as compared to 6.9% for the fiscal 2005 period. While the majority of the increase in bad debt expense was incurred in the hospital division due to the growth in net revenue at newer hospitals, a significant portion of the increase was due to a higher percentage of uninsured patients period to period. Overall, self-pay patient revenue comprised 7.7% of hospital division net revenue for the nine months ended June 30, 2006 as compared to 7.2% in the same period in the prior year. Consistent with the trends experienced in the second half of fiscal 2005, the increase in self-pay patient revenue has directly impacted the increase in bad debt expense. Further, we saw growth in commercial revenue during the comparable periods and due to increasing deductibles and other amounts that are ultimately the patient’s responsibility, an increase in commercial revenue also has a direct impact on overall bad debt expense. We anticipate that bad debt expense will continue to approximate the levels that we have experienced during fiscal 2006 on a percentage of net revenue basis.
     Other operating expenses. Other operating expenses increased 6.3% to $114.1 million for the nine months ended June 30, 2006 from $107.3 million for the nine months ended June 30, 2005. As a percentage of net revenue, other operating expenses was unchanged at 20.5% for comparable periods. The $6.8 million increase in other operating expenses was primarily due to higher maintenance costs at our newer facilities, as they have completed their second year of operations, as well as incremental advertising costs in several markets period-to-period. In addition, we incurred recruitment and relocation fees associated with the hiring of our new president and chief executive officer as well as our new chief operating officer and severance costs for former executives during the nine months ended June 30, 2006.
     Interest expense. Interest expense increased 7.0% to $25.8 million for the nine months ended June 30, 2006 compared to $24.1 million for the nine months ended June 30, 2005. The $1.7 million increase in interest expense is primarily attributable to $1.4 million in deferred loan acquisition costs that were expensed during the nine months ended June 30, 2006 as a result of the prepayments of $58.0 million of term debt and $11.9 million of our senior notes. The remainder of the increase is due to the rise in the variable interest rates on portions of our debt, partially offset by overall lower debt balances due to the prepayments. As of June 30, 2006, approximately 15.9% of our outstanding debt bears interest based on variable rates.
     Interest and other income, net. Interest and other income, net increased to $5.7 million for the nine months ended June 30, 2006 from $1.9 million for the nine months ended June 30, 2005. This increase is partially due to the receipt of $2.0 million as a part of a settlement agreement related to a lawsuit. The proceeds received from the settlement were offset in part by $0.6 million of legal fees incurred related to the settlement. The remainder of the increase in interest and other income, net, period to period is due to higher interest earned on available cash and cash equivalents as well as higher rates of return on our short-term investments.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased to $3.9 million for the nine months ended June 30, 2006 from $2.6 million for the nine months ended June 30, 2005. The majority of the increase is attributable to growth in earnings at the one hospital in which we hold less than a 50% interest, with the remainder being attributable to growth in earnings in various diagnostic entities in which we hold less than a 50% interest.
     Income tax expense. Income tax expense was $1.0 million for the nine months ended June 30, 2006 compared to $4.8 million for the nine months ended June 30, 2005, which represents an effective tax rate of approximately 42.0% and 41.0%, respectively. The overall change in income tax expense is due to the respective fluctuation in taxable income for the fiscal periods, while the fluctuation in the effective rate is primarily a result of the impact of certain non-deductible expenses in the periods.
     Income from discontinued operations. During the third quarter of fiscal 2006, we signed a letter of intent to sell our interest in Tucson Heart Hospital (THH). In addition, during the first quarter of fiscal 2005, we closed and sold substantially all of the assets of The Heart Hospital of Milwaukee (HHM). The income from discontinued operations in the respective fiscal periods represents the operating results of THH, net of the related income taxes, of the facility during the period. In addition, the income from discontinued operations in the nine months ended June 30, 2005 includes the gain on the sale of the assets of HHM of approximately $9.3 million, partially offset by operating losses, shut-down costs and overall income tax expense associated with the facility.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital was $155.5 million at June 30, 2006 and $135.1 million at September 30, 2005. The increase of $20.4 million in working capital primarily resulted from a decrease in the current portion of long-term debt and obligations under capital leases of $14.8 million combined with an overall increase in net receivables, both of which were partially offset by a net increase in accounts payable and accrued liabilities. The changes in receivables, accounts payable and accrued liabilities were driven by overall operations, as further described below. The decrease in the current portion of long-term debt and obligations under capital leases is the result of the $35.3 million mortgage loan at the Heart Hospital of Austin being classified as long term at June 30, 2006 as such amount was refinanced into a 10-year loan during the current period. The loan was originally scheduled to mature during the second quarter of 2006 and therefore, was considered current as of September 30, 2005. This decrease in the current portion of long-term debt was partially offset by a $20.9 million increase in the category due to the scheduled maturity of the mortgage loan at another one of our facilities in October 2006 and therefore, this loan is considered current as of June 30, 2006, whereas the amount was still considered long-term as of September 30, 2005.
     The cash provided by operating activities of continuing operations was $53.4 million and $54.5 million for the first nine months of fiscal 2006 and 2005, respectively. While our cash provided by operating activities from continuing operations was relatively unchanged period to period, our cash from operating activities for fiscal 2006 was reduced by the increase in net receivables and inventory, with the overall increase in accounts payable and accrued liabilities partially offsetting this unfavorable change. The increase in receivables and a portion of the increase in payables was driven by the growth in volume during the third quarter of fiscal 2006. The volume increase, as well as the timing of certain bulk purchases, resulted in higher inventories of medical supplies and drove the remainder of the increase in payables. In addition to the volume growth, our receivables were negatively impacted by a slight increase in the days of net revenue in receivables. For the nine months ended June 30, 2006 and 2005, our hospital division had 45 and 43 days, respectively, of net revenue in receivables, which is a result of the overall shift in payor mix to a higher percentage of self-pay and commercial during the current period.
     Our investing activities from continuing operations used net cash of $22.6 million for the first nine months of fiscal 2006 compared to net cash provided of $29.7 million for the first nine months of fiscal 2005. The cash used by investing activities in the first nine months of fiscal 2006 was primarily for capital expenditures for the period, whereas the net cash provided by investing activities in the first nine months of fiscal 2005 was principally due to the proceeds from the sale of The Heart Hospital of Milwaukee, offset in part by capital expenditures for the period.
     Our financing activities used net cash of $26.8 million for the first nine months of fiscal 2006 compared to net cash used of $1.9 million for the first nine months of fiscal 2005. The net cash used for financing activities for the first nine months of fiscal 2006 is a result of distributions to minority partners of $12.1 million and the repayments, net of borrowings, of long-term debt and obligations under capital leases of $14.7 million. During the nine months ended June 30, 2006, Harlingen Medical Center issued $60.0 million of long-term debt to various third parties. The proceeds from the issuance of this debt, net of loan acquisition costs, were used to prepay $58.0 million of the term loan under our senior secured credit facility. In addition, in connection with the sale of The Heart Hospital of Milwaukee and as stipulated by the indenture governing our senior notes, during the nine months ended June 30, 2006 we offered to repurchase up to $30.3 million of senior notes. The tender offer for the notes expired during the period and we accepted for purchase and paid for $11.9 million principal amount of notes tendered prior to the expiration of the tender offer. The remainder of the payments were made in accordance with the scheduled payment terms. The $1.9 million of net cash used by financing activities for the first nine months of fiscal 2005 was primarily the result of distributions to minority partners of $8.8 million and the repayment of long-term debt of $4.8 million partially offset by proceeds from exercised stock options of $7.4 million and investments by minority partners of $3.7 million.
     Capital Expenditures. Expenditures for property and equipment for the first nine months of fiscal years 2006 and 2005 were $23.7 million and $13.6 million, respectively. For both periods, our capital expenditures principally were focused on improvements to existing facilities. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
     Obligations and Availability of Financing. At June 30, 2006, we had $338.2 million of outstanding debt, $40.1 million of which was classified as current. Of the outstanding debt, $138.1 million was outstanding under our 9 7/8% senior notes, $40.1 million was outstanding under our senior secured credit facility and $157.3 million was outstanding to lenders to our hospitals. The remaining $2.7 million of debt was outstanding to lenders for diagnostic services under capital leases and other miscellaneous indebtedness.
     No amounts were outstanding to lenders under our $100.0 million revolving credit facility at June 30, 2006. At the same date, however, we had letters of credit outstanding of $2.5 million, which reduced our availability under this facility to $97.5 million.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At June 30, 2006, we were in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette and we anticipate continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan of $10.2 million has been included in current portion of long-term debt and obligations under capital leases as of June 30, 2006. As of June 30, 2006, we were working with the lender to amend the financial covenant. We were in compliance with all other covenants in the instruments governing our outstanding debt at June 30, 2006.
     At June 30, 2006, we guaranteed either all or a portion of the obligations of our consolidated subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
     We believe that internally generated cash flows and available borrowings under our senior secured credit facility, together with the remaining net proceeds of our initial public offering and borrowings available under equipment debt commitments will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
     Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of June 30, 2006 was $282.7 million.
     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan amortizes based on a 20-year term, matures on June 30, 2011 and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate based on June 2011 treasury yield plus an applicable margin. The weighted average interest rate for the intercompany real estate loans at June 30, 2006 was 8.30%.
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 2 to 5 years. The intercompany equipment loans accrue interest at fixed rates ranging from 6.31% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at June 30, 2006 was 7.17%.
     We receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.
     We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital and other loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinated to each hospital’s third-party mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interest in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of the borrowing hospital’s accounts receivable. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of June 30, 2006 and September 30, 2005, we held $98.7 million and $93.3 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals. In connection with the potential sale of Tuscon Heart Hospital, a portion of the real estate and working capital loans will be monetized upon the divestiture.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.
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
     We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the three and nine months ended June 30, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the financials statements from prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
     As required under SFAS No. 123R in calculating the share-based compensation expense for the three and nine months ended June 31, 2006 and as required under SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation, in calculating the share-based compensation expense for the three and nine months ended June 30, 2005, the fair value of each option grant was estimated on the date of grant. We used the Black-Scholes option-pricing model, which requires certain assumptions and the same methodologies were employed in both fiscal 2006 and fiscal 2005 to determine the majority of these assumptions. The expected life was determined in fiscal 2006 using an analysis of historical behavior for different groups of similar employees and was determined in fiscal 2005 using a historical behavior analysis for all employees, not segregated into homogenous groups.
     Share-based compensation expense recognized for the three and nine months ended June 30, 2006 was $1.8 million and $12.4 million, respectively. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during that period as all such options were immediately vested and all unvested options outstanding prior to October 1, 2005 were cancelled during the period. Since all options granted during the three and nine months ended June 30, 2005 under our stock option plans had an exercise price equal to the market value of the underlying shares of common stock at the date of grant, no compensation expense was recorded for the three and nine months ended June 30, 2005.
Forward Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and Forward Looking Statements” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, before making an investment decision with respect to our debt or equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or thorough our website at http://www.medcath.com.
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
     Three of our consolidated hospitals entered into fixed interest rate swaps during previous fiscal years. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus the applicable margin for two of the hospitals and at 4.6% plus the applicable margin for the other hospital. The fixed interest rate swaps are not currently utilized as a hedge of variable debt obligations, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as a component of interest expense. The fair value of the interest rate swaps at June 30, 2006 and the related unrealized gain/loss for the three and nine months ended June 30, 2006 were not significant to the consolidated financial position or results of operations.
     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at June 30, 2006 included approximately $53.8 million of variable rate debt at an approximate average interest rate of 6.96%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million for the nine months ended June 30, 2006.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2006, that the Company’s disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 5. Other Information
     On August 4, 2006, MedCath Incorporated, our wholly-owned subsidiary, entered into a consulting agreement (the Agreement) with SSB Solutions. Jacque J. Sokolov, M.D. (Dr. Sokolov) is the principal owner and an officer of SSB Solutions. Dr. Sokolov is also a member of our board of directors.
     The agreement contemplates consulting work to be performed by Dr. Sokolov at the discretion of our Chief Executive Officer. The scope and amount of time to complete such work will be determined on an individual project basis and will be billed at an hourly rate of $575. The agreement can be terminated by either party with 30 days written notice.
Item 6. Exhibits

Exhibit
No.	Description
10.1	Consulting Agreement effective August 4, 2006 by and between MedCath Incorporated and SSB Solutions

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION
Dated: August 9, 2006	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JAMES E. HARRIS
James E. Harris
Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ GARY S. BRYANT
Gary S. Bryant
Vice President — Controller (principal accounting officer)