Form 10-K
period 2006-09-30
MEDCATH CORP
filed 2006-12-14
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

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
Common Stock, $0.01 par value
      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large Accelerated Filer ☑          Accelerated Filer ☐          Non-Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of December 12, 2006 there were 21,039,664 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 31, 2006 was approximately $143.9 million (computed by reference to the closing sales price of such stock on the Nasdaq Global Market® on such date).
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on March 1, 2007 are incorporated by reference into Part III of this Report.

MEDCATH CORPORATION
FORM 10-K

i

MARKET, RANKING AND OTHER DATA
      We make reference in this report to reports prepared by The Lewin Group, a nationally recognized consultant to the health and human services industries. In 1999, we engaged The Lewin Group to determine how cardiac care services provided in our hospitals compared on measures of patient severity, quality and community impact to cardiac services provided in peer community hospitals across the United States that perform open-heart surgery. The study, which has been updated annually, analyzed publicly available Medicare data for federal fiscal years 2000 through 2005 using an all patient refined-diagnosis related group cardiac mix index. Cardiac case mix index calculations were based on Medicare discharges and were calculated using the general approach used by the Centers for Medicare and Medicaid Services. Quality of care was measured through an analysis of in-hospital mortality, average length of stay, discharge destination and patient complications.
FORWARD-LOOKING STATEMENTS
      Some of the statements and matters discussed in this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report include, among others, statements about the following:

•	the impact of federal and state healthcare reform initiatives,

•	changes in Medicare and Medicaid reimbursement levels,

•	unanticipated delays in achieving expected operating results at our newer hospitals,

•	difficulties in executing our strategy,

•	our relationships with physicians who use our facilities,

•	competition from other healthcare providers,

•	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our facilities,

•	our information systems,

•	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

•	liability and other claims asserted against us,

•	changes in medical devices or other technologies, and

•	market-specific or general economic downturns.
      Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors before making an investment decision with respect to our common stock.
      Unless otherwise noted, the following references in this report will have the meanings below:

•	the terms the “Company,” “MedCath,” “we,” “us” and “our” refer to MedCath Corporation and its consolidated subsidiaries; and

•	references to fiscal years are to our fiscal years ending September 30. For example, “fiscal 2006” refers to our fiscal year ended September 30, 2006.

ii

PART I

Item 1.	Business
Overview
      We are a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We also have entered into partnerships with community hospital systems. We also manage the cardiovascular program of various hospitals operated by other parties. We opened our first hospital in 1996 and currently have ownership interests in and operate eleven hospitals, including ten in which we own a majority interest. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a focus on cardiovascular care. Each of our owned hospitals has a twenty-four hour emergency room staffed by emergency department physicians. The hospitals in which we have ownership interests have a total of 667 licensed beds and are located in predominantly high-growth markets in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
      In addition to our hospitals, we currently own and/or manage twenty-six cardiac diagnostic and therapeutic facilities. Ten of these facilities are located at hospitals operated by other parties and one of these facilities is located at a hospital we own. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining fifteen facilities are not located at hospitals and offer only diagnostic procedures.
      We believe we provide superior clinical outcomes, which, together with our ability to provide management capabilities and capital resources, positions us to expand upon our relationships with physicians and community hospitals to increase our presence in existing and new markets. Specifically, we plan to increase our revenue and income from operations through a combination of:

•	improved operating performance at our existing facilities;

•	increased capacity and expanded scope of services provided at certain of our existing hospitals;

•	the development of new relationships with physicians and community hospital systems in certain of our existing markets; and

•	the establishment of new ventures with physicians and community hospital systems in new markets.
      We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act) and therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
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

Our Strengths
      Superior Clinical Outcomes. We believe our hospitals, on average, provide more complex cardiac care, achieve lower mortality rates and a shorter average length of stay, adjusted for patient severity of illness, as compared to our competitors. Since 1999, we have engaged The Lewin Group, a national health and human services consulting group, to conduct a study on cardiovascular patient outcomes based on Medicare hospital inpatient discharge data. The Lewin study, which is updated annually, has consistently concluded that, on average, we treat a more complex mix of cardiac cases as measured by the Medicare case mix index, and our hospitals have lower mortality rates and shorter length of stay, adjusted for severity, for cardiac cases, than peer community hospitals. Specifically, the most recent Lewin study, which is based on 2005 Medicare reimbursement data, concluded that when compared to peer community hospitals, our hospitals, on average, had a 23.7% higher case mix for cardiac patients, exhibited a 29.4% lower mortality rate for cardiac cases, and had a shorter length of stay for cardiac cases at 3.52 days as compared to 4.69 days, after adjusting for severity. We believe quality of care is becoming increasingly important in government reimbursement. We continuously monitor quality of care standards to meet and exceed expectations.
      Leading Local Market Positions in Growing Markets. Of our majority-owned hospitals that have been open for at least three years, all eight are ranked number one or two in the local market based on procedures performed in our core business diagnosis-related group or DRG, as reported by Solucient, a leading source of healthcare business information, based on 2005 MedPar data. Historically, 90% to 95% of patients treated in our hospitals reside in markets where the population of those 55 years and older, the primary recipients of cardiac care services, is anticipated to increase on average by 17.4%, from 2005 to 2010, versus the national average of 16.4%, according to U.S. census data.
      Efficient Quality Care Delivery Model. Our hospitals have innovative facility designs and operating characteristics that we believe enhance the quality of patient care and service and improve physician and staff productivity. The innovative characteristics of our hospital designs include:

•	fully-equipped patient rooms capable of providing the majority of services needed during a patient’s entire length of stay;

•	centrally located inpatient and ancillary services that reduce the amount of transportation patients must endure;

•	strategically located nursing stations that enable the same nursing rotation to serve the patient from admittance to discharge;

•	focus on resource allocation and care management through the use of protocols for more consistent and predictable outcomes and expenses.
      We believe our care delivery model leads to a high level of patient satisfaction and quality care. During fiscal 2005, 98% of patients who completed discharge surveys indicated that they would return to our hospital for any future services.
      Proven Ability to Partner with Physicians. Physicians are currently partners and share capital commitments in all of our hospitals and many of our cardiac diagnostic and therapeutic facilities. Physicians practicing at our hospitals participate in decisions on a wide range of strategic and operational matters, such as development of clinical care protocols, patient procedure scheduling, development of hospital formularies, selection of vendors for high-cost supplies and devices, review of annual operating budgets and significant capital expenditures. The opportunity to have a role in how our hospitals are managed empowers physicians and encourages them to share new ideas, concepts and practices. We attribute our success in partnering with physicians to our ability to develop and effectively manage facilities in a manner that promotes physician productivity, satisfaction and professional success while enhancing the quality and efficiency of patient care services that we provide.
      Established Relationships with Community Hospital Systems. We have management and partnership arrangements with community hospital systems in many of our cardiac diagnostic and therapeutic facilities, and in certain of our hospitals. We attribute our success in establishing relationships with community hospital systems to our proven ability to work effectively with physicians and deliver quality cardiovascular care. As community hospital systems seek to enhance their networks for patient access and reputation for providing quality health care and physician relationships, we believe they will continue to seek alliances and partnerships with other entities in order to accomplish these goals. This partnership approach provides benefits to us in the form of further sharing of capital commitments and enhanced access to managed care relationships. Because of our experience in focused care, quality outcomes, and partnering with physicians, we believe we offer expertise that differentiates us in the provider community.
      Strong Management Team. Our management team has extensive experience and relationships in the healthcare industry. Our president and chief executive officer, O. Edwin French, was appointed to this position in February 2006 and has over 38 years of experience in the healthcare industry, most recently serving as President of the Acute Care Hospital Division for Universal Health Services. In March 2006, Phillip J. Mazzuca was named chief operating officer and brings with him over two decades of proprietary hospital operations experience either as chief executive officer or with divisional operations responsibilities. James E. Harris has been our executive vice president and chief financial officer since 1999.
Our Strategy
      Key components of our strategy include:
      Improve Operating Performance at Our Existing Facilities. In markets where we have well-established hospitals and cardiac diagnostic and therapeutic facilities, we intend to continue to focus on strengthening management processes and systems in an effort to improve operating performance. We will seek to:

•	improve labor efficiencies by staffing to patient volumes and clinical needs;

•	proactively manage the delivery of health care to achieve appropriate and efficient lengths of stay through the application of technology, medicines, and other resources, which in turn, have a positive impact on the quality and cost of health care;

•	control supplies expense through more favorable group purchasing arrangements and inventory management;

•	focus efforts on the management of bad debt through improvement in our processes in our registration process and upfront collections as well as continued refinement of our business office operations after discharge;

•	consolidate the purchased services contracts for all of our facilities to achieve better pricing; and

•	improve the systems related to patient registration, billing, collections and managed care contracting to improve revenue cycle management.
      Increase Patient Capacity and Expand Services at Existing Hospitals. We intend to invest in our facilities to build out existing capacity and broaden the scope of services provided based on the needs of the communities we serve. We believe demand exists in certain of our existing markets to support the development of currently unutilized space within our existing facilities. We expect to invest between $15 million and $20 million over the next 24 to 30 months to increase the number of licensed beds in certain of our existing facilities by 135 beds, representing an increase in our licensed beds of approximately 20%. We believe capital investments to expand capacity in our existing facilities represents an attractive return on invested capital and enables us to better leverage our existing fixed asset base. We expect execution of this strategy will allow us to increase patient volume, improve operating efficiency and better utilize fixed operating costs while maintaining our quality of care.
      Furthermore, to increase occupancy and utilization at our hospitals, we intend to expand the scope of procedures performed in certain of our facilities. While we expect to continue to operate our facilities with a primary focus on serving the unique needs of patients suffering from cardiovascular disease, we believe we will be able to expand our quality of care service offerings and improve the performance of our facilities by utilizing our expertise in partnering with physicians and operating hospitals by broadening our services to include other surgical and medical services.
      Develop New Relationships with Physicians and Community Hospital Systems in Our Existing Markets. We intend to develop new relationships with physicians and community hospital systems to strengthen our competitive position in certain of our existing markets. We believe that our relationships with physicians who have a reputation for clinical excellence and with key community healthcare providers gives us important insights into the operation and management of our facilities and provides further motivation to provide quality, cost-effective healthcare. Further, as we strengthen our market position, we believe we will improve our ability to develop favorable managed care relationships with, and market the quality of our services to, the communities we serve. We believe this focus on the provision of quality healthcare will continue to increase patient volume.
      Pursue Growth Opportunities in New Markets with Physicians and Community Hospital Systems. We will pursue growth opportunities in new markets by partnering with physicians and community hospital systems. These opportunities are expected to continue our historic focus on providing inpatient and outpatient cardiovascular care while also broadening our services to include other surgical and medical services. Community hospital systems often have limited access to the resources needed to invest in certain services, including cardiology. We believe that as a result of these limitations, our record of success in providing quality cardiovascular care, partnering with physicians and community hospital systems, and providing capital resources interests many other physicians and community hospital systems in partnering with us to provide cardiovascular care services and/or other surgical and medical services.
      Selectively Evaluate Acquisitions and Dispositions. We may selectively evaluate acquisitions of specialty and general acute care facilities in attractive markets throughout the United States and we will potentially consider acquisitions of facilities where we believe we can improve clinical outcomes and operating performance. We also may consider opportunistic dispositions of hospitals or other facilities where a motivated buyer emerges or the facility does not meet our overall growth or financial return objectives. We will employ a disciplined approach to evaluating and qualifying acquisition and disposition opportunities.
Our Hospitals
      We currently have ownership interests in and operate eleven hospitals. The following table identifies key characteristics of these hospitals.

		MedCath		Licensed	Cath	Operating
Hospital	Location	Ownership	Opening Date	Beds	Labs	Rooms

Arkansas Heart Hospital	Little Rock, AR	70.3%	March 1997	84	6	3
Arizona Heart Hospital	Phoenix, AZ	70.6%	June 1998	59	3	4
Heart Hospital of Austin	Austin, TX	70.9%	January 1999	58	4	3
Dayton Heart Hospital	Dayton, OH	66.5%	September 1999	47	4	3
Bakersfield Heart Hospital	Bakersfield, CA	53.3%	October 1999	47	4	3
Heart Hospital of New Mexico	Albuquerque, NM	72.0%	October 1999	55	4	3
Avera Heart Hospital of South Dakota(1)	Sioux Falls, SD	33.3%	March 2001	55	3	3
Harlingen Medical Center	Harlingen, TX	51.0%	October 2002	112	2	10
Louisiana Heart Hospital	St. Tammany Parish, LA	51.1%	February 2003	58	3	4
Texsan Heart Hospital	San Antonio, TX	51.0%	January 2004	60	4	4
Heart Hospital of Lafayette(2)	Lafayette, LA	51.0%	March 2004	32	2	2

(1)	Avera Heart Hospital of South Dakota is the only hospital in which we do not have a majority ownership interest. We use the equity method of accounting for this hospital, which means that we include in our consolidated statements of operations only a percentage of the hospital’s reported net income for each reporting period. Avera Heart Hospital of South Dakota is licensed as a specialized hospital under state law.

(2)	Based upon our review of the long-term outlook for Heart Hospital of Lafayette, we have decided to seek to dispose of our interest in the facility and have entered into a confidentiality and exclusivity agreement with a potential buyer. There can be no assurance that a definitive agreement for a sale of our interest in the facility will be entered into with this buyer. However, we have determined to dispose of our interest in the facility and intend to seek other buyers if the transaction currently being discussed is not consummated.
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
      Managed Diagnostic and Therapeutic Facilities. Currently we own and/or manage the operations of twenty-six cardiac diagnostic and therapeutic facilities. The following table provides information about these facilities.

				MedCath
				Management
				Commencement	Termination or
		MedCath		(Expected opening)	Next Renewal
Facility/Entity	Location	Ownership		Date(3)	Date

Joint Ventures:
Cape Cod Cardiology Services, LLC	Hyannis, MA	51%		1995	Dec. 2015
Colorado Springs Cardiology Services, LLC(1)	Colorado Springs, CO	51%		1999	Dec. 2017
Greensboro Heart Center, LLC	Greensboro, NC	51%		2001	July 2031
Wilmington Heart Center, LLC(1)	Wilmington, NC	51%		2001	Dec. 2021
Center for Cardiac Sleep Medicine, LLC(1)	Lacombe, LA	51%		2004	Dec. 2013
Blue Ridge Cardiology Services, LLC(1)	Morganton, NC	50%		2004	Dec. 2014
Brighton Center for Sleep Disorders, LLC(1)	Brighton, CO	51%		2005	Dec. 2014
Managed Ventures:
Cardiac Testing Centers, PA	Summit & Springfield, NJ	100%	(2)	1992	June 2022
Sun City Cardiac Center, Inc.(1)	Sun City, AZ	60%	(2)	1992	Oct. 2032
Heart Institute of Northern Arizona, LLC(1)	Kingman, AZ	100%	(2)	1994	Dec. 2034
Falmouth Hospital(1)	Falmouth, MA	100%	(2)	2002	May 2007
Johnston Memorial Hospital	Smithfield, NC	100%	(2)	2002	Aug. 2008
Watauga Medical Center(1)	Boone, NC	100%	(2)	2003	June 2009
Margaret R. Pardee Memorial Hospital(1)	Hendersonville, NC	100%	(2)	2004	Oct. 2012
Newnan Hospital(1)	Newnan, GA	100%	(2)	2005	Apr. 2008
Duke Health Raleigh Hospital(1)	Raleigh, NC	100%	(2)	2006	Dec. 2012
Caldwell Cardiology Services, LLC	Lenoir, CN	100%	(2)	2006	Mar. 2012
Neurology Associates of the Carolinas(1)	Matthews, NC	100%	(2)	2006	May 2009

				MedCath
				Management
				Commencement	Termination or
		MedCath		(Expected opening)	Next Renewal
Facility/Entity	Location	Ownership		Date(3)	Date

Southeastern Cardiology, PA(1)	Lumberton, NC	100%	(2)	2006	May 2011
Harlingen Medical Center(1)	Harlingen, TX	100%	(2)	2006	June 2010
Southern Virginia Regional Medical Center(1)	Emporia, VA	100%	(2)	(Dec. 2006)	Sept. 2011
Professional Services Agreements:
Greater Philadelphia Cardiology Assoc., Inc.	Philadelphia, PA	100%	(2)	2002	June 2012
PMA Nuclear Center(1)	Newburyport & Haverhill, MA	100%	(2)	2003	Nov. 2008
VNC Sleep(1)	Annandale, VA	100%	(2)	2004	Dec. 2008

(1)	Our management agreement with each of these facilities includes an option for us to extend the initial term at increments ranging from one to 10 years, through an aggregate of up to an additional 40 years for some of the facilities.

(2)	The ownership interest refers to our ownership in the entities that have entered into, and provided services to, the facilities under management services agreements or professional services agreements.

(3)	Calendar year.
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
      Interim Mobile Catheterization Labs. We maintain a rental fleet of mobile and modular cardiac catheterization laboratories. We lease these laboratories on a short-term basis to hospitals while they are either adding capacity to their existing facilities or replacing or upgrading their equipment. We also lease these laboratories to hospitals that experience a higher demand for cardiac catheterization procedures during a particular season of the year and choose not to expand their own facilities to meet peak period demand. Our rental and modular laboratories are manufactured by leading original equipment manufacturers and have advanced technology and enable cardiologists to perform both diagnostic and interventional therapeutic procedures. Each of our rental units is generally in service for an average of nine months of the year. These units enable us to be responsive to immediate demand and create flexibility in our operations.
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
      Percutaneous cardiac intervention, including the following:

•	Atherectomy: a technique using a cutting device to remove plaque from an artery. This technique can be used for coronary and non-coronary arteries.

•	Angioplasty: a method of treating narrowing of a vessel using a balloon catheter to dilate the narrowed vessel. If the procedure is performed on a coronary vessel, it is commonly referred to as a percutaneous transluminal coronary angioplasty, or PTCA.

•	Percutaneous balloon angioplasty: the insertion of one or more balloons across a stenotic heart valve.

•	Stent: a small expandable wire tube, usually stainless steel, with a self-expanding mesh introduced into an artery. It is used to prevent lumen closure or restenosis. Stents can be placed in coronary arteries as well as renal, aortic and other peripheral arteries. A drug-eluting stent is coated with a drug that is intended to prevent the stent from reclogging with scar tissue after a procedure.
      Brachytherapy: a radiation therapy using implants of radioactive material placed inside a coronary stent with restenosis.
      Electrophysiology study: a diagnostic study of the electrical system of the heart. Procedures include the following:

•	Cardiac ablation: removal of a part, pathway or function of the heart by surgery, chemical destruction, electrocautery or radio frequency.

•	Pacemaker implant: an electrical device that can substitute for a defective natural pacemaker and control the beating of the heart by a series of rhythmic electrical discharges.

•	Automatic Internal Cardiac Defibrillator: cardioverter implanted in patients at high risk for sudden death from ventricular arrhythmias.

•	Cardiac assist devices: a mechanical device placed inside of a person’s chest where it helps the heart pump oxygen rich blood throughout the body.
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

      Standard treadmill exercise test: a test which involves a patient exercising on a motorized treadmill while the electrical activity of the patient’s heart is measured, which is frequently used to screen for heart disease.
      Ultrafast computerized tomography: a test which detects the buildup of calcified plaque in coronary arteries before the patient experiences any symptoms.
Employees
      As of September 30, 2006, we employed 3,805 persons, including 2,712 full-time and 1,093 part-time employees. None of our employees is a party to a collective bargaining agreement and we consider our relationships with our employees to be good. There currently is a nationwide shortage of nurses and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate our hospitals and other facilities.
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
      We can offer no assurances that our professional liability and general liability insurance, nor our recorded reserves for self-insured retention, will cover all claims against us or continue to be available at reasonable costs for us to maintain adequate levels of insurance in the future.
Competition
      In executing our business strategy, we compete primarily with other cardiovascular care providers, principally for-profit and not-for-profit general acute care hospitals. We also compete with other companies pursuing strategies similar to ours, and with not-for-profit general acute care hospitals that may elect to develop a hospital. In most of our markets we compete for market share of cardiovascular procedures with two to three hospitals. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Some of our competitors are larger, are more established, have greater geographic coverage, offer a wider range of services or have more capital or other resources than we do. If our competitors are able to finance capital improvements, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in market share. In operating our hospitals, particularly in performing outpatient procedures, we compete with free-standing diagnostic and therapeutic facilities located in the same markets. The principal competitors of each of our operating hospitals excluding Lafayette which is classified as an asset held for sale are identified in the following table:

Arkansas Heart Hospital	Heart Hospital of New Mexico
• Baptist Health Medical Center — Little Rock	• Presbyterian Hospital
• St. Vincent Infirmary Medical Center	• Mountain View Regional Medical Center
Arizona Heart Hospital	Avera Heart Hospital of South Dakota
• Good Samaritan Medical Center	• Sioux Valley Hospital
• Walter O Boswell Memorial Hospital	• Rapid City Regional Hospital
Heart Hospital of Austin	Harlingen Medical Center
• Seton Medical Center	• Valley Baptist Medical Center
• South Austin Hospital	• Valley Regional Medical Center
Dayton Heart Hospital	Louisiana Heart Hospital
• Kettering Memorial Hospital	• St. Tammany Parish Hospital
• Miami Valley Hospital	• Lakeview Regional Medical Center
Bakersfield Heart Hospital	Texsan Heart Hospital
• Bakersfield Memorial Hospital	• Baptist Medical Center
• San Joaquin Community Hospital	• Methodist Hospital
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
      On August 1, 2006, CMS issued its final inpatient hospital prospective payment system rule for fiscal year 2007, which begins October 1, 2006. The final rule calls for major DRG reforms designed to improve the accuracy of hospital payments. Under the final rule, CMS adopted provisions to more closely align Medicare reimbursement with hospital costs rather than charges and more fully account for the severity of the patient’s condition. CMS established a three-year phase-in of the new cost-based weights and refined the methods used to determine average costs per case. The refinements include expanding the number of hospital cost centers from 10 to 13, applying less stringent criteria for eliminating statistical outliers, accounting for hospital size when evaluating the markup of charges over costs, and standardizing charges using a process similar to the outpatient prospective payment system rather than hospital-specific relative weights. In addition, CMS committed to perform further analysis of the relative refinement in the methodology is warranted. With regard to severity adjustments, CMS added 20 new groups to the current DRG system in fiscal 2007, modified 32 DRGs to better capture differences in severity, and will conduct an evaluation of alternative systems for more comprehensive severity adjustments for fiscal 2008 rather than implementing an entirely new DRG system. In addition, the rule updates inpatient rates by 3.4% for hospitals that report certain quality data to CMS. Hospitals that do not report quality data receive a 1.4% update.
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

Licensure and Certification
      Licensure and Accreditation. Our hospitals are subject to state and local licensing requirements. In order to verify compliance with these requirements, our hospitals are subject to periodic inspection by state and local authorities. All of our majority-owned hospitals are licensed as general acute care hospitals under applicable state law. In addition, our hospitals are accredited by the Joint Commission for Accreditation of Health Organizations (JCAHO), a nationwide commission which establishes standards relating to physical plant, administration, quality of patient care and operation of hospital medical staffs.
      Certification. In order to participate in the Medicare and Medicaid programs, each provider must meet applicable regulations of the Department of Health and Human Services, or HHS, and similar state entities relating to, among other things, the type of facility, equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. All hospitals and our diagnostic and therapeutic facilities are certified to participate in the Medicare and Medicaid programs.
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
      As discussed, there are various ownership and compensation arrangement exceptions to the Stark Law. In addressing the whole hospital exception, the Phase II regulations specifically reiterate the statutory requirements for the exception. Additionally, the exception requires that the hospital qualify as a “hospital” under the Medicare program. With respect to the personal services arrangement exception, the Phase II regulations confirm that the exception broadly covers business-oriented services in general, and not just Medicare services. Importantly, the Phase II regulations eliminate a sentence in Phase I prohibiting percentage compensation arrangements based upon fluctuating or indeterminate measures from being considered “set in advance.” Before Phase I became effective and prior to issuance of Phase II, CMS suspended the effective date of this sentence. As a result of the Phase II regulations, hospitals expressly may compensate physicians based upon a percentage of their personally performed services and still meet the requirements of the personal services arrangements exception. The Phase II regulations also provide that physicians may have personal service arrangements with several entities.
      Expiring on June 8, 2005, the Medicare Modernization Act prohibited reliance upon the whole hospital exception by new “specialty hospitals,” as defined by the Medicare Modernization Act, and imposed limitations on the activities of specialty hospitals in operation or under development as of November 18, 2003. The Medicare Modernization Act defined the term “specialty hospital” as a hospital primarily or exclusively engaged in the care and treatment of certain specified patients, including those with a cardiac condition, and allows the Secretary of HHS to issue regulations or other guidance interpreting this provision of the Medicare Modernization Act. Based upon our understanding of the statute and guidance recently issued by CMS, we believed that all but one of our hospitals fell within the final definition of specialty hospital.
      The Deficit Reduction Act of 2005, or DRA, required the Secretary of HHS to develop a plan addressing several issues concerning physician investment in specialty hospitals. In August 2006, HHS submitted its required final report to Congress addressing: (1) proportionality of investment return; (2) bona fide investment; (3) annual disclosure of investment; (4) provision of care to Medicaid beneficiaries; (5) charity care; and (6) appropriate enforcement. The report reaffirms HHS’ intention to implement reforms to increase Medicare payment accuracy in the hospital inpatient prospective and ambulatory surgical center payment systems. HHS also has implemented certain “gainsharing” demonstrations are required by the DRA and other value-based payment approaches designed to align physician and hospital incentives while achieving measurable improvements in quality to care. In addition, HHS now requires transparency in hospital financial arrangements with physicians. Specifically, all hospitals are required to provide HHS information concerning physician investment and compensation arrangements that potentially implicate the physician self-referral statute, and to disclose to patients whether they have physician investors. Hospitals that do not comply in a timely manner with this new disclosure requirement may face civil penalties of $10,000 per day that they are in violation. HHS also announced its position that non-proportional returns on investments and non-bona fide investments may violate the physician self-referral statute and are suspect under the anti-kickback statute. Other components of the plan include providing further guidance concerning what is expected of hospitals that do not have emergency departments under EMTALA and changes in the Medicare enrollment form to identify specialty hospitals. Issuance of the strategic plan coincided with the sunset of a DRA provision suspending enrollment of new specialty hospitals into the Medicare program.
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
      Possible amendments to the Stark Law, including any modification or revocation of the whole hospital exception upon which we rely in establishing many of our relationships with physicians, could require us to change or adversely impact the manner in which we establish relationships with physicians to develop and operate a facility, as well as our other business relationships such as joint ventures and physician practice arrangement arrangements. We note that legislation has been introduced in Congress in the past seeking to limit or restrict the whole hospital exception. There can be no assurance that future legislation will not seek to modify, limit, restrict, or revoke the whole hospital exception.
      Moreover, states in which we operate periodically consider adopting physician self-referral laws, which may prohibit certain physician referrals or require certain disclosures. Some of these state laws would apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure and may have broader prohibitions than the Stark Law or more limited exceptions. While there is little precedent for the interpretation or enforcement of these state laws, we believe we have structured our financial relationships with physicians and others to comply with applicable state laws. In addition, existing state self-referral laws may be amended. We cannot predict whether new state self-referral laws or amendments to existing laws will be enacted or, once enacted, their effect on us, and we have not researched pending legislation in all the states in which our hospitals are located.
      Civil Monetary Penalties. The Social Security Act contains provisions imposing civil monetary penalties for various fraudulent and/or abusive practices, including, among others, hospitals which knowingly make payments to a physician as an inducement to reduce or limit medically necessary care or services provided to Medicare or Medicaid beneficiaries. In July 1999, the OIG issued a Special Advisory Bulletin on gainsharing arrangements. The bulletin warns that clinical joint ventures between hospitals and physicians may implicate these provisions as well as the anti-kickback statute, and specifically refers to specialty hospitals, which are marketed to physicians in a position to refer patients to the hospital, and structured to take advantage of the whole hospital exception. Hospitals specializing in heart, orthopedic, and maternity care are mentioned, and the bulletin states that these hospitals may induce investor-physicians to reduce services to patients through participation in profits generated by cost savings, in violation of a civil monetary penalty provision. Despite this initial broad interpretation of this civil monetary penalty law, in February 2001 and in 2005 the OIG issued an advisory opinion which declined to sanction a particular gainsharing arrangement under this civil monetary penalty provision, or the anti-kickback statute, because of the specific circumstances and safeguards built into the arrangement. We believe that the ownership distributions paid to physicians by our hospitals do not constitute payments made to physicians under gainsharing arrangements. We cannot assure you, however, that government officials will agree with our interpretation of applicable law.
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
      A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. In fact, the DRA contains provisions which create incentives for states to enact anti-fraud legislation modeled after the federal False Claims Act.

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
      Failure to comply with new or revised applicable federal, state, and international clinical trial laws existing laws and regulations could subject us and physician investigators to loss of the right to conduct research, civil fines, criminal penalties, and other enforcement actions.

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
      The corporate compliance officer is appointed by the board, and reports to the chief executive officer and to the compliance committee of the board at least quarterly. The corporate compliance officer is a senior vice president, and has a background in nursing and hospital administration. Each hospital has its own compliance committee and compliance officer that reports to its governing board. The compliance committee of the board of directors assesses each hospital’s compliance program at least annually. The corporate compliance officer annually assesses the hospitals for compliance reviews, provides an audit guide to the hospitals to evaluate compliance with our policies and procedures, and serves on the compliance committee of each hospital.
      The objective of the program is to ensure that our operations at all levels are conducted in compliance with applicable federal and state laws regarding both public and private healthcare programs.
Executive Officers of MedCath Corporation
      The following table sets forth information regarding MedCath’s executive officers.

Name	Age	Position

O. Edwin French	60	President and Chief Executive Officer
Phillip J. Mazzuca	47	Chief Operating Officer
James E. Harris	44	Executive Vice President, Chief Financial Officer and Secretary
Thomas K. Hearn III	46	Chief Development Officer
Joan McCanless	53	Chief Clinical and Compliance Officer
      O. Edwin French has served as MedCath’s President and Chief Executive Officer since February 2006. Mr. French served as MedCath’s Interim Chief Operating Officer from October 2005 to February 2006. Prior to joining MedCath, Mr. French served as president of the Acute Care Hospital Division of Universal Health Services, Inc. until his early retirement in 2005. Since then, he has served as president of French Healthcare Consulting, Inc., a consulting firm specializing in operations improvement and joint ventures. He also served as president and chief operating officer of Physician Reliance Network from 1997 to 2000, as senior vice president for healthcare companies of American Medical from 1992 to 1995, as executive vice president of Samaritan Health Systems of Phoenix (Samaritan) from 1991 to 1992 and as senior vice president of Methodist Health Systems, Inc. (Methodist) in Memphis from 1985 to 1991. Both Samaritan and Methodist are large not-for-profit hospital systems. Mr. French received his undergraduate degree in occupational education from Southern Illinois University.
      Phillip J. Mazzuca has served as MedCath’s Chief Operating Officer since March 2006. Prior to joining MedCath, Mr. Mazzuca served as the president of the Florida and Texas divisions of IASIS Healthcare LLC (IASIS) since 2001. IASIS owns and operates 14 general, acute-care hospitals, one behavioral hospital and three ambulatory surgery centers in Arizona, Florida, Nevada, Texas and Utah. From 1999 to 2001, Mr. Mazzuca was the chief executive officer of Town and Country Hospital, an acute care hospital in Tampa, Florida. Mr. Mazzuca received his undergraduate degree from Valparaiso University and a Masters Degree in Hospital and Healthcare Administration from the University of Alabama in Birmingham.
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
      Thomas K. Hearn III has served as Chief Development Officer since November 2004. From November 1995 to December 2005, he served as President of MedCath’s Diagnostics Division. From August 1993 to November 1995, Mr. Hearn served as president of Decision Support Systems, Inc., a healthcare software and consulting firm that he co-founded. Mr. Hearn was employed from 1987 to 1993 by the Charlotte Mecklenburg Hospital Authority, a large multi-hospital system, where he served as vice president of administration and administrator of the Authority’s Carolinas Heart Institute. From 1985 to 1987, Mr. Hearn developed managed care products for Voluntary Hospitals of America, a consortium of not-for-profit hospitals. Mr. Hearn received his undergraduate degree from the College of William and Mary, and masters degrees in public health and business administration from the University of Alabama at Birmingham.
      Joan McCanless has served as MedCath’s Chief Clinical and Compliance Officer since May 2006. From 1996 to May 2006, she served as Senior Vice President of Risk Management and Decision Support. From 1993 to 1996, Ms. McCanless served as a principal of Decision Support Systems, Inc., a healthcare software and consulting firm that she co-founded. Prior to that, she was employed at the Charlotte Mecklenburg Hospital Authority where she served as vice president of administration, a department director, head nurse and staff nurse. Ms. McCanless received her undergraduate degree in nursing from the University of North Carolina at Charlotte.

Item 1A.	Risk Factors
      You should carefully consider and evaluate all of the information included in this report, including the risk factors set forth below, and the information incorporated by reference into this report, before making a decision with respect to in our securities. The following is not an exhaustive discussion of all of the risks facing our company. Additional risks not presently known to us or that we currently deem immaterial may impair our business operations and results of operations.

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
      The requirements of the physician self-referral statute, or Stark Law, are very complex and while federal regulations have been issued to implement all of its provisions, proper interpretation and application of the statute remains challenging. The Stark Law prohibits a physician who has a “financial relationship” with an entity from referring Medicare or Medicaid patients to that entity for certain “designated health services.” A “financial relationship” includes a direct or indirect ownership or investment interest in the entity, and a compensation arrangement between the physician and the entity. Designated health services include some radiology services and inpatient and outpatient services.
      There are various ownership and compensation arrangement exceptions to this self-referral prohibition. Our hospitals rely upon the whole hospital exception to allow referrals from physician investors. Under this ownership exception, physicians may make referrals to a hospital in which he or she has an ownership interest if (1) the physician is authorized to perform services at the hospital and (2) the ownership interest is in the entire hospital, as opposed to a department or a subdivision of the hospital. Another exception for ownership of publicly traded securities permits physicians who own shares of our common stock to make referrals to our hospitals, provided our stockholders’ equity exceeded $75.0 million at the end of our most recent fiscal year or on average during the three previous fiscal years. This exception applies if, prior to the time the physician makes a referral for a designated health service to a hospital, the physician acquired the securities on terms generally available to the public and the securities are traded on one of the major exchanges.
      The Deficit Reduction Act of 2005, or DRA, required the Secretary of the Department of Health and Human Services, or HHS, to develop a plan addressing several issues concerning physician investment in “specialty hospitals.” As defined by the Medicare Prescription Drug Improvement and Modernization Act of 2003, “specialty hospitals” are hospitals primarily or exclusively engaged in the care and treatment of certain specified patients, including those with a cardiac condition. In August 2006, HHS submitted its required final report to Congress addressing (1) proportionality of investment return; (2) bona fide investment; (3) annual disclosure of investment; (4) provision of care to Medicaid beneficiaries; (5) charity care; and (6) appropriate enforcement.
      On August 8, 2006, HHS released its final report to Congress. The report reaffirms HHS’ intention to implement reforms to increase Medicare payment accuracy in the hospital inpatient prospective payment system and the ambulatory surgical center payment system. HHS also has implemented certain “gainsharing” demonstrations are required by the DRA and other value-based payment approaches designed to align physician and hospital incentives while achieving measurable improvements in quality to care. In addition, HHS now requires transparency in hospital financial arrangements with physicians. Specifically, all hospitals are required to provide HHS information concerning physician investment and compensation arrangements that potentially implicate the physician self-referral statute, and to disclose to patients whether they have physician investors. Hospitals that do not comply in a timely manner with this new disclosure requirement may face civil penalties of $10,000 per day that they are in violation. HHS also announced its position that non-proportional returns on investments and non-bona fide investments may violate the physician self-referral statute and are suspect under the anti-kickback statute. Other components of the plan include providing further guidance concerning what is expected of hospitals that do not have emergency departments under the Emergency Medical Treatment and Labor Act, and changes in the Medicare enrollment form to identify specialty hospitals.
      Issuance of the strategic plan coincided with the sunset of a DRA provision suspending enrollment of new specialty hospitals into the Medicare program.
      Possible amendments to the Stark Law, the federal anti-kickback law or other applicable regulations could require us to change or adversely impact the manner in which we establish relationships with physicians to develop and operate a facility, as well as our other business relationships such as joint ventures and physician practice management arrangements. Legislation has been introduced in Congress in the past seeking to limit or restrict the “whole hospital” exception to the anti-referral prohibitions of the Stark Law. We rely on the whole hospital exception in structuring our hospital ownership relationships with physicians. There can be no assurance that future legislation will not seek to restrict or eliminate the whole hospital exception. Any such legislation could adversely affect our business and cause us to reorganize our relationships with physicians. Moreover, many states in which we operate also have adopted, or are considering adopting, similar or more restrictive physician self-referral laws. Some of these laws prohibit referrals of patients by physicians in certain cases and others require disclosure of the physician’s interest in the healthcare facility if the physician refers a patient to the facility. Some of these state laws apply even if the payment for care does not come from the government.

Reductions or changes in reimbursement from government or third-party payors could adversely impact our operating results.
      Historically, Congress and some state legislatures have, from time to time, proposed significant changes in the healthcare system. Many of these changes have resulted in limitations on, and in some cases, significant reductions in the levels of, payments to healthcare providers for services under many government reimbursement programs. Most recently, HHS has changed the diagnosis-related group, or DRG system under the Medicare hospital inpatient prospective payment system. On August 1, 2006, the Centers for Medicare & Medicaid Services, or CMS, issued its final inpatient hospital prospective payment system rule for fiscal year 2007, which begins October 1, 2006. The final rule calls for major DRG reforms designed to improve the accuracy of hospital payments. Under the final rule, CMS adopted provisions to more closely align Medicare reimbursement with hospital costs rather than charges and more fully account for the severity of the patient’s condition. CMS established a three-year phase-in of the new cost-based weights and refined the methods used to determine average costs per case. The refinements include expanding the number of hospital cost centers from 10 to 13, applying less stringent criteria for eliminating statistical outliers, accounting for hospital size when evaluating the markup of charges over costs, and standardizing charges using a process similar to the outpatient prospective payment system rather than hospital-specific relative weights. In addition, CMS committed to perform further analysis of the relative refinement in the methodology. With regard to severity adjustments, CMS added 20 new groups to the current DRG system in fiscal 2007, modified 32 DRGs to better capture differences in severity, and will conduct an evaluation of alternative systems for more comprehensive severity adjustments for fiscal 2008 rather than implementing an entirely new DRG system. In addition, the rule updates inpatient rates by 3.4% for hospitals that report certain quality data to CMS. Hospitals that do not report quality data receive a 1.4% update.
      During the fiscal years ended September 30, 2006 and 2005, we derived 49.4% and 53.0%, respectively, of our net revenue from the Medicare and Medicaid programs. We derived an even higher percentage of our net revenue in each of these fiscal periods from these programs in our hospital division, which for our most recent fiscal quarter represented 50.0% of our net revenue. Changes in laws or regulations governing the Medicare and Medicaid programs or changes in the manner in which government agencies interpret them could materially and adversely affect our operating results or financial position.
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
      The U.S. Department of Justice, or DOJ, is conducting an investigation of a clinical trial conducted at one of our hospitals. The investigation concerns alleged improper federal healthcare program billings because certain endoluminal graft devices were implanted either without an approved investigational device exception or outside of the approved protocol. Recently, the DOJ reached a settlement under the False Claims Act with the medical practice whose physicians conducted the clinical trial. We engaged outside counsel to conduct an internal review of the hospital’s monitoring of the clinical trial and, based upon the conclusions of that review, advised the DOJ in writing in May 2005 that we believe the hospital complied fully with applicable internal policy and federal requirements. We are engaged in ongoing discussions with the DOJ regarding the parties’ respective positions on any federal healthcare program claims arising from the clinical trial. The DOJ’s investigation could result in the imposition of material obligations and penalties against the hospital. However, we have retained our rights to vigorously dispute any claims that may be formally asserted by the DOJ against the hospital in connection with this matter.

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
      Changes in government regulation or changes in the enforcement or interpretation of existing laws or regulations could obligate us to purchase at the then fair market value some or all of the ownership interests of the physicians who have invested in the ventures that own and operate our hospitals and other healthcare businesses. Regulatory changes that could create this obligation include changes that:

•	make illegal the referral of Medicare or other patients to our hospitals and other healthcare businesses by physicians affiliated with us,

•	create the substantial likelihood that cash distributions from the hospitals and other healthcare businesses to our physician partners will be illegal, or

•	make illegal the ownership by our physician partners of their interests in the hospitals and other healthcare businesses.
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
      Our growth strategy depends on our ability to identify attractive markets in which to expand existing facilities and establish new business ventures. We may have difficulty in identifying potential markets that satisfy our criteria for expansion or developing a new facility or for entering into other business arrangements. Identifying physician and community hospital partners and negotiating and implementing the terms of an agreement with them can be a lengthy and complex process. As a result, we may not be able to develop new business ventures at the rate we currently anticipate.
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

Unfavorable or unexpected results at one of our hospitals or in one of our markets could significantly impact our consolidated operating results.
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
      Based upon our management’s general knowledge of the operations of our hospitals, we believe that, consistent with most hospitals in our industry, a significant portion of the patient admissions at most of our hospitals are attributable to approximately 10% of the total number of physicians on the hospital’s medical staff. Historically, the medical staff at each hospital ranges from approximately 150 to 350 physicians depending upon the size of the hospital and the number of practicing physicians in the market. If we fail to maintain our relationships with the physicians in this group at a particular hospital, many of whom are investors in our hospitals, the revenues of that hospital would be reduced. None of the physicians practicing at our hospitals has a legal commitment, or any other obligation or arrangement that requires the physician to refer patients to any of our hospitals or other facilities.

A shortage of qualified nurses could affect our ability to grow and deliver quality, cost-effective care services.
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
      Historically, we have employed between approximately 100 and 250 nurses at each of our hospitals and between one and 14 at each of our diagnostic and therapeutic facilities. When we need to hire a replacement member of our nursing staff, it can several weeks to recruit for the position. We estimate the cost of recruiting and training a replacement nurse to be approximately $69,000.
      In response to the shortage of qualified nurses, we have increased and are likely to have to continue to increase our wages and benefits to recruit and retain nurses or to engage expensive contract nurses until we hire permanent staff nurses. We may not be able to increase the rates we charge to offset increased costs. The shortage of qualified nurses has in the past and may in the future delay our ability to achieve our operational goals at a hospital by limiting the number of patient beds available during the start-up phase of the hospital. The shortage of nurses also makes it difficult for us in some markets to reduce personnel expense at our facilities by implementing a reduction in the size of the nursing staff during periods of reduced patient admissions and procedure volumes.

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
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
      Our common stock began trading on July 24, 2001, on the Nasdaq Global Market® under the symbol “MDTH.” At December 12, 2006, there were 21,039,664 shares of common stock outstanding, the sale price of our common stock per share was $26.94, and there were 47 holders of record. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq Global Market®:

Year Ended September 30, 2006	High	Low

First Quarter	$24.72	$16.56
Second Quarter	23.08	17.66
Third Quarter	19.54	14.10
Fourth Quarter	32.90	18.29

Year Ended September 30, 2005	High	Low

First Quarter	$25.48	$15.41
Second Quarter	29.85	21.40
Third Quarter	30.65	24.00
Fourth Quarter	30.27	21.14
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
      The following table sets forth our selected consolidated financial data as of and for the years ended September 30, 2006, 2005, 2004, 2003 and 2002.

	Year Ended September 30,

	2006	2005	2004	2003	2002

Consolidated Statement of Operations Data:
(in thousands, except per share data)
Net revenue	$706,374	$672,001	$608,514	$495,640	$430,837
Impairment of long-lived assets and goodwill	$458	$2,662	$6,425	$58,865	$—
Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	$26,961	$29,245	$10,889	$(51,625)	$35,784
Income (loss) from continuing operations	$6,711	$7,634	$1,028	$(59,157)	$22,690
Income (loss) from discontinued operations	$5,865	$1,157	$(4,651)	$(1,149)	$1,661
Net income (loss)	$12,576	$8,791	$(3,623)	$(60,306)	$24,351
Earnings (loss) from continuing operations per share, basic	$0.36	$0.42	$0.06	$(3.29)	$1.26
Earnings (loss) from continuing operations per share, diluted	$0.34	$0.39	$0.06	$(3.29)	$1.25
Earnings (loss) per share, basic	$0.67	$0.48	$(0.20)	$(3.35)	$1.35
Earnings (loss) per share, diluted	$0.64	$0.45	$(0.20)	$(3.35)	$1.34
Weighted average number of shares, basic(a)	18,656	18,286	17,984	17,989	18,012
Weighted average number of shares, diluted(a)	19,555	19,470	17,984	17,989	18,117

Balance Sheet and Cash Flow Data:
(in thousands)
Total assets	$785,849	$763,205	$754,236	$749,297	$741,041
Total long-term obligations	$286,928	$300,151	$358,977	$318,862	$277,274
Net cash provided by operating activities	$64,965	$61,247	$62,546	$44,436	$71,102
Net cash provided by (used in) investing activities	$10,064	$22,802	$(65,430)	$(112,091)	$(90,751)
Net cash provided by (used in) financing activities	$(21,547)	$(12,645)	$(19,434)	$44,934	$25,470

Selected Operating Data (consolidated)(b):
Number of hospitals	9	9	9	8	6
Licensed beds(c)	580	580	580	520	350
Staffed and available beds(d)	563	546	516	433	344
Admissions(e)	41,406	39,876	37,614	29,895	25,046
Adjusted admissions(f)	54,186	51,942	47,381	36,951	30,326
Patient days(g)	136,532	139,115	131,666	107,250	95,278
Adjusted patient days(h)	178,667	180,248	165,469	132,478	115,416
Average length of stay(i)	3.30	3.49	3.50	3.59	3.80
Occupancy(j)	66.4%	69.8%	69.9%	67.9%	75.9%
Inpatient catheterization procedures	21,163	20,760	19,355	15,886	14,292
Inpatient surgical procedures	10,911	10,815	9,856	8,178	6,732
Hospital net revenue	$648,898	$615,991	$549,746	$429,184	$350,133

(a)	See Note 14 to the consolidated financial statements included elsewhere in this report.

(b)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which were accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(c)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(d)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(e)	Admissions represent the number of patients admitted for inpatient treatment.

(f)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(g)	Patient days represent the total number of days of care provided to inpatients.

(h)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(i)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(j)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.
Overview
      We are a healthcare provider focused primarily on the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We also have partnerships with community hospital systems. We also manage the cardiovascular program of various hospitals operated by other parties. We opened our first hospital in 1996 and currently have ownership interests in and operate eleven hospitals, including ten in which we own a majority interest. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a focus on cardiovascular care. Each of our owned hospitals has a twenty-four hour emergency room staffed by emergency department physicians. The hospitals in which we have ownership interests have a total of 667 licensed beds and are located in predominately high growth markets in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
      In addition to our hospitals, we currently own and/or manage twenty-six cardiac diagnostic and therapeutic facilities. Ten of these facilities are located at hospitals operated by other parties and one of these facilities is located at a hospital we own. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining fifteen facilities are not located at hospitals and offer only diagnostic procedures.
      We believe we provide superior clinical outcomes, which, together with our ability to provide management capabilities and capital resources, positions us to expand upon our relationships with physicians and community hospitals to increase our presence in existing and new markets. Specifically, we plan to increase our revenue and income from operations through a combination of:

•	improved operating performance at our existing facilities;

•	increased capacity and expanded scope of services provided at certain of our existing hospitals;

•	the development of new relationships with physicians and community hospital systems in certain of our existing markets; and

•	the establishment of new ventures with physicians and community hospital systems in new markets.
      Basis of Consolidation. We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control, and are not the primary beneficiary. Accordingly, the one hospital in which we hold a minority interest, Avera Heart Hospital of South Dakota, is excluded from the net revenue and operating results of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are excluded from the net revenue and operating results of our consolidated company and our consolidated diagnostics division. Our minority interest in the results of operations for the periods discussed for these entities is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting.
      During the first quarter of fiscal 2005, we closed The Heart Hospital of Milwaukee and sold substantially all of the hospital’s assets. During the fourth quarter of fiscal 2006, we sold our equity interest in Tucson Heart Hospital and we decided to seek to dispose of our interest in Heart Hospital of Lafayette and entered into a confidentiality and exclusivity agreement with a potential buyer. Accordingly, for all periods presented, the results of operations and the related gain on the sale of the assets and equity interest have been excluded from continuing operations and are reported in income (loss) from discontinued operations, net of taxes.
      Same Facility Hospitals. Our policy is to include in our same facility basis only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division for the fiscal year ended September 30, 2005, we exclude the results of operations of our newest hospital, Texsan Heart Hospital, which opened in January 2004.
      Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Year Ended September 30,

Division	2006	2005	2004

Hospital	92.4%	91.9%	90.7%
Diagnostics	7.2%	7.5%	8.3%
Corporate and other	0.4%	0.6%	1.0%

Net Revenue	100.0%	100.0%	100.0%

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

	Year Ended September 30,

Payor	2006	2005	2004

Medicare	44.7%	48.6%	47.9%
Medicaid	4.7%	4.4%	4.0%
Commercial and other, including self-pay	50.6%	47.0%	48.1%

Total consolidated net revenue	100.0%	100.0%	100.0%

      We are reimbursed by non-governmental payors using a variety of payment methodologies, such as fee-for-service charges and rates based on diagnosis related groups. We try to limit the number of per diem contracts we accept from managed care organizations because we believe these contracts do not reimburse us sufficiently for the efficiencies that we achieve in our hospitals. We do not accept capitation contracts from any payors.
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
      Revenue Recognition. Amounts we receive for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as commercial insurers, health maintenance organizations and preferred provider organizations are generally less than our established charges. Payment arrangements with third-party payors may include prospectively determined rates per discharge or per visit, a discount from established charges, per diem payments, reimbursed costs (subject to limits) and/or other similar contractual arrangements. As a result, net revenue for services rendered to patients is reported at the estimated net realizable amounts as services are rendered. We account for the difference between the estimated realizable rates under the reimbursement program and the standard gross charges as contractual adjustments.
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
      When possible, we will attempt to collect co-payments from patients prior to admission for inpatient services as a part of the pre-registration and registration processes. If unsuccessful, we will also attempt to reach a mutually agreed-upon payment arrangement at that time. To the extent possible, the estimated amount of the patient’s financial responsibility is determined based on the services to be performed, the patient’s applicable co-payment amount or percentage and any identified remaining deductible and co-insurance percentages. If payment arrangements are not provided upon admission or only a partial payment is obtained, we will attempt to collect any estimated remaining patient balance upon discharge. We also comply with the requirements under applicable law concerning collection of Medicare co-payments and deductibles. Patients who come to our hospitals for outpatient services are expected to make payment or adequate financial arrangements before receiving services. Patients who come to the emergency room are screened and stabilized to the extent of the hospital’s capability for any emergency medical condition in accordance with applicable laws, rules and other regulations in order that financial arrangements do not delay such screening, stabilization, and appropriate disposition.
      General and Professional Liability Risk. Effective June 2003, we entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to an additional amount of retained liability of $2.0 million per claim and $4.0 million in the aggregate for claims reported during the policy year at one of its hospitals. In June 2004, we entered into a new one-year claims-made policy providing coverage at the same amounts as were in effect during the 2003-2004 policy year. In June 2005, we entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. At this time, we also purchased additional insurance to reduce the retained liability per claim to $250,000 for the diagnostics division. In June 2006, we entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. We also purchased additional insurance to reduce the retained liability per claim to $250,000 for the diagnostics division. Because of our self-insured retention levels, we are required to recognize an estimated expense/ liability for the amount of our retained liability applicable to each malpractice claim. As of September 30, 2006 and September 30, 2005, the total estimated liability for our self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.9 million and $5.3 million, respectively, which is included in current liabilities in our consolidated balance sheets. We maintain this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on our historical experience with claims and assumptions about future events.
      In addition to reserves for medical malpractice, we also maintain reserves for our self-insured healthcare and dental coverage provided to our employees. As of September 30, 2006 and September 30, 2005, our total estimated reserve for self-insured liabilities on employee health and dental claims was $3.1 million and $2.8 million, respectively, which is included in current liabilities in our consolidated balance sheets. We maintain this reserve based on our historical experience with claims. We also maintain commercial stop loss coverage for our health and dental insurance program of $125,000 per plan participant.
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
      Goodwill and Intangible Assets. Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. Other intangible assets primarily consist of the value of management contracts. With the exception of goodwill, intangible assets are being amortized over periods ranging from 11 to 29 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we evaluate goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.
      For each year ended September 30, 2004, 2005 and 2006, we performed the annual goodwill impairment test. The results of the testing indicated that our goodwill was not impaired and no additional impairment was required in fiscal 2006, 2005 and 2004, respectively.
      Long-Lived Assets. Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.
      During the year ended September 30, 2006, the operating performance of one of the Company’s facilities, Heart Hospital of Lafayette, was significantly below expectations. Following the consideration of the performance of the hospital as well as other strategic alternatives for the hospital, we decided to seek to dispose of the Heart Hospital of Lafayette. Accordingly, the hospital is classified as a discontinued operation in the accompanying financial statements. We evaluated the carrying value of our interest in the hospital at September 30, 2006, to ensure it was equal to or greater than the fair market value to determine whether or not impairment existed. Based upon this evaluation it was determined that our investment in Heart Hospital of Lafayette was not impaired and recorded no impairment charge for the year ended September 30, 2006 related to this asset.
      Also during the year ended September 30, 2006, management decided to discontinue the implementation of certain nurse staffing software and as a result, a $0.5 million impairment charge was recognized to write-off the costs incurred to date on such software.
      During the year ended September 30, 2005, the Company recorded a $2.7 million impairment charge, which was comprised of $1.7 million relating to license fees associated with the use of certain accounting software and $1.0 million relating to a management contract. The accounting software was installed in two hospitals and was intended to be installed in the remaining hospitals; however, due to a lack of additional benefits provided by the system and additional installation costs required, it was determined that the system would not be installed in any additional hospitals. Therefore, the impairment charge reflects the unused license fees associated with this system. The remaining $1.0 million impairment charge relates to the excess carrying value over the fair value of a management contract due to lack of volumes and other economic factors at one managed diagnostic venture.
      During the year ended September 30, 2004, the Company recorded a $6.4 million impairment charge relating to certain capitalized software costs associated with the purchase of an enterprise wide healthcare information system, which had been installed in one of the Company’s hospitals. Due to a number of functionality and integration issues experienced with this system, the Company determined that the system was not performing to its original specifications and was replaced at the hospital where it had been installed and would not be installed in any additional hospitals.
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
      The determination of at-risk capital position is based on the specific terms of each hospital’s operating agreement, including each partner’s contributed capital, obligation to contribute additional capital to provide working capital loans, or to guarantee the outstanding obligations of the hospital. During each of our fiscal years 2006, 2005 and 2004, our disproportionate recognition of earnings and losses in our hospitals had a net negative impact of $2.0 million, $4.5 million, and $4.5 million, respectively, on our reported income from continuing operations before income taxes and discontinued operations.
      We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profits of our hospitals. As of September 30, 2006, we have remaining cumulative disproportionate loss allocations of approximately $25.3 million that we may recover in future periods, or we may be required to recognize additional disproportionate losses, depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in a disproportionate allocation position depending on their results of operations in future periods.
      Income Taxes. Income taxes are computed on the pretax income (loss) based on current tax law. Deferred income taxes are recognized for the expected future tax consequences or benefits of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or their future deductibility is uncertain.
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

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005
      Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,

					% of Net
			Increase/Decrease		Revenue

	2006	2005	$	%	2006	2005

Net revenue	$706,374	$672,001	$34,373	5.1%	100.0%	100.0%
Operating expenses:
Personnel expense	228,350	205,469	22,881	11.1%	32.3%	30.5%
Medical supplies expense	196,046	189,953	6,093	3.2%	27.8%	28.3%
Bad debt expense	56,845	48,220	8,625	17.9%	8.0%	7.2%
Other operating expenses	141,498	135,618	5,880	4.3%	20.0%	20.2%
Depreciation	34,792	34,862	(70)	(0.2)%	4.9%	5.2%
Amortization	1,008	1,160	(152)	(13.1)%	0.1%	0.2%
Gain on disposal of property, equipment and other assets	(142)	(646)	504	78.0%	—	(0.1)%
Impairment of long-lived assets	458	2,662	(2,204)	(82.8)%	0.1%	0.4%

Income from operations	47,519	54,703	(7,184)	(13.1)%	6.8%	8.1%
Other income (expenses):
Interest expense	(33,210)	(31,832)	(1,378)	(4.3)%	(4.7)%	(4.7)%
Interest and other income, net	7,733	3,018	4,715	156.3%	1.1%	0.4%
Equity in net earnings of unconsolidated affiliates	4,919	3,356	1,563	46.6%	0.7%	0.5%

Income from continuing operations before minority interest, income taxes and discontinued operations	26,961	29,245	(2,284)	(7.8)%	3.9%	4.3%
Minority interest share of earnings of consolidated subsidiaries	(15,521)	(15,968)	447	2.8%	(2.2)%	(2.4)%

Income from continuing operations before income taxes and discontinued operations	11,440	13,277	(1,837)	(13.8)%	1.7%	1.9%
Income tax expense	4,729	5,643	(914)	(16.2)%	0.7%	0.8%

Income from continuing operations	6,711	7,634	(923)	(12.1)%	1.0%	1.1%
Income from discontinued operations, net of taxes	5,865	1,157	4,708	406.9%	0.8%	0.2%

Net income	$12,576	$8,791	$3,785	43.1%	1.8%	1.3%

      Net revenue. Net revenue increased 5.1% to $706.4 million for our fiscal year ended September 30, 2006 from $672.0 million for our year ended September 30, 2005. Of this $34.4 million increase in net revenue, our hospital division generated a $35.1 million increase and our diagnostic division generated a $0.5 million increase, both of which were partially offset by a $0.9 million decrease in our cardiology consulting and management operations and a $0.3 million decrease in our corporate and other division.
      The $35.1 million increase in hospital division net revenue was a result of year over year growth at the majority of our facilities driven by a 3.8% increase in hospital admissions. Adjusted admissions, which adjusts for outpatient volume, increased 4.3% over fiscal 2005. Outpatient services accounted for approximately 22.4% of revenue in fiscal 2006, up from approximately 20.3% in fiscal 2005. Also on a consolidated basis total catheterization procedures increased 1.9% and inpatient surgical procedures increased 0.9% for fiscal 2006, while average length of stay decreased to 3.30 days for fiscal 2006 from 3.49 days for fiscal 2005.

      During the second quarter of fiscal 2006, we filed Medicare cost reports for fiscal 2005 and as a result of changes in our estimates of final settlements based on additional information, we recognized contractual allowance adjustments that increased net revenue by approximately $0.8 million. Similarly, during the second quarter of fiscal 2005 we filed Medicare cost reports for fiscal year 2004 and recognized adjustments that increased net revenue by approximately $2.3 million. Additionally, during fiscal 2006, we recognized approximately $0.4 million of contractual allowance adjustments that decreased net revenue as a result of our calculation of amounts owed to us by Medicare under disproportionate share hospital (DSH) provisions for fiscal 2005 and fiscal 2006 based on rates that are not published by Medicare until the fourth quarter of our fiscal year. DSH amounts are provided to facilities that have a high proportion of Medicaid payors and the calculation of the amounts owed is based on formulas that incorporate the number of Medicaid days among other factors. Similarly, we recognized $2.1 million in the fourth quarter of fiscal 2005 for amounts owed under the DSH provisions for fiscal 2004 and fiscal 2005.
      Personnel expense. Personnel expense increased 11.1% to $228.4 million for fiscal 2006 from $205.5 million for fiscal 2005. As a percentage of net revenue, personnel expense increased to 32.3% from 30.5% for the comparable periods. The $22.9 million increase in personnel expense is a result of recording $13.2 million in share-based compensation in fiscal 2006 with the remainder of the increase due to the increase in full-time employees and contract labor to accommodate the increase in hospital admissions. Share-based compensation was not reflected in the statement of operations prior to fiscal 2006 as we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123-R) on October 1, 2005. SFAS No. 123-R requires that all share-based payments to employees be recognized as compensation expense in our consolidated financial statements based on their fair values. Excluding the share-based compensation, personnel expense increased $11.1 million, or 5.5% year over year and as a percentage of net revenue, personnel expense increased marginally to 30.5% from 30.4%. On an adjusted patient day basis, personnel expense increased 6.2% for the hospital division to $1,143 per adjusted patient day for fiscal 2006 compared to $1,076 per adjusted patient day for fiscal 2005. This increase was also impacted by a 5.4% decrease in average length of stay for our hospitalized patients.
      Medical supplies expense. Medical supplies expense increased 3.2% to $196.0 million for fiscal 2006 from $190.0 million for fiscal 2005. The increase in our medical supplies expense was primarily attributable to increases in catheterization and surgical procedures performed during fiscal 2006 compared to fiscal 2005. The increase in surgical procedures during fiscal 2006 was disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies such as pacemaker implants and drug-eluting stents. During fiscal 2006, we experienced a 1.0% increase in the number of implanted pacemakers compared to fiscal 2005. Further, our utilization rate for drug-eluting stents was 1.48 stents per case during fiscal 2006 as compared to 1.42 stents per case during fiscal 2005.
      Hospital division medical supplies expense per adjusted patient day increased 4.6% to $1,016 for fiscal 2006 as compared to $971 for fiscal 2005, reflecting the increase in procedures that use high-cost medical devices and drug-eluting stents. We have continued to improve our net pricing on items purchased through our group purchasing vendors, which has minimized the impact of general inflationary cost increases.
      Bad debt expense. Our hospitals have been impacted by changes in commercial health insurance benefits which have contributed to an increase in both the number of uninsured and, as co-pays and co-insurance amounts have increased, the number of underinsured patients seeking health care. In addition, we have experienced an increase in the number of self-pay patients in several of our markets in fiscal 2006. Self-pay patients represented 8.1% of hospital division revenue in fiscal 2006 as compared to 7.1% in fiscal 2005. As a result, bad debt expense increased 17.9% to $56.8 million for fiscal 2006 from $48.2 million for fiscal 2005. In addition to the economic conditions, this $8.6 million increase in bad debt expense was also driven by the increase in admissions for the hospital division. Adjusted admissions increased 4.3% in fiscal 2006 compared to fiscal 2005 and revenue per adjusted admission increased 1.0% year over year. As a percentage of net revenue, bad debt expense increased to 8.0% for fiscal 2006 from 7.2% for fiscal 2005.
      Other operating expenses. Other operating expenses increased 4.3% to $141.5 million for fiscal 2006 from $135.6 million for fiscal 2005. This $5.9 million increase in other operating expenses was due to overall combined increases in the hospital and corporate and other divisions of $7.1 million, and overall decreases in the diagnostic and cardiology consulting and management divisions of $1.1 million and $0.1 million, respectively. The $7.1 million increase in the hospital and corporate and other divisions was primarily due to higher fixed costs associated with the management of our facilities and executive severances. In addition, we experienced increases in contract services due to the growth in volume at several facilities during fiscal 2006 and we incurred higher maintenance costs at our newest facility as it is completing its second year of operations. The $1.1 million decrease in the diagnostics division other operating expenses for fiscal 2006 relates to the reduction in development expenses for the division as these expenses were incurred at the corporate level. As a percentage of revenue, other operating expenses decreased to 20.0% from 20.2% for the years ended September 30, 2006 and 2005, respectively.
      Pre-opening expenses. There were no pre-opening expenses incurred in either fiscal 2006 or 2005. Pre-opening expenses represent costs specifically related to projects under development, primarily new hospitals. With the opening of the Heart Hospital of Lafayette during the second quarter of fiscal 2004, we have completed our hospital expansion plans that commenced in fiscal 2001 following completion of our initial public offering. We do not currently have any other hospitals under development and accordingly we are no longer incurring pre-opening expenses. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.
      Depreciation. Depreciation remained flat at $34.8 million for the year ended September 30, 2006 as compared to $34.9 million for the year ended September 30, 2005.
      Impairment of long-lived assets. Impairment of long-lived assets was $0.5 million and $2.7 million in fiscal 2006 and 2005, respectively. During fiscal 2006, management decided to discontinue the implementation of certain nurse staffing software and as a result, a $0.5 million impairment charge was recognized to write-off the costs incurred to date on such software. The $2.7 million impairment in fiscal 2005 represents management’s decision to discontinue implementation of certain accounting software, as well as the determination that the carrying value of a management contract in the diagnostics division exceeded its fair value. See “Critical Accounting Policies  — Long-Lived Assets.”
      Interest expense. Interest expense increased 4.3% to $33.2 million for fiscal 2006 compared to $31.8 million for fiscal 2005. This $1.4 million increase in interest expense is primarily attributable to deferred loan acquisition costs that were expensed during fiscal 2006 as a result of the prepayment of $11.9 million of our senior notes and the prepayment of $58.0 million of our senior secured credit facility. Further, we experienced an increase in the variable interest rates on portions of our debt. As of September 30, 2006, approximately 16.2% of our outstanding debt bears interest at variable rates.
      Interest and other income, net. Interest and other income, net increased to $7.7 million for fiscal 2006 compared to $3.0 million for fiscal 2005. This $4.7 million increase is primarily due to interest earned on available cash and cash equivalents as our cash position has increased by approximately $53.5 million year over year.
      Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased to $4.9 million in fiscal 2006 from $3.4 million in fiscal 2005. The majority of the increase is attributable to growth in earnings at the one hospital in which we hold less than a 50% interest, with the remainder being attributable to growth in earnings in various diagnostic ventures in which we hold less than a 50% interest.
      Income tax expense. Income tax expense was $4.7 million for fiscal 2006 compared to $5.6 million for fiscal 2005, which represented an effective tax rate of approximately 41.3% and 42.5%, respectively. The overall decrease in the effective rate represents the lower impact of certain non-deductible expenses period to period on overall taxable income.
      Income from discontinued operations, net of taxes. During the third quarter of fiscal 2006, we sold our equity interest in Tucson Heart Hospital and during the fourth quarter of fiscal 2006, we decided to seek to dispose of our interest in Heart Hospital of Lafayette and we entered into a confidentiality and exclusivity agreement with a potential buyer. During the first quarter of fiscal 2005, we closed and sold substantially all of the assets of The Heart Hospital of Milwaukee. Accordingly, these hospitals are accounted for as discontinued operations. Income from discontinued operations, net of taxes, in fiscal 2006 reflects the gain on the sale of Tucson Heart Hospital of approximately $13.0 million, partially offset by operating losses and the overall income tax expense associated with the facility. It also includes the operating losses and related tax benefit associated with Heart Hospital of Lafayette during the period. Income from discontinued operations, net of taxes, in fiscal 2005 reflects the gain on the sale of the assets of The Heart Hospital of Milwaukee of approximately $9.1 million, partially offset by operating losses, shut-down costs and the overall income tax expense associated with the facility. It also includes the operating income (losses) and related tax expense (benefit) associated with Tucson Heart Hospital and Heart Hospital of Lafayette during the period.

Fiscal Year 2005 Compared to Fiscal Year 2004
      Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,

					% of Net
			Increase/Decrease		Revenue

	2005	2004	$	%	2005	2004

Net revenue	$672,001	$608,514	$63,487	10.4%	100.0%	100.0%
Operating expenses:
Personnel expense	205,469	186,719	18,750	10.0%	30.5%	30.7%
Medical supplies expense	189,953	170,428	19,525	11.5%	28.3%	28.0%
Bad debt expense	48,220	40,041	8,179	20.4%	7.2%	6.6%
Other operating expenses	135,618	125,963	9,655	7.7%	20.2%	20.7%
Pre-opening expenses	—	2,900	(2,900)	(100.0)%	—	0.5%
Depreciation	34,862	37,711	(2,849)	(7.6)%	5.2%	6.2%
Amortization	1,160	1,160	—	—	0.2%	0.2%
(Gain) loss on disposal of property, equipment and other assets	(646)	63	(709)	(1125.4)%	(0.1)%	0.0%
Impairment of long-lived assets	2,662	6,425	(3,763)	(58.6)%	0.4%	1.0%

Income from operations	54,703	37,104	17,599	47.4%	8.1%	6.1%
Other income (expenses):
Interest expense	(31,832)	(25,475)	(6,357)	(25.0)%	(4.7)%	(4.2)%
Interest and other income, net	3,018	847	2,171	256.3%	0.4%	0.2%
Loss on debt refinancing	—	(4,700)	4,700	100.0%	—	(0.8)%
Equity in net earnings of unconsolidated affiliates	3,356	3,113	243	7.8%	0.5%	0.5%

Income from continuing operations before minority interest, income taxes and discontinued operations	29,245	10,889	18,356	168.6%	4.3%	1.8%
Minority interest share of earnings of consolidated subsidiaries	(15,968)	(8,949)	(7,019)	(78.4)%	(2.4)%	(1.5)%

Income from continuing operations before income taxes and discontinued operations	13,277	1,940	11,337	584.4%	1.9%	0.3%
Income tax expense	5,643	912	4,731	518.8%	0.8%	0.1%

Income from continuing operations	7,634	1,028	6,606	642.6%	1.1%	0.2%
Income (loss) from discontinued operations, net of taxes	1,157	(4,651)	5,808	124.9%	0.2%	(0.8)%

Net income (loss)	$8,791	$(3,623)	12,414	342.6%	1.3%	(0.6)%

      Net revenue. Net revenue increased 10.4% to $672.0 million for our fiscal year ended September 30, 2005 from $608.5 million for our fiscal year ended September 30, 2004. Of this $63.5 million increase in net revenue, our hospital division generated a $65.6 million increase and our diagnostic division generated a $0.2 million increase, both of which were partially offset by a $2.3 million decrease in our cardiology consulting and management operations.
      The $65.6 million increase in hospital division net revenue was attributable to $29.2 million of net revenue growth from our newest hospital, Texsan Heart Hospital which opened January 13, 2004, with the remainder of the growth being primarily attributable to our same facility hospitals. On a consolidated basis, hospital admissions increased 6.0% and adjusted admissions increased 9.6% for fiscal 2005 compared to fiscal 2004. Also on a consolidated basis, inpatient catheterization procedures increased 7.3% and inpatient surgical procedures increased 9.7% for fiscal 2005 compared to fiscal 2004, while average length of stay decreased slightly from 3.50 days for fiscal 2004 to 3.49 days for fiscal 2005.
      The $36.4 million increase in net revenue contributed by our same facility hospitals, along with the increases in admissions of 2.0%, adjusted admissions of 6.2%, inpatient catheterization procedures of 1.7%, and inpatient surgical procedures of 6.7% within our same facility hospitals was largely due to the growth in operations at the majority of our facilities, partially offset by a decline in net revenue year-over-year at two hospitals, including Louisiana Heart Hospital.
      During the second quarter of fiscal 2005, we filed Medicare cost reports for fiscal year 2004 and as a result of changes in our estimates of final settlements based on additional information, we recognized contractual allowance adjustments that increased net revenue by approximately $2.3 million. Similarly, during the second quarter of fiscal 2004 we filed Medicare cost reports for fiscal year 2003 and recognized adjustments that increased net revenue by approximately $1.7 million. Additionally, during the fourth quarter of fiscal 2005, we recognized approximately $2.1 million of contractual allowance adjustments that increased net revenue as a result of our calculation of amounts owed to us by Medicare under disproportionate share hospital (DSH) provisions for fiscal 2004 and fiscal 2005 based on rates that are not published by Medicare until the fourth quarter of our fiscal year. DSH amounts are provided to facilities that have a high proportion of Medicaid payors and the calculation of the amounts owed is based on formulas that incorporate the number of Medicaid days among other factors. Similarly, we recognized $2.3 million in the fourth quarter of fiscal 2004 for amounts owed under the DSH provisions for fiscal 2003 and fiscal 2004.
      The $2.3 million decrease in our cardiology consulting and management operations net revenue during fiscal 2005 compared to fiscal 2004 was primarily attributable to a change in certain vendor relationships associated with a physician management contract in the first quarter of fiscal 2004 to eliminate a substantial amount of pass-through cost reimbursement revenue. The cost reimbursement changes under this contract reduced both our net revenue and certain of our operating expenses by corresponding amounts, and therefore had no impact on our consolidated income from operations or our consolidated net loss during fiscal 2004.
      Personnel expense. Personnel expense increased 10.0% to $205.5 million for fiscal 2005 from $186.7 million for fiscal 2004. As a percentage of net revenue, personnel expense decreased slightly to 30.5% from 30.7% for the comparable periods. The $18.8 million increase in personnel expense was principally incurred in the hospital division, with our newest hospital comprising $6.9 million of the increase and same facility hospitals accounting for an additional $11.9 million increase. The growth in personnel expense at our same facility hospitals was primarily attributable to the additional staffing to support the increase in admissions and surgical procedures in fiscal 2005 compared to fiscal 2004, as well as cost of living adjustments given to employees during the first quarter of fiscal 2005. On an adjusted patient day basis, personnel expense increased marginally for the hospital division to $1,076 per adjusted patient day for fiscal 2005 compared to $1,059 per adjusted patient day for fiscal 2004.
      Personnel expense includes $1.5 million of non-cash share-based compensation in fiscal 2005 related to the accelerated vesting during the fourth quarter of substantially all stock options previously awarded to employees. The compensation cost represents the intrinsic value measured at the acceleration date, September 30, 2005, for the estimated number of awards that, absent the acceleration, would have expired unexercisable. The purpose of the accelerated vesting of these options was to eliminate compensation expense of approximately $9.2 million that we would otherwise recognize in future periods with respect to these options upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123-R). SFAS No. 123-R requires that all share-based payments to employees, including the vesting of stock option awards, be recognized as compensation expense in our consolidated financial statements based on their fair values. SFAS No. 123-R became effective for us on October 1, 2005. This cost was partially offset by a net decrease in personnel costs associated with our diagnostics division and cardiology consulting and management operations.
      Medical supplies expense. Medical supplies expense increased 11.5% to $190.0 million for fiscal 2005 from $170.4 million for fiscal 2004. This $19.5 million increase in medical supplies expense was primarily incurred in the hospital division, with our newest hospital and our same facility hospitals accounting for $7.8 million and $12.4 million of the increase, respectively. The increase in our same facility hospitals’ medical supplies expense was attributable to the increases in catheterization and surgical procedures performed during fiscal 2005 compared to fiscal 2004. Moreover, the increase in surgical procedures during fiscal 2005 was disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies, such as automatic internal cardiac defibrillators (AICD), pacemaker implants, and drug-eluting stents. During fiscal 2005, we experienced a 24.5% increase in the number of AICD procedures compared to fiscal 2004. We have experienced a general trend over the past two years in which the number of surgical procedures involving AICD and other high-cost medical devices and supplies has increased as a component of our mix of procedures. In addition, the increased usage of drug-eluting stents contributed to higher medical supplies expense during fiscal 2005 compared to fiscal 2004. Approximately 78.1% of our cardiac procedures involving stents utilized drug-eluting stents compared to 61.9% for fiscal 2004. Further, our average utilization rate for drug-eluting stents was 1.42 stents per case during fiscal 2005 as compared to 1.29 stents per case during fiscal 2004. Additionally, vascular procedures increased 16.8% year over year. The increase in vascular related supply expense has been a trend over the last several months of fiscal 2005. Clinically, peripheral vascular procedures treat disease of blood vessels outside the heart, primarily the narrowing of vessels that carry blood to the legs, arms, stomach or kidneys. Catheterization lab treatment includes angioplasty and stenting. Carotid stenting procedures also have increased in volume due to improvements in stents that reduce the incidence of stroke.
      Hospital division medical supplies expense per adjusted patient day increased 3.8% to $971 for fiscal 2005 as compared to $935 for fiscal 2004 and overall medical supplies expense as a percentage of revenue increased to 28.3% for fiscal 2005 from 28.0% for fiscal 2004, reflecting the increase in procedures that use high-cost devices and drug-eluting stents.
      Bad debt expense. Bad debt expense increased 20.4% to $48.2 million for fiscal 2005 from $40.0 million for fiscal 2004. This $8.2 million increase in bad debt expense was primarily incurred by our newest hospital, which accounted for $3.6 million of the increase. The $4.6 million increase in our same facility hospitals’ bad debt expense was primarily attributable to growth in net revenue, as previously discussed, and an increase in the number of self-pay patients in several of our markets in fiscal 2005. Self-pay patients represented 7.1% of hospital division revenue in fiscal 2005 as compared to 6.0% in fiscal 2004. As a percentage of net revenue, bad debt expense increased to 7.2% for fiscal 2005 from 6.6% for fiscal 2004.
      Other operating expenses. Other operating expenses increased 7.7% to $135.6 million for fiscal 2005 from $126.0 million for fiscal 2004. This $9.7 million increase in other operating expenses was due to overall increases in the hospital, diagnostic and corporate and other divisions of $6.1 million, $1.0 million and $2.6 million, respectively. The $6.1 million increase in the hospital division was primarily due to costs associated with our newest hospital. The $1.0 million increase in the diagnostics division other operating expenses period to period was due to the businesses developed and opened since the beginning of fiscal 2004. The increase in the corporate and other division other operating expenses was principally due to $1.9 million of consulting and other expenses incurred to support our effort to ensure compliance with the provisions of the Sarbanes-Oxley Act. In addition, we incurred certain incremental legal fees associated with a specific lawsuit and we also incurred fees related to the recruitment and relocation of certain senior management personnel. As a percentage of net revenue, other operating expenses decreased to 20.2% from 20.7% for the years ended September 30, 2005 and 2004, respectively.

      Pre-opening expenses. There were no pre-opening expenses incurred in fiscal 2005 versus $2.9 million incurred in fiscal 2004. Pre-opening expenses represent costs specifically related to projects under development, primarily new hospitals. Upon opening Heart Hospital of Lafayette during the second quarter of fiscal 2004, we have completed our hospital expansion plans that commenced in fiscal 2001 following completion of our initial public offering, and we do not currently have any other hospitals under development. Accordingly, we are no longer incurring pre-opening expenses. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.
      Depreciation. Depreciation decreased 7.6% to $34.9 million for the year ended September 30, 2005 as compared to $37.7 million for the year ended September 30, 2004. This $2.8 million decrease is the net result of equipment within the hospital division becoming fully depreciated during fiscal 2004 or 2005.
      Impairment of long-lived assets. Impairment was $2.7 million and $6.4 million in fiscal 2005 and 2004, respectively. The $2.7 million in fiscal 2005 impairment represents management’s decision to discontinue implementation of certain accounting software, as well as the determination that the carrying value of a management contract in the diagnostics division exceeded its fair value. The $6.4 million impairment in fiscal 2004 represents the write-off of an enterprise wide healthcare information system. See “Critical Accounting Policies — Long-Lived Assets.”
      Interest expense. Interest expense increased 25.0% to $31.8 million for fiscal 2005 compared to $25.5 million for fiscal 2004. This $6.4 million increase in interest expense was primarily attributable to the increase in our overall cost of borrowings on debt compared to the debt that was repaid as a result of the refinancing transaction completed in the third quarter of fiscal 2004. In addition, our average outstanding debt was higher during the comparable periods. Further, we capitalized approximately $0.4 million of interest expense as part of the capitalized construction costs of our hospitals that were still under development during the first part of fiscal 2004. As of September 30, 2005, approximately 33.4% of our outstanding debt bears interest on variable rates.
      Interest and other income, net. Interest and other income, net increased to $3.0 million for fiscal 2005 compared to $0.8 million for fiscal 2004. This $2.2 million increase is primarily due to interest earned on available cash and cash equivalents as our cash position has increased by approximately $71.4 million year-over-year.
      Loss on debt refinancing. During the fourth quarter of fiscal 2004, we repaid approximately $279.6 million of existing debt with proceeds received from our offering of $150.0 million senior notes and a $200.0 million senior secured credit facility. Including the loss on debt refinancing of $0.8 million which is reported in the loss from discontinued operations, the repayment of debt resulted in a loss of approximately $5.5 million.
      Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries increased $7.0 million to $16.0 million for fiscal 2005 from $9.0 million for fiscal 2004. This increase was primarily due to changes in the operating results of our individual hospitals and the respective basis for allocating such earnings or losses among us and our partners on either a pro rata basis or disproportionate basis during fiscal 2005 compared to fiscal 2004. Our earnings allocated to minority interests increased partially due to an increase in earnings of certain of our same facility hospitals which were allocated to our minority partners on a pro rata basis. In addition, during a portion of fiscal 2004, we shared losses at our newest hospital with our minority partners on a pro rata basis; however, during the same period in fiscal 2005, we were required by generally accepted accounting principles to recognize, for accounting purposes, a disproportionate 100% of the hospital’s losses such that no amounts were allocated to our minority partners. However, this provision does not relieve our minority investors from any of their obligations to make additional capital contributions if one of our hospitals requires additional cash to fund its operations. For a more complete discussion of our accounting for minority interests, including the basis for the disproportionate allocation accounting, see “Critical Accounting Policies — Earnings Allocated to Minority Interests.”
      Income tax expense. Income tax expense was $5.6 million for fiscal 2005 compared to $0.9 million for fiscal 2004, which represented an effective tax rate of approximately 42.5% and 47.0%, respectively. The overall decrease in the effective rate represents the lower impact of certain non-deductible expenses period to period on overall taxable income. The Company continues to have federal and state net operating loss carry forwards available from prior periods to offset the majority of its current tax liabilities.
      Income (loss) from discontinued operations, net of taxes. During the first quarter of fiscal 2005, we closed and sold substantially all of the assets of The Heart Hospital of Milwaukee. During the third quarter of fiscal 2006, we sold our equity interest in Tucson Heart Hospital and during the fourth quarter of fiscal 2006, we decided to seek to dispose of our interest in Heart Hospital of Lafayette and we entered into a confidentiality and exclusivity agreement with a potential buyer. Accordingly, these hospitals are accounted for as discontinued operations. Income from discontinued operations, net of taxes, in fiscal 2005 reflects the gain on the sale of the assets of The Heart Hospital of Milwaukee of approximately $9.1 million, partially offset by operating losses, shut-down costs and the overall income tax expense associated with the facility. It also includes the operating income (losses) and related tax expense (benefit) associated with Tucson Heart Hospital and Heart Hospital of Lafayette during the period. Loss from discontinued operations, net of taxes, in fiscal 2004 represents the operating income (losses), net of the tax expense (benefit), of the facilities during the period.

Selected Quarterly Results of Operations
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

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2005

	(in thousands)
Statement of Operations Data:
Net revenue	$177,444	$182,047	$183,270	$163,613	$167,880
Impairment of long-lived assets	7	451	—	—	2,662
Income from operations	15,668	17,900	6,775	7,176	10,150
Equity in net earnings of unconsolidated affiliates	1,036	1,408	1,410	1,065	802
Minority interest share of earnings of consolidated subsidiaries	(3,171)	(4,742)	(4,790)	(2,818)	(3,611)
Income (loss) from continuing operations	4,490	5,894	(2,408)	(1,265)	(89)
Income (loss) from discontinued operations	6,449	(984)	468	(68)	(2,212)
Net income (loss)	$10,939	$4,910	$(1,940)	$(1,333)	$(2,301)
Earnings (loss) per share, basic
Continuing operations	$0.24	$0.31	$(0.13)	$(0.07)	$(0.01)
Discontinued operations	0.34	(0.05)	0.03	—	(0.12)

Earnings (loss) per share, basic	$0.58	$0.26	$(0.10)	$(0.07)	$(0.13)

Earnings (loss) per share, diluted
Continuing operations	$0.23	$0.30	$(0.13)	$(0.07)	$(0.01)
Discontinued operations	0.32	(0.05)	0.03	—	(0.12)

Earnings (loss) per share, diluted	$0.55	$0.25	$(0.10)	$(0.07)	$(0.13)

Weighted average number of shares, basic	18,872	18,630	18,618	18,501	18,493
Dilutive effect of stock options and restricted stock	1,037	661	—	—	—

Weighted average number of shares, diluted	19,909	19,291	18,618	18,501	18,493

Cash Flow Data:
Net cash provided by operating activities	$10,539	$28,308	$13,886	$12,232	$14,157
Net cash provided by (used in) investing activities	$33,379	$(5,856)	$(8,589)	$(8,870)	$(6,224)
Net cash provided by (used in) financing activities	$5,532	$(2,901)	$(15,762)	$(8,416)	$(6,262)
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
Liquidity and Capital Resources
      Working Capital and Cash Flow Activities. Our consolidated working capital was $197.3 million at September 30, 2006 and $135.1 million at September 30, 2005. The increase of $62.2 million in working capital primarily resulted from an increase in cash and cash equivalents and accounts receivable, net, combined with a decrease in current portion of long-term debt and obligations under capital leases, offset in part by an increase in accounts payable and other accrued liabilities.
      The $53.5 million increase in cash and cash equivalents was primarily driven by the sale of Tucson Heart Hospital in the fourth quarter of fiscal 2006 and improved operations. Accounts receivable have increased as a result of increased admissions at our hospitals and an increase in revenue per adjusted admission.
      Our cash and cash equivalents at September 30, 2006 include approximately $9.4 million that we received in outlier payments in prior years from one of our Medicare intermediaries that we may have to repay to the Medicare program upon final settlement of cost reports for the periods in question. CMS adopted a new rule governing the calculation of outlier payments during fiscal 2003. Since the changes to the outlier formula became effective in August 2003, we have recognized net revenue from outlier payments at estimated amounts determined under the new calculation formula; however, one of our Medicare fiscal intermediaries continued to pay us at amounts calculated under the historical formula since August 2003. Effective May 1, 2004, the Medicare fiscal intermediary began paying us at rates consistent with the new calculation formula for our Medicare cost report year ending September 30, 2004; thus, we expect no future increase in the $9.4 million received in outlier payments through April 30, 2004. We have reflected this $9.4 million, plus accrued interest thereon, as a reduction to our accounts receivable, net, at September 30, 2006 and 2005, consistent with our other estimated reimbursement settlements, and have not recognized the receipt of these outlier payments as net revenue in any affected period. However, net cash provided by operating activities during fiscal 2004 was positively impacted by $6.5 million for the payments received during the period. Our cash and cash equivalents and our cash flows from operations may decrease in the future periods if we are required to repay the amounts upon filing our Medicare cost reports.
      Our operating activities from continuing operations provided net cash of $67.1 million for fiscal 2006 compared to net cash provided from continuing operations of $66.3 million for fiscal 2005, an increase of $0.8 million. The cash used in discontinued operations increased $2.9 million year over year as a result of the sale of our equity interest in Tucson Heart Hospital as discussed above and in Note 3 to the financial statements.
      Our investing activities from continuing operations provided net cash of $12.3 million for fiscal 2006 compared to net cash provided from continuing operations of $24.7 million for fiscal 2005. The $12.3 million of net cash provided by investing activities in fiscal 2006 was primarily due to the proceeds received from the sale of our equity interest in Tucson Heart Hospital offset by the purchase of capital equipment. The net cash provided by investing activities in fiscal 2005 of $24.7 million was a direct result of the proceeds received from the sale of The Heart Hospital of Milwaukee offset by capital expenditures for the period. Even though we have completed our hospital expansion plans and we do not currently have any other hospitals under development, we expect to continue to use cash in investing activities in future periods. The amount will depend largely on the type and size of strategic investments we make in future periods.
      Our financing activities from continuing operations used net cash of $22.4 million for fiscal 2006 compared to net cash used by continuing operations of $14.2 million for fiscal 2005. The $22.4 million of net cash used by financing activities for fiscal 2006 was primarily the result of the receipt of funds, net of loan acquisition costs, obtained through the issuance of long-term debt at Harlingen Medical Center, the proceeds of which were used to prepay a portion of our senior secured credit facility loan as well as distributions to minority partners. The $14.2 million of net cash used by financing activities for fiscal 2005 was primarily the result of distributions to, net of investments by, minority partners and the repayment of long-term debt and obligations under capital leases partially offset by proceeds from exercised stock options.
      Capital Expenditures. Expenditures for property and equipment for fiscal years 2006 and 2005 were $30.5 million and $19.0 million, respectively. For both fiscal years 2006 and 2005, our capital expenditures were principally focused on improvement to and expansion of existing facilities. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
      Obligations, Commitments and Availability of Financing. As described more fully in the notes to our consolidated financial statements included elsewhere in this report, we had certain cash obligations at September 30, 2006, which are due as follows (in thousands):

	Payments Due by Fiscal Year

	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt	$37,309	$3,264	$8,217	$26,732	$21,397	$225,457	$322,376
Obligations under capital leases	1,784	1,173	359	20	—	—	3,336

Total debt	39,093	4,437	8,576	26,752	21,397	225,457	325,712
Other long-term obligations, excluding interest rate swaps(1)	5,378	392	48	14	—	—	5,832
Interest on indebtedness(2)	23,885	23,374	23,103	23,066	22,653	40,370	156,451
Operating leases	3,493	3,225	2,790	2,116	1,402	4,444	17,470

Total	$71,849	$31,428	$34,517	$51,948	$45,452	$270,271	$505,465

(1)	Other long-term obligations, excluding interest rate swaps, consists of non-current portion of deferred compensation under nurse retention arrangements at two of our hospitals and potential future obligations pursuant to professional service guarantees.

(2)	Interest on indebtedness represents only fixed rate indebtedness; variable rate indebtedness, which is not included in the table above, is based on LIBOR or the prime rate.
      During the fourth quarter of fiscal 2004, we completed our offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes. Concurrent with our offering of the notes, we entered into a $200.0 million senior secured credit facility with a syndicate of banks and other institutional lenders. The new credit facility provides for a seven-year term loan facility in the amount of $100.0 million, all of which was drawn in July 2004, and a five-year senior secured revolving credit facility in the amount of $100.0 million which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. Proceeds from these debt facilities combined with cash on hand were used to repay $276.9 million of the long-term debt outstanding at that time.
      At September 30, 2006, we had $325.7 million of outstanding debt, $39.1 million of which was classified as current. Of the outstanding debt, $138.1 million was outstanding under our 9 7/8% senior notes, $40.0 million was outstanding under our senior secured credit facility and $145.3 million was outstanding to lenders to our hospitals. The remaining $2.3 million of debt was outstanding to lenders for diagnostic services under capital leases and other miscellaneous indebtedness. No amounts were outstanding to lenders under our $100.0 million revolving credit facility at September 30, 2006. At the same date, however, we had letters of credit outstanding of $2.5 million, which reduced our availability under this facility to $97.5 million.
      During the first quarter of fiscal 2007, we sold 1.7 million shares of common stock to the public. The $39.7 million in net proceeds from this offering were used to repurchase approximately $36.2 million of our outstanding senior notes and to pay approximately $3.5 million of associated premiums and expenses associated with the note repurchase.
      Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At September 30, 2006 and 2005, the Company was in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette. Heart Hospital of Lafayette is classified as a discontinued operation. Accordingly, the total outstanding balance of this loan has been included in the current liabilities of discontinued operations on the balance sheet as of September 30, 2006 and 2005. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at September 30, 2006.
      At September 30, 2006, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
      We also guarantee approximately 30% of the equipment debt of Avera Heart Hospital of South Dakota, the one hospital in which we owned a minority interest at September 30, 2006, and therefore do not consolidate the hospital’s results of operations and financial position. We provide this guarantee in exchange for a fee from the hospital. At September 30, 2006, Avera Heart Hospital of South Dakota was in compliance with all covenants in the instruments governing its debt. The total amount of the hospital’s equipment debt was approximately $2.3 million at September 30, 2006. Accordingly, the equipment debt guaranteed by us was approximately $0.7 million at September 30, 2006.
      See Note 9 to the consolidated financial statements included elsewhere in this report for additional discussion of the terms, covenants and repayment schedule surrounding our debt.
      We believe that internally generated cash flows and available borrowings under our senior secured credit facility, together with the remaining net proceeds of our initial public offering and our secondary public offering will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
      Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of September 30, 2006 was $234.8 million.
      Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 7 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.
      Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 6.31% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at September 30, 2006 was 7.28%.
      We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.

      We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of the borrowing hospital’s accounts receivable. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of September 30, 2006 and September 30, 2005, we held $55.5 million and $93.3 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.
      Because these intercompany notes receivable and related interest income are eliminated with the corresponding notes payable and interest expense at our consolidating hospitals in the process of preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the amounts outstanding under these notes do not appear in our consolidated financial statements or accompanying notes. Information about the aggregate amount of these notes outstanding from time to time may be helpful, however, in understanding the amount of our total investment in our hospitals. In addition, we believe investors and others will benefit from a greater understanding of the significance of the priority rights we have under these intercompany notes receivable to distributions of cash by our hospitals as funds are generated from future operations, a potential sale of a hospital, or other sources. Because these notes receivable are senior to the equity interests of MedCath and our partners in each hospital, in the event of a sale of a hospital, the hospital would be required first to pay to us any balance outstanding under its intercompany notes prior to distributing any of the net proceeds of the sale to any of the hospital’s equity investors as a return on their investment based on their pro-rata ownership interests. Also, appropriate payments to us to amortize principal balances outstanding and to pay interest due under these notes are generally made to us from a hospital’s available cash flows prior to any pro-rata distributions of a hospital’s earnings to the equity investors in the hospitals.
      On December 1, 2004, we completed the sale of certain assets of The Heart Hospital of Milwaukee for $42.5 million. Of the $42.5 million in proceeds received, approximately $37.0 million was used to repay The Heart Hospital of Milwaukee’s intercompany secured loans, thereby increasing our consolidated cash position on such date. As part of the terms of the sale, we were required to close the hospital. As such, we incurred costs associated with the closing of the hospital, in addition to costs associated with completing the sale and additional operating expenses. As stipulated by the covenants of our senior secured credit facility, within 300 days after the receipt of the net proceeds, we may identify a use of the net proceeds for capital expenditures or other permitted investments, so long as such usage occurs within 300 days of the date identified, which we have done. Any net proceeds not identified or invested within this time period must be used to repay principal of senior secured indebtedness. The lenders under our credit facility have waived this requirement. However, the indenture governing our senior notes contains a similar requirement. Accordingly, we offered to repurchase up to $30.3 million of our senior notes. The tender offer for the notes expired during fiscal year 2006 and we accepted for purchase and paid for $11.9 million principal amount of senior notes tendered prior to the expiration of the tender offer.
      On August 31, 2006, we completed the divestiture of our equity interest in Tucson Heart Hospital for $40.7 million. Of the $40.7 million proceeds received, approximately $40.2 million was used to repay Tucson Heart Hospital’s intercompany secured loans, thereby increasing our consolidated cash position on such date.
      We have, during fiscal 2006, and will continue in future periods, provided information on a quarterly basis about the aggregate amount of these intercompany loans outstanding to assist investors in better understanding the total amount of our investment in our hospitals, our claim to the future cash flows of our hospitals, and our capital structure.
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
      Three of our consolidated hospitals entered into fixed interest rate swaps during previous years. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus an applicable margin for two of the hospitals and at 4.6% plus an applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the mortgage debt for these three hospitals as part of the July 2004 financing transaction. We did not terminate the interest rate swaps as part of the financing transaction, which resulted in the recognition of a loss of approximately $0.6 million, during the fourth quarter of fiscal 2004. Since July 2004, the fixed interest rate swaps have not been utilized as a hedge of variable debt obligations, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as a component of interest expense. The fixed interest rate swaps expired during fiscal 2006 resulting in an unrealized gain for the fiscal year ended September 30, 2006 that was not significant to the consolidated financial position or results of operations.
      Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at September 30, 2006 include approximately $52.9 million of variable rate debt at an approximate average interest rate of 7.05%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million for the year ended September 30, 2006.

Item 8.	Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
MEDCATH CORPORATION AND SUBSIDIARIES
HEART HOSPITAL OF SOUTH DAKOTA, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina
      We have audited the accompanying consolidated balance sheets of MedCath Corporation and subsidiaries (the Company) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 2 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123-R, Share-Based Payment.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
December 14, 2006

MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,

	2006	2005

Current assets:
Cash and cash equivalents	$193,654	$140,172
Accounts receivable, net	93,584	80,898
Medical supplies	19,761	17,883
Deferred income tax assets	11,998	12,391
Prepaid expenses and other current assets	7,039	6,702
Current assets of discontinued operations	6,940	18,795

Total current assets	332,976	276,841
Property and equipment, net	338,152	344,924
Investments in affiliates	7,803	5,852
Goodwill	62,490	62,490
Other intangible assets, net	7,082	8,091
Other assets	10,662	12,065
Long-term assets of discontinued operations	26,684	52,942

Total assets	$785,849	$763,205

Current liabilities:
Accounts payable	$38,748	$35,586
Income tax payable	1,207	1,416
Accrued compensation and benefits	22,801	20,396
Accrued property taxes	6,271	6,259
Other accrued liabilities	12,901	13,419
Current portion of long-term debt and obligations under capital leases	39,093	43,332
Current liabilities of discontinued operations	14,680	21,332

Total current liabilities	135,701	141,740
Long-term debt	285,067	296,391
Obligations under capital leases	1,552	3,010
Deferred income tax liabilities	19,752	15,673
Other long-term obligations	309	497
Long-term liabilities of discontinued operations	—	253

Total liabilities	442,381	457,564
Minority interest in equity of consolidated subsidiaries	25,808	22,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 19,159,998 issued and 19,091,098 outstanding at September 30, 2006 18,562,635 issued and 18,493,735 outstanding at September 30, 2005	192	186
Paid-in capital	391,261	368,849
Accumulated deficit	(73,348)	(85,924)
Accumulated other comprehensive income (loss)	(51)	24
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	317,660	282,741

Total liabilities and stockholders’ equity	$785,849	$763,205

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,

	2006	2005	2004

Net revenue	$706,374	$672,001	$608,514
Operating expenses:
Personnel expense	228,350	205,469	186,719
Medical supplies expense	196,046	189,953	170,428
Bad debt expense	56,845	48,220	40,041
Other operating expenses	141,498	135,618	125,963
Pre-opening expenses	—	—	2,900
Depreciation	34,792	34,862	37,711
Amortization	1,008	1,160	1,160
(Gain) loss on disposal of property, equipment and other assets	(142)	(646)	63
Impairment of long-lived assets	458	2,662	6,425

Total operating expenses	658,855	617,298	571,410

Income from operations	47,519	54,703	37,104
Other income (expenses):
Interest expense	(33,210)	(31,832)	(25,475)
Interest and other income, net	7,733	3,018	847
Loss on debt refinancing	—	—	(4,700)
Equity in net earnings of unconsolidated affiliates	4,919	3,356	3,113

Total other expenses, net	(20,558)	(25,458)	(26,215)

Income from continuing operations before minority interest, incomes taxes and discontinued operations	26,961	29,245	10,889
Minority interest share of earnings of consolidated subsidiaries	(15,521)	(15,968)	(8,949)

Income from continuing operations before income taxes and discontinued operations	11,440	13,277	1,940
Income tax expense	4,729	5,643	912

Income from continuing operations	6,711	7,634	1,028
Income (loss) from discontinued operations, net of taxes	5,865	1,157	(4,651)

Net income (loss)	$12,576	$8,791	$(3,623)

Earnings (loss) per share, basic
Continuing operations	$0.36	$0.42	$0.06
Discontinued operations	0.31	0.06	(0.26)

Earnings (loss) per share, basic	$0.67	$0.48	$(0.20)

Earnings (loss) per share, diluted
Continuing operations	$0.34	$0.39	$0.06
Discontinued operations	0.30	0.06	(0.26)

Earnings (loss) per share, diluted	$0.64	$0.45	$(0.20)

Weighted average number of shares, basic	18,656	18,286	17,984
Dilutive effect of stock options and restricted stock	899	1,184	—

Weighted average number of shares, diluted	19,555	19,470	17,984

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock				Other	Treasury Stock
			Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balance, September 30, 2003	17,943	$180	$357,707	$(91,092)	$(1,347)	69	$(394)	$265,054
Exercise of stock options, including income tax benefit	79	1	949	—	—	—		950
Comprehensive loss:								—
Net loss	—	—	—	(3,623)	—	—	—	(3,623)
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	706	—	—	706
Reclassification of undesignated interest rate swaps ineffectiveness into earnings	—	—	—	—	561	—	—	561

Total comprehensive loss								(2,356)

Balance, September 30, 2004	18,022	181	358,656	(94,715)	(80)	69	(394)	263,648
Exercise of stock options, including income tax benefit	472	5	8,725	—	—	—	—	8,730
Acceleration of vesting of stock options	—	—	1,468	—	—	—	—	1,468
Comprehensive income:
Net income	—	—	—	8,791	—	—	—	8,791
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	104	—	—	104

Total comprehensive income								8,895

Balance, September 30, 2005	18,494	186	368,849	(85,924)	24	69	(394)	282,741
Exercise of stock options, including income tax benefit	597	6	9,190	—	—	—	—	9,196
Share-based compensation expense	—	—	13,222	—	—	—	—	13,222
Comprehensive income:
Net income	—	—	—	12,576	—	—	—	12,576
Change in fair value of interest rate swaps, net of income tax benefit	—	—	—	—	(75)	—	—	(75)

Total comprehensive income								12,501

Balance, September 30, 2006	19,091	$192	$391,261	$(73,348)	$(51)	69	$(394)	$317,660

See notes to consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,

	2006	2005	2004

Net income (loss)	$12,576	$8,791	$(3,623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(5,865)	(1,157)	4,651
Bad debt expense	56,845	48,220	40,041
Depreciation and amortization expense	35,801	36,022	38,871
Income tax benefit on exercised stock options	(2,697)	1,268	124
(Gain) loss on disposal of property, equipment and other assets	(142)	(646)	63
Share-based compensation expense	13,222	1,468	—
Loss on debt refinancing	—	—	4,700
Impairment of long-lived assets	458	2,662	6,425
Amortization of loan acquisition costs	2,907	1,602	1,661
Equity in earnings of unconsolidated affiliates, net of dividends received	(2,071)	(668)	(197)
Minority interest share of earnings of consolidated subsidiaries	15,521	15,968	8,949
Change in fair value of interest rate swaps	(120)	(1,041)	1
Deferred income taxes	7,217	5,699	(4,095)
Change in assets and liabilities that relate to operations:
Accounts receivable	(69,531)	(50,899)	(40,949)
Medical supplies	(1,878)	2,011	(5,278)
Prepaids and other assets	(219)	1,486	2,870
Accounts payable and accrued liabilities	5,110	(4,445)	13,659

Net cash provided by operating activities of continuing operations	67,134	66,341	67,873
Net cash used in operating activities of discontinued operations	(2,169)	(5,094)	(5,327)

Net cash provided by operating activities	64,965	61,247	62,546
Investing activities:
Purchases of property and equipment	(30,451)	(18,965)	(39,294)
Proceeds from sale of property and equipment	2,119	1,138	2,877
Proceeds from sale of discontinued operations	40,655	42,500	—
Other investing activities	—	6	483

Net cash provided by (used in) investing activities of continuing operations	12,323	24,679	(35,934)
Net cash used in investing activities of discontinued operations	(2,259)	(1,877)	(29,496)

Net cash provided by (used in) investing activities	10,064	22,802	(65,430)
Financing activities:
Proceeds from issuance of long-term debt	60,000	—	290,468
Repayments of long-term debt	(75,033)	(10,594)	(257,759)
Repayments of obligations under capital leases	(2,061)	(2,359)	(7,221)
Payments of loan acquisition costs	(1,879)	—	(9,831)
Investments by minority partners	—	1,241	874
Distributions to minority partners	(13,233)	(10,144)	(10,424)
Repayments from (advances to) minority partners, net	618	206	(417)
Income tax benefit on exercised stock options	2,697	—	—
Proceeds from exercised stock options	6,499	7,462	825

Net cash (used in) provided by financing activities of continuing operations	(22,392)	(14,188)	6,515
Net cash (used in) provided by financing activities of discontinued operations	845	1,543	(25,949)

Net cash used in financing activities	(21,547)	(12,645)	(19,434)

Net increase (decrease) in cash and cash equivalents	53,482	71,404	(22,318)
Cash and cash equivalents:
Beginning of year	140,172	68,768	91,086

End of year	$193,654	$140,172	$68,768

Supplemental disclosure of cash flow information:
Interest paid	$30,494	$31,834	$19,317
Income taxes paid	$2,550	$1,056	$341
Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$—	$514	$1,404
See notes to consolidated financial statements.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share amounts)

1.	Business and Organization
      MedCath Corporation (the Company) primarily focuses on the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the hospital division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of September 30, 2006, the Company owned and operated eleven hospitals, together with its physician partners, who own an equity interest in the hospital where they practice. The Company’s existing hospitals had a total of 667 licensed beds, of which 650 were staffed and available, and were located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota and Texas.
      See Note 3 — Discontinued Operations for details concerning the Company’s sale of its equity interest in Tucson Heart Hospital and the Company’s pending disposition of Heart Hospital of Lafayette. Unless specifically indicated otherwise, all amounts and percentages presented in these notes are exclusive of the Company’s discontinued operations.
      The Company accounts for all but one of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Avera Heart Hospital of South Dakota and neither has substantive control over the hospital nor is its primary beneficiary under the revised version of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46-R). Therefore, the Company is unable to consolidate the hospital’s results of operations and financial position, but rather is required to account for its minority ownership interest in the hospital as an equity investment.
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
      Restatements and Reclassifications — In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, hospitals sold or classified as held for sale are required to be reported as discontinued operations. During fiscal 2005, the Company completed the sale of the assets of The Heart Hospital of Milwaukee and during fiscal 2006, the Company completed the sale of its equity interest in Tucson Heart Hospital and decided to seek to dispose of its interest in Heart Hospital of Lafayette and entered into a confidentiality and exclusivity agreement with a potential buyer, therefore classifying the hospital as held for sale. In accordance with the provisions of SFAS No. 144, the results of operations of these hospitals for the years ended September 30, 2006, 2005 and 2004 are reported as discontinued operations for all periods presented. Many of the provisions of SFAS No. 144 involve judgment in determining whether a hospital will be reported as continuing or discontinued operations. Such judgments include whether a hospital will be sold, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods the Company determines that a hospital should be

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of operations are reclassified in order to reflect the current classification.
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
      Fair Value of Financial Instruments — The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets, including cash and cash equivalents, accounts receivable, net, accounts payable, income taxes payable, accrued liabilities, variable rate long-term debt, obligations under capital leases, and other long-term obligations to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2006 and 2005. The estimated fair value of long-term debt, including the current portion, at September 30, 2006 is approximately $336.7 million as compared to a carrying value of approximately $322.4 million. At September 30, 2005, the estimated fair value of long-term debt, including the current portion, is approximately $353.5 million as compared to a carrying value of approximately $337.3 million. Fair value of the Company’s fixed rate debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of arrangements, and the fair value of the Company’s variable rate debt was determined to approximate its carrying value, due to the underlying variable interest rates.
      Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.
      The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third party payors, including Medicare, Medicaid and commercial insurance carriers. The Company has not experienced significant losses related to receivables from individual patients or groups of patients in any particular industry or geographic area.
      Cash and Cash Equivalents — Cash consists of currency on hand and demand deposits with financial institutions. Cash equivalents include investments in highly liquid instruments with original maturities of three months or less.
      Allowance for Doubtful Accounts — Accounts receivable primarily consist of amounts due from third-party payors and patients in the Company’s hospital division. The remainder of the Company’s accounts receivable principally consist of amounts due from billings to hospitals for various cardiovascular care services performed in its diagnostics division and amounts due under consulting and management contracts. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The Company estimates this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of its respective hospitals and other business units.
      Medical Supplies — Medical supplies consist primarily of supplies necessary for diagnostics, catheterization and surgical procedures and general patient care and are stated at the lower of first-in, first-out (FIFO) cost or market.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property and Equipment — Property and equipment are recorded at cost and are depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment, furniture and software. Repairs and maintenance costs are charged to operating expense while betterments are capitalized as additions to the related assets. Retirements, sales, and disposals are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in income from operations. Amortization of property and equipment recorded under capital leases is included in depreciation expense. Interest expense incurred in connection with the construction of hospitals is capitalized as part of the cost of the building until the facility is operational, at which time depreciation begins using the straight-line method over the estimated useful life of the building. The Company did not capitalize any interest during the years ended September 30, 2006 and 2005. During the year ended September 30, 2004, the Company capitalized interest of $0.4 million.
      Goodwill and Intangible Assets — Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. Other intangible assets primarily consist of the value of management contracts. With the exception of goodwill, intangible assets are being amortized over periods ranging from 11 to 29 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company evaluates goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.
      Other Assets — Other assets primarily consist of loan acquisition costs and prepaid rent under a long-term operating lease for land at one of the Company’s hospitals. The loan acquisition costs are being amortized using the straight-line method over the life of the related debt, which approximates the effective interest method. The Company recognizes the amortization of the loan acquisition costs as a component of interest expense. The prepaid rent is being amortized using the straight-line method over the lease term, which extends through December 11, 2065. The Company recognizes the amortization of prepaid rent as a component of other operating expense. For the years ended September 30, 2006, 2005 and 2004, amortization expense related to other assets was $2.9 million, $1.6 million and $1.7 million, respectively.
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
      During the year ended September 30, 2006, the operating performance of one of the Company’s facilities, Heart Hospital of Lafayette, was significantly below expectations. The performance of the hospital as well as other strategic initiatives were considered when management made the decision to seek to dispose of the Heart Hospital of Lafayette, which is classified as a discontinued operation in the accompanying financial statements (see Note 3). Management believes the net carrying value of the discontinued assets as of September 30, 2006 will be realizable; thus, no impairment was recorded during the year ended September 30, 2006; however, ultimate realizability of the discontinued assets cannot be assured.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Also during the year ended September 30, 2006, management decided to discontinue the implementation of certain nurse staffing software and as a result, a $0.5 million impairment charge was recognized to write-off the costs incurred to date on such software.
      During the year ended September 30, 2005, the Company recorded a $2.7 million impairment charge, which was comprised of $1.7 million relating to license fees associated with the use of certain accounting software and $1.0 million relating to a management contract. The accounting software was installed in two hospitals and was intended to be installed in the remaining hospitals; however, due to a lack of additional benefits provided by the system and additional installation costs required, it was determined that the system would not be installed in any additional hospitals. Therefore, the impairment charge reflects the unused license fees associated with this system. The remaining $1.0 million impairment charge relates to the excess carrying value over the fair value of a management contract due to lack of volumes and other economic factors at one managed diagnostic venture.
      During the year ended September 30, 2004, the Company recorded a $6.4 million impairment charge relating to certain capitalized software costs associated with the purchase of an enterprise wide healthcare information system, which had been installed in one of the Company’s hospitals. Due to a number of functionality and integration issues experienced with this system, the Company determined that the system was not performing to its original specifications and was replaced at the hospital where it had been installed and would not be installed in any additional hospitals.
      Other Long-Term Obligations — Other long-term obligations consist of the Company’s liabilities for its interest rate swap derivatives, which are recognized at their fair market value as of the balance sheet date and the Company’s noncurrent obligations under certain deferred compensation arrangements.
      Market Risk Policy — The Company’s policy for managing risk related to its exposure to variability in interest rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The Company recognizes all derivatives as either assets or liabilities in the balance sheets and measures those instruments at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities (an amendment of SFAS Statement No. 133), and as amended by SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.
      Revenue Recognition — Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as commercial insurers, health maintenance organizations and preferred provider organizations are generally less than established billing rates. Payment arrangements with third-party payors may include prospectively determined rates per discharge or per visit, a discount from established charges, per diem payments, reimbursed costs (subject to limits) and/or other similar contractual arrangements. As a result, net revenue for services rendered to patients is reported at the estimated net realizable amounts as services are rendered. The Company accounts for the differences between the estimated realizable rates under the reimbursement program and the standard billing rates as contractual adjustments.
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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of its programs. Final settlements under some of these programs are subject to adjustment based on audit by third parties, which can take several years to determine. From a procedural standpoint, the Company subsequently adjusts those settlements as new information is obtained from audits or review by the fiscal intermediary, and, if the result of the of the fiscal intermediary audit or review impacts other unsettled and open costs reports, then the Company recognizes the impact of those adjustments. As such, the Company recognized adjustments that increased/(decreased) net revenue by ($0.5) million, $3.0 million and $4.0 million in the years ended September 30, 2006, 2005 and 2004, respectively.
      A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 49.4%, 53.0% and 51.9% of the Company’s net revenue during the years ended September 30, 2006, 2005 and 2004, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, hospitals are paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.
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

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2006, 2005 and 2004, the Company incurred approximately $4.5 million, $5.2 million and $5.7 million of advertising expenses, respectively.
      Pre-opening Expenses — Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred. The Company recognized pre-opening expenses of approximately $2.9 million for the year ended September 30, 2004. The Company did not incur any pre-opening expenses during the years ended September 30, 2005 and 2006.
      Income Taxes — Income taxes are computed on the pretax income (loss) based on current tax law. Deferred income taxes are recognized for the expected future tax consequences or benefits of differences between the tax bases of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future deductibility is uncertain.
      Members’ and Partners’ Share of Hospital’s Net Income and Loss — Each of the Company’s consolidated hospitals is organized as a limited liability company or limited partnership, with one of the Company’s wholly-owned subsidiaries serving as the manager or general partner and holding from 51% to 72% of the ownership interest in the entity. In most cases, physician partners or members own the remaining ownership interests as members or limited partners. In some instances, the Company may organize a hospital with a community hospital investing as an additional partner or member. In those instances, the Company may hold a minority interest in the hospital with the community hospital and physician partners owning the remaining interests also as minority partners. In such instances, the hospital is generally accounted for under the equity method of accounting. Profits and losses of hospitals accounted for under either the consolidated or equity methods are generally allocated to their owners based on their respective ownership percentages. If the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of the partners or members, the Company is required, due to at-risk capital position, by generally accepted accounting principles, to recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all of its owners on a pro rata basis. In such cases, the Company will recognize a disproportionate share of the hospital’s future profits to the extent the Company has previously recognized a disproportionate share of the hospital’s losses.
      Share-Based Compensation — On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R (revised 2004), Share-Based Payment (SFAS No. 123-R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123-R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Prior to the adoption of SFAS No. 123-R, the Company accounted for stock options issued to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as permitted under SFAS No. 123, Accounting for Stock-Based Compensation, and provided pro forma net income and pro forma earnings per share disclosures for stock option grants made as if the fair value method of measuring compensation costs for stock options granted had been applied. Under the intrinsic value method, no share-based compensation expense was recognized for options granted with an exercise price equal to the fair value of the underlying stock at the grant date.
      The Company adopted SFAS No. 123-R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the fiscal year ended September 30, 2006 reflect

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the impact of SFAS No. 123-R. In accordance with the modified prospective transition method, the financial statements from prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123-R.
      Under SFAS No. 123-R, share-based compensation expense recognized for the fiscal year ended September 30, 2006 was $13.2 million, which had the effect of decreasing net income by $7.8 million or $0.42 per basic share and $0.40 per diluted share for the period. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the period as all such options were immediately vested and all unvested options outstanding prior to October 1, 2005 were cancelled during the period. The total intrinsic value of options exercised during fiscal 2006 was $7.0 million. The total intrinsic value of options outstanding at September 30, 2006 was $23.4 million. Since all options granted during the years ended September 30, 2005 and 2004 had an exercise price equal to the market value of the underlying shares of common stock at the date of grant, no compensation expense was recorded for the years ended September 30, 2005 and 2004.
      In September 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees. The accelerated vesting of options was effective as of September 30, 2005 and was conditioned upon an optionee entering into a sale restriction agreement (the Restriction Agreement) which provides that if the optionee exercises a stock option prior to its originally scheduled vesting date while employed by the Company, the optionee will be prohibited from selling the shares of stock acquired upon exercise of the option until the date the option would have become vested had it not been accelerated. The Restriction Agreement also provides that if an optionee exercises an option prior to its originally scheduled vesting date and is no longer employed by the Company, the optionee will be prohibited from selling the stock acquired upon exercise of the option for the longer of three years from the option exercise date or the originally scheduled vesting date. As a result of the acceleration, during fiscal 2005, the Company recorded a charge of $1.5 million of compensation cost that represents the intrinsic value measured at the acceleration date for the estimated number of awards that, absent the acceleration, would have expired unexercisable.
      The following table illustrates the effect on reported net income (loss) and earnings (loss) per share as if the Company had applied SFAS No. 123-R during the periods indicated.

	Year Ended September 30,

	2005	2004

Net income (loss), as reported	$8,791	$(3,623)
Add: Total share-based compensation expense included in reported net income, net of tax related effects	859	—
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(10,963)	(1,782)

Pro forma net loss	$(1,313)	$(5,405)

Earnings (loss) per share, basic:
As reported	$0.48	$(0.20)
Pro forma	$(0.07)	$(0.30)
Earnings (loss) per share, diluted:
As reported	$0.45	$(0.20)
Pro forma	$(0.07)	$(0.30)

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As required under SFAS No. 123-R in calculating the share-based compensation expense for the fiscal year ended September 30, 2006 and as required under SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation, in calculating the share-based compensation expense for the years ended September 30, 2005 and 2004, the fair value of each option grant was estimated on the date of grant. The Company used the Black-Scholes option pricing model with the range of weighted-average assumptions used for option grants noted in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and was determined based on an analysis of historical exercise and cancellation behavior. The risk-free interest rate is based on the US Treasury yield curve in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

	Year Ended September 30,

	2006	2005	2004

Expected life	6-8 years	8 years	8 years
Risk- free interest rate	4.26-5.20%	3.86-4.1	5% 3.40-4.25%
Expected volatility	39-44%	47%	50%
      New Accounting Pronouncements — In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (FAS No. 109). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN No. 48 will be applied to all tax positions accounted for under FAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN No. 48 on the consolidated financial statements but does not believe the adoption will have a significant impact on the consolidated financial position or results of operations.
      On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (FIN No. 45-3). FIN No. 45-3 amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a specified period will be at least a specified amount. Under FIN No. 45-3, the accounting requirements of FIN No. 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN No. 45, is required for all interim and annual periods beginning after January 1, 2006. The adoption of FIN No. 45-3 did not have a material impact on the consolidated results of operations or consolidated financial position for the year ended September 30, 2006. The Company has $5.4 million of potential future financial obligations pursuant to contractual guarantees outstanding as of September 30, 2006, of which $5.2 million are potential obligations during the year ending September 30, 2007 and $0.2 million are potential obligations during the year ending September 30, 2008.
      On June 29, 2005, the FASB ratified the Emerging Issues Task Force’s final consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. The Issue No. 04-5 framework is based on the principal that a general partner in a limited partnership is presumed to control the limited partnership, regardless of the extent of its ownership interest,

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unless the limited partners have substantive kick-out rights or substantive participating rights. However, the consensus does not apply to entities that are variable interest entities, as defined under FIN No. 46R, and various other situations. Issue No. 04-5 is effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. In addition, general partners of all other limited partnerships should apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently evaluating the potential impact of Issue No. 04-5 on the consolidated financial statements but does not believe the adoption will have a significant impact on the consolidated financial position or results of operations.

3.	Discontinued Operations
      During September 2006, the Company decided to seek to dispose of its interest in Heart Hospital of Lafayette (HHLf) and entered into a confidentiality and exclusivity agreement with a potential buyer. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements for all periods presented have been restated to give effect to HHLf as a discontinued operation.
      At September 30, 2006 and 2005, the Company was in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette, which is classified as a discontinued operation, and anticipates continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the balance sheet as of September 30, 2006 and 2005.
      On August 31, 2006, the Company completed the divestiture of its equity interest in Tucson Heart Hospital (THH) to Carondelet Health Network. Pursuant to terms of the transaction, Carondelet Health Network acquired MedCath’s 59% ownership interest in THH and the hospital repaid all secured debt owed to MedCath. Total proceeds received by MedCath were $40.7 million. The consolidated financial statements for all periods presented have been restated to give effect to THH as a discontinued operation.
      On November 5, 2004, the Company and local Milwaukee physicians, who jointly owned The Heart Hospital of Milwaukee (HHM), entered into an agreement with Columbia St. Mary’s, a Milwaukee-area hospital group, to close HHM and sell certain assets primarily comprised of real property and equipment to Columbia St. Mary’s for $42.5 million. The sale was completed on December 1, 2004. In connection with the agreement to sell the assets of HHM, the Company closed the facility prior to the completion of the sale. As a part of the closure, the Company incurred termination benefits and contract termination costs of approximately $2.2 million. In addition, the Company wrote-off approximately $1.4 million related to the net book value of certain assets abandoned as a part of the closure of the facility. Transaction proceeds were used by HHM to pay intercompany secured debt, which totaled approximately $37.0 million on the date of the closing, as well as transaction costs and hospital operating expenses of approximately $2.0 million. The remaining proceeds from the divestiture, combined with proceeds from the liquidation of the assets not sold to Columbia St. Mary’s were used to satisfy certain liabilities of HHM and return a portion of the original capital contribution to the investors. The consolidated financial statements for all periods presented have been restated to give effect to HHM as a discontinued operation.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The results of operations of Heart Hospital of Lafayette, Tucson Heart Hospital and The Heart Hospital of Milwaukee are as follows:

	Year Ended September 30,

	2006	2005	2004

Net revenue	$84,435	$88,652	$84,277
Restructuring and write-off charges	—	(3,635)	(802)
Operating expenses	(86,690)	(87,721)	(91,157)

Loss from operations	(2,255)	(2,704)	(7,682)
Gain (loss) on sale of assets and equity interest	12,993	9,054	(30)
Other expenses, net	(674)	(1,666)	(1,063)

Income (loss) before income taxes	10,064	4,684	(8,775)
Income tax expense (benefit)	4,199	3,527	(4,124)

Net income (loss)	$5,865	$1,157	$(4,651)

      The principal balance sheet items of Heart Hospital of Lafayette, Tucson Heart Hospital and The Heart Hospital of Milwaukee including allocated goodwill and excluding intercompany debt, are as follows:

	September 30,	September 30,
	2006	2005

Cash and cash equivalents	$721	$1,452
Accounts receivable, net	4,967	14,501
Other current assets	1,252	2,842

Current assets	$6,940	$18,795

Property and equipment, net	$22,636	$43,843
Investments in affiliates	817	817
Goodwill	3,050	7,610
Other intangible assets, net	—	547
Other assets	181	125

Noncurrent assets	$26,684	$52,942

Accounts payable	$3,721	$5,373
Accrued liabilities	1,151	4,110
Current portion of long-term debt and obligations under capital leases	9,808	11,849

Current liabilities	$14,680	$21,332

Long-term debt	$—	$0
Obligations under capital leases	—	253

Long-term liabilities	$—	$253

4.	Goodwill and Other Intangibles
      The results of the annual goodwill impairment testing performed in September 2006, 2005 and 2004 indicated that no impairment was required in fiscal 2006, 2005 and 2004, respectively.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2006 and 2005, the Company’s other intangible assets, net, included the following:

	September 30, 2006		September 30, 2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Management contracts	$19,084	$(12,383)	$19,084	$(11,406)
Other	480	(99)	480	(67)

Total	$19,564	$(12,482)	$19,564	$(11,473)

      Amortization expense recognized for the management contracts and other intangible assets totaled $1.0 million for the year ended September 30, 2006 and $1.2 million for each of the years ended September 30, 2005 and 2004.
      The estimated aggregate amortization expense for each of the five fiscal years succeeding the Company’s most recent fiscal year ended September 30, 2006 is as follows:

Estimated Amortization
Fiscal Year	Expense

2007	$602
2008	477
2009	477
2010	477
2011	477

5.	Business Combinations and Hospital Development
      New Hospital Development — On March 2, 2004, the Company opened Heart Hospital of Lafayette in Lafayette, Louisiana, which focuses primarily on cardiovascular care. On March 26, 2004, Heart Hospital of Lafayette received its accreditation from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), which permits the hospital to bill for services. Heart Hospital of Lafayette is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, owns approximately 51.0% interest in the venture, with physician investors owning the remaining 49.0%, and the Company exercises substantive control over the hospital.
      On January 13, 2004, the Company opened Texsan Heart Hospital in San Antonio, Texas, which focuses primarily on cardiovascular care. On January 22, 2004, Texsan Heart Hospital received its accreditation from JCAHO, which permits the hospital to bill for services. Texsan Heart Hospital is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, owns approximately 51.0% interest in the venture, with physician investors owning the remaining 49.0% and the Company exercises substantive control over the hospital.
      Closure of Hospital and Sale of Related Assets — As further discussed in Note 3, the Company closed and sold certain assets of The Heart Hospital of Milwaukee on December 1, 2004.
      Sale of Equity Interest in Hospital — As further discussed in Note 3, the Company sold its equity interest in Tucson Heart Hospital on August 31, 2006.
      Asset Held For Sale — As further described in Note 3, the Company decided to seek to dispose of its interest in Heart Hospital of Lafayette and has entered into a confidentiality and exclusivity agreement with a potential buyer.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Diagnostic and Therapeutic Facilities Development — During fiscal 2006, the Company entered into a business alliance with a medical center in Illinois. Under this agreement, the Company receives fees related to the management of the hospital’s existing cardiovascular program.
      Also throughout fiscal 2006, the Company opened five managed ventures throughout the United States. The Company owns 100% of these centers.
      During fiscal 2005, the Company entered into a development agreement and service line management agreement with a third party hospital in Montana. Under these agreements, the Company receives fees related to the management of the hospital’s cardiovascular service line. During fiscal 2006, the Company announced its plans to end this strategic alliance. The alliance is expected to terminate on or about December 31, 2006.
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

6.	Accounts receivable
      Accounts receivable, net, consist of the following:

	September 30,

	2006	2005

Receivables, principally from patients and third-party payors	$111,765	$91,056
Receivables, principally from billings to hospitals for various cardiovascular procedures	4,218	4,358
Amounts due under management contracts	4,651	3,766
Other	2,355	2,933

	122,989	102,113
Less allowance for doubtful accounts	(29,405)	(21,215)

Accounts receivable, net	$93,584	$80,898

      Activity for the allowance for doubtful accounts is as follows:

	Year Ended September 30,

	2006	2005	2004

Balance, beginning of year	$21,215	$15,842	$12,180
Bad debt expense	56,845	48,220	40,041
Write-offs, net of recoveries	(48,655)	(42,847)	(36,379)

Balance, end of year	$29,405	$21,215	$15,842

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment
      Property and equipment, net, consists of the following:

	September 30,

	2006	2005

Land	$25,091	$25,040
Buildings	262,458	260,688
Equipment	277,329	273,649
Construction in progress	2,626	2,171

Total, at cost	567,504	561,548
Less accumulated depreciation	(229,352)	(216,624)

Property and equipment, net	$338,152	$344,924

      Substantially all of the Company’s property and equipment is either pledged as collateral for various long-term obligations or assigned to lenders under the senior secured credit facility as intercompany collateral liens.

8.	Investments in Affiliates
      Investments in unconsolidated affiliates accounted for under the equity method consist of the following:

	Year Ended
	September 30,

	2006	2005

Avera Heart Hospital of South Dakota	$7,362	$5,641
Other	441	211

	$7,803	$5,852

      At September 30, 2006, accumulated deficit includes $6.1 million related to undistributed earnings of Avera Heart Hospital of South Dakota and distributions received from this affiliate were $2.7 million in each year ended September 30, 2006, 2005 and 2004.

9.	Long-term Debt
      Long-term debt consists of the following:

	September 30,

	2006	2005

Senior Notes	$138,135	$150,000
Notes payable to various lenders	144,196	88,591
Senior Secured Credit Facility	40,045	98,750

	322,376	337,341
Less current portion	(37,309)	(40,950)

Long-term debt	$285,067	$296,391

      Senior Notes — During fiscal 2004, the Company’s wholly-owned subsidiary, MedCath Holdings Corp. (the Issuer), completed an offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes (the Senior Notes). The proceeds, net of fees, of $145.5 million were used to repay a significant portion of the Company’s then outstanding debt and obligations under capital leases. The Senior Notes, which mature on

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 15, 2012, pay interest semi-annually, in arrears, on January 15 and July 15 of each year. The Senior Notes are redeemable, in whole or in part, at any time on or after July 15, 2008 at a designated redemption amount, plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date. The Company may redeem up to 35% of the aggregate principal amount of the Senior Notes on or before July 15, 2007 with the net cash proceeds from certain equity offerings. In event of a change in control in the Company or the Issuer, the Company must offer to purchase the Senior Notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.
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
      In connection with the sale of the assets of The Heart Hospital of Milwaukee and as stipulated by the indenture governing the Senior Notes, during fiscal 2006, the Company offered to repurchase up to $30.3 million of Senior Notes. The tender offer for the notes expired during the fiscal year and the Company accepted for purchase and paid for $11.9 million principal amount of Senior Notes tendered prior to the expiration of the tender offer. Accordingly, the Company expensed $0.4 million of deferred loan acquisition costs related to this prepayment during the year ended September 30, 2006.
      Senior Secured Credit Facility — Concurrent with the offering of the Senior Notes, the Issuer entered into a $200.0 million senior secured credit facility (the Senior Secured Credit Facility) with a syndicate of banks and other institutional lenders. The Senior Secured Credit Facility provides for a seven-year term loan facility (the Term Loan) in the amount of $100.0 million and a five-year senior secured revolving credit facility (Revolving Facility) in the amount of $100.0 million, which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans, and is collateralized by patient accounts receivable and certain other assets of the Company. There were no borrowings under the Revolving Facility at September 30, 2006; however, the Company has letters of credit outstanding of $2.5 million, which reduces availability under the Revolving Facility to $97.5 million.
      Borrowings under the Senior Secured Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. The applicable margin is different for the Revolving Facility and the Term Loan and varies for the Revolving Facility depending on the Company’s financial performance. Swing-line borrowings under the Revolving Facility bear interest at the alternate base rate which is defined as the greater of the Bank of America, N.A. prime rate or the federal funds rate plus 0.5%. The Issuer is required to pay quarterly, in arrears, a 0.5% per annum commitment fee equal to the unused commitments under the Senior Secured Credit Facility. The Issuer is also required to pay quarterly, in arrears, a fee on the stated amount of each issued and outstanding letter of credit ranging from 200 to 300 basis points depending upon the Company’s financial performance.
      The Issuer is required to make mandatory prepayments of principal in specified amounts upon the occurrence of excess cash flows and other certain events, as defined by the Senior Secured Credit Facility, and is permitted to make voluntary prepayments of principal under the Senior Secured Credit Facility. The Term Loan is subject to amortization of principal in quarterly installments of $250,000 for each of the first five years,

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the remaining balance payable in the final two years. During fiscal 2006, the Company made a voluntary prepayment of $58.0 million on the outstanding balance of the Term Loan. Accordingly, the Company expensed approximately $1.0 million of deferred loan acquisition costs related to this prepayment during the fiscal year ended September 30, 2006. Further, the amortization of principal was revised to quarterly installments of $102,000 for the remaining first five years, with the remaining balance payable in the final two years.
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
      Real Estate Investment Trust (REIT) Loans — As of September 30, 2006, the Company’s REIT Loan balance includes the outstanding indebtedness of two hospitals. The interest rates on the outstanding REIT Loans are based on a rate index tied to U.S. Treasury Notes plus a margin that was determined on the completion date of the hospital, and subsequently increases per year by 20 basis points. The principal and interest on the REIT Loans are payable monthly over seven-year terms from the completion date of the hospital using extended period amortization schedules and include balloon payments at the end of the term. One loan is due in full in October 2006 and therefore, the outstanding balance is included in current portion of long-term debt and obligations under capital leases as of September 30, 2006. Borrowings under this REIT Loan are collateralized by a pledge of the Company’s interest in the related hospital’s property, equipment and certain other assets. During the first quarter of fiscal 2007, this loan was repaid. The other REIT Loan, which was previously scheduled to mature during the second quarter of fiscal 2006, was refinanced in February 2006. Under the terms of the new financing, the loan requires monthly, interest-only payments for ten years, at which time the loan is due in full. The interest rate on the loan is 8 1/2%. Borrowings under this REIT Loan are collateralized by a pledge of the Company’s interest in the related hospitals’ property, equipment and certain other assets.
      As of September 30, 2006, in accordance with the related hospital’s operating agreement and as required by the lender, the Company guaranteed 100% of the obligations of only one of its subsidiary hospitals for the bank mortgage loan made under its REIT Loan. As of September 30, 2005, the Company guaranteed 100% of the obligations of two of its subsidiary hospitals for the bank mortgage loans made under the REIT Loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. The guarantees expire concurrent with the terms of the related real estate loans and would require the Company to perform under the guarantee in the event of the subsidiary hospitals’ failing to perform under the related loans. The total amount of this real estate debt is secured by the subsidiary hospitals’ underlying real estate, which was financed with the proceeds from the debt. The average interest rate as of September 30, 2006 and 2005 on the REIT Loans was 9.48% and 10.41%, respectively. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Convertible Notes — During fiscal 2006, Harlingen Medical Center (HMC) entered into two, $10.0 million convertible notes with a third-party health system. The first note can be voluntarily converted by the health system into a 13.2% ownership interest in HMC after the third anniversary date or it will automatically be converted into an ownership interest in HMC upon the achievement of specified financial targets of the agreement, up until the third anniversary date of the agreement or the fourth anniversary date of the agreement, if extended by HMC. The second note is convertible into the same ownership interest percentage as the first note at the discretion of the health system after the conversion of the first note. The potential ownership interest in HMC by the health system is capped at 49%. The notes bear interest at 5% up until the third anniversary date, after which time the interest rate increases to 8% if the notes have not been converted. Interest payments are due quarterly. If the notes are not converted, the notes are then payable annually in equal principal payments, plus quarterly interest payments, over five years. The notes cannot be prepaid without the consent of the health system and are secured by a second lien on all assets of HMC, except accounts receivable. In accordance with the provisions of EITF Issue No. 99-1, Accounting for Debt Convertible into the Stock of a Consolidated Subsidiary, EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock, the convertible notes are accounted for as convertible debt in the accompanying consolidated balance sheets and the embedded conversion option in the convertible notes has not been accounted for as a separate derivative.
      Mortgage Loan — Concurrent with the issuance of the convertible notes, HMC also entered into a $40.0 million, ten year mortgage loan with a third-party lender. The loan requires quarterly, interest-only payments until the maturity date. The interest rate on the loan is 8 3/4%. The loan is secured by substantially all the assets of HMC and the loan is subject to certain financial and other restrictive covenants. In addition, the Company guarantees $10.0 million of the loan balance. The Company receives a fee from the minority partners at HMC as consideration for providing guarantees in excess of the Company’s ownership percentage in HMC. The guarantee expires concurrent with the terms of the related loan and would require the Company to perform under the guarantee in the event of HMC’s failure to perform under the related loan.
      Notes Payable to Various Lenders — The Company acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. In addition, two facilities in the diagnostics division financed leasehold improvements through notes payable collateralized by the leasehold improvements. Amounts borrowed under these notes are payable in monthly installments of principal and interest over 3 to 7 year terms. Interest is at fixed and variable rates ranging from 7.15% to 9.43%. The Company has guaranteed certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan. At September 30, 2006, the total amount of notes payable was approximately $27.6 million, of which $21.5 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets. These notes payable contain various covenants and restrictions including the maintenance of specific financial ratios and amounts and payment of dividends.
      Debt Covenants — At September 30, 2006 and 2005, the Company was in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette, which is classified as a discontinued operation, and anticipates continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations as of September 30, 2006 and 2005. The Company received a waiver for a covenant related to an equipment loan to

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Louisiana Heart Hospital at September 30, 2006. It is the Company’s intent to pay the total outstanding balance of this equipment loan during fiscal 2007; therefore, the total outstanding balance of this loan has been included in the current portion of long-term debt and obligations under capital leases as of September 30, 2006.
      Guarantees of Unconsolidated Affiliate’s Debt — The Company has guaranteed approximately 30% of the equipment debt of the one affiliate hospital in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides this guarantee in exchange for a fee from that affiliate hospital. At September 30, 2006, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s equipment debt was approximately $2.3 million at September 30, 2006. Accordingly, the equipment debt guaranteed by the Company was approximately $0.7 million at September 30, 2006. This guarantee expires concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the affiliate hospital’s failure to perform under the related loan. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying equipment, which was financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations and financial position, neither the assets nor the accompanying liabilities are included in the assets and liabilities on the Company’s consolidated balance sheets.
      Interest Rate Swaps — As required by their existing bank mortgage loans at the time, three of the Company’s consolidated hospitals entered into fixed interest rate swaps during fiscal 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus an applicable margin for two of the hospitals and at 4.60% plus an applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the bank mortgage debt for these three hospitals as part of the financing transaction in fiscal 2004. The Company did not terminate the interest rate swaps as part of the financing transaction, which resulted in the recognition of a loss of approximately $0.6 million during the fourth quarter of fiscal 2004. The fixed interest rate swaps have not been utilized as a hedge of variable rate debt obligations since the financing transaction, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as a component of interest expense. During fiscal 2006, all interest rate swaps expired resulting in an unrealized gain that was not significant to the consolidated financial position or results of operations.
      Future Maturities — Future maturities of long-term debt at September 30, 2006 are as follows:

Debt
Fiscal Year	Maturity

2007	$37,309
2008	3,264
2009	8,217
2010	26,732
2011	21,397
Thereafter	225,457

$322,376

10.	Obligations Under Capital Leases
      The Company currently leases several diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware, equipment and certain vehicles under capital leases expiring through fiscal year 2011. Some of these leases contain provisions for annual rental adjustments based on increases in the consumer price index, renewal options, and options to purchase during the lease

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
terms. Amortization of the capitalized amounts is included in depreciation expense. Total assets under capital leases (net of accumulated depreciation of approximately $7.2 million and $6.0 million, respectively) at September 30, 2006 and 2005, are approximately $4.5 million and $6.0 million, respectively, and are included in property and equipment. Lease payments during the years ended September 30, 2006, 2005, and 2004 were $2.7 million, $3.1 million and $4.0 million, respectively, and include interest of approximately $0.4 million, $0.8 million, and $0.9 million, respectively.
      Future minimum lease payments at September 30, 2006 are as follows:

Minimum
Fiscal Year	Lease Payment

2007	$1,969
2008	1,251
2009	380
2010	20

Total future minimum lease payments	3,620
Less amounts representing interest	(284)

Present value of net minimum lease payments	3,336
Less current portion	(1,784)

$1,552

11.	Liability Insurance Coverage
      During June 2003, the Company entered into a new one-year claims-made policy providing coverage for claim amounts in excess of $3.0 million of retained liability per claim, subject to an additional amount of retained liability of $2.0 million per claim and $4.0 million in the aggregate for claims reported during the policy year at one of its hospitals. During June 2004, the Company entered into a new one-year claims-made policy providing coverage at the same amounts as were in effect during the 2003-2004 policy year. During June 2005, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. At this time, the Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the diagnostics division. During June 2006, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the diagnostics division.
      Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of September 30, 2006 and September 30, 2005, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.9 million and $5.3 million, respectively, which is included in current liabilities in the consolidated balance sheets. The Company maintains this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on the Company’s historical experience with claims and assumptions about future events. Due to the considerable variability that is inherent in such estimates, including such factors as changes in medical costs and changes in actual experience, there is a reasonable possibility that the recorded estimates will change by a material amount in the near term. Also, there can be no assurance that the ultimate liability will not exceed the Company’s estimates.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies
      Operating Leases — The Company currently leases several cardiac diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware equipment, certain vehicles and land under noncancelable operating leases expiring through fiscal year 2064. Total rent expense under noncancelable rental commitments was approximately $3.1 million, $2.8 million and $3.7 million for the years ended September 30, 2006, 2005 and 2004, respectively, and is included in other operating expenses in the accompanying consolidated results of operations.
      The approximate future minimum rental commitments under noncancelable operating leases as of September 30, 2006 are as follows:

Rental
Fiscal Year	Commitment

2007	$3,493
2008	3,225
2009	2,790
2010	2,116
2011	1,402
Thereafter	4,444

$17,470

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
      The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through September 30, 2006. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.
      The U.S. Department of Justice, or DOJ, is conducting an investigation of a clinical trial conducted at one of our hospitals. The investigation concerns alleged improper federal healthcare program billings because certain endoluminal graft devices were implanted either without an approved investigational device exception or outside of the approved protocol. Recently, the DOJ reached a settlement under the False Claims Act with the medical practice whose physicians conducted the clinical trial. We engaged outside counsel to conduct an internal review of the hospital’s monitoring of the clinical trial and, based upon the conclusions of that review, advised the DOJ in writing in May 2005 that we believe the hospital complied fully with applicable internal policy and federal requirements. We are engaged in ongoing discussions with the DOJ regarding the parties’ respective positions on any federal healthcare program claims arising from the clinical trial. The DOJ’s investigation could result in the imposition of material obligations and penalties against the hospital. However, we have retained our rights to vigorously dispute any claims that may be formally asserted by the DOJ against the hospital in connection with this matter.
      Management does not believe, based on the Company’s experience with past litigation and taking into account the applicable liability insurance coverage and the expectations of counsel with respect to the amount

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of potential liability, the outcome of any such claims and litigation, individually or in the aggregate, will have a materially adverse effect on the Company’s financial position or results of operations.
      Commitments — Some of the Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among others. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $5.4 million as of September 30, 2006. The Company would only be required to pay this maximum amount if none of the physician groups collected fees for services performed during the guarantee period.

13.	Income Taxes
      The components of income tax expense (benefit) are as follows:

	Year Ended September 30,

	2006	2005	2004

Current tax (benefit) expense:
Federal	$(1,187)	$496	$(43)
State	1,502	1,381	795

Total current tax expense	315	1,877	752
Deferred tax (benefit) expense:
Federal	5,859	4,409	426
State	(1,445)	(643)	(266)

Total deferred tax (benefit) expense	4,414	3,766	160

Total income tax (benefit) expense	$4,729	$5,643	$912

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net deferred taxes are as follows:

	September 30,

	2006	2005

Deferred tax liabilities:
Property and equipment	$27,793	$29,881
Equity investments	1,612	1,233
Management contracts	1,126	1,360
Other	2,078	1,704

Total deferred tax liabilities	32,609	34,178

Deferred tax assets:
Net operating and economic loss carryforward	4,540	8,824
Basis difference in investment in subsidiaries	6,365	8,782
AMT credit carryforward	—	2,095
Allowances for doubtful accounts and other reserves	5,880	4,639
Accrued liabilities	3,900	4,425
Intangibles	609	2,128
Derivative swap	—	34
Share-based compensation expense	5,290	—
Other	18	1,521

Total deferred tax assets	26,602	32,448
Valuation allowance	(1,747)	(1,552)

Net deferred tax asset (liability)	$(7,754)	$(3,282)

      As of September 30, 2006 and 2005, the Company had recorded a valuation allowance of $1.7 million and $1.6 million, respectively, primarily related to state net operating loss carryforwards. The valuation allowance increased by $0.1 million during the year ended September 30, 2006 due to current year losses incurred in certain states.
      The Company has state net operating loss carryforwards of approximately $98.0 million that began to expire in 2006.
      The differences between the U.S. federal statutory tax rate and the effective rate are as follows.

	Year Ended September 30,

	2006	2005	2004

Statutory federal income tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal effect	0.5%	4.6%	13.8%
Share-based compensation expense	2.1%	—	—
Other non-deductible expenses and adjustments	3.7%	3.9%	(0.8)%

Effective income tax rate	41.3%	42.5%	47.0%

14.	Per Share Data and Share Repurchase Plan
      The calculation of diluted earnings (loss) per share considers the potential dilutive effect of options to purchase 2,070,472, 2,409,618, and 2,730,493 shares of common stock at prices ranging from $4.75 to $29.68,

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which were outstanding at September 30, 2006, 2005 and 2004, respectively. Of these options, 208,500, 170,000, and 2,730,493 shares have not been included in the calculation of diluted earnings (loss) per share at September 30, 2006, 2005 and 2004, respectively, because the options were anti-dilutive.
      In May 2003, the Company’s board of directors approved a share repurchase plan, authorizing the Company to repurchase up to $7.5 million of its common stock. Under the program, shares may be repurchased from time to time at various prices in the open market or through private transactions in compliance with applicable SEC regulations, the terms of certain debt agreements and legal requirements. As of September 30, 2006, the Company had repurchased 68,900 shares of its common stock at a cost of approximately $394,000, which is included in treasury stock on the Company’s consolidated balance sheets. There were no repurchases in fiscal 2006, 2005 or 2004.

15.	Stock Option Plans
      On July 28, 1998, the Company’s board of directors adopted a stock option plan (the 1998 Stock Option Plan) under which it may grant incentive stock options and nonqualified stock options to officers and other key employees. Under the 1998 Stock Option Plan, the board of directors may grant option awards and determine the option exercise period, the option exercise price, and other such conditions and restrictions on the grant or exercise of the option as it deems appropriate. The 1998 Stock Option Plan provides that the option exercise price may not be less than the fair value of the common stock as of the date of grant and that the options may not be exercised more than ten years after the date of grant. Options that have been granted during the years ended September 30, 2006, 2005 and 2004 were granted at an option exercise price equal to or greater than fair market value of the underlying stock at the date of the grant and become exercisable on grading and fixed vesting schedules ranging from 4 to 8 years subject to certain performance acceleration features. As further discussed in Note 2, effective September 30, 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees, subject to a Restriction Agreement. At September 30, 2006, the maximum number of shares of common stock, which can be issued through awards granted under the 1998 Option Plan is 3,000,000.
      On July 23, 2000, the Company adopted an outside director’s stock option plan (the Director’s Plan) under which nonqualified stock options may be granted to nonemployee directors. Under the Director’s Plan, grants of 2,000 options were granted to each new director upon becoming a member of the board of directors and grants of 2,000 options were made to each continuing director on October 1, 1999 (the first day of the fiscal year ended September 30, 2000). Effective September 15, 2000, the Director’s Plan was amended to increase the number of options granted for future awards from 2,000 to 3,500. All options granted under the Director’s Plan through September 30, 2006 have been granted at an exercise price equal to or greater than the fair market value of the underlying stock at the date of the grant. Options are exercisable immediately upon the date of grant and expire ten years from the date of grant. The maximum number of shares of common stock which can be issued through awards granted under the Director’s Plan is 250,000.
      Effective October 1, 2005, the Company adopted the MedCath Corporation 2006 Stock Option and Award Plan (the Stock Plan), which provides for the issuance of stock options, restricted stock and restricted stock units to employees of the Company. The Stock Plan is administered by the compensation committee of the board of directors, who has the authority to select the employees eligible to receive awards. This committee also has the authority under the Stock Plan to determine the types of awards, select the terms and conditions attached to all awards, and, subject to the limitation on individual awards in the Stock Plan, determine the number of shares to be awarded. At September 30, 2006, the maximum number of shares of common stock which can be issued through awards granted under the Stock Plan is 1,750,000. The Stock Plan will expire, and no awards may be granted thereunder, after September 30, 2015.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock options granted to employees and directors under the Stock Plan have an exercise price per share that represents the fair market value of the common stock of the Company on the respective dates that the options are granted. The options expire ten years from the grant date, are fully vested and are exercisable at any time. Subsequent to the exercise of the stock option, the shares of stock acquired upon exercise may be subject to certain sales restrictions depending on the optionee’s employment status and length of time the option was held prior to exercise.
      Activity for the option plans during the years ended September 30, 2006, 2005 and 2004 was as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price

Outstanding options, October 1, 2003	3,037,872	$15.86
Granted	1,110,240	11.09
Exercised	(78,666)	10.48
Cancelled	(1,338,953)	17.86

Outstanding options, September 30, 2004	2,730,493	$13.09
Granted	259,000	23.90
Exercised	(472,449)	15.79
Cancelled	(107,426)	18.23

Outstanding options, September 30, 2005	2,409,618	$13.50
Granted	1,070,500	20.98
Exercised	(597,363)	11.72
Cancelled	(380,283)	12.79
Forfeited	(432,000)	9.72
Outstanding options, September 30, 2006	2,070,472	$18.80

      The following table summarizes information for options outstanding and exercisable at September 30, 2006:

Options Outstanding and Exercisable

	Number of
	Options	Weighted-	Weighted-
	Outstanding	Average	Average
Range of	and	Remaining	Exercise
Prices	Exercisable	Life (Years)	Price

$4.75 - 9.	95 176,661	6.91	$9.67
10.55 - 12.1	5 212,114	6.63	10.76
12.33 - 15.8	0 128,897	8.54	15.19
15.91 - 18.6	3 144,500	9.15	16.37
19.00 - 20.1	9 399,800	3.58	19.06
20.90 - 21.4	9 508,000	9.39	21.48
21.66 - 23.6	5 344,500	9.47	22.53
26.46 - 29.6	8 156,000	8.47	27.62

$4.75 - 29.6	8 2,070,472	7.67	$18.80

      During the fiscal year ended September 30, 2006, the Company granted to employees 270,836 shares of restricted stock, which vest at various dates through March 2009. The compensation expense, which

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the service period. Unamortized compensation expense related to restricted stock amounted to $3.5 million at September 30, 2006.

16.	Employee Benefit Plan
      The Company has a defined contribution retirement savings plan (the 401(k) Plan) which covers all employees. The 401(k) Plan allows employees to contribute from 1% to 25% of their annual compensation on a pre-tax basis. The Company, at its discretion, may make an annual contribution of up to 25% of an employee’s pre-tax contribution, up to a maximum of 6% of compensation. The Company’s contributions to the 401(k) Plan for the years ended September 30, 2006, 2005 and 2004 were approximately $1.5 million, $1.5 million and $1.3 million, respectively.

17.	Related Party Transactions
      During each of the years ended September 2006, 2005 and 2004 the Company incurred $0.1 million in insurance and related risk management fees to its principal stockholders and their affiliates. In addition, $0.2 million was paid to a director in consulting fees in the years ended September 30, 2005 and 2004. The Company paid $0.1 million to a director in consulting fees in the fiscal year ended September 30, 2006.

18.	Summary of Quarterly Financial Data (Unaudited)
      Summarized quarterly financial results were as follows:

	Year Ended September 30, 2006

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$163,613	$183,270	$182,047	$177,444
Operating expenses	156,437	176,495	164,147	161,776
Income from operations	7,176	6,775	17,900	15,668
Income (loss) from continuing operations	(1,265)	(2,408)	5,894	4,490
Income (loss) from discontinued operations	(68)	468	(984)	6,449
Net income (loss)	$(1,333)	$(1,940)	$4,910	$10,939
Earnings (loss) per share, basic
Continuing operations	$(0.07)	$(0.13)	$0.31	$0.24
Discontinued operations	—	0.03	(0.05)	0.34

Earnings (loss) per share, basic	$(0.07)	$(0.10)	$0.26	$0.58

Earnings (loss) per share, diluted
Continuing operations	$(0.07)	$(0.13)	$0.30	$0.23
Discontinued operations	—	0.03	(0.05)	0.32

Earnings (loss) per share, diluted	$(0.07)	$(0.10)	$0.25	$0.55

Weighted average number of shares, basic	18,501	18,618	18,630	18,872
Dilutive effect of stock options and restricted stock	—	—	661	1,037

Weighted average number of shares, diluted	18,501	18,618	19,291	19,909

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$161,793	$169,675	$172,653	$167,880
Operating expenses	148,148	154,251	157,169	157,730
Income from operations	13,645	15,424	15,484	10,150
Income (loss) from continuing operations	1,846	2,969	2,908	(89)
Income (loss) from discontinued operations	2,694	834	(159)	(2,212)
Net income (loss)	$4,540	$3,803	$2,749	$(2,301)
Earnings (loss) per share, basic
Continuing operations	$0.10	$0.17	$0.16	$(0.01)
Discontinued operations	0.15	$0.04	(0.01)	(0.12)

Earnings (loss) per share, basic	$0.25	$0.21	$0.15	$(0.13)

Earnings (loss) per share, diluted
Continuing operations	$0.10	$0.15	$0.15	$(0.01)
Discontinued operations	0.14	$0.05	(0.01)	(0.12)

Earnings (loss) per share, diluted	$0.24	$0.20	$0.14	$(0.13)

Weighted average number of shares, basic	18,045	18,177	18,425	18,493
Dilutive effect of stock options	932	1,285	1,248	—

Weighted average number of shares, diluted	18,977	19,462	19,673	18,493

      During the fourth quarter of fiscal 2005, the Company recorded impairment of long-lived assets of $2.7 million. No impairment was recorded for the fourth quarter of fiscal 2006.

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Reportable Segment Information
      The Company’s reportable segments consist of the hospital division and the diagnostics division.
      Financial information concerning the Company’s operations by each of the reportable segments as of and for the years ended September 30 are as follows:

	Year Ended September 30,

	2006	2005	2004

Net revenue:
Hospital Division	$652,380	$617,295	$551,715
Diagnostics Division	51,269	50,781	50,547
Corporate and other	2,725	3,925	6,252

Consolidated totals	$706,374	$672,001	$608,514

Income (loss) from operations:
Hospital Division	$62,586	$57,943	$38,880
Diagnostics Division	9,843	8,601	9,476
Corporate and other	(24,910)	(11,841)	(11,252)

Consolidated totals	$47,519	$54,703	$37,104

Depreciation and amortization:
Hospital Division	$29,187	$28,691	$31,572
Diagnostics Division	5,884	6,181	6,225
Corporate and other	729	1,150	1,074

Consolidated totals	$35,800	$36,022	$38,871

Interest expense (income), net:
Hospital Division	$34,755	$31,358	$28,260
Diagnostics Division	40	213	554
Corporate and other	(7,862)	(2,659)	(4,151)

Consolidated totals	$26,933	$28,912	$24,663

Capital expenditures:
Hospital Division	$18,735	$14,365	$34,053
Diagnostics Division	8,759	2,265	3,125
Corporate and other	2,957	2,335	2,116

Consolidated totals	$30,451	$18,965	$39,294

	September 30,

	2006	2005

Aggregate identifiable assets:
Hospital Division	$541,013	$572,991
Diagnostics Division	40,626	39,430
Corporate and other	204,210	150,784

Consolidated totals	$785,849	$763,205

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

20.	Guarantor/Non-Guarantor Financial Statements
      The following tables present the condensed consolidated financial information for each of the Parent, the Issuer, the Guarantors and the subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2006

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Current assets:
Cash and cash equivalents	$—	$—	$177,972	$15,682	$—	$193,654
Accounts receivable, net	—	—	6,079	87,505	—	93,584
Other current assets	—	—	18,978	22,023	(2,203)	38,798
Current assets of discontinued operations	—	—	9,298	6,940	(9,298)	6,940

Total current assets	—	—	212,327	132,150	(11,501)	332,976
Property and equipment, net	—	—	22,929	315,223	—	338,152
Investments in subsidiaries	317,660	317,660	(2,760)	(62)	(632,498)	—
Goodwill	—	—	62,490	—	—	62,490
Intercompany notes receivable	—	—	196,768	—	(196,768)	—
Other long-term assets	—	—	20,406	5,141	—	25,547
Long-term assets of discontinued operations	—	—	21,337	23,634	(18,287)	26,684

Total assets	$317,660	$317,660	$533,497	$476,086	$(859,054)	$785,849

Current liabilities:
Accounts payable	$—	$—	$1,916	$36,832	$—	$38,748
Accrued compensation and benefits	—	—	7,745	15,056	—	22,801
Other current liabilities	—	—	6,534	16,047	(2,202)	20,379
Current portion of long- term debt and obligations under capital leases	—	—	1,311	37,782	—	39,093
Current liabilities of discontinued operations	—	—	—	23,979	(9,299)	14,680

Total current liabilities	—	—	17,506	129,696	(11,501)	135,701
Long-term debt	—	—	177,667	107,400	—	285,067
Obligations under capital leases	—	—	912	640	—	1,552
Intercompany notes payable	—	—	—	196,769	(196,769)	—
Deferred income tax liabilities	—	—	19,752	—	—	19,752
Other long-term obligations	—	—	—	309	—	309
Long-term liabilities of discontinued operations	—	—	—	18,287	(18,287)	—

Total liabilities	—	—	215,837	453,101	(226,557)	442,381
Minority interest in equity of consolidated subsidiaries	—	—	—	—	25,808	25,808
Total stockholders’ equity	317,660	317,660	317,660	22,985	(658,305)	317,660

Total liabilities and stockholders’ equity	$317,660	$317,660	$533,497	$476,086	$(859,054)	$785,849

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Current assets:
Cash and cash equivalents	$—	$—	$122,829	$17,343	$—	$140,172
Accounts receivable, net	—	—	4,778	76,120	—	80,898
Other current assets	—	—	24,475	20,192	(7,691)	36,976
Current assets of discontinued operations	—	—	5,507	18,795	(5,507)	18,795

Total current assets	—	—	157,589	132,450	(13,198)	276,841
Property and equipment, net	—	—	19,070	325,854	—	344,924
Investments in subsidiaries	282,741	282,741	(15,950)	(64)	(549,468)	—
Goodwill	—	—	62,490	—	—	62,490
Intercompany notes receivable	—	—	255,064	—	(255,064)	—
Other long-term assets	—	—	21,935	4,073	—	26,008
Long-term assets of discontinued operations	—	—	65,504	45,332	(57,894)	52,942

Total assets	$282,741	$282,741	$565,702	$507,645	$(875,624)	$763,205

Current liabilities:
Accounts payable	$—	$—	$1,052	$34,534	$—	$35,586
Accrued compensation and benefits	—	—	6,603	13,793	—	20,396
Other current liabilities	—	—	8,107	20,678	(7,691)	21,094
Current portion of long-term debt and obligations under capital leases	—	—	2,362	40,970	—	43,332
Current liabilities of discontinued operations	—	—	—	26,839	(5,507)	21,332

Total current liabilities	—	—	18,124	136,814	(13,198)	141,740
Long-term debt	—	—	247,605	48,786	—	296,391
Obligations under capital leases	—	—	1,559	1,451	—	3,010
Intercompany notes payable	—	—	—	255,064	(255,064)	—
Deferred income tax liabilities	—	—	15,673	—	—	15,673
Other long-term obligations	—	—	—	497	—	497
Long-term liabilities of discontinued operations	—	—	—	58,147	(57,894)	253

Total liabilities	—	—	282,961	500,759	(326,156)	457,564
Minority interest in equity of consolidated subsidiaries	—	—	—	—	22,900	22,900
Total stockholders’ equity	282,741	282,741	282,741	6,886	(572,368)	282,741

Total liabilities and stockholders’ equity	$282,741	$282,741	$565,702	$507,645	$(875,624)	$763,205

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2006

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$31,230	$683,243	$(8,099)	$706,374
Total operating expenses	—	—	58,609	608,345	(8,099)	658,855

Income (loss) from operations	—	—	(27,379)	74,898	—	47,519
Interest expense	—	—	(21,221)	(11,989)	—	(33,210)
Interest and other income (expense), net	—	—	30,357	(22,624)	—	7,733
Equity in net earnings of unconsolidated affiliates	12,576	12,576	42,522	—	(62,755)	4,919

Income from continuing operations before minority interest, income taxes and discontinued operations	12,576	12,576	24,279	40,285	(62,755)	26,961
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(15,521)	(15,521)

Income (loss) from continuing operations before income taxes and discontinued operations	12,576	12,576	24,279	40,285	(78,276)	11,440
Income tax expense	—	—	4,729	—		4,729

Income from continuing operations	12,576	12,576	19,550	40,285	(78,276)	6,711
Income (loss) from discontinued operations, net of taxes	—	—	(6,974)	12,839	—	5,865

Net income	$12,576	$12,576	$12,576	$53,124	$(78,276)	$12,576

	Year Ended September 30, 2005

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$31,749	$648,632	$(8,380)	$672,001
Total operating expenses			45,656	580,022	(8,380)	617,298

Income (loss) from operations	—	—	(13,907)	68,610	—	54,703
Interest expense	—	—	(22,427)	(9,405)	—	(31,832)
Interest and other income (expense), net	—	—	24,854	(21,836)	—	3,018
Equity in net earnings of unconsolidated affiliates	8,791	8,791	33,170	—	(47,396)	3,356

Income from continuing operations before minority interest, income taxes and discontinued operations	8,791	8,791	21,690	37,369	(47,396)	29,245
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(15,968)	(15,968)

Income from continuing operations before income taxes and discontinued operations	8,791	8,791	21,690	37,369	(63,364)	13,277
Income tax expense	—	—	5,643	—	—	5,643

Income from continuing operations	8,791	8,791	16,047	37,369	(63,364)	7,634
Income (loss) from discontinued operations, net of taxes	—	—	(7,256)	8,413	—	1,157

Net income	$8,791	$8,791	$8,791	$45,782	$(63,364)	$8,791

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$31,977	$584,808	$(8,271)	$608,514
Total operating expenses	—	—	45,237	534,444	(8,271)	571,410

Income (loss) from operations	—	—	(13,260)	50,364	—	37,104
Interest expense	—	—	(6,278)	(19,197)	—	(25,475)
Interest and other income (expense), net	—	—	9,904	(9,057)	—	847
Loss on debt refinancing	—	—	(1,268)	(3,432)	—	(4,700)
Equity in net earnings of unconsolidated affiliates	(3,623)	(3,623)	3,445	—	6,914	3,113

Income (loss) before minority interest, income taxes and discontinued operations	(3,623)	(3,623)	(7,457)	18,678	6,914	10,889
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(8,949)	(8,949)

Income (loss) before income taxes and discontinued operations	(3,623)	(3,623)	(7,457)	18,678	(2,035)	1,940
Income tax expense	—	—	912	—	—	912

Income (loss) from continuing operations	(3,623)	(3,623)	(8,369)	18,678	(2,035)	1,028
Income (loss) from discontinued operations	—	—	4,746	(9,397)	—	(4,651)

Net income (loss)	$(3,623)	$(3,623)	$(3,623)	$9,281	$(2,035)	$(3,623)

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by operating activities	$—	$6,539	$58,426	$—	$64,965
Net cash provided by (used in) investing activities	(9,196)	56,191	(20,373)	(16,558)	10,064
Net cash provided by (used in) financing activities	9,196	(7,587)	(39,714)	16,558	(21,547)

Increase/(decrease) in cash and cash equivalents	—	55,143	(1,661)	—	53,482
Cash and cash equivalents:
Beginning of period	—	122,829	17,343	—	140,172

End of period	$—	$177,972	$15,682	$—	$193,654

MEDCATH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by operating activities	$—	$6,375	$54,872	$—	$61,247
Net cash provided by (used in) investing activities	(8,731)	17,898	21,700	(8,065)	22,802
Net cash provided by (used in) financing activities	8,731	42,434	(71,875)	8,065	(12,645)

Increase in cash and cash equivalents	—	66,707	4,697	—	71,404
Cash and cash equivalents:
Beginning of year	—	56,122	12,646	—	68,768

End of year	$—	$122,829	$17,343	$—	$140,172

	Year Ended September 30, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by (used in) operating activities	$—	$(12,819)	$75,365	$—	$62,546
Net cash provided by (used in) investing activities	(950)	15,240	(62,591)	(17,129)	(65,430)
Net cash provided by (used in) financing activities	950	(24,210)	(13,303)	17,129	(19,434)

Increase in cash and cash equivalents	—	(21,789)	(529)	—	(22,318)
Cash and cash equivalents:
Beginning of year	—	77,911	13,175	—	91,086

End of year	$—	$56,122	$12,646	$—	$68,768

21.	Subsequent Event
      An additional 1.7 million shares of our common stock were registered and sold to the public under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3 (File No. 333-137756) that was declared effective by the Securities and Exchange Commission on November 6, 2006. The net proceeds to the Company from the offering were approximately $39.7 million. The proceeds were used to repurchase $36.2 million of our outstanding 9 7/8% senior notes due 2012 and pay approximately $3.5 million in premiums and expenses associated with the note repurchase.

INDEPENDENT AUDITORS’ REPORT
To Heart Hospital of South Dakota, LLC:
      We have audited the accompanying balance sheets of Heart Hospital of South Dakota, LLC (the Company) as of September 30, 2006 and 2005 and the related statements of operations, members’ capital, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
December 14, 2006
Charlotte, North Carolina

HEART HOSPITAL OF SOUTH DAKOTA, LLC
BALANCE SHEETS
(In thousands)

	September 30,

	2006	2005

Current assets:
Cash	$10,332	$9,930
Accounts receivable, net	7,223	6,224
Medical supplies	1,330	1,187
Prepaid expenses and other current assets	334	380

Total current assets	19,219	17,721
Property and equipment, net	33,446	34,668
Other assets	422	537

Total assets	$53,087	$52,926

Current liabilities:
Accounts payable	$1,781	$2,367
Accrued compensation and benefits	2,155	1,999
Other accrued liabilities	840	867
Current portion of long-term debt	3,049	4,770

Total current liabilities	7,825	10,003
Long-term debt	22,952	26,001
Other long-term obligations	224	—

Total liabilities	31,001	36,004
Members’ capital	22,086	16,922

Total liabilities and members’ capital	$53,087	$52,926

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended September 30,

	2006	2005	2004

Net revenue	$61,345	$58,977	$57,557
Operating expenses:
Personnel expense	19,372	18,994	18,129
Medical supplies expense	14,367	14,838	15,075
Bad debt expense	939	1,142	666
Other operating expenses	9,333	9,021	8,495
Depreciation	2,504	3,443	3,659
Loss on disposal of property, equipment and other assets	8	99	208

Total operating expenses	46,523	47,537	46,232

Income from operations	14,822	11,440	11,325
Other income (expenses):
Interest expense	(1,845)	(2,470)	(2,742)
Interest and other income, net	501	281	159

Total other expenses, net	(1,344)	(2,189)	(2,583)

Net income	$13,478	$9,251	$8,742

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC
STATEMENTS OF MEMBERS’ CAPITAL
(In thousands)

				Accumulated Other
				Comprehensive Income (Loss)
	Sioux Falls
	Hospital	North Central		Sioux Falls	North Central
	Management,	Heart Institute	Avera	Hospital	Heart Institute	Avera
	Inc.	Holdings, PLLC	McKennan	Management, Inc.	Holdings, PLLC	McKennan	Total

Balance, September 30, 2003	$4,950	$4,950	$4,950	$(296)	$(296)	$(296)	$13,962
Distributions to Members	(2,690)	(2,690)	(2,690)	—	—	—	(8,070)
Comprehensive income:
Net income	2,914	2,914	2,914	—	—	—	8,742
Change in fair value of interest rate swap	—	—	—	170	170	170	510

Total comprehensive income							9,252

Balance, September 30, 2004	$5,174	$5,174	$5,174	$(126)	$(126)	$(126)	$15,144
Distributions to members	(2,667)	(2,667)	(2,667)	—	—	—	(8,001)
Comprehensive income:
Net income	3,084	3,083	3,084	—	—	—	9,251
Change in fair value of interest rate swap	—	—	—	176	176	176	528

Total comprehensive income							9,779

Balance, September 30, 2005	$5,591	$5,590	$5,591	$50	$50	$50	$16,922
Distributions to members	(2,648)	(2,647)	(2,647)	—	—	—	(7,942)
Comprehensive income:
Net income	4,493	4,493	4,492	—	—	—	13,478
Change in fair value of interest rate swap	—	—	—	(124)	(124)	(124)	(372)

Total comprehensive income							13,106

Balance, September 30, 2006	$7,436	$7,436	$7,436	$(74)	$(74)	$(74)	$22,086

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,

	2006	2005	2004

Net income	$13,478	$9,251	$8,742
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	939	1,142	666
Depreciation	2,504	3,443	3,659
Loss on disposal of property, equipment and other assets	8	99	208
Amortization of loan acquisition costs	66	119	112
Change in assets and liabilities that relate to operations:
Accounts receivable	(1,938)	(122)	(485)
Medical supplies	(143)	(60)	(74)
Prepaid expenses and other assets	10	(33)	(87)
Accounts payable and accrued liabilities	(456)	(169)	311
Due to affiliates	—	(90)	(81)

Net cash provided by operating activities	14,468	13,580	12,971
Investing activities:
Purchases of property and equipment	(1,291)	(2,262)	(189)
Proceeds from sale of property and equipment	1	165	—

Net cash used in investing activities	(1,290)	(2,097)	(189)
Financing activities:
Proceeds from issuance of long-term debt	—	500	—
Repayments of long-term debt	(4,770)	(4,926)	(4,405)
Purchases of loan acquisition costs	(64)	—	—
Distributions to members	(7,942)	(8,001)	(8,070)

Net cash used in financing activities	(12,776)	(12,427)	(12,475)

Net increase (decrease) in cash	402	(944)	307
Cash:
Beginning of year	9,930	10,874	10,567

End of year	$10,332	$9,930	$10,874

Supplemental schedule of noncash investing and financing activities:
Interest paid	$1,775	$2,351	$2,586

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS
(All tables in thousands)

1.	Organization
      Heart Hospital of South Dakota, LLC, doing business as Avera Heart Hospital of South Dakota, (the Company) is a North Carolina limited liability company that was formed on June 18, 1999 to develop, own, and operate an acute-care hospital located in South Dakota, specializing in all aspects of cardiology and cardiovascular surgery. The hospital commenced operations on March 20, 2001. At September 30, 2006 and 2005, Sioux Falls Hospital Management, Inc., North Central Heart Institute Holdings, PLLC, and Avera McKennan each held a 33 1/3% interest in the Company.
      Sioux Falls Hospital Management, Inc., an indirectly wholly owned subsidiary of MedCath Corporation (MedCath), acts as the managing member in accordance with the Company’s operating agreement. The Company will cease to exist on December 31, 2060 unless the members elect earlier dissolution. The termination date may be extended for up to an additional 40 years in five-year increments at the election of the Company’s Board of Directors.

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
      Fair Value of Financial Instruments — The Company considers the carrying amounts of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, net, accounts payable, accrued liabilities and long-term debt to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2006 and 2005. The Company has no financial instruments on the balance sheets for which the carrying amounts and estimated fair values differed significantly at September 30, 2006 and 2005.
      Cash — Cash consists of currency on hand and demand deposits with financial institutions.

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Concentrations of Credit Risk — The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third-party payors, including Medicare, Medicaid and commercial insurance carriers. The following table summarizes the percentage of gross accounts receivable from all payors at September 30:

	2006	2005

Medicare and Medicaid	43%	39%
Commercial	38%	35%
Other, including self-pay	19%	26%

	100%	100%

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
      Long-Lived Assets — Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. No impairment charges of long-lived assets were necessary for the years ended September 30, 2006, 2005 and 2004.
      Other Assets — Other assets consist of loan acquisition costs, which are costs associated with obtaining long-term financing (Loan Costs). The Loan Costs are being amortized using the straight-line method, over the life of the related debt, which approximates the effective interest method. Amortization expense recognized for Loan Costs totaled approximately $66,000, $119,000 and $112,000 for the years ended September 30, 2006, 2005 and 2004, respectively. The Company recognizes the amortization of Loan Costs as a component of interest expense.
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

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      The Company continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of its programs. Final settlements under some of these programs are subject to adjustment based on audit by third parties, which can take several years to determine. From a procedural standpoint, the Company subsequently adjusts those settlements as new information is obtained from audits or review by the fiscal intermediary, and, if the result of the of the fiscal intermediary audit or review impacts other unsettled and open costs reports, then the Company recognizes the impact of those adjustments.
      A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 53%, 55% and 56% of the Company’s net revenue during the years ended September 30, 2006, 2005 and 2004, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, a hospital is paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.
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

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2006, 2005, and 2004, the Company incurred approximately $544,000, $348,000, and $119,000, respectively, of advertising expenses.
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
      Market Risk — The Company’s policy for managing risk related to its exposure to variability in interest rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market-risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of SFAS No. 133) and as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

3.	Accounts Receivable
      Accounts receivable, net, at September 30 is as follows:

	2006	2005

Receivables, principally from patients and third-party payors	$7,764	$7,225
Other receivables	245	149

	8,009	7,374
Allowance for doubtful accounts	(786)	(1,150)

Accounts receivable, net	$7,223	$6,224

      Activity for the allowance for doubtful accounts for the years ended September 30 is as follows:

	2006	2005

Balance, beginning of year	$1,150	$1,127
Bad debt expense	939	1,142
Write-offs, net of recoveries	(1,303)	(1,119)

Balance, end of year	$786	$1,150

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment, net, at September 30 is as follows:

	2006	2005

Land and improvements	$1,327	$1,327
Buildings and improvements	31,642	31,598
Equipment and software	18,546	17,714

	51,515	50,639
Less accumulated depreciation	(18,069)	(15,971)

	$33,446	$34,668

5.	Long-Term Debt
      Long-term debt at September 30 is as follows:

	2006	2005

Bank mortgage loan	$23,718	$25,224
Installment notes payable to equipment lenders	2,283	5,547

	26,001	30,771
Less current portion	(3,049)	(4,770)

	$22,952	$26,001

      Bank Mortgage Loan — The Company financed its building and land through a bank mortgage loan dated June 29, 2000. Under the terms of the loan, interest-only payments were due through June 2002, which represented the first 24 months following the closing of the loan. Thereupon, the loan converted to a term loan with principal and interest payments due monthly, based on a 240-month amortization schedule with interest determined using the Eurodollar rate (LIBOR) plus an applicable margin of 2.75%. The loan was originally scheduled to mature on July 10, 2003 but was amended to extend the maturity date to September 30, 2008. During February 2006, this loan was refinanced and extended through December 2015 with an interest rate of the Eurodollar rate (LIBOR) plus an applicable margin of 1.25%. At September 30, 2006 and 2005, the interest rate on this loan is 6.58% and 6.60%, respectively. Until the date of refinancing, MedCath and Avera McKennan guaranteed 50% of the outstanding balance of the bank mortgage loan.
      At September 30, 2005, the Company had four interest rate swaps, which qualified as cash flow hedges, outstanding for a total notional amount of approximately 80% of the bank mortgage loan’s outstanding balance. Two of the swaps effectively fixed LIBOR at 4.18% (4.18% Swaps) for approximately 60% of the bank mortgage loan’s outstanding balance. The remaining two swaps effectively fixed LIBOR at 3.46% (3.46% Swaps) for approximately 20% of the bank mortgage loan’s outstanding balance. The Company terminated the 4.18% Swaps and the 3.46% Swaps during the year ended September 30, 2006 and entered into a new interest rate swap (Swap), which qualifies as a cash flow hedge and which effectively fixes LIBOR at 5.21% for approximately 80% of the bank mortgage loan’s outstanding balance. At September 30, 2006, the Company’s effective interest rate on the notional amount of the Swap is 6.46%. During fiscal 2006 and 2005, the Company recognized interest expense based upon the fixed interest rates provided under the swaps, while the change in the fair value of the swaps is recorded as other comprehensive income (loss) and as an adjustment to the derivative liability in the balance sheets. The derivative asset/(liability) is $(224,000) and $148,000 at September 30, 2006 and 2005, respectively, and is included in other long-term obligations and other assets, respectively. Future changes in the fair value of the Swap will be recorded based upon the variability in the market interest rates until maturity of December 2015.

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The bank mortgage loan agreement contains certain restrictive covenants, which require the maintenance of specific financial ratios and amounts. The Company is in compliance with these restrictive covenants at September 30, 2006.
      Notes Payable to Equipment Lenders — The Company acquired substantially all of its equipment under installment notes payable to equipment lenders collateralized by the related equipment, which has a net book value of approximately $1.9 million and $3.0 million at September 30, 2006 and 2005, respectively. Amounts borrowed under these notes are payable in monthly installments of principal and interest over five-year and seven-year terms. The notes have annual fixed rates of interest ranging from 7.2% to 9.3%. MedCath and Avera McKennan have each guaranteed 30% of the outstanding balance of the installment notes payable to equipment lenders as of September 30, 2006.
      The Company also had a $2.5 million working capital line of credit that was provided by the real estate lender, and was subject to the interest rate, covenants, guarantee and collateral of the real estate loan which was scheduled to expire in June 2006 but during fiscal 2006 was extended to December 2008. No amounts were outstanding under this line of credit at September 30, 2006 or 2005.
      Future maturities of long-term debt, as of September 30, 2006 are as follows:

Fiscal Year:
2007	$3,049
2008	2,216
2009	1,536
2010	1,506
2011	1,506
Thereafter	16,188

$26,001

6.	Commitments and Contingencies
      Operating Leases — The Company leases certain equipment under noncancelable operating leases. The total rent expense under operating leases was approximately $100,000 during the years ended September 30, 2006, 2005 and 2004. The future minimum payment on noncancelable operating leases as of September 30, 2006 was $50,000 for fiscal 2007.
      Compliance — Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and may be modified. The Company believes that it is in compliance with such laws and regulations and it is not aware of any investigations involving allegations of potential wrongdoing. However, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including substantial fines and criminal penalties, as well as repayment of previously billed and collected revenue from patient services and exclusion from the Medicare and Medicaid program. Medicare and Medicaid cost reports have been audited by the fiscal intermediary through September 30, 2004.
      The Company is involved in various claims and legal actions in the ordinary course of business. Moreover, claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.
      Management does not believe, taking into account the applicable liability insurance coverage and the expectations of counsel with respect to the amount of potential liability, the outcome of any such claims and litigation, individually or in the aggregate, will have a materially adverse effect on the Company’s financial position or results of operations.

HEART HOSPITAL OF SOUTH DAKOTA, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Related-party Transactions
      MedCath provides working capital to the Company under a revolving credit note with a maximum borrowing limit of $12.0 million. The loan is collateralized by the Company’s accounts receivable from patient services. There are no amounts outstanding under the working capital loan as of September 30, 2006 and 2005. No interest was paid in fiscal 2006, 2005 or 2004 because the working capital loan was paid off monthly.
      MedCath and Avera McKennan received debt guarantee fees for their guarantee of 50% of the Company’s outstanding bank mortgage loan until the loan was refinanced in February 2006. In addition, MedCath and Avera McKennan guarantee 30% of the Company’s outstanding equipment debt. The total amount of such debt guarantee fees are approximately $23,000 each, for the year ended September 30, 2006, $63,000 each, for the year ended September 30, 2005 and $71,000 each for the year ended September 30, 2004. No amounts are due as of September 30, 2006 or 2005.
      MedCath allocated corporate expenses to the Company for costs in the following categories, which are included in operating expenses, during the years ended September 30:

	2006	2005	2004

Management fees	$1,236	$1,167	$1,144
Hospital employee group insurance	3,656	3,458	3,199
Other	72	65	41

	$4,964	$4,690	$4,384

      The other category above generally consists of support services provided by MedCath and consolidated purchased services paid for by MedCath for which it receives reimbursement at cost in lieu of the Company incurring these services directly. Support services include, but are not limited to, training, treasury, and development. Consolidated purchased services include, but are not limited to, insurance coverage, professional services, software maintenance and licenses purchased by MedCath under its consolidated purchasing programs and agreements with third-party vendors for the direct benefit of the Company.
      The Company pays Avera McKennan and North Central Heart Institute Holdings, PLLC for various services, including labor, supplies and equipment purchases. The amounts paid during the years ended September 30, were as follows:

	2006	2005	2004

Avera McKennan	$931	$1,102	$902
North Central Heart Institute Holdings	791	859	832

Total	$1,722	$1,961	$1,734

8.	Employee Benefit Plan
      The Company participates in MedCath’s defined contribution retirement savings plan (the 401(k) Plan), which covers all employees. The 401(k) Plan allows eligible employees to contribute from 1% to 25% of their annual compensation on a pretax basis. The Company, at its discretion, may make an annual contribution of up to 25% of an employee’s pretax contribution, up to a maximum of 6% of compensation. The Company’s contributions to the 401(k) Plan were approximately $176,000, $167,000 and $154,000 during the years ended September 30, 2006, 2005 and 2004 respectively.

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
      Management’s Report on Internal Control Over Financial Reporting.
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Securities Exchange Act Rule 13a-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
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
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s internal control over financial reporting was effective as of September 30, 2006 based on those criteria.
      Deloitte & Touche LLP, an independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MedCath Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years then ended and our report dated December 14, 2006 expressed an unqualified opinion on those financial statements, and contained an explanatory paragraph regarding the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, effective October 1, 2005.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
December 14, 2006

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item with respect to directors is incorporated by reference to information provided under the headings “Election of Directors,” “Corporate Governance,” “Other Matters-Section 16(a) Beneficial Ownership Compliance” and “Accounting and Audit Matters-Audit Committee Financial Expert” in the Company’s proxy statement to be filed with the Commission on or before January 27, 2007 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 1, 2007 (the 2007 Proxy Statement). Some of the information required by this Item with respect to executive officers is provided under the heading “Executive Officers” in Part I of this report.

Item 11.	Executive Compensation.
      The information required by this Item is incorporated by reference to information provided under the headings “Executive Compensation” and “Corporate Governance-Compensation of Directors” in the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item is incorporated by reference to information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in the 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item is incorporated by reference to information provided under the heading “Certain Transactions” in the 2007 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
      The information required by this Item is incorporated by reference to information provided under the heading “Accounting and Audit Matters” in the 2007 Proxy Statement.
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
      (3) The following list of exhibits includes both exhibits submitted with this report and those incorporated by reference to other filings:

Exhibit
No.		Description

3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation(1)

3.2	—	Bylaws of MedCath Corporation(1)

4.1	—	Specimen common stock certificate(1)

Exhibit
No.		Description

4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)

4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)

4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P. And the several stockholders parties thereto (the Registration Rights Agreement)(1)

4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)

4.6	—	Form of 9 7/8% Senior Note due 2012(12)

4.7	—	Indenture dated as of July 7, 2004 among MedCath Holdings Corp., as issuer (the Issuer), MedCath Corporation and the subsidiaries of the Issuer named therein, as guarantors (the Guarantors), and U.S. Bank National Association, as trustee (the Trustee), relating to the 9 7/8% Senior Notes due 2012(12)

4.9	—	Credit Agreement, dated as of July 7, 2004, among MedCath Corporation, as a parent guarantor, MedCath Holdings Corp., as the borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Wachovia Bank, National Association, as syndication agent, and the other lenders party thereto(12)

4.10	—	Collateral Agreement, dated as of July 7, 2004, by and among MedCath Corporation, MedCath Holdings Corp., the Subsidiary Guarantors, as identified on the signature pages thereto and any Additional Grantor (as defined therein) who may become party to the Collateral Agreement, in favor of Bank of America, N.A., as administrative agent for the ratable benefit of the banks and other financial institutions from time to time parties to the Credit Agreement, dated as of July 7, 2004, by and among the MedCath Corporation, MedCath Holdings Corp. and the lenders party thereto(12)

10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(6)

10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(6)

10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(6)

10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)

10.8	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(6)

10.9	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(6)

10.10	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)

10.11	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(6)

10.12	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(6)

10.13	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(6)

10.14	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)

10.15	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)

10.16	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)

10.17	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(6)

Exhibit
No.		Description

10.18	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(6)

10.19	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the Dayton Operating Agreement)(10)(6)

10.20	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(6)

10.21	—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(6)

10.22	—	Guaranty made as of September 24, 1998 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc(1)

10.23	—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)

10.24	—	Termination and Release dated October 1, 2000 by and among Heart Hospital of DTO, LLC, DTO Management, Inc., Franciscan Health Systems of the Ohio Valley, Inc. and ProWellness Health Management Systems, Inc(1)(6)

10.25	—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(6)

10.26	—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(6)

10.27	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(6)

10.28	—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(6)

10.29	—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)

10.30	—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)

10.31	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(6)

10.32	—	Operating Agreement of Heart Hospital of Lafayette, LLC effective as of December 5, 2001 (Lafayette Operating Agreement)(4)(6)

10.33	—	First Amendment to Lafayette Operating Agreement effective as of December 5, 2001(4)(6)

10.34	—	Second Amendment to Lafayette Operating Agreement effective as of December 5, 2001(4)(6)

10.35	—	Third Amendment to Lafayette Operating Agreement effective as of December 5, 2001(4)(6)

10.36	—	Management Services Agreement for the Heart Hospital of Lafayette. LLC dated September 5, 2001(4)(6)

10.37	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)

10.38	—	Outside Directors’ Stock Option Plan(1)

10.39	—	Amended and Restated Directors Option Plan(4)

10.40	—	Form of Heart Hospital Management Services Agreement(1)

10.41	—	Fourth Amendment to the Operating Agreement of Heart Hospital of Lafayette, LLC as of February 7, 2003(8)

10.42	—	Fifth Amendment to the Operating Agreement of Lafayette Heart Hospital, LLC(6)(9)

10.43	—	Engagement Letter dated October 30, 2003 between MedCath Corporation and Sokolov, Sokolov, Burgess (13)

10.44	—	Addendum to Engagement Letter dated as of February 5, 2004 between MedCath Corporation and Sokolov, Sokolov, Burgess (13)

10.45	—	Engagement Letter dated February 17, 2004 between MedCath Corporation, Arizona Heart Hospital, Arizona Heart Institute and Sokolov, Sokolov, Burgess (13)

Exhibit
No.		Description

10.46	—	Agreement for Purchase and Sale, dated November 4, 2004 (14)

10.47	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and John T. Casey (15)

10.48	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and James E. Harris (15)

10.49	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Thomas K. Hearn (15)

10.50	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Grant Wicklund (15)

10.51	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Joan McCanless (15)

10.52	—	Sample Agreement to Accelerate Vesting of Stock Options and Restrict Sale of Related Stock Effective September 30, 2005 (15)

10.53	—	Consulting Services Agreement dated October 27, 2005 by and between MedCath Corporation and French Healthcare Consulting, Inc. (15)

10.54	—	Separation and Release Agreement effective November 25, 2005 by and between MedCath Corporation and Charles R. Slaton (15)

10.55	—	Guaranty made as of December 28, 2005 by MedCath Corporation and Harlingen Medical Center Limited Partnership in favor of HCPI Mortgage Corp. (16)

10.56	—	Employment agreement dated February 21, 2006, by and between MedCath Corporation and O. Edwin French (17)

10.57	—	MedCath Corporation 2006 Stock Option and Award Plan effective March 1, 2006

10.58	—	Employment agreement dated March 27, 2006, by and between MedCath Corporation and Phil Mazzuca (17)

10.59	—	Consulting agreement effective August 4, 2006 by and between MedCath Incorporated and SSB Solutions (18)

10.60	—	Resignation letter of John T. Casey dated August 16, 2006

10.61	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and James E. Harris dated September 1, 2006

10.62	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Thomas K. Hearn dated September 1, 2006

10.63	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Joan McCanless dated September 1, 2006

10.64	—	First Amendment to the February 21, 2006 Employment Agreement by and between MedCath Corporation and O. Edwin French dated September 1, 2006

10.65	—	First Amendment to the March 27, 2006 Employment Agreement by and between MedCath Corporation and Phil Mazzuca dated September 1, 2006

10.66	—	LLC Interest Purchase Agreement, dated as of August 14, 2006, by and among Carondelet Health Network, an Arizona non-profit corporation, Southern Arizona Heart, Inc., a North Carolina corporation, and MedCath Incorporated, a North Carolina corporation (19)

12.0	—	Ratio of earnings to fixed charges

21.1	—	List of Subsidiaries

23.1	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	—	Consent of Deloitte & Touche LLP, Independent Auditors

31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
No.		Description

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(6)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(12)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-119170).

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 7, 2006.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medcath Corporation

By:	/s/ O. Edwin French

O. Edwin French
President, Chief Executive Officer
(principal executive officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ O. Edwin French O. Edwin French	President and Chief Executive Officer (principal executive officer)	December 14, 2006

/s/ James E. Harris James E. Harris	Executive Vice President and Chief Financial Officer (principal financial officer)	December 14, 2006

/s/ Lora Ramsey Lora Ramsey	Vice President — Controller (principal accounting officer)	December 14, 2006

/s/ Adam H. Clammer Adam H. Clammer	Director	December 14, 2006

/s/ Edward A. Gilhuly Edward A. Gilhuly	Director	December 14, 2006

/s/ John B. McKinnon John B. McKinnon	Director	December 14, 2006

/s/ Robert S. McCoy, Jr. Robert S. McCoy, Jr.	Director	December 14, 2006

/s/ Galen D. Powers Galen D. Powers	Director	December 14, 2006

/s/ Paul B. Queally Paul B. Queally	Director	December 14, 2006

/s/ Jacque J. Sokolov, MD Jacque J. Sokolov, MD	Director	December 14, 2006

/s/ John T. Casey John T. Casey	Director	December 14, 2006