Form 10-Q
period 2006-12-31
MEDCATH CORP
filed 2007-02-08
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2006
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
Yes   ☐ No   ☑
As of January 31, 2007, there were 21,061,997 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2006	2006
Current assets:
Cash and cash equivalents	$175,197	$193,654
Accounts receivable, net	91,048	93,584
Income tax receivable	1,250	—
Medical supplies	19,136	19,761
Deferred income tax assets	11,483	11,998
Prepaid expenses and other current assets	8,871	7,039
Current assets of discontinued operations	6,679	6,940

Total current assets	313,664	332,976
Property and equipment, net	333,178	338,152
Investments in affiliates	5,597	7,803
Goodwill	62,740	62,490
Other intangible assets, net	6,830	7,082
Other assets	9,513	10,662
Long-term assets of discontinued operations	22,446	26,684

Total assets	$753,968	$785,849

Current liabilities:
Accounts payable	$38,293	$38,748
Income tax payable	—	1,207
Accrued compensation and benefits	19,450	22,801
Other accrued liabilities	19,197	19,172
Current portion of long-term debt and obligations under capital leases	16,905	39,093
Current liabilities of discontinued operations	14,013	14,680

Total current liabilities	107,858	135,701
Long-term debt	248,077	285,067
Obligations under capital leases	1,261	1,552
Deferred income tax liabilities	19,752	19,752
Other long-term obligations	265	309

Total liabilities	377,213	442,381

Minority interest in equity of consolidated subsidiaries	19,809	25,808

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,061,997 issued and 20,993,097 outstanding at December 31, 2006; 19,159,998 issued and 19,091,098 outstanding at September 30, 2006	211	192
Paid-in capital	435,420	391,261
Accumulated deficit	(78,244)	(73,348)
Accumulated other comprehensive loss	(47)	(51)
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	356,946	317,660

Total liabilities and stockholders’ equity	$753,968	$785,849

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2006	2005
Net revenue	$175,549	$163,613
Operating expenses:
Personnel expense	57,175	52,493
Medical supplies expense	48,170	46,194
Bad debt expense	13,831	13,055
Other operating expenses	36,465	35,789
Depreciation	8,869	8,557
Amortization	252	252
Loss on disposal of property, equipment and other assets	57	97

Total operating expenses	164,819	156,437

Income from operations	10,730	7,176
Other income (expenses):
Interest expense	(7,458)	(7,921)
Loss on early extinguishment of debt	(4,480)	(1,006)
Interest and other income, net	2,725	1,397
Equity in net earnings of unconsolidated affiliates	1,438	1,065

Total other expenses, net	(7,775)	(6,465)

Income from continuing operations before minority interest, income taxes and discontinued operations	2,955	711
Minority interest share of earnings of consolidated subsidiaries	(2,480)	(2,818)

Income (loss) from continuing operations before income taxes and discontinued operations	475	(2,107)
Income tax expense (benefit)	221	(842)

Income (loss) from continuing operations	254	(1,265)
Loss from discontinued operations, net of taxes	(5,150)	(68)

Net loss	$(4,896)	$(1,333)

Earnings (loss) per share, basic
Continuing operations	$0.01	$(0.07)
Discontinued operations	(0.25)	—

Loss per share, basic	$(0.24)	$(0.07)

Earnings (loss) per share, diluted
Continuing operations	$0.01	$(0.07)
Discontinued operations	(0.25)	—

Loss per share, diluted	$(0.24)	$(0.07)

Weighted average number of shares, basic	20,121	18,501
Dilutive effect of stock options and restricted stock	—	—

Weighted average number of shares, diluted	20,121	18,501

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance, September 30, 2006	19,091	$192	$391,261	$(73,348)	$(51)	69	$(394)	$317,660
Exercise of stock options, including income tax benefit	202	2	3,492	—	—	—	—	3,494
Secondary public offering	1,700	17	39,641					39,658
Share-based compensation expense	—	—	1,026	—	—	—	—	1,026
Comprehensive loss:
Net loss	—	—	—	(4,896)	—	—	—	(4,896)
Change in fair value of interest rate swap, net of income tax expense	—	—	—	—	4	—	—	4

Total comprehensive loss								(4,892)

Balance, December 31, 2006	20,993	$211	$435,420	$(78,244)	$(47)	69	$(394)	$356,946

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2006	2005
Net loss	$(4,896)	$(1,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	5,150	68
Bad debt expense	13,831	13,055
Depreciation	8,869	8,557
Amortization	252	252
Excess income tax benefit on exercised stock options	(954)	(39)
Loss on disposal of property, equipment and other assets	57	97
Share-based compensation expense	1,026	417
Amortization of loan acquisition costs	1,260	1,117
Equity in earnings of unconsolidated affiliates, net of dividends received	2,211	1,608
Minority interest share of earnings of consolidated subsidiaries	2,480	2,818
Change in fair value of interest rate swaps	—	(94)
Deferred income taxes	1,939	(1,532)
Change in assets and liabilities that relate to operations:
Accounts receivable	(11,295)	(14,122)
Medical supplies	625	(860)
Prepaids and other assets	(3,193)	(1,636)
Accounts payable and accrued liabilities	(5,940)	4,183

Net cash provided by operating activities of continuing operations	11,422	12,556
Net cash used in operating activities of discontinued operations	(1,535)	(324)

Net cash provided by operating activities	9,887	12,232

Investing activities:
Purchases of property and equipment	(3,481)	(8,246)
Proceeds from sale of property and equipment	481	6

Net cash used in investing activities of continuing operations	(3,000)	(8,240)
Net cash used in investing activities of discontinued operations	(112)	(630)

Net cash used in investing activities	(3,112)	(8,870)

Financing activities:
Proceeds from issuance of long-term debt	—	60,000
Repayments of long-term debt	(59,016)	(59,797)
Repayments of obligations under capital leases	(498)	(575)
Payments of loan acquisition costs	—	(1,732)
Distributions to minority partners	(8,632)	(7,042)
Repayments from minority partners, net	154	610
Proceeds from issuance of common stock, net	39,657	—
Excess income tax benefit on exercised stock options	954	39
Proceeds from exercised stock options	2,540	662

Net cash used in financing activities of continuing operations	(24,841)	(7,835)
Net cash used in financing activities of discontinued operations	(391)	(581)

Net cash used in financing activities	(25,232)	(8,416)

Net decrease in cash and cash equivalents	(18,457)	(5,054)
Cash and cash equivalents:
Beginning of period	193,654	140,172

End of period	$175,197	$135,118

Supplemental schedule of noncash investing activities:
Increase in accrual for purchases of property and equipment	$952	$—
See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share data)
1. Business and Organization
     MedCath Corporation (the Company) primarily focuses on the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the hospital division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of December 31, 2006, the Company owned and operated eleven hospitals, together with its physician partners, who own an equity interest in the hospitals where they practice. The Company’s existing hospitals had a total of 667 licensed beds, of which 650 were staffed and available, and were located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
     See Note 3 – Discontinued Operations for details concerning the Company’s sale of its equity interest in Tucson Heart Hospital and the Company’s pending disposition of Heart Hospital of Lafayette. Unless specifically indicated otherwise, all amounts and percentages presented in these notes are exclusive of the Company’s discontinued operations.
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
     In addition to its hospitals, the Company provides cardiovascular care service in diagnostic and therapeutic facilities in various locations and through mobile cardiac catheterization laboratories (the MedCath Partners division). The Company also provides consulting and management services tailored primarily to cardiologists and cardiovascular surgeons, which is included in the corporate and other division.
2. Summary of Significant Accounting Policies
     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of December 31, 2006 and for the three months ended December 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2007 or future fiscal periods.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. During the three months ended December 31, 2006, the Company has not made any material changes in the selection or application of its critical accounting policies as set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     Restatements and Reclassifications – In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), hospitals sold or classified as held for sale are required to be reported as discontinued operations. During fiscal 2006, the Company completed the sale of its equity interest in Tucson Heart Hospital and decided to seek to dispose of its interest in Heart Hospital of Lafayette and entered into a confidentiality and exclusivity agreement with a potential buyer, therefore classifying the hospital as held for sale. In accordance with the provisions of SFAS No. 144, the results of operations of these hospitals for the three months ended December 31, 2006 and 2005 are reported as discontinued operations. Many of the provisions of SFAS No. 144 involve judgment in determining whether a hospital will be reported as continuing or discontinued operations. Such judgments include whether a hospital will be sold, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods the Company determines that a hospital should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of operations are reclassified in order to reflect the current classification. The Company evaluated the carrying value of the long lived assets related to Heart Hospital of Lafayette and determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded in accordance with SFAS No. 144.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The Company has reclassified the prior period loss on early extinguishment of debt to be consistent with the current year presentation. The loss had previously been recorded as a component of interest expense.
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
     Share-Based Compensation - On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R (revised 2004), Share-Based Payment (SFAS No. 123-R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123-R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to expense the value of the portion of the award that is ultimately expected to vest over the requisite service period in the Company’s statement of operations. On September 30, 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees with the condition that the optionee enter into a sale restriction agreement which provides that if the optionee exercises a stock option prior to its originally scheduled vesting date while employed by the Company, the optionee will be prohibited from selling the share of stock acquired upon exercise of the option until the date the option would have become vested had it not been accelerated. All new stock options granted since September 30, 2005 have immediate vesting with the same sale restriction. As a result, share-based compensation is recorded on the option grant date.
     The Company adopted SFAS No. 123-R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months ended December 31, 2006 and 2005 reflect the impact of SFAS No. 123-R.
     On November 10, 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. 123-R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides a simplified alternative method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123-R-3. We have elected to follow the provisions of SFAS No. 123-R-3.
     As required under SFAS No. 123-R in calculating the share-based compensation expense for the three months ended December 31, 2006 and 2005, the fair value of each option grant was estimated on the date of grant. The Company used the Black-Scholes option pricing model with the range of weighted-average assumptions used for option grants noted in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and was determined based on an analysis of historical exercise and cancellation behavior. The risk-free interest rate is based on the US Treasury yield curve in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

	Three Months Ended December 31,
	2006	2005
Expected life	6-8 years	6-8 years
Risk- free interest rate	4.44% - 4.76%	4.32% - 4.48%
Expected volatility	38% - 43%	44%
     Goodwill and Long-Lived Assets — Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company evaluates goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The determination of whether or not goodwill and/or long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.
3. Discontinued Operations
     During September 2006, the Company decided to seek to dispose of its interest in Heart Hospital of Lafayette (HHLf) and entered into a confidentiality and exclusivity agreement with a potential buyer. Pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the consolidated financial statements for the three months ended December 31, 2006 and 2005 have been restated to give effect to HHLf as a discontinued operation.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     At December 31, 2006, the Company was in violation of a financial covenant under a $9.4 million equipment loan to HHLf, which is guaranteed by MedCath, and which is classified as a discontinued operation, and anticipates continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the balance sheet as of December 31, 2006.
     On August 31, 2006, the Company completed the divestiture of its equity interest in Tucson Heart Hospital (THH) to Carondelet Health Network. Pursuant to the terms of the transaction, Carondelet Health Network acquired MedCath’s 59% ownership interest in THH and the hospital repaid all secured debt owed to MedCath. Total proceeds received by MedCath were $40.7 million. The consolidated financial statements for the three months ended December 31, 2005 have been restated to give effect to THH as a discontinued operation.
     The results of operations of Heart Hospital of Lafayette and Tucson Heart Hospital are as follows:

	Three Months Ended December 31,
	2006	2005
Net revenue	$7,736	$21,507
Impairment of goodwill and long-lived assets	(4,100)	—
Operating expenses	(7,992)	(21,500)

Income (loss) from operations	(4,356)	7
Other expenses, net	(191)	(121)

Loss before income taxes	(4,547)	(114)
Income tax expense (benefit)	603	(46)

Net loss	$(5,150)	$(68)

     The principal balance sheet items of Heart Hospital of Lafayette including allocated goodwill and excluding intercompany debt, are as follows:

	December 31,	September 30,
	2006	2006
Cash and cash equivalents	$327	$721
Accounts receivable, net	5,030	4,967
Other current assets	1,322	1,252

Current assets	$6,679	$6,940

Property and equipment, net	$21,449	$22,636
Investments in affiliates	816	817
Goodwill	—	3,050
Other assets	181	181

Long-term assets	$22,446	$26,684

Accounts payable	$3,535	$3,721
Accrued liabilities	1,061	1,151
Current portion of long-term debt and obligations under capital leases	9,417	9,808

Current liabilities	$14,013	$14,680

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	December 31,	September 30,
	2006	2006
Receivables, principally from patients and third-party payors	$124,435	$111,765
Receivables, principally from billings to hospitals for various cardiovascular procedures	4,369	4,218
Amounts due under management contracts	3,112	4,651
Other	3,433	2,355

	135,349	122,989
Less allowance for doubtful accounts	(44,301)	(29,405)

Accounts receivable, net	$91,048	$93,584

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
     The following represents summarized financial information of Avera Heart Hospital of South Dakota:

	Three Months Ended December 31,
	2006	2005
Net revenue	$17,319	$15,346
Income from operations	$4,477	$3,480
Net income	$4,185	$3,014

	December 31,	September 30,
	2006	2006
Current assets	$13,226	$19,219
Long-term assets	$33,594	$33,868
Current liabilities	$8,014	$7,825
Long-term liabilities	$22,417	$23,176
6. Long-term Debt
     Long-term debt consists of the following:

	December 31,	September 30,
	2006	2006
Senior Notes	$101,961	$138,135
Notes payable to various lenders	121,500	144,196
Senior Secured Credit Facility	39,943	40,045

	263,404	322,376
Less current portion	(15,327)	(37,309)

Long-term debt	$248,077	$285,067

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     During the three months ended December 31, 2006, the Company entered into the following transactions:
     Senior Notes – The Company repurchased $36.2 million of its outstanding senior notes using the proceeds from the Company’s secondary public offering, which was declared effective by the Securities and Exchange Commission on November 6, 2006. The Company incurred a repurchase premium of $3.5 million and approximately $1.0 million in write-off of deferred loan acquisition costs in connection with the repurchase. These costs are reported as a loss on early extinguishment of debt on the consolidated statements of operations for the three months ending December 31, 2006.
     Real Estate Investment Trust (REIT) Loans — One of the Company’s REIT loans matured in December 2006 and, accordingly, the outstanding balance of $21.2 million was paid.
     Debt Covenants — At December 31, 2006, the Company was in violation of a financial covenant under a $9.4 million equipment loan to Heart Hospital of Lafayette, which is guaranteed by MedCath, and which is classified as a discontinued operation, and anticipates continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations as of December 31, 2006. The Company received a waiver for a covenant related to an equipment loan to Louisiana Heart Hospital at September 30, 2006, extending through June 2006. It is the Company’s intent to pay the total outstanding balance of this equipment loan during fiscal 2007; therefore, the total outstanding balance of this loan has been included in the current portion of long-term debt and obligations under capital leases as of December 31, 2006. The Company was in compliance with all other covenants in the instruments governing its outstanding debt as of December 31, 2006.
7. Liability Insurance Coverage
     During June 2005, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. At this time, the Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division. During June 2006, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division.
     Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of the retained liability applicable to each malpractice claim. As of December 31, 2006 and September 30, 2006, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $6.1 million and $5.9 million, respectively, which is included in current liabilities in the consolidated balance sheets.
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
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through December 31, 2006. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.
     The U.S. Department of Justice, or DOJ, is conducting an investigation of a clinical trial conducted at one of our hospitals. The investigation concerns alleged improper federal healthcare program billings from 1998-2002 because certain endoluminal graft devices were implanted either without an approved investigational device exception or outside of the approved protocol. Recently, the DOJ reached a settlement under the False Claims Act with the medical practice whose physicians conducted the clinical trial. The Company engaged outside counsel to conduct an internal review of the hospital’s monitoring of the clinical trial and, based upon the conclusions of that review, advised the DOJ in writing in May 2005 that management believes the hospital complied fully with applicable internal policy and federal requirements. The Company is engaged in ongoing discussions with the DOJ regarding the parties’ respective positions on any federal healthcare program claims arising from the clinical trial. The DOJ’s investigation could result in the imposition of material obligations and penalties against the hospital. Although the Company is not admitting any liability, and a claim has not been filed against the Company, the Company is interested in promptly resolving the matter through an administrative resolution. Accordingly, the Company has recorded a $2.7 million reduction in net revenue to establish a reserve for repayment of a portion of Medicare reimbursement related to hospital inpatient services provided to patients in 1998-2002 in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
     Commitments — Some of the Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among others. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $5.6 million as of December 31, 2006. The Company would only be required to pay this maximum amount if none of the physician groups collected fees for services performed during the guarantee period.
9. Per Share Data
     The calculation of diluted earnings (loss) per share considers the potential dilutive effect of options to purchase 1,848,909 and 2,168,968 shares of common stock at prices ranging from $4.75 to $30.24, which were outstanding at December 31, 2006 and 2005, respectively, as well as 216,835 shares of restricted stock which were outstanding at December 31, 2006. Of the outstanding stock options, 1,848,909 and 2,168,968 have not been included in the calculation of diluted earnings (loss) per share for the three months ended December 31, 2006 and 2005, respectively, because the options were anti-dilutive.
10. Stock Compensation Plans
     Effective October 1, 2005, the Company adopted the MedCath Corporation 2006 Stock Option and Award Plan (the Stock Plan), which provides for the issuance of stock options, restricted stock and restricted stock units to employees of the Company. The Stock Plan is administered by the compensation committee of the board of directors, who has the authority to select the employees eligible to receive awards. This committee also has the authority under the Stock Plan to determine the types of awards, select the terms and conditions attached to all awards, and, subject to the limitation on individual awards in the Stock Plan, determine the number of shares to be awarded. At December 31, 2006, the maximum number of shares of common stock which can be issued through awards granted under the Stock Plan is 1,750,000. The Stock Plan will expire, and no awards may be granted thereunder, after September 30, 2015.
     Stock options granted to employees and directors under the Stock Plan have an exercise price per share that represents the fair market value of the common stock of the Company on the respective dates that the options are granted. The options expire ten years from the grant date, are fully vested and are exercisable at any time. Subsequent to the exercise of the stock options, the shares of stock acquired upon exercise may be subject to certain sale restrictions depending on the optionee’s employment status and length of time the option was held prior to exercise.
     Activity for the option plans was as follows:

	For the Three Months Ended
	December 31, 2006		December 31, 2005
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	2,070,472	$18.80	2,409,618	$13.50

Granted	44,000	28.59	34,500	22.48
Exercised	(201,999)	12.58	(47,650)	11.87
Cancelled	(63,564)	19.65	(227,500)	9.78

Outstanding stock options, end of period	1,848,909	$19.21	2,168,968	$14.06

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The following table summarizes information for options outstanding and exercisable at December 31, 2006:

	Number	Weighted-
	Outstanding	Average	Weighted-
	and	Remaining	Average
Range of Prices	Exercisable	Life (years)	Exercise Price
$4.75 - 9.95	109,861	6.48	$9.49
10.55 - 12.15	130,752	6.49	10.79
14.89 - 15.80	105,000	8.31	15.15
15.91 - 18.26	126,500	8.92	16.21
18.63 - 20.19	350,296	3.41	19.06
20.90 - 21.49	500,000	9.14	21.49
21.66 - 26.19	360,500	9.25	22.67
26.46 - 30.24	166,000	8.86	28.19

$4.75 - 30.24	1,848,909	7.64	$19.21

     Under SFAS No. 123-R, share-based compensation expense recognized for the three months ended December 31, 2006 was $1.0 million, which had the effect of decreasing net income by $0.6 million or $0.03 per basic and diluted share for the period. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the period as all such options vest immediately. The total intrinsic value of options exercised during the three months ended December 31, 2006 was $2.5 million and the total intrinsic value of options outstanding at December 31, 2006 was $14.2 million.
     During the fiscal year ended September 30, 2006, the Company granted to employees 270,836 shares of restricted stock, which vest at various dates through March 2009. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the service period. Unamortized compensation expense related to restricted stock amounted to $3.1 million at December 31, 2006.
11. Reportable Segment Information
     The Company’s reportable segments consist of the hospital division and MedCath Partners division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended December 31,
	2006	2005
Net revenue:
Hospital Division	$162,224	$150,096
MedCath Partners Division	12,806	12,630
Corporate and other	519	887

Consolidated totals	$175,549	$163,613

Income (loss) from operations:
Hospital Division	$11,288	$8,859
MedCath Partners Division	2,587	2,479
Corporate and other	(3,145)	(4,162)

Consolidated totals	$10,730	$7,176

Depreciation and amortization:
Hospital Division	$7,448	$7,222
MedCath Partners Division	1,473	1,427
Corporate and other	200	160

Consolidated totals	$9,121	$8,809

Interest expense (income) including loss on early extinguishment of debt, net:
Hospital Division	$7,931	$8,462
MedCath Partners Division	(16)	26
Corporate and other	1,477	(949)

Consolidated totals	$9,392	$7,539

Capital expenditures:
Hospital Division	$2,820	$5,921
MedCath Partners Division	134	1,407
Corporate and other	527	918

Consolidated totals	$3,481	$8,246

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31,	September 30,
	2006	2006
Aggregate identifiable assets:
Hospital Division	$527,375	$541,013
MedCath Partners Division	38,428	40,626
Corporate and other	188,165	204,210

Consolidated totals	$753,968	$785,849

     Substantially all of the Company’s net revenue in its hospital division and MedCath Partners division is derived directly or indirectly from patient services. The amounts presented for corporate and other primarily include management and consulting fees, general overhead and administrative expenses, financing activities, certain cash and cash equivalents, prepaid expenses, other assets and operations of the business not subject to separate segment reporting.
12. Secondary Public Offering
     An additional 1.7 million shares of the Company’s common stock were registered and sold to the public under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3 (File No. 333-137756) that was declared effective by the Securities and Exchange Commission on November 6, 2006. The net proceeds to the Company from the offering were approximately $39.7 million. The proceeds were used to repurchase $36.2 million of the Company’s outstanding 9 7/8% senior notes due 2012 and pay approximately $3.5 million in premiums and expenses associated with the note repurchase.
13. Guarantor/Non-Guarantor Financial Statements
     The following tables present the condensed consolidated financial information for each of MedCath Corporation (the Parent), MedCath Holdings Corporation (the Issuer), all 95% or greater owned domestic subsidiaries of the Issuer (the Guarantors) and the subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$162,860	$12,337	$—	$175,197
Accounts receivable, net	—	—	5,932	85,116	—	91,048
Other current assets	—	—	35,434	22,356	(17,050)	40,740
Current assets of discontinued operations	—	—	10,945	6,679	(10,945)	6,679

Total current assets	—	—	215,171	126,488	(27,995)	313,664
Property and equipment, net	—	—	21,567	311,611	—	333,178
Investments in subsidiaries	356,946	356,946	(19,561)	(63)	(694,268)	—
Goodwill	—	—	62,740	—	—	62,740
Intercompany notes receivable	—	—	218,823	—	(218,823)	—
Other long-term assets	—	—	16,750	5,190	—	21,940
Long-term assets of discontinued operations	—	—	18,077	22,446	(18,077)	22,446

Total assets	$356,946	$356,946	$533,567	$465,672	$(959,163)	$753,968

Current liabilities:
Accounts payable	$—	$—	$436	$37,857	$—	$38,293
Accrued compensation and benefits	—	—	6,199	13,251	—	19,450
Other current liabilities	—	—	6,902	29,346	(17,051)	19,197
Current portion of long- term debt and obligations under capital leases	—	—	1,176	15,729	—	16,905
Current liabilities of discontinued operations	—	—	—	24,957	(10,944)	14,013

Total current liabilities	—	—	14,713	121,140	(27,995)	107,858
Long- term debt	—	—	141,402	106,675	—	248,077
Obligations under capital leases	—	—	754	507	—	1,261
Intercompany notes payable	—	—	—	218,823	(218,823)	—
Deferred income tax liabilities	—	—	19,752	—	—	19,752
Other long- term obligations	—	—	—	265	—	265
Long-term liabilities of discontinued operations	—	—	—	18,077	(18,077)	—

Total liabilities	—	—	176,621	465,487	(264,895)	377,213
Minority interest in equity of consolidated subsidiaries	—	—	—	—	19,809	19,809
Total stockholders’ equity	356,946	356,946	356,946	185	(714,077)	356,946

Total liabilities and stockholders’ equity	$356,946	$356,946	$533,567	$465,672	$(959,163)	$753,968

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2006

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$177,972	$15,682	$—	$193,654
Accounts receivable, net	—	—	6,079	87,505	—	93,584
Other current assets	—	—	18,978	22,023	(2,203)	38,798
Current assets of discontinued operations	—	—	9,298	6,940	(9,298)	6,940

Total current assets	—	—	212,327	132,150	(11,501)	332,976
Property and equipment, net	—	—	22,929	315,223	—	338,152
Investments in subsidiaries	317,660	317,660	(2,760)	(62)	(632,498)	—
Goodwill	—	—	62,490	—	—	62,490
Intercompany notes receivable	—	—	196,768	—	(196,768)	—
Other long-term assets	—	—	20,406	5,141	—	25,547
Long-term assets of discontinued operations	—	—	21,337	23,634	(18,287)	26,684

Total assets	$317,660	$317,660	$533,497	$476,086	$(859,054)	$785,849

Current liabilities:
Accounts payable	$—	$—	$1,916	$36,832	$—	$38,748
Accrued compensation and benefits	—	—	7,745	15,056	—	22,801
Other current liabilities	—	—	6,534	16,047	(2,202)	20,379
Current portion of long- term debt and obligations under capital leases	—	—	1,311	37,782	—	39,093
Current liabilities of discontinued operations	—	—	—	23,979	(9,299)	14,680

Total current liabilities	—	—	17,506	129,696	(11,501)	135,701
Long- term debt	—	—	177,667	107,400	—	285,067
Obligations under capital leases	—	—	912	640	—	1,552
Intercompany notes payable	—	—	—	196,769	(196,769)	—
Deferred income tax liabilities	—	—	19,752	—	—	19,752
Other long- term obligations	—	—	—	309	—	309
Long-term liabilities of discontinued operations	—	—	—	18,287	(18,287)	—

Total liabilities	—	—	215,837	453,101	(226,557)	442,381
Minority interest in equity of consolidated subsidiaries	—	—	—	—	25,808	25,808
Total stockholders’ equity	317,660	317,660	317,660	22,985	(658,305)	317,660

Total liabilities and stockholders’ equity	$317,660	$317,660	$533,497	$476,086	$(859,054)	$785,849

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended December 31, 2006

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,700	$169,142	$(2,293)	$175,549
Total operating expenses	—	—	11,821	155,291	(2,293)	164,819

Income (loss) from operations	—	—	(3,121)	13,851	—	10,730
Interest expense	—	—	(4,441)	(3,017)	—	(7,458)
Loss on early extinguishment of debt	—	—	(4,480)	—	—	(4,480)
Interest and other income, net	—	—	7,572	(4,847)	—	2,725
Equity in net earnings of unconsolidated affiliates	(4,896)	(4,896)	2,969	—	8,261	1,438

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	(4,896)	(4,896)	(1,501)	5,987	8,261	2,955
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(2,480)	(2,480)

Income (loss) from continuing operations before income taxes and discontinued operations	(4,896)	(4,896)	(1,501)	5,987	5,781	475
Income tax expense	—	—	221	—		221

Income (loss) from continuing operations	(4,896)	(4,896)	(1,722)	5,987	5,781	254
Loss from discontinued operations, net of taxes	—	—	(3,174)	(1,976)	—	(5,150)

Net income (loss)	$(4,896)	$(4,896)	$(4,896)	$4,011	$5,781	$(4,896)

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended December 31, 2005

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$7,540	$158,213	$(2,140)	$163,613
Total operating expenses			12,377	146,200	(2,140)	156,437

Income (loss) from operations	—	—	(4,837)	12,013	—	7,176
Interest expense	—	—	(5,582)	(2,339)	—	(7,921)
Loss on early extinguishment of debt	—	—	(1,006)	—	—	(1,006)
Interest and other income, net	—	—	7,489	(6,092)	—	1,397
Equity in net earnings of unconsolidated affiliates	(1,333)	(1,333)	1,387	—	2,344	1,065

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	(1,333)	(1,333)	(2,549)	3,582	2,344	711
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(2,818)	(2,818)

Income (loss) from continuing operations before income taxes and discontinued operations	(1,333)	(1,333)	(2,549)	3,582	(474)	(2,107)
Income tax benefit	—	—	(842)	—	—	(842)

Income (loss) from continuing operations	(1,333)	(1,333)	(1,707)	3,582	(474)	(1,265)
Income (loss) from discontinued operations, net of taxes	—	—	374	(442)	—	(68)

Net income (loss)	$(1,333)	$(1,333)	$(1,333)	$3,140	$(474)	$(1,333)

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended December 31, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$(18,005)	$27,892	$—	$9,887
Net cash provided by (used in) investing activities	(3,494)	18,144	(21,256)	3,494	(3,112)
Net cash provided by (used in) financing activities	3,494	(15,251)	(9,981)	(3,494)	(25,232)

Decrease in cash and cash equivalents	—	(15,112)	(3,345)	—	(18,457)
Cash and cash equivalents:
Beginning of period	—	177,972	15,682	—	193,654

End of period	$—	$162,860	$12,337	$—	$175,197

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended December 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$(3,641)	$15,873	$—	$12,232
Net cash provided by (used in) investing activities	(701)	12,817	(21,687)	701	(8,870)
Net cash provided by (used in) financing activities	701	(12,742)	4,326	(701)	(8,416)

Decrease in cash and cash equivalents	—	(3,566)	(1,488)	—	(5,054)
Cash and cash equivalents:
Beginning of period	—	122,829	17,343	—	140,172

End of period	$—	$119,263	$15,855	$—	$135,118

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report, as well as the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
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
     In addition to our hospitals, we currently own and/or manage twenty-five cardiac diagnostic and therapeutic facilities. Ten of these facilities are located at hospitals operated by other parties and one of these facilities is located at a hospital we own. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining fourteen facilities are not located at hospitals and offer only diagnostic procedures. Effective January 1, 2007 we renamed our diagnostic and therapeutic division to MedCath Partners.
     Basis of Consolidation. We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control, and are not the primary beneficiary. Accordingly, the one hospital in which we hold a minority interest, Avera Heart Hospital of South Dakota, is excluded from the net revenue and operating results of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are excluded from the net revenue and operating results of our consolidated company and our consolidated MedCath Partners division. Our minority interest in the results of operations for the periods discussed for these entities is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting.
     During the fourth quarter of fiscal 2006, we sold our equity interest in Tucson Heart Hospital and we decided to seek to dispose of our interest in Heart Hospital of Lafayette and entered into a confidentiality and exclusivity agreement with a potential buyer. Accordingly, for all periods presented, the results of operations for these two hospitals have been excluded from continuing operations and are reported in loss from discontinued operations, net of taxes.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended December 31,
Division	2006	2005
Hospital	92.4%	91.8%
MedCath Partners	7.3%	7.7%
Corporate and other	0.3%	0.5%

Net Revenue	100.0%	100.0%

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

	Three Months Ended December 31,
Payor	2006	2005
Medicare	42.7%	45.6%
Medicaid	4.8%	5.3%
Commercial and other, including self-pay	52.5%	49.1%

Total consolidated net revenue	100.0%	100.0%

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
     The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect our business. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program for Centers for Medicare and Medicaid Services (CMS). Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a possibility that recorded estimates will change by a material amount in the near term.
Results of Operations
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
			Increase / Decrease		% of Net Revenue
	2006	2005	$	%	2006	2005
		(in thousands)
Net revenue	$175,549	$163,613	$11,936	7.3%	100.0%	100.0%
Operating expenses:
Personnel expense	57,175	52,493	4,682	8.9%	32.6%	32.1%
Medical supplies expense	48,170	46,194	1,976	4.3%	27.4%	28.2%
Bad debt expense	13,831	13,055	776	5.9%	7.9%	8.0%
Other operating expenses	36,465	35,789	676	1.9%	20.8%	21.9%
Depreciation	8,869	8,557	312	3.6%	5.1%	5.2%
Amortization	252	252	—	—	0.1%	0.1%
Loss on disposal of property, equipment and other assets	57	97	(40)	(41.2)%	—	0.1%

Total operating expenses	164,819	156,437	8,382	5.4%	93.9%	95.6%

Income from operations	10,730	7,176	3,554	49.5%	6.1%	4.4%
Other income (expenses):
Interest expense	(7,458)	(7,921)	463	5.8%	(4.2)%	(4.9)%
Loss on early extinguishment of debt	(4,480)	(1,006)	(3,474)	(345.3)%	(2.6)%	(0.6)%
Interest and other income, net	2,725	1,397	1,328	95.1%	1.6%	0.9%
Equity in net earnings of unconsolidated affiliates	1,438	1,065	373	35.0%	0.8%	0.7%

Total other expenses, net	(7,775)	(6,465)	(1,310)	(20.3)%	(4.4)%	(3.9)%

Income from continuing operations before minority interest, income taxes and discontinued operations	2,955	711	2,244	315.6%	1.7%	0.5%
Minority interest share of earnings of consolidated subsidiaries	(2,480)	(2,818)	338	12.0%	(1.4)%	(1.7)%

Income (loss) from continuing operations before income taxes and discontinued operations	475	(2,107)	2,582	122.5%	0.3%	(1.2)%
Income tax expense (benefit)	221	(842)	1,063	126.2%	0.1%	(0.5)%

Income (loss) from continuing operations	254	(1,265)	1,519	120.1%	0.2%	(0.7)%
Loss from discontinued operations, net of taxes	(5,150)	(68)	(5,082)	(7473.5)%	(2.9)%	—

Net loss	$(4,896)	$(1,333)	$(3,563)	267.3%	(2.7)%	(0.7)%

The following table presents selected operating data on a consolidated basis for the periods indicated:

	Three Months Ended December 31,
	2006	2005	% Change
Selected Operating Data (a):
Number of hospitals	9	9
Licensed beds (b)	580	580
Staffed and available beds (c)	563	578
Admissions (d)	9,730	9,905	(1.8)%
Adjusted admissions (e)	13,345	12,899	3.5%
Patient days (f)	34,089	33,282	2.4%
Adjusted patient days (g)	46,520	43,215	7.6%
Average length of stay (days) (h)	3.50	3.36	4.2%
Occupancy (i)	65.8%	62.6%
Inpatient catheterization procedures	4,858	4,935	(1.6)%
Inpatient surgical procedures	2,516	2,517	(0.0)%
Hospital net revenue	$161,058	$149,414	7.8%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.
     Net Revenue. Net revenue increased 7.3% or $11.9 million to $175.5 million for the first quarter of fiscal 2007, from $163.6 million for the first quarter of fiscal 2006. Our same facility hospitals accounted for $11.6 million of the net revenue increase. Adjusted admissions increased 3.5% and revenue per adjusted admission increased 4.2% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Furthermore, net revenue was positively impacted by a higher case mix index (CMI) for the first quarter of fiscal 2007 compared to the prior period. The increase in CMI was due in part to the higher number of open heart surgeries, which were up 7.1% during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 and in part due to the companywide focus on improving the revenue cycle process at our facilities. This increase in net revenue was partially offset by a reduction in overall drug eluting stent inpatient revenue due to a decrease in the number of inpatient drug eluting stent procedures performed during the first quarter of fiscal 2007. During the first quarter of fiscal 2007, we also experienced an increase in the number of drug eluting procedures performed on an outpatient basis as well as a shift from drug eluting procedures to bare metal procedures. Both outpatient reimbursement and bare metal stent reimbursement are less than inpatient drug eluting stent reimbursement.
     We have also seen a shift of revenue from Medicare to commercial and other payors, which is favorable to us in certain of our markets. Net revenue was negatively impacted during the first quarter of fiscal 2006 due to the temporary suspension of procedures and admissions at Arizona Heart Hospital as a result of water damage incurred from a fire at the facility during the period. As discussed in Note 8 – Contingencies and Commitments, we have recorded a $2.7 million reduction in net revenue for a portion of certain federal healthcare billings reimbursed in prior years.
     Personnel expense. Personnel expense increased 8.9% to $57.2 million for the first quarter of fiscal 2007 from $52.5 million for the first quarter of fiscal 2006. As a percentage of net revenue, personnel expense increased slightly to 32.6% from 32.1% for the prior comparable period. The $4.7 million increase in personnel expense was principally incurred in the hospital division. The growth in personnel expense was primarily attributable to cost of living adjustments given to employees during the first quarter of fiscal 2007. Further, the temporary suspension of procedures and admissions at Arizona Heart Hospital as a result of water damage incurred from a fire at the facility had a direct impact in the reduction of personnel expenses for the first quarter of fiscal 2006.
     The remaining increase in personnel expense can be mainly attributed to the increase in share-based compensation expense recognized as a result of our adoption on October 1, 2005, of Statement of Financial Accounting Standards (SFAS) No. 123-R (revised 2004), Share-Based Payment (SFAS No. 123-R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Using this methodology, $1.0 million was recognized during the first quarter of fiscal 2007 and $0.4 million was recognized during the first quarter of fiscal 2006.
     Medical supplies expense. Medical supplies expense increased 4.3% to $48.2 million for the first quarter of fiscal 2007 from $46.2 million for the first quarter of fiscal 2006. Although the number of surgical and catheterization procedures was consistent with that of the prior comparable period, during the first quarter of fiscal 2007, procedures were disproportionately comprised of cardiac procedures that use high-cost medical devices and supplies such as pacemaker implants. During the first quarter of fiscal 2007, we experienced a 24.8% increase in the number of implanted pacemakers compared to the first quarter of fiscal 2006.
     Bad debt expense. Our hospitals have been impacted by changes in commercial health insurance benefits which have contributed to an increase in both the number of uninsured and, as co-pay and co-insurance amounts have increased, the number of underinsured patients seeking health care. In addition, we have experienced an increase in the number of self-pay patients in several of our markets in the first quarter of fiscal 2007. Self-pay patients represented 9.1% of hospital division net revenue in the first quarter of fiscal 2007 compared to 7.3% for the first quarter of fiscal 2006. As a result, bad debt expense increased 5.9% to $13.8 million for the first quarter of fiscal 2007 from $13.1 million for the first quarter of fiscal 2006. As a percentage of net revenue, bad debt expense was 7.9% for the first quarter of fiscal 2007 as compared to 8.0% for the first quarter of fiscal 2006. We continue to focus on initiatives that have contributed to the reduction in bad debt as a percentage of net revenue. These initiatives include the improvement of our registration process to more timely and accurately identify patients eligible for third party benefits.
     Other operating expenses. Other operating expenses increased 1.9% to $36.5 million for the three months ended December 31, 2006 from $35.8 million for the three months ended December 31, 2005. This increase is primarily due to the temporary suspension of procedures and admissions at Arizona Heart Hospital as a result of water damage incurred from a fire at the facility for the first quarter of fiscal 2006. In addition, the increase can be attributed to increased maintenance costs in our hospital division as machinery warranties have expired at several of our facilities. As a percentage of net revenue, other operating expenses decreased to 20.8% for the first quarter of fiscal 2007 from 21.9% for the same period in fiscal 2006.

     Interest expense. Interest expense decreased 5.8% to $7.5 million for the first quarter of fiscal 2007 compared to $7.9 million for the first quarter of fiscal 2006. This $0.4 million decrease is primarily due to the overall reduction in our outstanding debt as we repurchased approximately $36.2 million of our senior notes and repaid $21.2 million of our REIT loan at one of our facilities during the three months ended December 31, 2006.
     Loss on early extinguishment of debt. Loss on early extinguishment of debt increased to $4.5 million for the three months ended December 31, 2006 from $1.0 million for the three months ended December 31, 2005. During the first quarter of fiscal 2007, this loss was comprised of a $3.5 million repurchase premium related to the prepayment of a portion of our senior notes in December 2006. Further, we expensed approximately $1.0 million of deferred loan acquisition costs related to this prepayment. During the first quarter of fiscal 2006, we expensed approximately $1.0 million of deferred loan acquisition costs related to the prepayment of $58.0 million of the outstanding balance of our term loan.
     Interest and other income, net. Interest and other income, net increased to $2.7 million for the first quarter of fiscal 2007 from $1.4 million for the first quarter of fiscal 2006. This $1.3 million increase is mainly attributable to interest earned on available cash and cash equivalents as our cash position increased by approximately $40.1 million from the prior comparable period. The increase in the Company’s cash position resulted from positive operating cash flow, proceeds from the divestiture of Tucson Heart Hospital, and retention of net proceeds from our secondary public offering prior to the repurchase of our senior notes.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased to $1.4 million in the first quarter of fiscal 2007 from $1.1 million in the first quarter of 2006. The majority of the increase is attributable to growth in earnings at the one hospital in which we hold less than a 50% interest, with the remainder being attributable to growth in earnings in various MedCath Partners diagnostic entities in which we hold less than a 50% interest.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries was $2.5 million for the first quarter of fiscal 2007 as compared to $2.8 million for the first quarter of fiscal 2006. This $0.3 million decrease was primarily due to the net decrease in earnings of certain of our established hospitals and MedCath Partners ventures which were allocated to our minority partners on a pro rata basis. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of December 31, 2006, we had remaining cumulative disproportionate loss allocations of approximately $25.8 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses depending on the results of operations of facilities with minority ownership interests. We could also be required to recognize disproportionate losses at our other facilities not currently in a disproportionate allocation position depending on their results of operations in future periods. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see “Critical Accounting Policies ” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     Income tax expense. Income tax expense was $0.2 million for the first quarter of fiscal 2007 compared to an income tax benefit of $0.8 million for the first quarter of fiscal 2006, which represents an effective tax rate of approximately 46.5% and 40.0%, respectively. The overall change in the income tax rate is a result of the grant of incentive stock options during the quarter .
     Loss from discontinued operations. During the fourth quarter of fiscal 2006, we sold our equity interest in Tucson Heart Hospital, and we decided to seek to dispose of our interest in Heart Hospital of Lafayette and we entered into a confidentiality and exclusivity agreement with a potential buyer. Accordingly, these hospitals are accounted for as discontinued operations.
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144), the Company evaluated the carrying value of the long-lived assets related to Heart Hospital of Lafayette and determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded in accordance with SFAS No. 144.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital was $205.8 million at December 31, 2006 and $197.3 million at September 30, 2006. The increase of $8.5 million in working capital primarily resulted from a decrease in the current portion of long-term debt and obligations under capital leases of $22.2 million combined with a decrease in accounts payable and accrued liabilities, both of which were partially offset by a decrease in cash and cash equivalents. The changes in accounts payable and accrued liabilities were driven by overall operations, as further described below. The decrease in the current portion of long-term debt and obligations under capital leases is primarily the result of the payment of $21.2 million to pay off the REIT loan at one of our facilities. This REIT loan matured in December 2006; therefore, the entire balance was considered current at September 30, 2006.
     The cash provided by operating activities of continuing operations was $9.9 million and $12.2 million for the first three months of fiscal 2007 and 2006, respectively. While our cash provided by operating activities from continuing operations was relatively unchanged period to period, our overall days of net revenue in receivables declined to 48 days in the first three months of fiscal 2007 from 46 days in the first three months of fiscal 2006, which reduced our cash flow from operations and is reflective of the overall shift in payor mix to a higher percentage of self-pay and commercial payors during the current period.
     Our investing activities from continuing operations used net cash of $3.1 million for the first three months of fiscal 2007 compared to net cash used of $8.9 million for the first three months of fiscal 2006. The cash used by investing activities in the first three months of fiscal 2007 and 2006 was primarily for capital expenditures for the comparable periods.
     Our financing activities used net cash of $25.2 million for the first three months of fiscal 2007 compared to net cash used of $8.4 million for the first three months of fiscal 2006. The $25.2 million of net cash used for financing activities for the first three months of fiscal 2007 is primarily a result of distributions to minority partners and the scheduled repayments of long-term debt and obligations under capital leases, including a payment of $21.2 million to pay off one of our facility’s REIT loans, which matured in December 2006. Further, during the three months ended December 31, 2006, we completed a secondary public offering in which we sold an additional 1.7 million shares of common stock. The proceeds from this offering were used to prepay $36.2 million of our senior notes. The $8.4 million of net cash used for financing activities for the first three months of fiscal 2006 is a result of distributions to minority partners and the scheduled repayments of long-term debt and obligations under capital leases combined with the receipt of $58.3 million of funds, net of loan acquisition costs, through the issuance of long-term debt at Harlingen Medical Center, the proceeds of which were used to prepay a portion of our term loan. In January 2007, we prepaid $39.9 million of our term loan by reducing our cash balances.
     Capital Expenditures. Expenditures for property and equipment for the first three months of fiscal years 2007 and 2006 were $3.5 million and $8.2 million, respectively. For both periods, our capital expenditures were principally focused on improvements to and expansion of existing facilities. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
     Obligations and Availability of Financing. At December 31, 2006, we had $266.2 million of outstanding debt, $16.9 million of which was classified as current. Of the outstanding debt, $102.0 million was outstanding under our 9 7/8% senior notes, $39.9 million was outstanding under our senior secured credit facility and $122.5 million was outstanding to lenders to our hospitals. The remaining $1.8 million of debt was outstanding to lenders for MedCath Partners diagnostic services under capital leases and other miscellaneous indebtedness. No amounts were outstanding to lenders under our $100.0 million revolving credit facility at December 31, 2006. At the same date, however, we had letters of credit outstanding of $2.3 million, which reduced our availability under this facility to $97.7 million.
     During the first quarter of fiscal 2007, we sold 1.7 million shares of common stock to the public. The $39.7 million in net proceeds from this offering were used to repurchase approximately $36.2 million of our outstanding senior notes and to pay approximately $3.5 million of associated premiums and expenses associated with the note repurchase.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At December 31, 2006, the Company was in violation of a financial covenant under a $9.4 million equipment loan to Heart Hospital of Lafayette, which is guaranteed by MedCath. Heart Hospital of Lafayette is classified as a discontinued operation. Accordingly, the total outstanding balance of this loan has been included in the current liabilities of discontinued operations on the balance sheet as of December 31, 2006. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at December 31, 2006.
     At December 31, 2006, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
     We believe that internally generated cash flows and available borrowings under our senior secured credit facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
     Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of December 31, 2006 was $259.2 million.
     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 7 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 3 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 6.31% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at December 31, 2006 was 7.56%.

     We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.
     We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we typically sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of December 31, 2006 and September 30, 2006, we held $70.2 million and $55.5 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.
Forward Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and Forward Looking Statements” in our Annual Report on Form 10-K for the year ended September 30, 2006, before making an investment decision with respect to our common stock. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com .
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
     Three of our consolidated hospitals entered into fixed interest rate swaps during previous fiscal years; all of these swaps expired during fiscal 2006.
     Our primary market risk exposure relates to interest rate risk exposure through that portion of our borrowings that bear interest based on variable rates. Our debt obligations at December 31, 2006 include approximately $52.0 million of variable rate debt at an approximate average interest rate of 8.20%. A one hundred basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.1 million for the three months ended December 31, 2006.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     No change in the Company’s internal control over financial reporting was made during the most recent fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. See Note 8 — Contingencies and Commitments to the consolidated financial statements.
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
Item 6. Exhibits

Exhibit
No.	Description
10.67	Amendment Agreement by and between MedCath Corporation and James E. Harris dated December 5, 2006

10.68	Amendment Agreement by and between MedCath Corporation and Joan McCanless dated December 5, 2006

10.69	Amendment Agreement by and between MedCath Corporation and Thomas K. Hearn dated December 5, 2006

10.70	Amendment Agreement by and between MedCath Corporation and O. Edwin French dated December 5, 2006

10.71	Amendment Agreement by and between MedCath Corporation and Phil Mazzuca dated December 5, 2006

10.72	Amendment No. 1 to the MedCath Corporation 2006 Stock Option and Award Plan dated December 5, 2006

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION
Dated: February 8, 2007	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

By:	/s/ JAMES E. HARRIS
James E. Harris
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President — Controller (principal accounting officer)