Form 10-Q
period 2007-03-31
MEDCATH CORP
filed 2007-05-10
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
As of April 30, 2007, there were 21,203,344 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	September 30,
	2007	2006
Current assets:
Cash and cash equivalents	$129,185	$193,654
Accounts receivable, net	102,042	93,584
Medical supplies	18,371	19,761
Deferred income tax assets	11,821	11,998
Prepaid expenses and other current assets	7,677	7,039
Current assets of discontinued operations	8,599	6,940

Total current assets	277,695	332,976
Property and equipment, net	330,550	338,152
Investments in affiliates	7,321	7,803
Goodwill	62,740	62,490
Other intangible assets, net	6,702	7,082
Other assets	8,778	10,662
Long-term assets of discontinued operations	21,955	26,684

Total assets	$715,741	$785,849

Current liabilities:
Accounts payable	$39,458	$38,748
Income tax payable	2,793	1,207
Accrued compensation and benefits	22,358	22,801
Other accrued liabilities	15,061	19,172
Current portion of long-term debt and obligations under capital leases	4,487	39,093
Current liabilities of discontinued operations	12,207	14,680

Total current liabilities	96,364	135,701
Long-term debt	207,839	285,067
Obligations under capital leases	1,591	1,552
Deferred income tax liabilities	19,752	19,752
Other long-term obligations	299	309

Total liabilities	325,845	442,381

Minority interest in equity of consolidated subsidiaries	21,821	25,808

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,201,744 issued and 21,132,844 outstanding at March 31, 2007; 19,159,998 issued and 19,091,098 outstanding at September 30, 2006	212	192
Paid-in capital	440,303	391,261
Accumulated deficit	(71,994)	(73,348)
Accumulated other comprehensive loss	(52)	(51)
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	368,075	317,660

Total liabilities and stockholders’ equity	$715,741	$785,849

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net revenue	$192,491	$183,270	$368,040	$346,883
Operating expenses:
Personnel expense	61,356	65,023	118,531	117,516
Medical supplies expense	50,649	51,671	98,819	97,865
Bad debt expense	15,445	15,555	29,276	28,610
Other operating expenses	37,323	35,385	73,788	71,173
Depreciation	8,772	8,647	17,641	17,205
Amortization	127	252	379	504
Loss (gain) on disposal of property, equipment and other assets	802	(38)	859	59

Total operating expenses	174,474	176,495	339,293	332,932

Income from operations	18,017	6,775	28,747	13,951
Other income (expenses):
Interest expense	(5,768)	(8,384)	(13,226)	(16,305)
Loss on early extinguishment of debt	(662)	(364)	(5,142)	(1,370)
Interest and other income, net	1,808	1,336	4,533	2,733
Equity in net earnings of unconsolidated affiliates	1,482	1,410	2,920	2,475

Total other expenses, net	(3,140)	(6,002)	(10,915)	(12,467)

Income from continuing operations before minority interest, income taxes and discontinued operations	14,877	773	17,832	1,484
Minority interest share of earnings of consolidated subsidiaries	(3,960)	(4,790)	(6,440)	(7,608)

Income (loss) from continuing operations before income taxes and discontinued operations	10,917	(4,017)	11,392	(6,124)
Income tax expense (benefit)	5,106	(1,609)	5,327	(2,451)

Income (loss) from continuing operations	5,811	(2,408)	6,065	(3,673)
Income (loss) from discontinued operations, net of taxes	439	468	(4,711)	400

Net income (loss)	$6,250	$(1,940)	$1,354	$(3,273)

Earnings (loss) per share, basic
Continuing operations	$0.28	$(0.13)	$0.30	$(0.20)
Discontinued operations	0.02	0.03	(0.23)	0.02

Earnings (loss) per share, basic	$0.30	$(0.10)	$0.07	$(0.18)

Earnings (loss) per share, diluted
Continuing operations	$0.27	$(0.13)	$0.29	$(0.20)
Discontinued operations	0.02	0.03	(0.23)	0.02

Earnings (loss) per share, diluted	$0.29	$(0.10)	$0.06	$(0.18)

Weighted average number of shares, basic	21,019	18,618	20,568	18,559
Dilutive effect of stock options and restricted stock	625	—	634	—

Weighted average number of shares, diluted	21,644	18,618	21,202	18,559

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Total
Balance, September 30, 2006	19,091	$192	$391,261	$(73,348)	$(51)	69	$(394)	$317,660
Exercise of stock options, including income tax benefit	342	3	6,252	—	—	—	—	6,255
Secondary public offering	1,700	17	39,641					39,658
Share-based compensation expense	—	—	3,149	—	—	—	—	3,149
Comprehensive income:
Net income	—	—	—	1,354	—	—	—	1,354
Change in fair value of interest rate swap, net of income tax benefit	—	—	—	—	(1)	—	—	(1)

Total comprehensive income								1,353

Balance, March 31, 2007	21,133	$212	$440,303	$(71,994)	$(52)	69	$(394)	$368,075

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2007	2006
Net income (loss)	$1,354	$(3,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of taxes	4,711	(400)
Bad debt expense	29,276	28,610
Depreciation	17,641	17,205
Amortization	379	504
Excess income tax benefit on exercised stock options	(1,661)	(340)
Loss on disposal of property, equipment and other assets	859	59
Share-based compensation expense	3,149	10,623
Amortization of loan acquisition costs	2,121	2,146
Equity in earnings of unconsolidated affiliates, net of dividends received	478	348
Minority interest share of earnings of consolidated subsidiaries	6,440	7,608
Change in fair value of interest rate swaps	—	(136)
Deferred income taxes	2,309	(3,358)
Change in assets and liabilities that relate to operations:
Accounts receivable	(37,734)	(36,048)
Medical supplies	1,390	(1,257)
Prepaids and other assets	(874)	(1,202)
Accounts payable and accrued liabilities	(2,687)	3,782

Net cash provided by operating activities of continuing operations	27,151	24,871
Net cash provided by (used in) operating activities of discontinued operations	(4,805)	1,247

Net cash provided by operating activities	22,346	26,118

Investing activities:
Purchases of property and equipment	(10,360)	(16,690)
Proceeds from sale of property and equipment	671	304

Net cash used in investing activities of continuing operations	(9,689)	(16,386)
Net cash provided by (used in) investing activities of discontinued operations	658	(1,073)

Net cash used in investing activities	(9,031)	(17,459)

Financing activities:
Proceeds from issuance of long-term debt	—	60,000
Repayments of long-term debt	(111,606)	(72,690)
Repayments of obligations under capital leases	(981)	(1,100)
Payments of loan acquisition costs	—	(1,879)
Distributions to minority partners	(10,581)	(9,795)
Repayments from minority partners, net	154	610
Proceeds from issuance of common stock, net	39,658	—
Excess income tax benefit on exercised stock options	1,661	340
Proceeds from exercised stock options	4,594	1,514

Net cash used in financing activities of continuing operations	(77,101)	(23,000)
Net cash used in financing activities of discontinued operations	(683)	(1,178)

Net cash used in financing activities	(77,784)	(24,178)

Net decrease in cash and cash equivalents	(64,469)	(15,519)
Cash and cash equivalents:
Beginning of period	193,654	140,172

End of period	$129,185	$124,653

Supplemental schedule of noncash investing and financing activities:
Increase in accrual for purchases of property and equipment	$427	$—
Capital expenditures financed by capital leases	$782	$1,156
See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share data)
1. Business and Organization
     MedCath Corporation (the Company) primarily focuses on the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the hospital division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of March 31, 2007, the Company owned and operated eleven hospitals, together with its physician partners, who own an equity interest in the hospitals where they practice. The Company’s existing hospitals had a total of 667 licensed beds, of which 646 were staffed and available, and were located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
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
2. Summary of Significant Accounting Policies
     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of March 31, 2007 and for the three and six months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2007 or future fiscal periods.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. During the six months ended March 31, 2007, the Company has not made any material changes in the selection or application of its critical accounting policies as set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     Restatements and Reclassifications – In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), hospitals sold or classified as held for sale are required to be reported as discontinued operations. During fiscal 2006, the Company completed the sale of its equity interest in Tucson Heart Hospital and decided to seek to dispose of its interest in Heart Hospital of Lafayette and entered into a confidentiality and exclusivity agreement with a potential buyer, therefore classifying the hospital as held for sale. In February 2007, the Company and a group of local physicians and investors entered into a letter of intent, subject to the fulfillment of certain conditions, including the physicians’ and investors’ sufficient arrangement of financing, which will result in the local group acquiring the Company’s interest in Heart Hospital of Lafayette and therefore owning 100% of the heart hospital. In accordance with the provisions of SFAS No. 144, the results of operations of these hospitals for the three and six months ended March 31, 2007 and 2006 are reported as discontinued operations. Many of the provisions of SFAS No. 144 involve judgment in determining whether a hospital will be reported as continuing or discontinued operations. Such judgments include whether a hospital will be sold, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods the Company determines that a hospital should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of operations are reclassified in order to reflect the current classification.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The Company evaluated the carrying value of the long lived assets related to Heart Hospital of Lafayette at December 31, 2006 and March 31, 2007. At December 31, 2006, it was determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded in accordance with SFAS No. 144 during the first quarter of fiscal 2007 and is included in loss from discontinued operations in the consolidated statement of operations for the six months ended March 31, 2007. As of March 31, 2007, it was determined that the carrying value approximated fair value and no further impairment was necessary.
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
     Share-Based Compensation - On October 1, 2005, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payment (SFAS No. 123-R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123-R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to expense the value of the portion of the award that is ultimately expected to vest over the requisite service period in the Company’s statement of operations. On September 30, 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees with the condition that the optionee enter into a sale restriction agreement which provides that if the optionee exercises a stock option prior to its originally scheduled vesting date while employed by the Company, the optionee will be prohibited from selling the share of stock acquired upon exercise of the option until the date the option would have become vested had it not been accelerated. All new stock options granted since September 30, 2005 have immediate vesting with the same sale restriction. As a result, share-based compensation is recorded on the option grant date.
     The Company adopted SFAS No. 123-R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and six months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123-R.
     On November 10, 2005, the FASB issued Staff Position No. 123-R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides a simplified alternative method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123-R. We have elected to follow the provisions of Staff Position No. 123-R-3.
     As required under SFAS No. 123-R in calculating the share-based compensation expense for the three and six months ended March 31, 2007 and 2006, the fair value of each option grant was estimated on the date of grant. The Company used the Black-Scholes option pricing model with the range of weighted-average assumptions used for option grants noted in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and was determined based on an analysis of historical exercise and cancellation behavior. This analysis is updated December 31 of each year and at December 31, 2006 the analysis illustrated a change in the range of expected life for subsequent grants, which is reflected in the table below. The risk-free interest rate is based on the US Treasury yield curve in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
Expected life	5-8 years	6-8 years	5-8 years	6-8 years
Risk- free interest rate	4.48 - 4.86%	4.31% - 4.79%	4.44% - 4.86%	4.26% - 4.79%
Expected volatility	39%	40% - 44%	39%	40% - 44%
     Goodwill and Long-Lived Assets — Goodwill represents acquisition costs in excess of the fair value of net identifiable tangible and intangible assets of businesses purchased. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company evaluates goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. In accordance with SFAS No. 144, long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The determination of whether or not goodwill and/or long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
amounts of intangible assets.
3. Discontinued Operations
     During September 2006, the Company decided to seek to dispose of its interest in Heart Hospital of Lafayette (HHLf) and entered into a confidentiality and exclusivity agreement with a potential buyer. In February 2007, the Company and a group of local physicians and investors entered into a letter of intent, subject to the fulfillment of certain conditions, including the physicians’ and investors’ arrangement of sufficient financing, which will result in the local group acquiring the Company’s interest in HHLf and therefore owning 100% of the heart hospital. Pursuant to the provisions of SFAS No. 144, the consolidated financial statements for the three and six months ended March 31, 2007 and 2006 have been restated to give effect to HHLf as a discontinued operation.
     At March 31, 2007, the Company was in violation of a financial covenant under a $9.1 million equipment loan to HHLf, which is guaranteed by MedCath, and which is classified as a discontinued operation, and anticipates continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the consolidated balance sheet as of March 31, 2007.
     On August 31, 2006, the Company completed the divestiture of its equity interest in Tucson Heart Hospital (THH) to Carondelet Health Network. Pursuant to the terms of the transaction, Carondelet Health Network acquired MedCath’s 59% ownership interest in THH and the hospital repaid all secured debt owed to MedCath. Total proceeds received by MedCath were $40.7 million. The consolidated financial statements for the three and six months ended March 31, 2006 have been restated to give effect to THH as a discontinued operation.
     The results of operations of HHLf and THH, excluding intercompany interest expense, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net revenue	$8,994	$25,263	$16,730	$46,770
Impairment of goodwill and long-lived assets	—	—	(4,100)	—
Operating expenses	(8,690)	(24,375)	(16,682)	(45,875)

Income (loss) from operations	304	888	(4,052)	895
Other income (expenses), net	114	(108)	(76)	(228)

Income (loss) before income taxes	418	780	(4,128)	667
Income tax expense (benefit)	(21)	312	583	267

Net income (loss)	$439	$468	$(4,711)	$400

     The principal balance sheet items of HHLf including allocated goodwill and excluding intercompany debt, are as follows:

	March 31,	September 30,
	2007	2006
Cash and cash equivalents	$2,371	$721
Accounts receivable, net	4,843	4,967
Other current assets	1,385	1,252

Current assets	$8,599	$6,940

Property and equipment, net	$21,558	$22,636
Investments in affiliates	242	817
Goodwill	—	3,050
Other assets	155	181

Long-term assets	$21,955	$26,684

Accounts payable	$1,780	$3,721
Accrued liabilities	1,301	1,151
Current portion of long-term debt and obligations under capital leases	9,126	9,808

Current liabilities	$12,207	$14,680

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	March 31,	September 30,
	2007	2006
Receivables, principally from patients and third-party payors	$155,177	$111,765
Receivables, principally from billings to hospitals for various cardiovascular procedures	4,110	4,218
Amounts due under management contracts	2,789	4,651
Other	4,494	2,355

	166,570	122,989
Less allowance for doubtful accounts	(64,528)	(29,405)

Accounts receivable, net	$102,042	$93,584

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
     The following represents summarized financial information of Avera Heart Hospital of South Dakota:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net revenue	$17,171	$15,905	$34,490	$31,251
Income from operations	$4,441	$4,032	$8,918	$7,511
Net income	$4,163	$3,830	$8,347	$6,843

	March 31,	September 30,
	2007	2006
Current assets	$17,026	$19,219
Long-term assets	$33,329	$33,868
Current liabilities	$8,103	$7,825
Long-term liabilities	$21,725	$23,176
6. Long-term Debt
     Long-term debt consists of the following:

	March 31,	September 30,
	2007	2006
Senior Notes	$101,961	$138,135
Notes payable to various lenders	108,820	144,196
Senior Secured Credit Facility	—	40,045

	210,781	322,376
Less current portion	(2,942)	(37,309)

Long-term debt	$207,839	$285,067

     During the six months ended March 31, 2007, the Company entered into the following transactions:
     Senior Notes – The Company repurchased $36.2 million of its outstanding senior notes using the proceeds from the Company’s secondary public offering, which was declared effective by the Securities and Exchange Commission on November 6, 2006. The Company incurred a repurchase premium of $3.5 million and approximately $1.0 million in write-off of deferred loan acquisition costs in connection with the repurchase. These costs are reported as a loss on early extinguishment of debt in the consolidated

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
statement of operations for the six months ending March 31, 2007.
     Notes Payable to Various Lenders — During March 2007, the Company paid off $11.1 million of equipment debt outstanding at one of its hospitals. Due to the early prepayment, the Company wrote off approximately $38,000 of deferred loan acquisition costs and incurred approximately $112,000 in early prepayment fees. These costs are reported as a loss on early extinguishment of debt in the consolidated statement of operations for the three and six months ending March 31, 2007. Further, one of the Company’s real estate investment trust loans matured in December 2006 and, accordingly, the outstanding balance of $21.2 million was paid.
     Senior Secured Credit Facility – During January 2007, the Company paid off its outstanding $39.9 million senior secured credit facility. In connection with the early repayment, the Company wrote off approximately $0.5 million in deferred loan acquisition costs. These costs are reported as a loss on early extinguishment of debt in the consolidated statement of operations for the three and six months ending March 31, 2007.
     Debt Covenants — At March 31, 2007, the Company was in violation of a financial covenant under a $9.1 million equipment loan to Heart Hospital of Lafayette, which is guaranteed by MedCath, and which is classified as a discontinued operation, and anticipates continuing to be in violation of this covenant in future periods. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the consolidated balance sheet as of March 31, 2007. The Company was in compliance with all other covenants in the instruments governing its outstanding debt as of March 31, 2007.
7. Liability Insurance Coverage
     During June 2005, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. During June 2006, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. At both June 2005 and June 2006, the Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division.
     Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of the retained liability applicable to each malpractice claim. As of March 31, 2007 and September 30, 2006, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.5 million and $5.9 million, respectively, which is included in current liabilities on the consolidated balance sheets.
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
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through March 31, 2007. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.
     The U.S. Department of Justice, or DOJ, is conducting an investigation of a clinical trial conducted at one of our hospitals. The investigation concerns alleged improper federal healthcare program billings from 1998-2002 because certain endoluminal graft devices were implanted either without an approved investigational device exception or outside of the approved protocol. Recently, the DOJ reached a settlement under the False Claims Act with the medical practice whose physicians conducted the clinical trial. The Company engaged outside counsel to conduct an internal review of the hospital’s monitoring of the clinical trial and, based upon the conclusions of that review, advised the DOJ in writing in May 2005 that management believes the hospital complied fully with applicable internal policy and federal requirements. The Company is engaged in ongoing discussions with the DOJ regarding the parties’ respective positions on any federal healthcare program claims arising from the clinical trial. The DOJ’s investigation could result in the imposition of material obligations and penalties against the hospital. Although the Company is not admitting any liability, and a claim has not been filed against the Company, the Company is interested in promptly resolving the matter through an administrative resolution. Accordingly, the Company has recorded a $5.8 million reduction in net revenue for the six month period ended March 31, 2007, to establish a reserve for repayment of a portion of Medicare reimbursement related to hospital inpatient

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
services provided to patients in 1998-2002 in accordance with SFAS No. 5, Accounting for Contingencies.
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
     Commitments — Some of the Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among others. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $4.5 million as of March 31, 2007. The Company would only be required to pay this maximum amount if none of the physician groups collected fees for services performed during the guarantee period.
9. Per Share Data
     The calculation of diluted earnings (loss) per share considers the potential dilutive effect of options to purchase 1,773,612 and 2,882,968 shares of common stock at prices ranging from $4.75 to $30.48, which were outstanding at March 31, 2007 and 2006, respectively, as well as 208,077 and 238,023 shares of restricted stock which were outstanding at March 31, 2007 and 2006, respectively. Of the outstanding stock options, 30,000 and 2,882,968 have not been included in the calculation of diluted earnings (loss) per share for the three and six months ended March 31, 2007 and 2006, respectively, because the options were anti-dilutive. The 238,023 shares of restricted stock have not been included in the calculation of diluted net earnings (loss) per share for the three and six months ended March 31, 2006, because the restricted stock was anti-dilutive.
10. Stock Compensation Plans
     Effective October 1, 2005, the Company adopted the MedCath Corporation 2006 Stock Option and Award Plan (the Stock Plan), which provides for the issuance of stock options, restricted stock and restricted stock units to employees of the Company. The Stock Plan is administered by the compensation committee of the board of directors, who has the authority to select the employees eligible to receive awards. This committee also has the authority under the Stock Plan to determine the types of awards, select the terms and conditions attached to all awards, and, subject to the limitation on individual awards in the Stock Plan, determine the number of shares to be awarded. At March 31, 2007, the maximum number of shares of common stock which can be issued through awards granted under the Stock Plan is 1,750,000. The Stock Plan will expire, and no awards may be granted thereunder, after September 30, 2015.
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
     Activity for the option plans was as follows:

	For the Three Months Ended
	March 31, 2007		March 31, 2006
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,848,909	$19.21	2,168,968	$14.06

Granted	151,000	28.52	830,000	21.75
Exercised	(139,747)	14.46	(84,650)	9.97
Cancelled	(86,550)	25.88	(31,350)	20.72

Outstanding stock options, end of period	1,773,612	$19.37	2,882,968	$16.33

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the Six Months Ended
	March 31, 2007		March 31, 2006
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	2,070,472	$18.80	2,409,618	$13.50

Granted	195,000	28.54	864,500	21.78
Exercised	(341,746)	13.35	(132,300)	10.65
Cancelled	(150,114)	23.34	(258,850)	11.11

Outstanding stock options, end of period	1,773,612	$19.37	2,882,968	$16.33

     The following table summarizes information for options outstanding and exercisable at March 31, 2007:

	Number	Weighted-
	Outstanding	Average	Weighted-
	and	Remaining	Average
Range of Prices	Exercisable	Life (years)	Exercise Price
$4.75 - 15.80	266,112	7.10	$12.28
15.91 - 18.26	126,500	8.67	16.21
19.00 - 20.19	279,500	3.26	19.04
21.49 - 21.49	500,000	8.90	21.49
21.66 - 22.50	320,000	9.01	22.45
23.65 - 27.71	167,500	9.15	26.61
27.80 - 30.24	74,000	9.58	29.41
30.35 - 30.48	40,000	9.90	30.38

$4.75 - 30.48	1,773,612	7.94	$19.37

     Under SFAS No. 123-R, share-based compensation expense recognized for the three and six months ended March 31, 2007 was $2.1 million and $3.1 million, respectively, which had the effect of decreasing net income by $1.2 million or $0.05 per basic and diluted share and $1.7 million or $0.08 per basic and diluted share for the respective periods. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the period as all such options vest immediately. The total intrinsic value of options exercised during the three and six months ended March 31, 2007 was $1.8 million and $4.6 million, respectively, and the total intrinsic value of options outstanding at March 31, 2007 was $12.0 million.
     During the fiscal year ended September 30, 2006, the Company granted to employees 270,836 shares of restricted stock, which vest at various dates through March 2009. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. Unamortized compensation expense related to restricted stock amounted to $2.6 million at March 31, 2007.
11. Reportable Segment Information
     The Company’s reportable segments consist of the hospital division and MedCath Partners division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net revenue:
Hospital Division	$179,026	$168,718	$341,249	$318,815
MedCath Partners Division	12,976	13,832	25,782	26,462
Corporate and other	489	720	1,009	1,606

Consolidated totals	$192,491	$183,270	$368,040	$346,883

Income (loss) from operations:
Hospital Division	$20,506	$16,981	$31,793	$25,840
MedCath Partners Division	2,308	3,404	4,895	5,883
Corporate and other	(4,797)	(13,610)	(7,941)	(17,772)

Consolidated totals	$18,017	$6,775	$28,747	$13,951

Depreciation and amortization:
Hospital Division	$7,369	$7,307	$14,817	$14,530
MedCath Partners Division	1,451	1,425	2,924	2,853
Corporate and other	79	167	279	326

Consolidated totals	$8,899	$8,899	$18,020	$17,709

Interest expense (income), net:
Hospital Division	$7,926	$8,903	$15,857	$17,364
MedCath Partners Division	(16)	14	(33)	40
Corporate and other	(3,944)	(1,486)	(6,946)	(2,434)

Consolidated totals	$3,966	$7,431	$8,878	$14,970

Capital expenditures:
Hospital Division	$5,336	$5,057	$8,156	$10,977
MedCath Partners Division	340	3,101	474	4,508
Corporate and other	1,203	287	1,730	1,205

Consolidated totals	$6,879	$8,445	$10,360	$16,690

	March 31,	September 30,
	2007	2006
Aggregate identifiable assets:
Hospital Division	$537,961	$541,013
MedCath Partners Division	36,955	40,626
Corporate and other	140,825	204,210

Consolidated totals	$715,741	$785,849

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
12. Secondary Public Offering
     An additional 1.7 million shares of the Company’s common stock were registered and sold to the public under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3 (File No. 333-137756) that was declared effective by the Securities and Exchange Commission on November 6, 2006. The net proceeds to the Company from the offering were approximately $39.7 million. The proceeds were used to repurchase $36.2 million of the Company’s outstanding 9 7/8 % senior notes due 2012 and pay approximately $3.5 million in premiums and expenses associated with the note repurchase.
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$116,593	$12,592	$—	$129,185
Accounts receivable, net	—	—	6,543	95,499	—	102,042
Other current assets	—	—	24,912	21,437	(8,480)	37,869
Current assets of discontinued operations	—	—	14,234	8,599	(14,234)	8,599

Total current assets	—	—	162,282	138,127	(22,714)	277,695
Property and equipment, net	—	—	21,331	309,219	—	330,550
Investments in subsidiaries	368,075	368,075	(9,539)	(62)	(726,549)	—
Goodwill	—	—	62,740	—	—	62,740
Intercompany notes receivable	—	—	232,578	—	(232,578)	—
Other long-term assets	—	—	17,587	5,214	—	22,801
Long-term assets of discontinued operations	—	—	18,065	21,955	(18,065)	21,955

Total assets	$368,075	$368,075	$505,044	$474,453	$(999,906)	$715,741

Current liabilities:
Accounts payable	$—	$—	$394	$39,064	$—	$39,458
Accrued compensation and benefits	—	—	6,422	15,936	—	22,358
Other current liabilities	—	—	7,258	19,076	(8,480)	17,854
Current portion of long-term debt and obligations under capital leases	—	—	700	3,787	—	4,487
Current liabilities of discontinued operations	—	—	—	26,441	(14,234)	12,207

Total current liabilities	—	—	14,774	104,304	(22,714)	96,364
Long-term debt	—	—	101,880	105,959	—	207,839
Obligations under capital leases	—	—	563	1,028	—	1,591
Intercompany notes payable	—	—	—	232,578	(232,578)	—
Deferred income tax liabilities	—	—	19,752	—	—	19,752
Other long- term obligations	—	—	—	299	—	299
Long-term liabilities of discontinued operations	—	—	—	18,065	(18,065)	—

Total liabilities	—	—	136,969	462,233	(273,357)	325,845
Minority interest in equity of consolidated subsidiaries	—	—	—	—	21,821	21,821
Total stockholders’ equity	368,075	368,075	368,075	12,220	(748,370)	368,075

Total liabilities and stockholders’ equity	$368,075	$368,075	$505,044	$474,453	$(999,906)	$715,741

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2006

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$177,972	$15,682	$—	$193,654
Accounts receivable, net	—	—	6,079	87,505	—	93,584
Other current assets	—	—	18,978	22,023	(2,203)	38,798
Current assets of discontinued operations	—	—	9,298	6,940	(9,298)	6,940

Total current assets	—	—	212,327	132,150	(11,501)	332,976
Property and equipment, net	—	—	22,929	315,223	—	338,152
Investments in subsidiaries	317,660	317,660	(2,760)	(62)	(632,498)	—
Goodwill	—	—	62,490	—	—	62,490
Intercompany notes receivable	—	—	196,768	—	(196,768)	—
Other long-term assets	—	—	20,406	5,141	—	25,547
Long-term assets of discontinued operations	—	—	21,337	23,634	(18,287)	26,684

Total assets	$317,660	$317,660	$533,497	$476,086	$(859,054)	$785,849

Current liabilities:
Accounts payable	$—	$—	$1,916	$36,832	$—	$38,748
Accrued compensation and benefits	—	—	7,745	15,056	—	22,801
Other current liabilities	—	—	6,534	16,047	(2,202)	20,379
Current portion of long-term debt and obligations under capital leases	—	—	1,311	37,782	—	39,093
Current liabilities of discontinued operations	—	—	—	23,979	(9,299)	14,680

Total current liabilities	—	—	17,506	129,696	(11,501)	135,701
Long-term debt	—	—	177,667	107,400	—	285,067
Obligations under capital leases	—	—	912	640	—	1,552
Intercompany notes payable	—	—	—	196,769	(196,769)	—
Deferred income tax liabilities	—	—	19,752	—	—	19,752
Other long-term obligations	—	—	—	309	—	309
Long-term liabilities of discontinued operations	—	—	—	18,287	(18,287)	—

Total liabilities	—	—	215,837	453,101	(226,557)	442,381
Minority interest in equity of consolidated subsidiaries	—	—	—	—	25,808	25,808
Total stockholders’ equity	317,660	317,660	317,660	22,985	(658,305)	317,660

Total liabilities and stockholders’ equity	$317,660	$317,660	$533,497	$476,086	$(859,054)	$785,849

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2007

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$7,683	$187,139	$(2,331)	$192,491
Total operating expenses	—	—	13,370	163,435	(2,331)	174,474

Income (loss) from operations	—	—	(5,687)	23,704	—	18,017
Interest expense	—	—	(3,189)	(2,579)	—	(5,768)
Loss on early extinguishment of debt	—	—	(512)	(150)	—	(662)
Interest and other income (expense), net	—	—	7,117	(5,309)	—	1,808
Equity in net earnings of unconsolidated affiliates	6,250	6,250	14,756	—	(25,774)	1,482

Income from continuing operations before minority interest, income taxes and discontinued operations	6,250	6,250	12,485	15,666	(25,774)	14,877
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(3,960)	(3,960)

Income from continuing operations before income taxes and discontinued operations	6,250	6,250	12,485	15,666	(29,734)	10,917
Income tax expense	—	—	5,106	—	—	5,106

Income from continuing operations	6,250	6,250	7,379	15,666	(29,734)	5,811
Income (loss) from discontinued operations, net of taxes	—	—	(1,129)	1,568	—	439

Net income	$6,250	$6,250	$6,250	$17,234	$(29,734)	$6,250

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$7,839	$177,640	$(2,209)	$183,270
Total operating expenses			21,981	156,723	(2,209)	176,495

Income (loss) from operations	—	—	(14,142)	20,917	—	6,775
Interest expense	—	—	(4,960)	(3,424)	—	(8,384)
Loss on early extinguishment of debt	—	—	(364)	—	—	(364)
Interest and other income (expense), net	—	—	6,768	(5,432)	—	1,336
Equity in net earnings of unconsolidated affiliates	(1,940)	(1,940)	9,097	—	(3,807)	1,410

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	(1,940)	(1,940)	(3,601)	12,061	(3,807)	773
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(4,790)	(4,790)

Income (loss) from continuing operations before income taxes and discontinued operations	(1,940)	(1,940)	(3,601)	12,061	(8,597)	(4,017)
Income tax benefit	—	—	(1,609)	—	—	(1,609)

Income (loss) from continuing operations	(1,940)	(1,940)	(1,992)	12,061	(8,597)	(2,408)
Income from discontinued operations, net of taxes	—	—	52	416	—	468

Net income (loss)	$(1,940)	$(1,940)	$(1,940)	$12,477	$(8,597)	$(1,940)

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended March 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$16,384	$356,281	$(4,625)	$368,040
Total operating expenses	—	—	25,191	318,727	(4,625)	339,293

Income (loss) from operations	—	—	(8,807)	37,554	—	28,747
Interest expense	—	—	(7,630)	(5,596)	—	(13,226)
Loss on early extinguishment of debt	—	—	(4,992)	(150)	—	(5,142)
Interest and other income (expense), net	—	—	14,690	(10,157)	—	4,533
Equity in net earnings of unconsolidated affiliates	1,354	1,354	17,725	—	(17,513)	2,920

Income before minority interest, income taxes and discontinued operations	1,354	1,354	10,986	21,651	(17,513)	17,832
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(6,440)	(6,440)

Income before income taxes and discontinued operations	1,354	1,354	10,986	21,651	(23,953)	11,392
Income tax expense	—	—	5,327	—	—	5,327

Income from continuing operations	1,354	1,354	5,659	21,651	(23,953)	6,065
Loss from discontinued operations, net of taxes	—	—	(4,305)	(406)	—	(4,711)

Net income	$1,354	$1,354	$1,354	$21,245	$(23,953)	$1,354

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$15,376	$335,855	$(4,348)	$346,883
Total operating expenses			34,358	302,922	(4,348)	332,932

Income (loss) from operations	—	—	(18,982)	32,933	—	13,951
Interest expense	—	—	(10,542)	(5,763)	—	(16,305)
Loss on early extinguishment of debt	—	—	(1,370)	—	—	(1,370)
Interest and other income (expense), net	—	—	14,257	(11,524)	—	2,733
Equity in net earnings of unconsolidated affiliates	(3,273)	(3,273)	10,486	—	(1,465)	2,475

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	(3,273)	(3,273)	(6,151)	15,646	(1,465)	1,484
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(7,608)	(7,608)

Income (loss) from continuing operations before income taxes and discontinued operations	(3,273)	(3,273)	(6,151)	15,646	(9,073)	(6,124)
Income tax benefit	—	—	(2,451)	—	—	(2,451)

Income (loss) from continuing operations	(3,273)	(3,273)	(3,700)	15,646	(9,073)	(3,673)
Income (loss) from discontinued operations, net of taxes	—	—	427	(27)	—	400

Net income (loss)	$(3,273)	$(3,273)	$(3,273)	$15,619	$(9,073)	$(3,273)

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 31, 2007

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$(13,976)	$36,322	$—	$22,346
Net cash provided by (used in) investing activities	(6,255)	19,244	(28,275)	6,255	(9,031)
Net cash provided by (used in) financing activities	6,255	(66,647)	(11,137)	(6,255)	(77,784)

Decrease in cash and cash equivalents	—	(61,379)	(3,090)	—	(64,469)
Cash and cash equivalents:
Beginning of period	—	177,972	15,682	—	193,654

End of period	$—	$116,593	$12,592	$—	$129,185

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 31, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$(3,505)	$29,623	$—	$26,118
Net cash provided by (used in) investing activities	(1,854)	14,462	(31,921)	1,854	(17,459)
Net cash provided by (used in) financing activities	1,854	(22,655)	(1,523)	(1,854)	(24,178)

Decrease in cash and cash equivalents	—	(11,698)	(3,821)	—	(15,519)
Cash and cash equivalents:
Beginning of period	—	122,829	17,343	—	140,172

End of period	$—	$111,131	$13,522	$—	$124,653

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
     In addition to our hospitals, we currently own and/or manage twenty-six cardiac diagnostic and therapeutic facilities. Eleven of these facilities are located at hospitals operated by other parties and one of these facilities is located at a hospital we own. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining fourteen facilities are not located at hospitals and offer only diagnostic procedures. Effective January 1, 2007, we renamed our diagnostic and therapeutic division to MedCath Partners.
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
     During the fourth quarter of fiscal 2006, we sold our equity interest in Tucson Heart Hospital and we decided to seek to dispose of our interest in Heart Hospital of Lafayette and entered into a confidentiality and exclusivity agreement with a potential buyer. In February 2007, we entered into a letter of intent with a group of local physicians and investors, subject to the fulfillment of certain conditions, including the physicians’ and investors’ arrangement of sufficient financing, which will result in the local group acquiring our interest in Heart Hospital of Lafayette and therefore owning 100% of the heart hospital. Accordingly, for all periods presented, the results of operations for these two hospitals have been excluded from continuing operations and are reported in income (loss) from discontinued operations, net of taxes.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended March 31,		Six Months Ended March 31,
Division	2007	2006	2007	2006
Hospital	93.0%	92.1%	92.7%	91.9%
MedCath Partners	6.7%	7.5%	7.0%	7.6%
Corporate and other	0.3%	0.4%	0.3%	0.5%

Net Revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended March 31,		Six Months Ended March 31,
Payor	2007	2006	2007	2006
Medicare	42.0%	46.8%	42.3%	46.2%
Medicaid	3.8%	4.2%	4.3%	4.7%
Commercial and other, including self-pay	54.2%	49.0%	53.4%	49.1%
Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%
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
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
			Increase / Decrease		% of Net Revenue
	2007	2006	$	%	2007	2006
	(in thousands)

Net revenue	$192,491	$183,270	$9,221	5.0%	100.0%	100.0%
Operating expenses:
Personnel expense	61,356	65,023	(3,667)	(5.6)%	31.9%	35.5%
Medical supplies expense	50,649	51,671	(1,022)	(2.0)%	26.3%	28.2%
Bad debt expense	15,445	15,555	(110)	(0.7)%	8.0%	8.5%
Other operating expenses	37,323	35,385	1,938	5.5%	19.4%	19.3%
Depreciation	8,772	8,647	125	1.4%	4.6%	4.7%
Amortization	127	252	(125)	(49.6)%	0.1%	0.1%
Loss (gain) on disposal of property, equipment and other assets	802	(38)	840	2210.5%	0.4%	—

Total operating expenses	174,474	176,495	(2,021)	(1.1)%	90.7%	96.3%

Income from operations	18,017	6,775	11,242	165.9%	9.3%	3.7%
Other income (expenses):
Interest expense	(5,768)	(8,384)	2,616	31.2%	(3.0)%	(4.6)%
Loss on early extinguishment of debt	(662)	(364)	(298)	(81.9)%	(0.3)%	(0.2)%
Interest and other income, net	1,808	1,336	472	35.3%	0.9%	0.7%
Equity in net earnings of unconsolidated affiliates	1,482	1,410	72	5.1%	0.8%	0.8%

Total other expenses, net	(3,140)	(6,002)	2,862	47.7%	(1.6)%	(3.3)%

Income from continuing operations before minority interest, income taxes and discontinued operations	14,877	773	14,104	1824.6%	7.7%	0.4%
Minority interest share of earnings of consolidated subsidiaries	(3,960)	(4,790)	830	17.3%	(2.1)%	(2.6)%

Income (loss) from continuing operations before income taxes and discontinued operations	10,917	(4,017)	14,934	371.8%	5.6%	(2.2)%
Income tax expense (benefit)	5,106	(1,609)	6,715	417.3%	2.6%	(0.9)%

Income (loss) from continuing operations	5,811	(2,408)	8,219	341.3%	3.0%	(1.3)%
Income from discontinued operations, net of taxes	439	468	(29)	(6.2)%	0.2%	0.2%

Net income (loss)	$6,250	$(1,940)	$8,190	422.2%	3.2%	(1.1)%

The following table presents selected operating data on a consolidated basis for the periods indicated:

	Three Months Ended March 31,
	2007	2006	% Change
Selected Operating Data (a):
Number of hospitals	9	9
Licensed beds (b)	580	580
Staffed and available beds (c)	559	568
Admissions (d)	10,674	10,904	(2.1)%
Adjusted admissions (e)	14,508	14,081	3.0%
Patient days (f)	36,961	36,874	0.2%
Adjusted patient days (g)	50,011	47,748	4.7%
Average length of stay (days) (h)	3.46	3.38	2.4%
Occupancy (i)	73.5%	72.1%
Inpatient catheterization procedures (j)	5,354	5,653	(5.3)%
Inpatient surgical procedures (k)	2,727	2,824	(3.4)%
Hospital net revenue	$177,944	$168,055	5.9%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Net revenue increased 5.0% or $9.2 million to $192.5 million for the three months ended March 31, 2007, the second quarter of our fiscal year 2007, from $183.3 million for the three months ended March 31, 2006, the second quarter of our fiscal year 2006. The increase was attributable to a $9.9 million increase for our hospitals offset by a $0.7 million decrease for our MedCath Partners and corporate and other divisions.
     The increase in our hospitals’ net revenue was a result of the following:
•	On a consolidated basis, hospital adjusted admissions increased 3.0%, revenue per adjusted admission increased 2.8% and adjusted patient days increased 4.7% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The increase in adjusted admissions can be mainly attributed to the fact that in certain markets we have seen growth in our outpatient services, offset by a reduction in our inpatient volumes of certain of our hospitals. In addition, patient volumes at our newest hospitals continue to grow as those hospitals gain market share. Revenue per adjusted admission expanded during the quarter due to a favorable shift from Medicare to commercial and other payors.

•	During the second quarter of fiscal 2007, we experienced a $5.4 million increase in net revenue for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 as a result of cost report adjustments. The $5.4 million increase includes $2.2 million as a result of the reversal of a reserve for outlier payments received in 2003. We were informed by our Medicare fiscal intermediary that outlier payments received prior to January 1, 2004 would not be disputed.

•	Net revenue was negatively impacted during the second quarter of fiscal 2007 by $3.1 million due to the additional reserve recorded for the settlement of an investigation conducted by the DOJ related to improper billings from 1998-2002 because certain endoluminal graft devices were implanted either without an approved investigational device exception or outside of the approved protocol. See Note 8 – Contingencies and Commitments.
     Personnel expense. Personnel expense decreased 5.6% to $61.4 million for the second quarter of fiscal 2007 from $65.0 million for the second quarter of fiscal 2006. The $3.6 million decrease in personnel expense was primarily due to an $8.1 million reduction in share-based compensation offset by a $4.5 million increase in personnel expense for the hospital division. The share-based compensation was high for the second quarter of fiscal 2006 due to the appointment of a new president and chief executive officer as well as a new chief operating officer.
     On an adjusted patient day basis, personnel expense increased by 3.6% to $1,130 per adjusted patient day for the second quarter of fiscal 2007 compared to $1,090 per adjusted patient day for the second quarter of fiscal 2006. This increase was driven by the cost of living wage increases, as well as increased staffing at our central business office operations which has improved our overall billing cycle management.
     Medical supplies expense. Medical supplies expense decreased 2.0% to $50.6 million for the second quarter of fiscal 2007 from $51.7 million for the second quarter of fiscal 2006. On an adjusted patient day basis, medical supplies expense decreased to $938 per adjusted patient day for the second quarter of fiscal 2007 compared to $1,005 per adjusted patient day for the second quarter of fiscal 2006, which is a 6.6% decrease. As a percentage of net revenue, medical supplies expense decreased to 26.3% as compared to 28.2% for the three months ended March 31, 2007 and 2006, respectively. On an adjusted admissions basis, medical supplies expense decreased 5.1% period to period.
     The decrease in medical supplies expense during the three months ended March 31, 2007 is primarily attributable to a change in procedural mix and the result of our supply chain initiatives. The procedural change includes a reduction in our AICD volume and a shift in stent volume from drug eluting stents to bare metal stents. In addition, we have successfully negotiated new contracts with several vendors that have contributed to the reduction in supply expense.
     Bad debt expense. Bad debt expense decreased 0.7% to $15.4 million for the second quarter of fiscal 2007 from $15.6 million for the second quarter of fiscal 2006. As a percentage of net revenue, bad debt expense was 8.0% for the second quarter of fiscal 2007 as compared to 8.5% for the second quarter of fiscal 2006. We have experienced reductions in bad debt expense due to our continued initiatives to improve our registration process to more timely and accurately identify patients eligible for third party benefits and to improve processes surrounding our billing and collection procedures.
     Other operating expenses. Other operating expenses increased 5.5% to $37.3 million for the three months ended March 31, 2007 from $35.4 million for the three months ended March 31, 2006. As a percentage of net revenue, other operating expenses remained flat when compared to the same period in fiscal 2006. The $1.9 million increase in other operating expenses was primarily attributable to a $2.4 million increase for our hospitals offset by a $0.5 million decrease associated with the management of our facilities. The current year increase in our hospitals’ other operating expenses is mainly due to increases in contract services due to the growth in volume at several facilities; further, during the current year, we incurred higher maintenance costs at some of our facilities that are relatively new but are beginning to incur maintenance costs on property and equipment after several years of operation. The increase in operating expenses was offset by a decrease in medical malpractice claims for the second quarter of fiscal 2007 as a result of improvement in our historical claims history.
     Interest expense. Interest expense decreased 31.2% to $5.8 million for the second quarter of fiscal 2007 compared to $8.4 million for the second quarter of fiscal 2006. This $2.6 million decrease in interest expense is a direct result of the prepayment of debt related to several of our facilities as well as the prepayment of our senior secured notes and our senior notes.
     Loss on early extinguishment of debt. Loss on early extinguishment of debt increased to $0.7 million for the first quarter of fiscal 2007 from $0.4 million for the first quarter of fiscal 2006. The loss was comprised of the write-off of deferred loan acquisition costs and prepayment penalties related to the prepayment of debt in both periods. See Liquidity and Capital Resources for further details of the debt prepayment.
     Interest and other income, net. Interest and other income, net increased to $1.8 million for the second quarter of fiscal 2007 from

$1.3 million for the second quarter of fiscal 2006. This $0.5 million increase is mainly attributable to interest earned on available cash and cash equivalents as our cash position increased by approximately $4.5 million from the prior comparable period and we maintained a higher cash balance throughout the current year period. The increase in the Company’s cash position resulted from positive operating cash flow, proceeds from the divestiture of Tucson Heart Hospital, and retention of net proceeds from our secondary public offering prior to the repurchase of our senior notes.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates remained consistent at approximately $1.4 million in the second quarter of fiscal 2007 and 2006. Equity in net earnings of unconsolidated affiliates is comprised of earnings at the one hospital in which we hold less than a 50% interest, with the remainder being attributable to earnings in various MedCath Partners diagnostic ventures in which we hold less than a 50% interest.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries was $4.0 million for the second quarter of fiscal 2007 as compared to $4.8 million for the first quarter of fiscal 2006. This $0.8 million decrease was primarily due to the net decrease in earnings of certain of our established hospitals and MedCath Partners’ ventures which were allocated to our minority partners on a pro rata basis. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of March 31, 2007, we had remaining cumulative disproportionate loss allocations of approximately $24.2 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses depending on the results of operations of facilities with minority ownership interests. We could also be required to recognize disproportionate losses at our other facilities not currently in a disproportionate allocation position depending on their results of operations in future periods. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     Income tax expense. The income tax expense was $5.1 million for the second quarter of fiscal 2007 compared to an income tax benefit of $1.6 million for the second quarter of fiscal 2006, which represents an effective tax rate of approximately 46.8% and 40.0% for the respective periods. The overall change in income taxes is due to permanent non-deductible expenses related to incentive stock option expense and penalties reserved related to the settlement with the DOJ. See Note 8 - Contingencies and Commitments.
     Income from discontinued operations, net of taxes. During the fourth quarter of fiscal 2006, we sold our equity interest in Tucson Heart Hospital, and we decided to seek to dispose of our interest in Heart Hospital of Lafayette and we entered into a confidentiality and exclusivity agreement with a potential buyer. In February 2007, we, along with a group of local physicians and investors entered into a letter of intent, subject to the fulfillment of certain conditions, including the physicians’ and investors’ arrangement of sufficient financing, which will result in the local group acquiring our interest in Heart Hospital of Lafayette and therefore owning 100% of the heart hospital. Accordingly, these hospitals are accounted for as discontinued operations.
Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Six Months Ended March 31,
			Increase / Decrease		% of Net Revenue
	2007	2006	$	%	2007	2006
	(in thousands)
Net revenue	$368,040	$346,883	$21,157	6.1%	100.0%	100.0%
Operating expenses:
Personnel expense	118,531	117,516	1,015	0.9%	32.2%	33.9%
Medical supplies expense	98,819	97,865	954	1.0%	26.9%	28.2%
Bad debt expense	29,276	28,610	666	2.3%	8.0%	8.2%
Other operating expenses	73,788	71,173	2,615	3.7%	20.0%	20.5%
Depreciation	17,641	17,205	436	2.5%	4.8%	5.0%
Amortization	379	504	(125)	(24.8)%	0.1%	0.1%
Loss on disposal of property, equipment and other assets	859	59	800	1355.9%	0.2%	—

Total operating expenses	339,293	332,932	6,361	1.9%	92.2%	95.9%

Income from operations	28,747	13,951	14,796	106.1%	7.8%	4.1%
Other income (expenses):
Interest expense	(13,226)	(16,305)	3,079	18.9%	(3.6)%	(4.7)%
Loss on early extinguishment of debt	(5,142)	(1,370)	(3,772)	(275.3)%	(1.4)%	(0.4)%
Interest and other income, net	4,533	2,733	1,800	65.9%	1.2%	0.8%
Equity in net earnings of unconsolidated affiliates	2,920	2,475	445	18.0%	0.8%	0.7%

Total other expenses, net	(10,915)	(12,467)	1,552	12.4%	(3.0)%	(3.6)%

Income from continuing operations before minority interest, income taxes and discontinued operations	17,832	1,484	16,348	1101.6%	4.8%	0.5%
Minority interest share of earnings of consolidated subsidiaries	(6,440)	(7,608)	1,168	15.4%	(1.7)%	(2.2)%

Income (loss) from continuing operations before income taxes and discontinued operations	11,392	(6,124)	17,516	286.0%	3.1%	(1.7)%
Income tax expense (benefit)	5,327	(2,451)	7,778	317.3%	1.4%	(0.7)%

Income (loss) from continuing operations	6,065	(3,673)	9,738	265.1%	1.7%	(1.0)%
Income (loss) from discontinued operations, net of taxes	(4,711)	400	(5,111)	(1277.8)%	(1.3)%	0.1%

Net income (loss)	$1,354	$(3,273)	$4,627	141.4%	0.4%	(0.9)%

The following table presents selected operating data on a consolidated basis for the periods indicated:

	Six Months Ended March 31,
	2007	2006	% Change
Selected Operating Data (a):
Number of hospitals	9	9
Licensed beds ( b )	580	580
Staffed and available beds ( c )	559	568
Admissions ( d )	20,404	20,809	(1.9)%
Adjusted admissions ( e )	27,844	26,977	3.2%
Patient days ( f )	71,050	70,156	1.3%
Adjusted patient days ( g )	96,505	90,941	6.1%
Average length of stay (days) ( h )	3.48	3.37	3.3%
Occupancy ( i )	69.8%	67.9%
Inpatient catheterization procedures (j)	10,212	10,588	(3.6)%
Inpatient surgical procedures (k)	5,265	5,334	(1.3)%
Hospital net revenue	$339,002	$317,469	6.8%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Net revenue increased 6.1% or $21.1 million to $368.0 million for the six months ended March 31, 2007 from $346.9 million for the six months ended March 31, 2006. The increase was attributable to a $21.5 million increase for our hospitals offset by a $0.4 million decline in net revenue for our MedCath Partners and corporate and other divisions.
     The increase in our hospitals’ net revenue of $21.5 million was primarily a result of the following:
•	An increase in adjusted admissions of 3.2% and revenue per adjusted admission of 3.5% for the six months ended March 31, 2007 compared to the six months ended March 31, 2006.

•	Net revenue was positively impacted by a higher case mix index (CMI) for the first quarter of fiscal 2007 compared to the prior comparable period. The increase in CMI was due in part to the higher number of open heart surgeries, which were up 7.1% during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 and in part due to the companywide focus on improving the revenue cycle process at our facilities. This increase in net revenue was partially offset by a reduction in overall drug eluting stent inpatient revenue due to a decrease in the number of inpatient drug eluting stent procedures performed during the first quarter of fiscal 2007. During the first quarter of fiscal 2007, we experienced an increase in the number of drug eluting procedures performed on an outpatient basis as well as a shift from drug eluting procedures to bare metal procedures. Both outpatient reimbursement and bare metal stent reimbursement are less than inpatient drug eluting stent reimbursement.

•	Overall, we experienced a $7.0 million increase in net revenue for the first six months of fiscal 2007 compared to the comparable prior period as a result of cost report adjustments. Included in the $7.0 million increase is the reversal of a reserve of $2.2 million that was originally recorded to account for outlier payments that had been received in 2003 plus accrued interest from one of our Medicare fiscal intermediaries. These outlier payments had previously been reserved since, although changes to the outlier formula became effective in August 2003, the fiscal intermediary continued to pay us at amounts calculated under the historical formula until April 2004. During the second quarter of fiscal 2007 we were informed by the fiscal intermediary that outlier payments received prior to January 1, 2004 would not be disputed. We continue to carry a reserve of $8.5 million for outlier payments received in 2004 and accrued interest.
     Net revenue increases were offset by the following for the six months ended March 31, 2007 compared to the six months ended March 31, 2006:
•	Our net revenue was detrimentally impacted in fiscal 2006 by the temporary suspension of procedures at Arizona Heart Hospital as a result of water damage incurred from a fire at the facility during the first quarter.

•	Net revenue for the six months ended March 31, 2007 was negatively impacted as a result of recording a $5.8 million reduction in net revenue for a portion of certain federal healthcare billings reimbursed in prior years. See Note 8 – Contingencies and Commitments.
     Personnel expense. Personnel expense increased 0.9% to $118.5 million for the first half of fiscal 2007 from $117.5 million for the same period in fiscal 2006. Personnel expense as a percentage of net revenue declined from 33.9% for the first six months of fiscal 2006 to 32.2% for the first six months of fiscal 2007. The $1.0 million decrease in personnel expense was partially due to $10.6 million in share-based compensation recognized during the first six months of fiscal 2006 compared to $3.1 million for the first six months of fiscal 2007. Excluding the share-based compensation, personnel expense increased $8.5 million, or 7.9%.
     On October 1, 2005, we adopted SFAS No. 123-R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Using this methodology and since all options are immediately vested, the share-based compensation expense recognized for the six months ended March 31, 2006 was $10.6 million and $3.1 million for the first six months of 2007. Due to the appointment of a new president and chief executive officer as well as a new chief operating officer, the issuance of stock options during the first half of fiscal 2006 was above normal historical activity.
     The remaining $8.5 million increase in personnel expense was primarily incurred at our hospitals and can mainly be attributable to cost of living wage adjustments given to employees during the first quarter of fiscal 2007 and increased staffing for permanent and contract labor at certain facilities to support the overall growth in admissions.
     Medical supplies expense. Medical supplies expense increased 1.0% to $98.8 million for the six months ended March 31, 2007 from $97.9 million for the six months ended March 31, 2006. The increase in medical supplies expense during the six months ended March 31, 2007 is primarily attributable to the increased volume during the period. While medical supplies expense is down slightly period to period as a percentage of net revenue due to a reduction in the per unit cost for our more expensive supplies, we have experienced an increase in cardiac procedures that use high-cost medical devices and supplies.

     Bad debt expense. Bad debt expense increased 2.3% to $29.3 million for the first half of fiscal 2007 from $28.6 million for the first half of fiscal 2006. As a percentage of net revenue, bad debt expense was 8.0% for the six month period of fiscal 2007 as compared to 8.2% for the same period in fiscal 2006. The majority of the decrease in bad debt expense was incurred in the hospital division. We continue to focus on initiatives that have contributed to the reduction in bad debt as a percentage of net revenue. These initiatives include the improvement of our registration process to more timely and accurately identify patients eligible for third party benefits. In addition, we have seen an increase in recoveries of accounts previously written off to bad debt. In addition, self-pay patient revenue comprised 9.6% of hospital division net revenue for first six months of fiscal 2007 as compared to 7.4% in the same period in the prior year.
     Other operating expenses. Other operating expenses increased 3.7% to $73.8 million for the six months ended March 31, 2007 from $71.2 million for the six months ended March 31, 2006. As a percentage of net revenue, other operating expenses decreased slightly to 20.0% for the first half of fiscal 2007 from 20.5% for the same period in fiscal 2006. Of the $2.6 million increase in other operating expenses, approximately $4.4 million was incurred in our hospitals and is partially offset by a $1.8 million reduction in expense for our MedCath Partners division and our corporate office expenses. The $4.4 million increase for the hospital division is primarily due to the temporary suspension of procedures and admissions at Arizona Heart Hospital as a result of water damage incurred from a fire at the facility for the first quarter of fiscal 2006. In addition, the increase can be attributed to increased maintenance costs at our hospitals as machinery warranties have expired at several of our facilities.
     Interest expense. Interest expense decreased 18.9% to $13.2 million for the first half of fiscal 2007 compared to $16.3 million for the first half of fiscal 2006. This $3.1 million decrease in interest expense is primarily attributable due to the overall reduction in our outstanding debt as we repurchased approximately $36.2 million of our senior notes, repaid $21.2 million of our REIT loan at one of our facilities, repaid $11.1 million of our equipment loan at another of our facilities, and repaid $39.9 million of our senior secured credit facility during the six month period ended March 31, 2007.
     Loss on early extinguishment of debt. Loss on early extinguishment of debt increased to $5.1 million for the six months ended March 31, 2007 from $1.4 million for the six months ended March 31, 2006. During the first half of fiscal 2007, this loss was primarily comprised of a $3.5 million repurchase premium and the write off of approximately $1.0 million of deferred loan acquisition costs related to the prepayment of a portion of our senior notes in December 2006. We also incurred $0.5 million in deferred loan acquisition costs in the first six months of fiscal 2007 related to the prepayment of $39.9 million of our senior secured credit facility. During the first six months of fiscal 2006, we expensed approximately $1.4 million of deferred loan acquisition costs related to the prepayment of $58.0 million of the outstanding balance of our senior secured credit facility and the prepayment of $11.9 million of our senior notes.
     Interest and other income, net. Interest and other income, net increased to $4.5 million for the six months ended March 31, 2007 from $2.7 million for the six months ended March 31, 2006. This $1.8 million increase is due to higher interest earned on available cash and cash equivalents during the comparable periods, as well as higher rates of return on our short-term investments. The increase in the Company’s cash position resulted from positive operating cash flow, proceeds from the divestiture of Tucson Heart Hospital, and retention of net proceeds from our secondary public offering prior to the repurchase of our senior notes offset by the repayment of our senior secured credit facility.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased to $2.9 million in the first half of fiscal 2007 from $2.5 million in the first half of fiscal 2006. The increase is attributable to growth in earnings at the one hospital in which we hold less than a 50% interest, with the remainder being attributable to growth in earnings in various MedCath Partners’ diagnostic ventures in which we hold less than a 50% interest.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries was $6.4 million for the period ended March 31, 2007 as compared to $7.6 million for the same period in fiscal 2006. This $0.9 million decrease was primarily due to the net decrease in earnings of certain of our established hospitals which were allocated to our minority partners on a pro rata basis. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of March 31, 2007, we had remaining cumulative disproportionate loss allocations of approximately $24.2 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses depending on the results of operations of facilities with minority ownership interests. We could also be required to recognize disproportionate losses at our other facilities not currently in a disproportionate allocation position depending on their results of operations in future periods. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     Income tax expense. Income tax expense was $5.3 million for the first half of fiscal 2007 compared to an income tax benefit of $2.5 million for the first half of fiscal 2006, which represents an effective tax rate of approximately 46.8% and 40.0%, respectively. The change in income taxes is due to the permanent non-deductible expenses related to incentive stock option expense and penalties reserved related to the settlement with the DOJ. See Note 8 - Contingencies and Commitments.
     Income (loss) from discontinued operations, net of taxes. During the fourth quarter of fiscal 2006, we sold our equity interest in Tucson Heart Hospital, and we decided to seek to dispose of our interest in Heart Hospital of Lafayette and we entered into a confidentiality and exclusivity agreement with a potential buyer. In February 2007, we, along with a group of local physicians and investors entered into a letter of intent, subject to the fulfillment of certain conditions, including the physicians’ and investors’ arrangement of sufficient financing, which will result in the local group acquiring our interest in Heart Hospital of Lafayette and therefore owning 100% of the heart hospital. Accordingly, these hospitals are accounted for as discontinued operations.
     In accordance with SFAS No. 144, the Company evaluated the carrying value of the long-lived assets related to Heart Hospital of Lafayette and determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded in accordance with SFAS No. 144 during the first quarter of fiscal 2007. At March 31, 2007, it was determined that the carrying value approximated fair value and no further impairment was necessary.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital was $181.3 million at March 31, 2007 and $197.3 million at September 30, 2006. The decrease of $16.0 million in working capital primarily resulted from a decrease in cash and cash equivalents, which was partially offset by an increase in accounts receivable and a decrease in the current portion of long-term debt and obligations under capital leases of $34.6 million. The change in accounts receivable was driven by overall operations, as further described below. The decrease in the current portion of long-term debt and obligations under capital leases is primarily the result of payments in the amounts of $21.2 million and $11.1 million to pay off a REIT loan and an equipment loan, respectively, at two of our facilities and the repayment of the remaining $39.9 million due under our senior secured credit facility. The REIT loan matured in December 2006; therefore, the entire balance was considered current at September 30, 2006. Further, at September 30, 2006, we had received a waiver for a covenant related to the equipment loan; however, since it was our intent to pay the total outstanding balance of the equipment loan during fiscal 2007, the entire balance of the equipment loan was included in the current portion of long-term debt and obligations under capital leases as of September 30, 2006.
     During the three months ended March 31, 2007, we reversed a reserve of $2.2 million that was originally recorded to account for outlier payments that had been received in 2003 from one of our Medicare fiscal intermediaries. These outlier payments had previously been reserved since, although changes to the outlier formula became effective in August 2003, the fiscal intermediary continued to pay us at amounts calculated under the historical formula until April 2004. During the second quarter of fiscal 2007 we were informed by the fiscal intermediary that outlier payments received prior to January 1, 2004 would not be disputed. We continue to carry a reserve of $8.5 million for outlier payments received in 2004.
     The cash provided by operating activities of continuing operations was $27.2 million and $24.9 million for the first six months of fiscal 2007 and 2006, respectively. The $2.3 million increase was due primarily to an increase in net income and an increase in expenditures recognized such as depreciation, bad debt expense and the stock option expense impact on deferred taxes, which did not require cash outlays, offset by a reduction in working capital as a result of payment on accounts payable and accrued liabilities.
     Our investing activities from continuing operations used net cash of $9.7 million for the first six months of fiscal 2007 compared to net cash used of $16.4 million for the first six months of fiscal 2006. The cash used by investing activities in the first six months of fiscal 2007 and 2006 was primarily for capital expenditures for the comparable periods.
     Our financing activities used net cash of $77.8 million for the first six months of fiscal 2007 compared to net cash used of $24.2 million for the first six months of fiscal 2006. The $77.8 million of net cash used for financing activities for the first six months of fiscal 2007 is primarily a result of distributions to minority partners and the repayments of long-term debt and obligations under capital leases, including a payment of $39.9 million to pay off our senior secured credit facility, a payment of $21.2 million to pay off one of our facility’s REIT loans, which matured in December 2006, and a payment of $11.1 million to pay off the equipment loan at another of our facilities. Further, during the six months ended March 31, 2007, we completed a secondary public offering in which we sold an additional 1.7 million shares of common stock. The proceeds from this offering were used to prepay $36.2 million of our senior notes. The $24.2 million of net cash used for financing activities for the first six months of fiscal 2006 is a result of distributions to minority partners and the repayments, net of borrowings, of long-term debt and obligations under capital leases. Further, during the six months ended March 31, 2006, Harlingen Medical Center issued $60.0 million of long-term debt to various third parties. The proceeds from the issuance of this debt, net of loan acquisition costs, were used to prepay $58.0 million of our senior secured credit facility. In addition, in connection with sale of The Heart Hospital of Milwaukee and as stipulated by the indenture governing our senior notes, during the six months ended March 31, 2006 we offered to repurchase up to $30.3 million of senior notes. The tender offer for the notes expired during the period and we accepted for purchase and paid for $11.9 million principal amount of notes tendered prior to the expiration of the tender offer.
     Capital Expenditures. Expenditures for property and equipment for the first six months of fiscal years 2007 and 2006 were $10.4 million and $16.7 million, respectively. For both periods, our capital expenditures were principally focused on improvements to and expansion of existing facilities. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
     Obligations and Availability of Financing. At March 31, 2007, we had $213.9 million of outstanding debt, $4.5 million of which was classified as current. Of the outstanding debt, $102.0 million was outstanding under our 9 7/8 % senior notes and $110.4 million was outstanding to lenders to our hospitals. The remaining $1.5 million of debt was outstanding to lenders for MedCath Partners’ diagnostic services under capital leases and other miscellaneous indebtedness. No amounts were outstanding to lenders under our $100.0 million revolving credit facility at March 31, 2007. At the same date, however, we had letters of credit outstanding of $1.7 million, which reduced our availability under this facility to $98.3 million.
     During the six months ended March 31, 2007, we sold 1.7 million shares of common stock to the public. The $39.7 million in net proceeds from this offering were used to repurchase approximately $36.2 million of our outstanding senior notes and to pay approximately $3.5 million of associated premiums and expenses associated with the note repurchase.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At March 31, 2007, the Company was in violation of a financial covenant under a $9.1 million equipment loan to Heart Hospital of Lafayette, which is guaranteed by MedCath. Heart Hospital of Lafayette is classified as a discontinued operation. Accordingly, the total outstanding balance of this loan has been included in the current liabilities of discontinued operations on the consolidated balance sheet as of March 31, 2007. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at March 31, 2007.
     At March 31, 2007, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
     We believe that internally generated cash flows and available borrowings under our senior secured credit facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
     Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of March 31, 2007 was $273.1 million.
     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 7 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 3 to 6 years. The intercompany equipment loans accrue interest at fixed rates ranging from 6.31% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at March 31, 2007 was 8.14%.
     We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.
     We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we typically sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of March 31, 2007 and September 30, 2006, we held $74.3 million and $55.5 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.
Forward Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and Forward Looking Statements in our Annual Report on Form 10-K for the year ended September 30, 2006, before making an investment decision with respect to our common stock. A copy of this report, including exhibits, is available on the internet site of the SEC at

http://www.sec.gov or through our website at http://www.medcath.com .
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
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2007, that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on March 1, 2007. The stockholders elected the nominees for Class III Director. The stockholders also ratified the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the fiscal year ending September 20, 2007. The votes on these proposals were as follows:
1. Election of Class III Directors:

	For	Withheld
Adam H. Clammer	19,952,589	80,377

	For	Withheld
Edward A. Gilhuly	19,951,689	81,277

	For	Withheld
Paul B. Queally	19,953,495	79,471

	For	Withheld
Jacque J. Sokolov, MD	19,951,512	81,454
2. Ratification of selection of Deloitte & Touche LLP as the independent registered public accounting firm for fiscal year ending September 30, 2007:

For:	20,029,028
Against:	2,215
Abstain:	1,722
Item 6. Exhibits

Exhibit
No.	Description
10.73	Second Amendment to the September 30, 2005 Employment Agreement by and between MedCath Corporation and James E. Harris dated February 12, 2007

10.74	Second Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Thomas K. Hearn dated February 12, 2007

10.75	Second Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Joan McCanless dated February 12, 2007

10.76	Second Amendment to the February 21, 2006 Employment Agreement by and between MedCath Corporation and O. Edwin French dated February 12, 2007

10.77	Second Amendment to the March 27, 2006 Employment Agreement by and between MedCath Corporation and Phil Mazzuca dated February 12, 2007

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION
Dated: May 10, 2007	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JAMES E. HARRIS
James E. Harris
Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President — Controller (principal accounting officer)