Form 10-Q
period 2007-06-30
MEDCATH CORP
filed 2007-08-02
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-33009
MEDCATH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2248952 (IRS Employer Identification No.)
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
Yes ☐ No ☑
As of July 27, 2007, there were 21,270,144 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	September 30,
	2007	2006
Current assets:
Cash and cash equivalents	$138,724	$193,654
Accounts receivable, net	105,437	93,584
Medical supplies	19,008	19,761
Deferred income tax assets	12,774	11,998
Prepaid expenses and other current assets	8,582	7,039
Current assets of discontinued operations	9,273	6,940

Total current assets	293,798	332,976
Property and equipment, net	329,756	338,152
Investments in affiliates	8,617	7,803
Goodwill	62,740	62,490
Other intangible assets, net	6,575	7,082
Other assets	8,453	10,662
Long-term assets of discontinued operations	22,074	26,684

Total assets	$732,013	$785,849

Current liabilities:
Accounts payable	$39,515	$38,748
Income tax payable	1,996	1,207
Accrued compensation and benefits	22,729	22,801
Other accrued liabilities	21,017	19,172
Current portion of long-term debt and obligations under capital leases	4,212	39,093
Current liabilities of discontinued operations	10,957	14,680

Total current liabilities	100,426	135,701
Long-term debt	207,121	285,067
Obligations under capital leases	1,573	1,552
Deferred income tax liabilities	19,811	19,752
Other long-term obligations	277	309

Total liabilities	329,208	442,381

Minority interest in equity of consolidated subsidiaries	23,072	25,808

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,270,144 issued and 21,201,244 outstanding at June 30, 2007; 19,159,998 issued and 19,091,098 outstanding at September 30, 2006	213	192
Paid-in capital	442,608	391,261
Accumulated deficit	(62,729)	(73,348)
Accumulated other comprehensive income (loss)	35	(51)
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	379,733	317,660

Total liabilities and stockholders’ equity	$732,013	$785,849

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$192,278	$182,047	$560,319	$528,930
Operating expenses:
Personnel expense	59,338	55,362	177,869	172,878
Medical supplies expense	50,310	50,497	149,129	148,362
Bad debt expense	15,881	13,840	45,157	42,450
Other operating expenses	37,650	35,316	111,439	106,489
Depreciation	8,629	8,725	26,270	25,930
Amortization	126	252	505	756
Loss (gain) on disposal of property, equipment and other assets	188	(296)	1,047	(237)
Impairment of long-lived assets	—	451	—	451

Total operating expenses	172,122	164,147	511,416	497,079

Income from operations	20,156	17,900	48,903	31,851
Other income (expenses):
Interest expense	(5,224)	(7,583)	(18,450)	(23,888)
Loss on early extinguishment of debt	—	—	(5,142)	(1,370)
Interest and other income, net	1,752	2,971	6,285	5,704
Equity in net earnings of unconsolidated affiliates	1,175	1,408	4,095	3,883

Total other expenses, net	(2,297)	(3,204)	(13,212)	(15,671)

Income from continuing operations before minority interest, income taxes and discontinued operations	17,859	14,696	35,691	16,180
Minority interest share of earnings of consolidated subsidiaries	(3,914)	(4,742)	(10,354)	(12,350)

Income from continuing operations before income taxes and discontinued operations	13,945	9,954	25,337	3,830
Income tax expense	5,315	4,060	10,642	1,609

Income from continuing operations	8,630	5,894	14,695	2,221
Income (loss) from discontinued operations, net of taxes	635	(984)	(4,076)	(584)

Net income	$9,265	$4,910	$10,619	$1,637

Earnings (loss) per share, basic
Continuing operations	$0.41	$0.31	$0.70	$0.11
Discontinued operations	0.03	(0.05)	(0.19)	(0.03)

Earnings (loss) per share, basic	$0.44	$0.26	$0.51	$0.08

Earnings (loss) per share, diluted
Continuing operations	$0.39	$0.30	$0.69	$0.11
Discontinued operations	0.03	(0.05)	(0.19)	(0.03)

Earnings (loss) per share, diluted	$0.42	$0.25	$0.50	$0.08

Weighted average number of shares, basic	21,144	18,630	20,760	18,583
Dilutive effect of stock options and restricted stock	682	661	650	921

Weighted average number of shares, diluted	21,826	19,291	21,410	19,504

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance, September 30, 2006	19,091	$192	$391,261	$(73,348)	$(51)	69	$(394)	$317,660
Exercise of stock options, including income tax benefit	410	4	7,857	—	—	—	—	7,861
Secondary public offering	1,700	17	39,641					39,658
Share-based compensation expense	—	—	3,849	—	—	—	—	3,849
Comprehensive income:
Net income	—	—	—	10,619	—	—	—	10,619
Change in fair value of interest rate swap, net of income tax expense	—	—	—	—	86	—	—	86

Total comprehensive income								10,705

Balance, June 30, 2007	21,201	$213	$442,608	$(62,729)	$35	69	$(394)	$379,733

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2007	2006
Net income	$10,619	$1,637
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	4,076	584
Bad debt expense	45,157	42,450
Depreciation	26,270	25,930
Amortization	505	756
Excess income tax benefit on exercised stock options	(2,075)	(399)
Loss (gain) on disposal of property, equipment and other assets	1,047	(237)
Share-based compensation expense	3,849	12,380
Impairment of long-lived assets	—	451
Amortization of loan acquisition costs	2,414	2,526
Equity in earnings of unconsolidated affiliates, net of dividends received	(672)	(1,060)
Minority interest share of earnings of consolidated subsidiaries	10,354	12,350
Change in fair value of interest rate swaps	—	(128)
Deferred income taxes	1,769	(293)
Change in assets and liabilities that relate to operations:
Accounts receivable	(57,010)	(47,355)
Medical supplies	753	(2,010)
Prepaids and other assets	949	1,270
Accounts payable and accrued liabilities	620	2,683

Net cash provided by operating activities of continuing operations	48,625	51,535
Net cash (used in) provided by operating activities of discontinued operations	(6,932)	2,891

Net cash provided by operating activities	41,693	54,426

Investing activities:
Purchases of property and equipment	(19,448)	(22,964)
Proceeds from sale of property and equipment	1,571	1,110

Net cash used in investing activities of continuing operations	(17,877)	(21,854)
Net cash provided by (used in) investing activities of discontinued operations	537	(1,461)

Net cash used in investing activities	(17,340)	(23,315)

Financing activities:
Proceeds from issuance of long-term debt	—	60,000
Repayments of long-term debt	(112,387)	(73,330)
Repayments of obligations under capital leases	(1,476)	(1,505)
Payments of loan acquisition costs	—	(1,879)
Distributions to minority partners	(13,249)	(12,069)
Repayments from minority partners	158	618
Proceeds from issuance of common stock, net	39,658	—
Excess income tax benefit on exercised stock options	2,075	399
Proceeds from exercised stock options	5,786	2,285

Net cash used in financing activities of continuing operations	(79,435)	(25,481)
Net cash provided by (used in) financing activities of discontinued operations	152	(1,598)

Net cash used in financing activities	(79,283)	(27,079)

Net (decrease) increase in cash and cash equivalents	(54,930)	4,032
Cash and cash equivalents:
Beginning of period	193,654	140,172

End of period	$138,724	$144,204

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$1,025	$1,156
See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share data)
1. Business and Organization
     MedCath Corporation (the Company) primarily focuses on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the hospital division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of June 30, 2007, the Company owned and operated eleven hospitals, together with its physician partners, who own an equity interest in the hospitals where they practice. The Company’s existing hospitals had a total of 667 licensed beds, of which 650 were staffed and available, and were located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
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
2. Summary of Significant Accounting Policies
     Basis of Presentation - The Company’s unaudited interim consolidated financial statements as of June 30, 2007 and for the three and nine months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2007 or future fiscal periods.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. During the nine months ended June 30, 2007, the Company has not made any material changes in the selection or application of its critical accounting policies as set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     Restatements and Reclassifications – In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), hospitals sold or classified as held for sale are required to be reported as discontinued operations. During fiscal 2006, the Company completed the sale of its equity interest in Tucson Heart Hospital and decided to seek to dispose of its interest in Heart Hospital of Lafayette and entered into a confidentiality and exclusivity agreement with a potential buyer, therefore classifying the hospital as held for sale. In February 2007, the Company and a group of local physicians and investors entered into a letter of intent, subject to the fulfillment of certain conditions, including the physicians’ and investors’ sufficient arrangement of financing, which will result in the local group acquiring the Company’s interest in Heart Hospital of Lafayette and therefore owning 100% of the heart hospital. In accordance with the provisions of SFAS No. 144, the results of operations of these hospitals for the three and nine months ended June 30, 2007 and 2006 are reported as discontinued operations. Many of the provisions of SFAS No. 144 involve judgment in determining whether a hospital will be reported as continuing or discontinued operations. Such judgments include whether a hospital will be sold, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods the Company determines that a hospital should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of operations will be reclassified in order to reflect the current classification.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The Company evaluated the carrying value of the long lived assets related to Heart Hospital of Lafayette at December 31, 2006, March 31, 2007 and June 30, 2007. At December 31, 2006, it was determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded in accordance with SFAS No. 144 during the first quarter of fiscal 2007 and is included in loss from discontinued operations in the consolidated statement of operations for the nine months ended June 30, 2007. As of March 31, 2007 and June 30, 2007, it was determined that the carrying value approximated fair value and no further impairment was necessary.
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
     Share-Based Compensation - On October 1, 2005, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payment (SFAS No. 123-R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values . SFAS No. 123-R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to expense the value of the portion of the award that is ultimately expected to vest over the requisite service period in the Company’s statement of operations. On September 30, 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees with the condition that the optionee enter into a sale restriction agreement which provides that if the optionee exercises a stock option prior to its originally scheduled vesting date while employed by the Company, the optionee will be prohibited from selling the share of stock acquired upon exercise of the option until the date the option would have become vested had it not been accelerated. All new stock options granted since September 30, 2005 have immediate vesting with the same sale restriction. As a result, share-based compensation is recorded on the option grant date.
     The Company adopted SFAS No. 123-R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and nine months ended June 30, 2007 and 2006 reflect the impact of SFAS No. 123-R.
     On November 10, 2005, the FASB issued Staff Position No. 123-R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides a simplified alternative method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123-R. The Company has elected to follow the provisions of Staff Position No. 123-R-3.
     As required under SFAS No. 123-R, in calculating the share-based compensation expense for the three and nine months ended June 30, 2007 and 2006, the fair value of each option grant was estimated on the date of grant. The Company used the Black-Scholes option pricing model with the range of weighted-average assumptions used for option grants noted in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and was determined based on an analysis of historical exercise and cancellation behavior. This analysis is updated December 31 of each year and at December 31, 2006 the analysis illustrated a change in the range of expected life for subsequent grants, which is reflected in the table below. The risk-free interest rate is based on the US Treasury yield curve in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Expected life	5-8 years	6-8 years	5-8 years	6-8 years
Risk- free interest rate	4.55% - 5.17%	4.85% - 5.20%	4.44% - 5.17%	4.26% - 5.20%
Expected volatility	37% - 41%	40% - 44%	37% - 43%	40% - 44%
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.
3. Discontinued Operations
     During September 2006, the Company decided to seek to dispose of its interest in Heart Hospital of Lafayette (HHLf) and entered into a confidentiality and exclusivity agreement with a potential buyer. In February 2007, the Company and a group of local physicians and investors entered into a letter of intent, subject to the fulfillment of certain conditions, including the physicians’ and investors’ arrangement of sufficient financing, which will result in the local group acquiring the Company’s interest in HHLf and therefore owning 100% of the heart hospital. Pursuant to the provisions of SFAS No. 144, the consolidated financial statements for the three and nine months ended June 30, 2007 and 2006 have been restated to give effect to HHLf as a discontinued operation.
     At June 30, 2007, the Company was in violation of a financial covenant under an $8.6 million equipment loan to HHLf, which is guaranteed by MedCath. HHLf is classified as a discontinued operation. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the consolidated balance sheet as of June 30, 2007. The Company anticipates continuing to be in violation of this covenant in future periods.
     On August 31, 2006, the Company completed the divestiture of its equity interest in Tucson Heart Hospital (THH) to Carondelet Health Network. Pursuant to the terms of the transaction, Carondelet Health Network acquired MedCath’s 59% ownership interest in THH and the hospital repaid all secured debt owed to MedCath. Total proceeds received by MedCath were $40.7 million. The consolidated financial statements for the three and nine months ended June 30, 2006 have been restated to give effect to THH as a discontinued operation.
     The results of operations of HHLf and THH, excluding intercompany interest expense, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$8,587	$21,634	$25,317	$68,404
Impairment of goodwill and long-lived assets	—	—	(4,100)	—
Operating expenses	(7,481)	(23,045)	(24,164)	(68,919)

Income (loss) from operations	1,106	(1,411)	(2,947)	(515)
Other expenses, net	(159)	(267)	(234)	(496)

Income (loss) before income taxes	947	(1,678)	(3,181)	(1,011)
Income tax expense (benefit)	312	(694)	895	(427)

Net income (loss)	$635	$(984)	$(4,076)	$(584)

     The principal balance sheet items of HHLf including allocated goodwill and excluding intercompany debt, are as follows:

	June 30,	September 30,
	2007	2006
Cash and cash equivalents	$3,897	$721
Accounts receivable, net	4,078	4,967
Other current assets	1,298	1,252

Current assets	$9,273	$6,940

Property and equipment, net	$21,671	$22,636
Investments in affiliates	247	817
Goodwill	—	3,050
Other assets	156	181

Long-term assets	$22,074	$26,684

Accounts payable	$1,088	$3,721
Accrued liabilities	1,261	1,151
Current portion of long-term debt and obligations under capital leases	8,608	9,808

Current liabilities	$10,957	$14,680

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	June 30,	September 30,
	2007	2006
Receivables, principally from patients and third-party payors	$177,048	$111,765
Receivables, principally from billings to hospitals for various cardiovascular procedures	3,477	4,218
Amounts due under management contracts	3,053	4,651
Other	3,876	2,355

	187,454	122,989
Less allowance for doubtful accounts	(82,017)	(29,405)

Accounts receivable, net	$105,437	$93,584

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
     The following represents summarized financial information of Avera Heart Hospital of South Dakota:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$15,630	$15,765	$50,120	$47,016
Income from operations	$3,449	$4,176	$12,367	$11,687
Net income	$3,166	$3,823	$11,513	$10,666

	June 30,	September 30,
	2007	2006
Current assets	$19,260	$19,219
Long-term assets	$33,623	$33,868
Current liabilities	$7,848	$7,825
Long-term liabilities	$20,905	$23,176
6. Long-term Debt
     Long-term debt consists of the following:

	June 30,	September 30,
	2007	2006
Senior Notes	$101,961	$138,135
Notes payable to various lenders	108,058	144,196
Senior Secured Credit Facility	—	40,045

	210,019	322,376
Less current portion	(2,898)	(37,309)

Long-term debt	$207,121	$285,067

     During the nine months ended June 30, 2007, the Company entered into the following transactions:
     Senior Notes – The Company repurchased $36.2 million of its outstanding senior notes using the proceeds from the Company’s secondary public offering, which was declared effective by the Securities and Exchange Commission on November 6, 2006. The Company incurred a repurchase premium of $3.5 million and approximately $1.0 million in write-off of deferred loan acquisition

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
costs in connection with the repurchase. These costs are reported as a loss on early extinguishment of debt in the consolidated statement of operations for the nine months ended June 30, 2007.
     Notes Payable to Various Lenders — During March 2007, the Company paid off $11.1 million of equipment debt outstanding at one of its hospitals. Due to the early prepayment, the Company wrote off approximately $38,000 of deferred loan acquisition costs and incurred approximately $112,000 in early prepayment fees. These costs are reported as a loss on early extinguishment of debt in the consolidated statement of operations for the nine months ended June 30, 2007. Further, one of the Company’s real estate investment trust loans matured in December 2006 and, accordingly, the outstanding balance of $21.2 million was paid.
     Senior Secured Credit Facility – During January 2007, the Company paid off its outstanding $39.9 million senior secured credit facility. In connection with the early repayment, the Company wrote off approximately $0.5 million in deferred loan acquisition costs. These costs are reported as a loss on early extinguishment of debt in the consolidated statement of operations for the nine months ended June 30, 2007.
     Debt Covenants — At June 30, 2007, the Company was in violation of a financial covenant under an $8.6 million equipment loan to Heart Hospital of Lafayette, which is guaranteed by MedCath. Heart Hospital of Lafayette is classified as a discontinued operation. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the consolidated balance sheet as of June 30, 2007. The Company anticipates continuing to be in violation of this covenant in future periods. The Company was in compliance with all other covenants in the instruments governing its outstanding debt as of June 30, 2007.
7. Liability Insurance Coverage
     During June 2006, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. During June 2007, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. At both June 2006 and June 2007, the Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division.
     Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of the retained liability applicable to each malpractice claim. As of June 30, 2007 and September 30, 2006, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.5 million and $5.9 million, respectively, which is included in other accrued liabilities on the consolidated balance sheets.
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
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through June 30, 2007. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions.
     The U.S. Department of Justice, or DOJ, is conducting an investigation of a clinical trial conducted at one of our hospitals. The investigation concerns alleged improper federal healthcare program billings from 1998-2002 because certain endoluminal graft devices were implanted either without an approved investigational device exception or outside of the approved protocol. The DOJ has reached a settlement under the False Claims Act with the medical practice whose physicians conducted the clinical trial. The hospital has entered into an agreement with the DOJ under which it will pay $5.8 million to the United States to settle, and obtain a release from, any federal civil false claims related to DOJ’s investigation. As part of the settlement, the hospital is finalizing negotiations with the Department of Health and Human Services, Office of the Inspector General, or OIG, on additional provisions to the hospital’s existing compliance program relating to certain disclosures and internal claims reviews, and to maintain that program for five years in order to obtain a permissive exclusion release from the OIG. The settlement and release cover both the hospital and the physician who conducted the clinical trial, and does not include any finding of wrong doing or any admission of liability. The Company recorded a $5.8 million reduction in net revenue for the nine month period ended June 30, 2007, to establish a reserve for repayment of a portion of Medicare reimbursement related to hospital inpatient services provided to patients from 1998-2002 in accordance with SFAS No. 5, Accounting for Contingencies. As a result of the agreement to settle, no additional reserve will be recorded.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Commitments — Some of the Company’s hospitals provide guarantees to certain non-investor physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among others. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $4.0 million through July 2008 as of June 30, 2007. The Company would only be required to pay this maximum amount if none of the physician groups collected fees for services performed during the guarantee period.
9. Per Share Data
     The calculation of diluted earnings (loss) per share considers the potential dilutive effect of options to purchase 1,726,812 and 2,995,181 shares of common stock at prices ranging from $4.75 to $33.05, which were outstanding at June 30, 2007 and 2006, respectively, as well as 193,892 and 220,124 shares of restricted stock which were outstanding at June 30, 2007 and 2006, respectively. Of the outstanding stock options, 32,500 and 631,717 have not been included in the calculation of diluted earnings (loss) per share for the three months ended June 30, 2007 and 2006, respectively, and 124,500 and 1,429,467 options have not been included in the calculation of diluted earnings (loss) per share for the nine months ended June 30, 2007 and 2006, respectively, because the options were anti-dilutive.
10. Stock Compensation Plans
     Effective October 1, 2005, the Company adopted the MedCath Corporation 2006 Stock Option and Award Plan (the Stock Plan), which provides for the issuance of stock options, restricted stock and restricted stock units to employees of the Company. The Stock Plan is administered by the compensation committee of the board of directors, who has the authority to select the employees eligible to receive awards. This committee also has the authority under the Stock Plan to determine the types of awards, select the terms and conditions attached to all awards, and, subject to the limitation on individual awards in the Stock Plan, determine the number of shares to be awarded. At June 30, 2007, the maximum number of shares of common stock which can be issued through awards granted under the Stock Plan is 1,750,000, of which 1,024,182 are outstanding as of June 30, 2007. The Stock Plan will expire, and no awards may be granted there under, after September 30, 2015.
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
     Activity for the Stock Plan and the Company’s other option plans was as follows:

	For the Three Months Ended
	June 30, 2007		June 30, 2006
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,773,612	$19.37	2,914,318	$16.37

Granted	35,500	32.60	166,000	15.68
Exercised	(68,400)	17.41	(50,937)	15.17
Cancelled	(13,900)	19.53	(34,200)	20.13

Outstanding stock options, end of period	1,726,812	$19.10	2,995,181	$16.31

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the Nine Months Ended
	June 30, 2007		June 30, 2006
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	2,070,472	$18.80	2,409,618	$13.50

Granted	230,500	29.16	1,030,500	20.80
Exercised	(410,146)	14.02	(183,237)	11.91
Cancelled	(164,014)	23.02	(261,700)	11.13

Outstanding stock options, end of period	1,726,812	$19.10	2,995,181	$16.31

     The following table summarizes information for options outstanding and exercisable at June 30, 2007:

	Number	Weighted-
	Outstanding	Average	Weighted-
	and	Remaining	Average
Range of Prices	Exercisable	Life (years)	Exercise Price
$4.75 - 15.80	250,112	6.87	$12.37
15.91 - 18.26	117,700	8.39	16.23
19.00 - 19.60	229,500	3.22	19.05
21.49 - 21.49	500,000	8.65	21.49
21.66 - 22.50	320,000	8.76	22.45
23.65 - 27.71	160,500	8.95	26.62
27.80 - 30.24	76,500	9.35	29.42
30.35 - 33.05	72,500	9.76	31.51

$4.75 - 33.05	1,726,812	7.87	$19.10

     Under SFAS No. 123-R, share-based compensation expense recognized for the three and nine months ended June 30, 2007 was $0.7 million and $3.9 million, respectively, which had the effect of decreasing net income by $0.4 million or $0.02 per basic and diluted share and $2.2 million or $0.11 per basic share and $0.10 per diluted share for the respective periods. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the period as all such options vest immediately. The total intrinsic value of options exercised during the three and nine months ended June 30, 2007 was $1.1 million and $5.6 million, respectively, and the total intrinsic value of options outstanding at June 30, 2007 was $18.8 million.
     During the fiscal year ended September 30, 2006, the Company granted to employees 270,836 shares of restricted stock, which vest at various dates through March 2009. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. Unamortized compensation expense related to restricted stock amounted to $2.1 million at June 30, 2007.
11. Reportable Segment Information
     The Company’s reportable segments consist of the hospital division and the MedCath Partners division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net revenue:
Hospital Division	$180,336	$168,751	$521,587	$487,565
MedCath Partners Division	11,314	12,739	37,096	39,201
Corporate and other	628	557	1,636	2,164

Consolidated totals	$192,278	$182,047	$560,319	$528,930

Income (loss) from operations:
Hospital Division	$21,642	$20,014	$53,437	$45,852
MedCath Partners Division	1,770	2,320	6,665	8,203
Corporate and other	(3,256)	(4,434)	(11,199)	(22,204)

Consolidated totals	$20,156	$17,900	$48,903	$31,851

Depreciation and amortization:
Hospital Division	$7,309	$7,305	$22,126	$21,835
MedCath Partners Division	1,344	1,474	4,269	4,327
Corporate and other	102	198	380	524

Consolidated totals	$8,755	$8,977	$26,775	$26,686

Interest expense (income), net:
Hospital Division	$7,845	$8,639	$23,703	$26,004
MedCath Partners Division	(16)	7	(49)	47
Corporate and other	(4,333)	(2,619)	(11,279)	(5,053)

Consolidated totals	$3,496	$6,027	$12,375	$20,998

Capital expenditures:
Hospital Division	$8,026	$3,293	$16,182	$14,272
MedCath Partners Division	(106)	2,404	368	6,912
Corporate and other	1,168	577	2,898	1,780

Consolidated totals	$9,088	$6,274	$19,448	$22,964

	June 30,	September 30,
	2007	2006
Aggregate identifiable assets:
Hospital Division	$552,185	$541,013
MedCath Partners Division	34,905	40,626
Corporate and other	144,923	204,210

Consolidated totals	$732,013	$785,849

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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MedCath Holdings Corporation (the Issuer), all 95% or greater owned domestic subsidiaries of the Issuer (the Guarantors) and the subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2007

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$122,991	$15,733	$—	$138,724
Accounts receivable, net	—	—	5,425	100,012		105,437
Other current assets	—	—	28,009	24,752	(12,397)	40,364
Current assets of discontinued operations	—	—	15,775	9,273	(15,775)	9,273

Total current assets	—	—	172,200	149,770	(28,172)	293,798
Property and equipment, net	—	—	20,115	309,641	—	329,756
Investments in subsidiaries	379,733	379,733	(3,628)	(62)	(755,776)	—
Goodwill	—	—	62,740	—	—	62,740
Intercompany notes receivable	—	—	231,914	—	(231,914)	—
Other long-term assets	—	—	18,524	5,121	—	23,645
Long-term assets of discontinued operations	—	—	18,122	22,074	(18,122)	22,074

Total assets	$379,733	$379,733	$519,987	$486,544	$(1,033,984)	$732,013

Current liabilities:
Accounts payable	$—	$—	$542	$38,973	$—	$39,515
Income tax payable	—	—	1,996	—	—	1,996
Accrued compensation and benefits	—	—	7,778	14,951	—	22,729
Other accrued liabilities	—	—	7,209	26,205	(12,397)	21,017
Current portion of long-term debt and obligations under capital leases	—	—	545	3,667	—	4,212
Current liabilities of discontinued operations	—	—	—	26,732	(15,775)	10,957

Total current liabilities	—	—	18,070	110,528	(28,172)	100,426
Long-term debt	—	—	101,892	105,229	—	207,121
Obligations under capital leases	—	—	481	1,092	—	1,573
Intercompany notes payable	—	—	—	231,914	(231,914)	—
Deferred income tax liabilities	—	—	19,811	—	—	19,811
Other long-term obligations	—	—	—	277	—	277
Long-term liabilities of discontinued operations	—	—	—	18,122	(18,122)	—

Total liabilities	—	—	140,254	467,162	(278,208)	329,208
Minority interest in equity of consolidated subsidiaries	—	—	—	—	23,072	23,072
Total stockholders’ equity	379,733	379,733	379,733	19,382	(778,848)	379,733

Total liabilities and stockholders’ equity	$379,733	$379,733	$519,987	$486,544	$(1,033,984)	$732,013

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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2007

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,212	$186,304	$(2,238)	$192,278
Total operating expenses	—	—	11,724	162,636	(2,238)	172,122

Income (loss) from operations	—	—	(3,512)	23,668	—	20,156
Interest expense	—	—	(2,894)	(2,330)	—	(5,224)
Interest and other income (expense), net	—	—	7,217	(5,465)	—	1,752
Equity in net earnings of unconsolidated affiliates	9,265	9,265	13,849	—	(31,204)	1,175

Income from continuing operations before minority interest, income taxes and discontinued operations	9,265	9,265	14,660	15,873	(31,204)	17,859
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(3,914)	(3,914)

Income from continuing operations before income taxes and discontinued operations	9,265	9,265	14,660	15,873	(35,118)	13,945
Income tax expense	—	—	5,315	—	—	5,315

Income from continuing operations	9,265	9,265	9,345	15,873	(35,118)	8,630
Income (loss) from discontinued operations, net of taxes	—	—	(80)	715	—	635

Net income	$9,265	$9,265	$9,265	$16,588	$(35,118)	$9,265

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2006

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,060	$175,946	$(1,959)	$182,047
Total operating expenses			12,711	153,395	(1,959)	164,147

Income (loss) from operations	—	—	(4,651)	22,551	—	17,900
Interest expense	—	—	(4,634)	(2,949)	—	(7,583)
Interest and other income (expense), net	—	—	8,636	(5,665)	—	2,971
Equity in net earnings of unconsolidated affiliates	4,910	4,910	8,609	—	(17,021)	1,408

Income from continuing operations before minority interest, income taxes and discontinued operations	4,910	4,910	7,960	13,937	(17,021)	14,696
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(4,742)	(4,742)

Income from continuing operations before income taxes and discontinued operations	4,910	4,910	7,960	13,937	(21,763)	9,954
Income tax expense	—	—	4,060	—	—	4,060

Income from continuing operations	4,910	4,910	3,900	13,937	(21,763)	5,894
Income (loss) from discontinued operations, net of taxes	—	—	1,010	(1,994)	—	(984)

Net income	$4,910	$4,910	$4,910	$11,943	$(21,763)	$4,910

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2007

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$25,135	$542,048	$(6,864)	$560,319
Total operating expenses	—	—	36,917	481,363	(6,864)	511,416

Income (loss) from operations	—	—	(11,782)	60,685	—	48,903
Interest expense	—	—	(10,523)	(7,927)	—	(18,450)
Loss on early extinguishment of debt	—	—	(4,992)	(150)	—	(5,142)
Interest and other income (expense), net	—	—	21,906	(15,621)	—	6,285
Equity in net earnings of unconsolidated affiliates	10,619	10,619	29,620	—	(46,763)	4,095

Income from continuing operations before minority interest, income taxes and discontinued operations	10,619	10,619	24,229	36,987	(46,763)	35,691
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(10,354)	(10,354)

Income from continuing operations before income taxes and discontinued operations	10,619	10,619	24,229	36,987	(57,117)	25,337
Income tax expense	—	—	10,642	—	—	10,642

Income from continuing operations	10,619	10,619	13,587	36,987	(57,117)	14,695
Loss from discontinued operations, net of taxes	—	—	(2,968)	(1,108)	—	(4,076)

Net income	$10,619	$10,619	$10,619	$35,879	$(57,117)	$10,619

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2006

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$23,437	$511,801	$(6,308)	$528,930
Total operating expenses	—	—	47,068	456,319	(6,308)	497,079

Income (loss) from operations	—	—	(23,631)	55,482	—	31,851
Interest expense	—	—	(15,175)	(8,713)	—	(23,888)
Loss on early extinguishment of debt	—	—	(1,370)	—	—	(1,370)
Interest and other income (expense), net	—	—	22,893	(17,189)	—	5,704
Equity in net earnings of unconsolidated affiliates	1,637	1,637	19,092	—	(18,483)	3,883

Income from continuing operations before minority interest, income taxes and discontinued operations	1,637	1,637	1,809	29,580	(18,483)	16,180
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(12,350)	(12,350)

Income from continuing operations before income taxes and discontinued operations	1,637	1,637	1,809	29,580	(30,833)	3,830
Income tax expense	—	—	1,609	—	—	1,609

Income from continuing operations	1,637	1,637	200	29,580	(30,833)	2,221
Income (loss) from discontinued operations, net of taxes	—	—	1,437	(2,021)	—	(584)

Net income	$1,637	$1,637	$1,637	$27,559	$(30,833)	$1,637

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2007

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash (used in) provided by operating activities	$—	$(15,253)	$56,946	$—	$41,693
Net cash (used in) provided by investing activities	(7,861)	24,677	(42,017)	7,861	(17,340)
Net cash provided by (used in) financing activities	7,861	(64,405)	(14,878)	(7,861)	(79,283)

(Decrease) increase in cash and cash equivalents	—	(54,981)	51	—	(54,930)
Cash and cash equivalents:
Beginning of period	—	177,972	15,682	—	193,654

End of period	$—	$122,991	$15,733	$—	$138,724

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by operating activities	$—	$11,357	$43,069	$—	$54,426
Net cash (used in) provided by investing activities	(2,684)	14,448	(37,763)	2,684	(23,315)
Net cash provided by (used in) financing activities	2,684	(19,200)	(7,879)	(2,684)	(27,079)

Increase (decrease) in cash and cash equivalents	—	6,605	(2,573)	—	4,032
Cash and cash equivalents:
Beginning of period	—	122,829	17,343	—	140,172

End of period	$—	$129,434	$14,770	$—	$144,204

14. Subsequent Event
     During July 2007, the Company completed a recapitalization of Harlingen Medical Center (HMC). Following the recapitalization, HMC is owned 36.0% by MedCath, 32.1% by Valley Baptist Medical Center and 31.9% by local physician investors and the real estate is held in a newly formed entity, HMC Realty, LLC, of which the Company owns 36.1%. Prior to the conversion, HMC had approximately $12.5 million in debt outstanding with MedCath, $1.5 million of which was repaid via the recapitalization; thus, MedCath converted $11.0 million into an equity interest in HMC and HMC Realty, LLC. Valley Baptist Medical Center converted $20.0 million of debt outstanding with HMC into its equity interest in HMC and HMC Realty, LLC.

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
Overview
     General. We are a healthcare provider focused primarily on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We also have partnerships with community hospital systems, and we manage the cardiovascular program of various hospitals operated by other parties. We opened our first hospital in 1996 and currently have ownership interests in and operate eleven hospitals, including ten in which we own a majority interest. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a focus on cardiovascular care. Each of our owned hospitals has a twenty-four hour emergency room staffed by emergency department physicians. The hospitals in which we have ownership interests have a total of 667 licensed beds and are located in predominately high growth markets in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
Division	2007	2006	2007	2006
Hospital	93.8%	92.7%	93.1%	92.2%
MedCath Partners	5.9%	7.0%	6.6%	7.4%
Corporate and other	0.3%	0.3%	0.3%	0.4%

Net Revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended June 30,		Nine Months Ended June 30,
Payor	2007	2006	2007	2006
Medicare	42.1%	44.0%	42.3%	45.5%
Medicaid	5.1%	4.8%	4.6%	4.7%
Commercial and other, including self-pay	52.8%	51.2%	53.1%	49.8%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

     A significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, and we expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue will remain significant in future periods. Our payor mix may fluctuate in future periods due to changes in reimbursement, market and industry trends with self-pay patients and other similar factors.
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
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,
			Increase / Decrease		% of Net Revenue
	2007	2006	$	%	2007	2006
	(in thousands)
Net revenue	$192,278	$182,047	$10,231	5.6%	100.0%	100.0%
Operating expenses:
Personnel expense	59,338	55,362	3,976	7.2%	30.9%	30.4%
Medical supplies expense	50,310	50,497	(187)	(0.4)%	26.1%	27.7%
Bad debt expense	15,881	13,840	2,041	14.7%	8.2%	7.6%
Other operating expenses	37,650	35,316	2,334	6.6%	19.6%	19.4%
Depreciation	8,629	8,725	(96)	(1.1)%	4.5%	4.8%
Amortization	126	252	(126)	(50.0)%	0.1%	0.2%
Loss (gain) on disposal of property, equipment and other assets	188	(296)	484	163.5%	0.1%	(0.2)%
Impairment of long-lived assets	—	451	(451)	(100.0)%	0.0%	0.3%

Total operating expenses	172,122	164,147	7,975	4.9%	89.5%	90.2%

Income from operations	20,156	17,900	2,256	12.6%	10.5%	9.8%
Other income (expenses):
Interest expense	(5,224)	(7,583)	2,359	31.1%	(2.7)%	(4.2)%
Interest and other income, net	1,752	2,971	(1,219)	(41.0)%	0.9%	1.6%
Equity in net earnings of unconsolidated affiliates	1,175	1,408	(233)	(16.5)%	0.6%	0.8%

Total other expenses, net	(2,297)	(3,204)	907	28.3%	(1.2)%	(1.8)%

Income from continuing operations before minority interest, income taxes and discontinued operations	17,859	14,696	3,163	21.5%	9.3%	8.0%
Minority interest share of earnings of consolidated subsidiaries	(3,914)	(4,742)	828	17.5%	(2.0)%	(2.6)%

Income from continuing operations before income taxes and discontinued operations	13,945	9,954	3,991	40.1%	7.3%	5.4%
Income tax expense	5,315	4,060	1,255	30.9%	2.8%	2.2%

Income from continuing operations	8,630	5,894	2,736	46.4%	4.5%	3.2%
Income (loss) from discontinued operations, net of taxes	635	(984)	1,619	164.5%	0.3%	(0.5)%

Net income	$9,265	$4,910	$4,355	88.7%	4.8%	2.7%

The following table presents selected operating data on a consolidated basis for the periods indicated:

	Three Months Ended June 30,
	2007	2006	% Change
Selected Operating Data (a):
Number of hospitals	9	9
Licensed beds (b)	580	580
Staffed and available beds (c)	563	563
Admissions (d)	10,339	10,606	(2.5)%
Adjusted admissions (e)	14,156	13,829	2.4%
Patient days (f)	34,291	34,131	0.5%
Adjusted patient days (g)	46,679	44,518	4.9%
Average length of stay (days) (h)	3.32	3.22	3.1%
Occupancy (i)	66.9%	66.6%
Inpatients with a catheterization procedure (j)	5,247	5,549	(5.4)%
Inpatient surgical procedures (k)	2,780	2,759	0.8%
Hospital net revenue	$180,135	$167,563	7.5%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatients with a catheterization procedure represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Net revenue increased 5.6% or $10.3 million to $192.3 million for the three months ended June 30, 2007, the third quarter of our fiscal year 2007, from $182.0 million for the three months ended June 30, 2006, the third quarter of our fiscal year 2006. The increase was attributable to a $12.6 million increase for our hospitals offset by a $2.3 million decrease for our MedCath Partners and corporate and other divisions.
     The increase in our hospitals’ net revenue was a result of the following:
•	On a consolidated basis, hospital adjusted admissions increased 2.4%, revenue per adjusted admission increased 5.0% and adjusted patient days increased 4.9% in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.

•	We have focused a significant amount of time and resources on the improvement of our clinical documentation process, both on an inpatient and outpatient basis. This focus has helped improve our reimbursement on a per unit basis in both areas.

•	For the three months ended June 30, 2007, we have seen an increase in procedures with higher net revenue per admission including a 10.9 % increase in automatic implantable cardioverter defibrillator (AICD) usage and a 13.9% increase in pacer usage as compared to the three months ended June 30, 2006. In addition, bare metal stent volume increased 31%; however, this increase was offset by a 35% decline in drug eluting stent volume resulting in an overall stent volume decrease of 7.2% for the three months ended June 30, 2007 compared to the same quarter of fiscal 2006.

•	We have also successfully renegotiated a number of managed care contracts during the course of this fiscal year, which has led to higher net revenue per admission.
     During the third quarter of fiscal 2007, we recognized unfavorable contractual adjustments of $0.4 million related to Medicare and Medicaid cost report settlements for prior periods. Similarly, during the third quarter of fiscal 2006, we recognized unfavorable contractual adjustments of $0.5 million related to Medicare and Medicaid cost report settlements for prior periods. In addition, during the three months ending June 30, 2006, we incurred $1.4 million of contractual allowance adjustments that decreased net revenue as a result of our calculation of amounts owed to us by Medicare under disproportionate share hospital (DSH) provisions for fiscal 2005 based on rates published in early August 2006. DSH amounts are provided to facilities that have a high proportion of Medicaid payors and the calculation of the amounts owed is based on formulas that incorporate the number of Medicaid days among other factors.
     Personnel expense. Personnel expense increased 7.2% to $59.3 million for the third quarter of fiscal 2007 from $55.4 million for the third quarter of fiscal 2006. The $3.9 million increase in personnel expense was primarily due to a $5.0 million increase for our hospital division offset by a $1.1 million reduction in share-based compensation.
     Personnel expense increased on an adjusted admissions basis by 7.2% to $3,946 for the third quarter of fiscal 2007 from $3,681 for the comparable period in the prior year. Further, excluding the share-based compensation, as a percentage of net revenue, personnel expense increased slightly to 30.5% for the third quarter of fiscal 2007 from 29.4% for the third quarter of fiscal 2006. This increase is mainly due to the annual cost of living wage adjustment as well as increasing healthcare costs and an increase in clinical contract labor.
     Medical supplies expense. Medical supplies expense decreased 0.4% to $50.3 million for the third quarter of fiscal 2007 from $50.5 million for the third quarter of fiscal 2006. On an adjusted admissions basis, medical supplies expense decreased to $3,338 per adjusted admission for the third quarter of fiscal 2007 compared to $3,392 per adjusted admission for the third quarter of fiscal 2006, which is a 1.6% decrease. As a percentage of net revenue, medical supplies expense decreased to 26.1% as compared to 27.7% for the three months ended June 30, 2007 and 2006, respectively.
     The decrease in medical supplies expense during the three months ended June 30, 2007 is mainly due to a change in procedural mix including a shift in stent volume from drug eluting stents to bare metal stents, and the result of our supply chain initiatives. The number of inpatient and outpatient drug eluting stent procedures decreased 35% during the third quarter of fiscal 2007 compared to the same quarter of fiscal 2006 offset by a 31% increase in the procedures which used bare metal stents, resulting in an overall stent volume decrease of 7.2%. Drug eluting stents carry a higher per unit cost than bare metal stents. In addition, we have successfully negotiated new contracts with several vendors that have contributed to a further reduction in medical supplies expense.
     Bad debt expense. Bad debt expense increased 14.7% to $15.9 million for the third quarter of fiscal 2007 from $13.8 million for the third quarter of fiscal 2006. As a percentage of net revenue, bad debt expense increased to 8.2% from 7.6% for the three months ended June 30, 2007 and 2006, respectively. This increase can be principally attributed to an increase in the number of self-pay adjusted admissions, an increase in acuity per self-pay visit, and the overall increase in self-pay patient revenue per adjusted admission. For the three months ended June 30, 2007, self-pay patient revenue made up 9.0% of our hospital division net revenue but only 8.2% for the comparable period in the prior year.
     Other operating expenses. Other operating expenses increased 6.6% to $37.7 million for the three months ended June 30, 2007 from $35.3 million for the three months ended June 30, 2006. As a percentage of net revenue, other operating expenses remained relatively flat when compared to the same period in fiscal 2006. The $2.4 million increase in other operating expenses was due to a $2.1 million increase in our hospital division and a $0.3 million increase associated with the management of our facilities by our corporate division. The current quarter increase in our hospital division’s other operating expenses can primarily be attributed to an increase in contract clinical services due to the growth in volume at several of our facilities as well as higher maintenance costs at some of our newer facilities as they have completed their third year of operations.
     Interest expense. Interest expense decreased 31.1% to $5.2 million for the third quarter of fiscal 2007 from $7.6 million for the third quarter of fiscal 2006. This $2.4 million decrease in interest expense is a direct result of the prepayment of debt at several of our facilities as well as the prepayment of our senior notes and senior secured notes.
     Interest and other income, net. Interest and other income, net, decreased to $1.8 million for the third quarter of fiscal 2007 from $3.0 million for the third quarter of fiscal 2006. The $3.0 million interest and other income, net, for the three months ended June 30, 2006 included the receipt of $2.0 million as a part of a settlement agreement related to a lawsuit. The proceeds received from the settlement were partially offset by $0.6 million of legal fees incurred related to the settlement.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates decreased to $1.2 million for the third quarter of fiscal 2007 from $1.4 million for the third quarter of fiscal 2006. Equity in net earnings of unconsolidated affiliates is comprised of earnings at the one hospital in which we hold less than a 50% interest, with the remainder being attributable to earnings in various MedCath Partners diagnostic ventures in which we hold less than a 50% interest.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries decreased to $3.9 million for the third quarter of fiscal 2007 from $4.7 million for the third quarter of fiscal 2006. This $0.8 million decrease was primarily due to the net decrease in earnings of certain of our established hospitals and MedCath Partners’ ventures which were allocated to our minority partners on a pro rata basis. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of June 30, 2007, we had remaining cumulative disproportionate loss allocations of approximately $22.6 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses depending on the results of operations of facilities with minority ownership interests. We could also be required to recognize disproportionate losses at our other facilities not currently in a disproportionate allocation position depending on their results of operations in future periods. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     Income tax expense. Income tax expense was $5.3 million for the third quarter of fiscal 2007 compared to $4.1 million for the third quarter of fiscal 2006, which represents an effective tax rate of approximately 38.1% and 40.8% for the respective periods. We experienced a favorable impact to our effective tax rate in the quarter as a result of work opportunity tax credits we were able to utilize in regions affected by Hurricane Katrina as well as the dilution of certain unfavorable permanent tax differences as a result of our increased income from continuing operations before income taxes and discontinued operations.
     Income (loss) from discontinued operations, net of taxes. During the fourth quarter of fiscal 2006, we sold our equity interest in Tucson Heart Hospital, and we decided to seek to dispose of our interest in Heart Hospital of Lafayette and we entered into a confidentiality and exclusivity agreement with a potential buyer. In February 2007, we, along with a group of local physicians and investors, entered into a letter of intent, subject to the fulfillment of certain conditions, including the physicians’ and investors’ arrangement of sufficient financing, which will result in the local group acquiring our interest in Heart Hospital of Lafayette and therefore owning 100% of the heart hospital. Accordingly, these hospitals are accounted for as discontinued operations.
Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Nine Months Ended June 30,
			Increase / Decrease		% of Net Revenue
	2007	2006	$	%	2007	2006
	(in thousands)
Net revenue	$560,319	$528,930	$31,389	5.9%	100.0%	100.0%
Operating expenses:
Personnel expense	177,869	172,878	4,991	2.9%	31.7%	32.7%
Medical supplies expense	149,129	148,362	767	0.5%	26.6%	28.0%
Bad debt expense	45,157	42,450	2,707	6.4%	8.1%	8.0%
Other operating expenses	111,439	106,489	4,950	4.6%	19.9%	20.1%
Depreciation	26,270	25,930	340	1.3%	4.7%	4.9%
Amortization	505	756	(251)	(33.2)%	0.1%	0.2%
Loss (gain) on disposal of property, equipment and other assets	1,047	(237)	1,284	541.8%	0.2%	—
Impairment of long-lived assets	—	451	(451)	(100.0)%	0.0%	0.1%

Total operating expenses	511,416	497,079	14,337	2.9%	91.3%	94.0%

Income from operations	48,903	31,851	17,052	53.5%	8.7%	6.0%
Other income (expenses):
Interest expense	(18,450)	(23,888)	5,438	22.8%	(3.3)%	(4.5)%
Loss on early extinguishment of debt	(5,142)	(1,370)	(3,772)	(275.3)%	(0.9)%	(0.3)%
Interest and other income, net	6,285	5,704	581	10.2%	1.1%	1.1%
Equity in net earnings of unconsolidated affiliates	4,095	3,883	212	5.5%	0.8%	0.7%

Total other expenses, net	(13,212)	(15,671)	2,459	15.7%	(2.3)%	(3.0)%

Income from continuing operations before minority interest, income taxes and discontinued operations	35,691	16,180	19,511	120.6%	6.4%	3.0%
Minority interest share of earnings of consolidated subsidiaries	(10,354)	(12,350)	1,996	16.2%	(1.9)%	(2.3)%

Income from continuing operations before income taxes and discontinued operations	25,337	3,830	21,507	561.5%	4.5%	0.7%
Income tax expense	10,642	1,609	9,033	561.4%	1.9%	0.3%

Income from continuing operations	14,695	2,221	12,474	561.6%	2.6%	0.4%
Loss from discontinued operations, net of taxes	(4,076)	(584)	(3,492)	(597.9)%	(0.7)%	(0.1)%

Net income	$10,619	$1,637	$8,982	548.7%	1.9%	0.3%

The following table presents selected operating data on a consolidated basis for the periods indicated:

	Nine Months Ended June 30,
	2007	2006	% Change
Selected Operating Data (a):
Number of hospitals	9	9
Licensed beds ( b )	580	580
Staffed and available beds ( c )	563	563
Admissions ( d )	30,740	31,415	(2.1)%
Adjusted admissions ( e )	41,943	40,808	2.8%
Patient days ( f )	105,601	104,287	1.3%
Adjusted patient days ( g )	143,348	135,505	5.8%
Average length of stay (days) ( h )	3.44	3.32	3.6%
Occupancy ( i )	68.7%	67.9%
Inpatients with a catheterization procedure (j)	15,463	16,137	(4.2)%
Inpatient surgical procedures (k)	8,055	8,093	(0.5)%
Hospital net revenue	$519,137	$485,031	7.0%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatients with a catheterization procedure represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Net revenue increased 5.9% or $31.4 million to $560.3 million for the nine months ended June 30, 2007 from $528.9 million for the nine months ended June 30, 2006. The increase was attributable to a $34.1 million increase for our hospitals offset by a $2.7 million decline in net revenue for our MedCath Partners and corporate and other divisions.
     The increase in our hospitals’ net revenue of $34.1 million was primarily a result of the following:
•	Adjusted admissions increased 2.8% and revenue per adjusted admission increased 4.1% for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006.

•	We have focused a significant amount of time and resources on the improvement of our clinical documentation process, both on an inpatient and outpatient basis. This focus has helped improve our reimbursement on a per unit basis in both areas.

•	We have also successfully renegotiated a number of managed care contracts during the course of this fiscal year, which has led to higher net revenue per admission.
     During the nine months ending June 30, 2007, we recognized net positive contractual adjustments to our net revenue of $2.0 million related to the filing of our 2006 Medicare cost reports as well as other Medicare and Medicaid settlement adjustments. By contrast, we recognized adjustments that decreased our net revenue by $3.5 million for prior period cost reports for the nine months ending June 30, 2006.

     Net revenue for the nine months ended June 30, 2007 was negatively impacted as a result of recording a $5.8 million reduction in net revenue for a portion of certain federal healthcare billings reimbursed in prior years. See Note 8 – Contingencies and Commitments.
     Personnel expense. Personnel expense increased 2.9% to $177.9 million for the first nine months of fiscal 2007 from $172.9 million for the first nine months of fiscal 2006. The $5.0 million increase in personnel expense was primarily due to a $13.5 million increase for our hospital division offset by an $8.5 million reduction in share-based compensation.
     On October 1, 2005, we adopted SFAS No. 123-R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Using this methodology and since all options are immediately vested, we recognized share-based compensation of $3.8 million and $12.4 million for the nine months ended June 30, 2007 and 2006, respectively. Due to the appointment of a new president and chief executive officer as well as a new chief operating officer, the issuance of stock options during the first nine months of fiscal 2006 was above normal historical activity.
     On an adjusted patient day basis, personnel expense increased by 2.8% to $1,156 per adjusted patient day for the nine months ended June 30, 2007 from $1,124 per adjusted patient day for the comparable period in the prior year. Further, excluding the share-based compensation, as a percentage of net revenue, personnel expense increased to 31.1% for the first nine months of fiscal 2007 from 30.3% for the first nine months of fiscal 2006. This increase is mainly due to cost of living wage adjustments made during the first quarter of fiscal 2007.
     Medical supplies expense. Medical supplies expense increased 0.5% to $149.1 million for the nine months ended June 30, 2007 from $148.4 million for the nine months ended June 30, 2006. However, on an adjusted admissions basis, medical supplies expense declined 1.3% from $3,363 for the first nine months of fiscal 2006 to $3,319 for the first nine months of fiscal 2007 and as a percentage of net revenue, medical supplies expense decreased to 26.6% from 28.0% for the comparable periods. This decrease can primarily be attributable to the decreased volume during the period as well as the change in procedural mix including a shift in stent volume from drug eluting stents to bare metal stents.
     Bad debt expense. Bad debt expense increased 6.4% to $45.2 million for the first nine months of fiscal 2007 from $42.5 million for the first nine months of fiscal 2006. As a percentage of net revenue, bad debt expense remained flat when compared to the same period in fiscal 2006. The majority of the increase in bad debt expense was incurred in our hospital division as self-pay patient revenue made up 9.4% of hospital division net revenue for the nine months ended June 30, 2007 as compared to 7.7% for the nine months ended June 30, 2006 coupled with an increase in the average charge per admission. The increase in average charge is due in part to our improved clinical documentation process and an increase in the average length of stay.
     Other operating expenses. Other operating expenses increased 4.6% to $111.4 million for the nine months ended June 30, 2007 from $106.5 million for the nine months ended June 30, 2006. As a percentage of net revenue, other operating expenses decreased slightly to 19.9% for the first nine months of fiscal 2007 from 20.1% for the comparable period in fiscal 2006. Of the $4.9 million increase in other operating expenses, approximately $6.6 million was incurred in our hospital division and was offset by a $1.7 million reduction in expense for our MedCath Partners division and our corporate office expenses. The $6.6 million increase for our hospital division is partly due to the temporary suspension of procedures and admissions at Arizona Heart Hospital as a result of water damage incurred from a fire at the facility during the first quarter of fiscal 2006. During fiscal 2007, we have experienced an increase in contract services due to the growth in volume at several of our facilities as well as increased maintenance costs at our hospitals as machinery warranties have expired at several of our facilities.
     Interest expense. Interest expense decreased 22.8% to $18.5 million for the first nine months of fiscal 2007 from $23.9 million for the first nine months of fiscal 2006. This $5.4 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt as we repurchased approximately $36.2 million of our senior notes, repaid $21.2 million of our REIT loan at one of our facilities, repaid $11.1 million of our equipment loan at another of our facilities, and repaid $39.9 million of our senior secured credit facility during the nine month period ended June 30, 2007.
     Loss on early extinguishment of debt. Loss on early extinguishment of debt increased to $5.1 million for the nine months ended June 30, 2007 from $1.4 million for the nine months ended June 30, 2006. During the first nine months of fiscal 2007, this loss consisted of a $3.5 million repurchase premium and the write off of approximately $1.0 million of deferred loan acquisition costs related to the prepayment of a portion of our senior notes in December 2006. We also incurred $0.5 million in deferred loan acquisition costs in the first nine months of fiscal 2007 related to the prepayment of $39.9 million of our senior secured credit facility. During the first nine months of fiscal 2006, we expensed approximately $1.4 million of deferred loan acquisition costs related to the prepayment of $58.0 million of the outstanding balance of our senior secured credit facility and the prepayment of $11.9 million of our senior notes.
     Interest and other income, net. Interest and other income, net, increased to $6.3 million for the first nine months of fiscal 2007 from $5.7 million for the first nine months of fiscal 2006. During the nine month period ended June 30, 2006, we received $2.0 million as a part of a settlement agreement related to a lawsuit. The proceeds received from the settlement were offset in part by $0.6 million of legal fees incurred related to the settlement. Excluding this net receipt of $1.4 million, interest and other income, net, increased $2.0 million for the nine months ended June 30, 2007 from the comparable period. This increase is due to higher interest earned on available cash and cash equivalents during the comparable periods, as well as higher rates of return on our short-term investments.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased to $4.1 million for the first nine months of fiscal 2007 from $3.9 million for the first nine months of fiscal 2006. The increase is attributable to growth in earnings at the one hospital in which we hold less than a 50% interest, with the remainder being attributable to growth in earnings in various MedCath Partners’ diagnostic ventures in which we hold less than a 50% interest.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries was $10.4 million for the nine months ended June 30, 2007 as compared to $12.4 million for the same period in fiscal 2006. This $2.0 million decrease was primarily due to the net decrease in earnings of certain of our established hospitals which were allocated to our minority partners on a pro rata basis. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of June 30, 2007, we had remaining cumulative disproportionate loss allocations of approximately $22.6 million that we may recover in future periods. However, we may be required to recognize additional disproportionate losses depending on the results of operations of facilities with minority ownership interests. We could also be required to recognize disproportionate losses at our other facilities not currently in a disproportionate allocation position depending on their results of operations in future periods. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     Income tax expense. Income tax expense increased to $10.6 million for the first nine months of fiscal 2007 from $1.6 million for the first nine months of fiscal 2006, which represents an effective tax rate of approximately 42.0% for both periods.
     Loss from discontinued operations, net of taxes. During the fourth quarter of fiscal 2006, we sold our equity interest in Tucson Heart Hospital, and we decided to seek to dispose of our interest in Heart Hospital of Lafayette and we entered into a confidentiality and exclusivity agreement with a potential buyer. In February 2007, we, along with a group of local physicians and investors, entered into a letter of intent, subject to the fulfillment of certain conditions, including the physicians’ and investors’ arrangement of sufficient financing, which will result in the local group acquiring our interest in Heart Hospital of Lafayette and therefore owning 100% of the heart hospital. Accordingly, these hospitals are accounted for as discontinued operations.
     In accordance with SFAS No. 144, the Company evaluated the carrying value of the long-lived assets related to Heart Hospital of Lafayette and determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded in accordance with SFAS No. 144 during the first quarter of fiscal 2007. At March 31, 2007 and June 30, 2007, it was determined that the carrying value approximated fair value and no further impairment was necessary.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital was $193.4 million at June 30, 2007 and $197.3 million at September 30, 2006. The decrease of $3.9 million in working capital primarily resulted from a decrease in cash and cash equivalents, which was partially offset by an increase in accounts receivable and a decrease in the current portion of long-term debt and obligations under capital leases of $34.9 million. The change in accounts receivable was driven by overall operations, as further described below. The decrease in the current portion of long-term debt and obligations under capital leases is primarily the result of payments in the amounts of $21.2 million and $11.1 million to pay off a REIT loan and an equipment loan, respectively, at two of our facilities and the repayment of the remaining $39.9 million due under our senior secured credit facility. The REIT loan matured in December 2006; therefore, the entire balance was considered current at September 30, 2006. Further, at September 30, 2006, we had received a waiver for a covenant violation related to the equipment loan; however, since it was our intent to pay the total outstanding balance of the equipment loan during fiscal 2007, the entire balance of the equipment loan was included in the current portion of long-term debt and obligations under capital leases as of September 30, 2006.
     During the three months ended March 31, 2007, we reversed a reserve of $2.2 million that was originally recorded to account for outlier payments that had been received in 2003 from one of our Medicare fiscal intermediaries. These outlier payments had previously been reserved since, although changes to the outlier formula became effective in August 2003, the fiscal intermediary continued to pay us at amounts calculated under the historical formula until April 2004. During the second quarter of fiscal 2007, we were informed by the fiscal intermediary that outlier payments received prior to January 1, 2004 would not be disputed. At June 30, 2007, we continue to carry a reserve of $8.5 million for outlier payments received in 2004.
     During July 2007, the Company completed a recapitalization of Harlingen Medical Center (HMC). Following the recapitalization, HMC is owned 36.0% by MedCath, 32.1% by Valley Baptist Medical Center and 31.9% by local physician investors and the real estate is held in a newly formed entity, HMC Realty, LLC, of which the Company owns 36.1%. Prior to the conversion, HMC had approximately $12.5 million in debt outstanding with MedCath, $1.5 million of which was repaid via the recapitalization; thus, MedCath converted $11.0 million into an equity interest in HMC and HMC Realty, LLC. Valley Baptist Medical Center converted $20.0 million of debt outstanding with HMC into its equity interest in HMC and HMC Realty, LLC.

     The cash provided by operating activities of continuing operations was $48.6 million and $51.5 million for the first nine months of fiscal 2007 and 2006, respectively. The $2.9 million decrease can be primarily attributed to an increase in accounts receivable due to a reduction in cash collections on patient accounts as a result of a mandatory billing system conversion which occurred during the third quarter of fiscal 2007 and had a temporary impact on the billing cycle. In addition, self-pay patient revenue has increased for the nine month period ending June 30, 2007 compared to the comparable period in the prior year.
     Our investing activities from continuing operations used net cash of $17.9 million for the first nine months of fiscal 2007 compared to net cash used of $21.9 million for the first nine months of fiscal 2006. The cash used by investing activities in the first nine months of fiscal 2007 and 2006 was primarily for capital expenditures for the comparable periods.
     Our financing activities from continuing operations used net cash of $79.4 million for the first nine months of fiscal 2007 compared to net cash used of $25.5 million for the first nine months of fiscal 2006. The $79.4 million of net cash used for financing activities for the first nine months of fiscal 2007 is primarily a result of distributions to minority partners and the repayments of long-term debt and obligations under capital leases, including a payment of $39.9 million to pay off our senior secured credit facility, a payment of $21.2 million to pay off one of our facility’s REIT loans, which matured in December 2006, and a payment of $11.1 million to pay off the equipment loan at another of our facilities. Further, during the nine months ended June 30, 2007, we completed a secondary public offering in which we sold an additional 1.7 million shares of common stock. The proceeds from this offering were used to prepay $36.2 million of our senior notes. The $25.5 million of net cash used for financing activities for the first nine months of fiscal 2006 is a result of distributions to minority partners and the repayments, net of borrowings, of long-term debt and obligations under capital leases. Further, during the nine months ended June 30, 2006, Harlingen Medical Center issued $60.0 million of long-term debt to various third parties. The proceeds from the issuance of this debt, net of loan acquisition costs, were used to prepay $58.0 million of our senior secured credit facility. In addition, in connection with sale of The Heart Hospital of Milwaukee and as stipulated by the indenture governing our senior notes, during the nine months ended June 30, 2006 we offered to repurchase up to $30.3 million of senior notes. The tender offer for the notes expired during the period and we accepted for purchase and paid for $11.9 million principal amount of notes tendered prior to the expiration of the tender offer. The remainder of the payments were made in accordance with the scheduled payment terms.
     Capital Expenditures. Expenditures for property and equipment for the first nine months of fiscal years 2007 and 2006 were $19.4 million and $23.0 million, respectively. For both periods, our capital expenditures were principally focused on improvements to and expansion of existing facilities. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
     Obligations and Availability of Financing. At June 30, 2007, we had $212.9 million of outstanding debt, $4.2 million of which was classified as current. Of the outstanding debt, $102.0 million was outstanding under our 9 7/8 % senior notes and $109.7 million was outstanding to lenders to our hospitals. The remaining $1.2 million of debt was outstanding to lenders for MedCath Partners’ diagnostic services under capital leases and other miscellaneous indebtedness. No amounts were outstanding to lenders under our $100.0 million revolving credit facility at June 30, 2007. At the same date, however, we had letters of credit outstanding of $1.7 million, which reduced our availability under this facility to $98.3 million.
     During the nine months ended June 30, 2007, we sold 1.7 million shares of common stock to the public. The $39.7 million in net proceeds from this offering were used to repurchase approximately $36.2 million of our outstanding senior notes and to pay approximately $3.5 million of associated premiums and expenses associated with the note repurchase.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At June 30, 2007, we were in violation of a financial covenant under an $8.6 million equipment loan to Heart Hospital of Lafayette, which is guaranteed by MedCath. Heart Hospital of Lafayette is classified as a discontinued operation. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the consolidated balance sheet as of June 30, 2007. We anticipate continuing to be in violation of this covenant in future periods. The Company was in compliance with all other covenants in the instruments governing its outstanding debt at June 30, 2007.
     At June 30, 2007, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
     We believe that internally generated cash flows and available borrowings under our senior secured credit facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
     Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of June 30, 2007 was $274.6 million.

     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 7 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 3 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 6.31% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at June 30, 2007 was 8.17%.
     We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.
     We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we typically sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of June 30, 2007 and September 30, 2006, we held $54.0 million and $55.5 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.
Forward-Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2006, before making an investment decision with respect to our debt and equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.
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
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2007, that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
     Information concerning certain risks and uncertainties appears under the heading “Forward-Looking Statements” in Part I, Item 2 of this report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2006. You should carefully consider these risks and uncertainties before making an investment decision with respect to our debt and equity securities. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.
     During the period covered by this report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006 or filings subsequently made with the Securities and Exchange Commission, except as discussed below.
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

     The Ways and Means Committee of the United States House of Representatives, as part of a bill to expand the State Children’s Health Insurance Program, or SCHIP, has included new amendments to the Medicare statue. One amendment would limit physician hospital ownership for the whole hospital and rural provider exceptions under the Stark Law to hospitals that had a Medicare provider agreement in effect on July 24, 2007. These hospitals would continue to be exempt from the prohibition on self referral provided there is no increase in the number of operating rooms and beds after the date of enactment. In addition, in order for existing hospitals to continue to satisfy the whole hospital exception, the aggregate physician ownership would be limited to 40% of value of the investment interest held in the hospital and any individual physician owner could not exceed two percent of the total investment interests held in the hospital or in any entity whose assets include the hospital. These hospitals would have 18 months to modify their physician ownership to meet these new requirements, if enacted. A similar bill being considered by the Finance Committee of the United States Senate does not contain a similar amendment. The President has advised the Senate Finance Committee and the House Ways and Means Committee that he would veto the expansion of SCHIP as proposed. However, there can be no assurance that the above provisions, or some variation thereof, would not be enacted into law at some point.
     On July 12, 2007, the Centers for Medicare & Medicaid Services, or CMS, proposed revisions to the Medicare physician fee schedule for fiscal year 2008. In addition to adjustments to physician payments, the proposal contains several suggested changes and solicitation of comments regarding the Stark Law. In particular, the proposed rule would no longer treat under arrangements between hospitals and physician-owned entities as compensation and not ownership relationships. Specifically, the proposal would revise the definition of “entity” under the Stark Law to include not only the entity billing for the service (as is the current regulation), but also the entity that has performed the designated health service. If the proposed rule is enacted in its current form, physician-owned joint venture entities deemed to be performing designated health services would only be protected by satisfying an appropriate ownership, rather than compensation, Stark Law exception. Additionally, while CMS believes this proposed approach is appropriate, the agency is soliciting comments on whether an approach developed by the Medicare Payment Advisory Commission, or MedPAC, either alone or in conjunction with CMS’s approach, is more appropriate. The MedPAC approach would expand the definition of physician ownership under the Stark Law to include interests in an entity that derives a substantial portion of its revenue from a provider of designated health services.
     Possible amendments to the Stark Law, the federal anti-kickback law or other applicable regulations, including the proposed amendments to SCHIP and the CMS proposal described above, could require us to change or adversely impact the manner in which we establish relationships with physicians to develop and operate a hospital, as well as our other business relationships such as joint ventures and physician practice management arrangements. We rely on the whole hospital exception in structuring our hospital ownership relationships with physicians. There can be no assurance that future legislation will not seek to further restrict or eliminate the whole hospital exception. Any such legislation could adversely affect our business and cause us to reorganize our relationships with physicians. Moreover, many states in which we operate also have adopted, or are considering adopting, similar or more restrictive physician self-referral laws. Some of these laws prohibit referrals of patients by physicians in certain cases and others require disclosure of the physician’s interest in the healthcare facility if the physician refers a patient to the facility. Some of these state laws apply even if the payment for care does not come from the government.

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

MEDCATH CORPORATION
Dated: August 2, 2007	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JAMES E. HARRIS
James E. Harris Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey Vice President — Controller (principal accounting officer)