Form 10-K
period 2007-09-30
MEDCATH CORP
filed 2007-12-14
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

As of December 12, 2007 there were 21,272,644 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 31, 2007 was approximately $362.7 million (computed by reference to the closing sales price of such stock on the Nasdaq Global Market® on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on March 5, 2008 are incorporated by reference into Part III of this Report.

MEDCATH CORPORATION

FORM 10-K

i

MARKET, RANKING AND OTHER DATA

We make reference in this report to reports prepared by The Lewin Group, a nationally recognized consultant to the health and human services industries. In 1999, we engaged The Lewin Group to determine how cardiac care services provided in our hospitals compared on measures of patient severity, quality and community impact to cardiac services provided in peer community hospitals across the United States that perform open-heart surgery. The study, which has been updated annually, analyzed publicly available Medicare data for federal fiscal years 2000 through 2006 using an all patient refined-diagnosis related group cardiac mix index. Cardiac case mix index calculations were based on Medicare discharges and were calculated using the general approach used by the Centers for Medicare and Medicaid Services. Quality of care was measured through an analysis of in-hospital mortality, average length of stay, discharge destination and patient complications.

FORWARD-LOOKING STATEMENTS

Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report include, among others, statements about the following:

•	the impact of federal and state healthcare reform initiatives,

•	changes in Medicare and Medicaid reimbursement levels,

•	unanticipated delays in achieving expected operating results at our newer hospitals,

•	difficulties in executing our strategy,

•	our relationships with physicians who use our facilities,

•	competition from other healthcare providers,

•	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our facilities,

•	our information systems,

•	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

•	liabilities and other claims asserted against us,

•	changes in medical devices or other technologies, and

•	market-specific or general economic downturns.

Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors before making an investment decision with respect to our debt and equity securities.

Unless otherwise noted, the following references in this report will have the meanings below:

•	the terms the “Company,” “MedCath,” “we,” “us” and “our” refer to MedCath Corporation and its consolidated subsidiaries; and

•	references to fiscal years are to our fiscal years ending September 30. For example, “fiscal 2007” refers to our fiscal year ended September 30, 2007.

A copy of this report, including exhibits, is available on the internet site of the Securities and Exchange Commission at http://www.sec.gov or through our website at http://www.medcath.com.

ii

PART I

Item 1.	Business

Overview

We were incorporated in Delaware in 2001 as a healthcare provider and are focused primarily on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We opened our first hospital in 1996 and currently have ownership interests in and operate 11 hospitals, including nine in which we own a majority interest. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a focus on cardiovascular care. Each of our hospitals has a 24-hour emergency room staffed by emergency department physicians. The hospitals in which we have ownership interests have a total of 667 licensed beds and are located in predominantly high growth markets in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas. We are currently developing a new acute care hospital in Kingman, Arizona which we expect to open in Fall 2009. This hospital is designed to accommodate a total of 106 licensed beds and will initially open with 70 licensed beds.

In addition to our hospitals, we currently own and/or manage 25 cardiac diagnostic and therapeutic facilities. Nine of these facilities are located at hospitals operated by other parties and one of these facilities is located at a hospital in which we own a minority interest. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining 11 facilities are not located at hospitals and offer only diagnostic procedures. Effective January 1, 2007, we renamed our diagnostics division “MedCath Partners.” See Note 19 to our consolidated financial statements in Item 8 of this report for financial information by segment.

We believe our facilities provide superior clinical outcomes, which, together with our ability to provide management capabilities and capital resources, positions us to expand upon our relationships with physicians and community hospitals to increase our presence in existing and new markets. Specifically, we plan to increase our revenue and income from operations through a combination of:

•	improved operating performance at our existing facilities;

•	increased capacity and expanded scope of services provided at certain of our existing hospitals;

•	the development of new relationships with physicians in certain of our existing markets;

•	the establishment of new ventures with physicians in new markets; and

•	selective evaluation of acquisitions of specialty and general acute care facilities.

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

We maintain an Internet website at www.medcath.com that investors and interested parties can access, free-of-charge, to obtain copies of all reports, proxy and information statements and other information that the Company submits to the SEC as soon as reasonably practicable after we electronically submit such material to the SEC. This information includes copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

Our Strengths

Superior Clinical Outcomes.  We believe our hospitals, on average, provide more complex cardiac care, achieve lower mortality rates and a shorter average length of stay, adjusted for patient severity of illness, as compared to our competitors. Since 1999, we have engaged The Lewin Group, a national health and human services consulting group, to conduct a study on cardiovascular patient outcomes based on Medicare hospital inpatient discharge data. The Lewin study, which is updated annually, has consistently concluded that, on average, we treat a more complex mix of cardiac cases as measured by the Medicare case mix index, and our hospitals have lower mortality rates and shorter length of stay, adjusted for severity, for cardiac cases, than peer community hospitals. Specifically, the most recent Lewin study, which is based on 2006 Medicare reimbursement data, concluded that when compared to peer community hospitals, our hospitals, on average and adjusted for severity, had a 21.7% higher case mix for cardiac patients, exhibited a 31.6% lower mortality rate for cardiac cases, and had a shorter length of stay for cardiac cases at 3.26 days as compared to 4.50 days. We believe quality of care is becoming increasingly important in government reimbursement. We continuously monitor quality of care standards to meet and exceed expectations.

Leading Local Market Positions in Growing Markets.  Of our majority-owned hospitals that have been open for at least three years, all eight are ranked number one or two in the local market based on procedures performed in our core business diagnosis-related group (DRG), as reported by Solucient, a leading source of healthcare business information, based on 2006 MedPar data. Historically, 90% to 95% of patients treated in our hospitals reside in markets where the population of those 55 years and older, the primary recipients of cardiac care services, is anticipated to increase on average by 17.6%, from 2007 to 2012, versus the national average of 16.1%, according to U.S. census data.

Efficient Quality Care Delivery Model.  Our hospitals have innovative facility designs and operating characteristics that we believe enhance the quality of patient care and service and improve physician and staff productivity. The innovative characteristics of our hospital designs include:

•	fully-equipped patient rooms capable of providing the majority of services needed during a patient’s entire length of stay;

•	centrally located inpatient ancillary services that reduce the amount of transportation patients must endure;

•	focus on resource allocation and care management through the use of protocols for more consistent and predictable outcomes and expenses.

We believe our care delivery model leads to a high level of patient satisfaction and quality care. We selected NRC Picker to administer our inpatient satisfaction surveys as of January 1, 2006. We have performed well when compared to the NRC Picker Comparative Group with an overall rating of our hospitals of 82.6% compared to 59.9%. Our overall hospital rating increased to 85.1% during our second quarter of fiscal 2007 compared to 64.5%.

Proven Ability to Partner with Physicians.  We partner with physicians and share capital commitments in all of our hospitals and many of our cardiac diagnostic and therapeutic facilities. Physicians practicing at our hospitals participate in shared governance where decisions are made on a wide range of strategic and operational matters, such as development of clinical care protocols, patient procedure scheduling, development of hospital formularies, selection of vendors for high-cost supplies and devices, review of annual operating budgets and significant capital expenditures. The opportunity to have a role in how our hospitals are managed empowers physicians and encourages them to share new ideas, concepts and practices. We attribute our success in partnering with physicians to our ability to develop and effectively manage facilities in a manner that promotes physician productivity, satisfaction and professional success while enhancing the quality and efficiency of patient care services that we provide.

Established Relationships with Community Hospital Systems.  We have management and partnership arrangements with community hospital systems in many of our cardiac diagnostic and therapeutic facilities, and in certain of our hospitals. We attribute our success in establishing relationships with community hospital systems to our proven ability to work effectively with physicians and deliver quality health care. As community hospital systems seek to enhance their networks for patient access and reputation for providing quality health care and physician relationships, we believe they will continue to seek alliances and partnerships with other entities in order to accomplish these goals. This partnership approach provides benefits to us in the form of further sharing of capital commitments and enhanced access to managed care relationships. Because of our experience in focused care, quality outcomes and partnering with physicians, we believe we offer expertise that differentiates us in the provider community.

Strong Management Team.  Our management team has extensive experience and relationships in the healthcare industry. Our president and chief executive officer, O. Edwin French, was appointed to this position in February 2006 and has over 39 years of experience in the healthcare industry, most recently serving as president of the Acute Care Hospital Division for Universal Health Services. In March 2006, Phillip J. Mazzuca was named chief operating officer and brings with him over two decades of proprietary hospital operations experience either as chief executive officer or with divisional operations responsibilities. James E. Harris has been our executive vice president and chief financial officer since 1999.

Our Strategy

Key components of our strategy include:

Improve Operating Performance at Our Existing Facilities.  In markets where we have well-established hospitals and cardiac diagnostic and therapeutic facilities, we intend to continue to focus on strengthening management processes and systems in an effort to improve operating performance. We will seek to:

•	improve labor efficiencies by staffing to patient volumes and clinical needs;

•	proactively manage the delivery of health care to achieve appropriate and efficient lengths of stay through the application of technology, medicines, and other resources which have a positive impact on the quality and cost of health care;

•	control supplies expense through more favorable group purchasing arrangements and inventory management;

•	focus efforts on the management of bad debt through improvement in our registration process and upfront collections as well as continued refinement of our business office operations after discharge;

•	consolidate the purchased services contracts for all of our facilities to achieve better pricing; and

•	improve the systems related to patient registration, billing, collections and managed care contracting to improve revenue cycle management.

Increase Patient Capacity and Expand Services at Existing Hospitals.  We intend to invest in our facilities to build out existing capacity and broaden the scope of services provided based on the needs of the communities we serve. We believe demand exists in certain of our existing markets to support the development of currently unutilized space within our existing facilities. We are currently adding 28 beds to our Arkansas Heart Hospital at an estimated cost of $2.8 million and we expect to invest between $15 million and $20 million over the next 18 to 24 months to increase the number of licensed beds in certain of our existing facilities by 107 beds. We believe capital investments to expand capacity in our existing facilities represents an attractive return on invested capital and enables us to better leverage our existing fixed asset base. We expect execution of this strategy will allow us to increase patient volume, improve operating efficiency and better utilize fixed operating costs while maintaining our quality of care.

Furthermore, to increase occupancy and utilization at our hospitals, we intend to expand the scope of procedures performed in certain of our facilities. While we continue to operate some of our facilities with a primary focus on serving the unique needs of patients suffering from cardiovascular disease, we believe we will be able to expand our quality of care service offerings and improve the performance of our facilities by utilizing our expertise in partnering with physicians and operating hospitals by broadening our services to include other high acuity surgical and medical services.

Develop New Relationships with Physicians in Our Existing Markets.  We intend to develop new relationships with physicians to strengthen our competitive position in certain of our existing markets. We believe that our relationships with physicians who have a reputation for clinical excellence gives us important insights into the operation and management of our facilities and provides further motivation to provide quality, cost-effective healthcare. Further, as we strengthen our market position, we believe we will improve our ability to develop favorable managed care relationships with, and market the quality of our services to, the communities we serve. We believe this focus on the provision of quality healthcare will continue to increase patient volume.

Pursue Growth Opportunities in New Markets with Physicians and Community Hospital Systems.  We will pursue growth opportunities in new markets by partnering with physicians and community hospital systems. These opportunities are expected to continue our historic focus on providing inpatient and outpatient cardiovascular care while also broadening our services to include other high acuity surgical and medical services. Community hospital systems often have limited access to the resources needed to invest in certain services, including cardiology. We believe that as a result of these limitations, our record of success in providing quality cardiovascular care, partnering with physicians and community hospital systems, and providing capital resources interests many other physicians and community hospital systems in partnering with us to provide cardiovascular care services and/or other surgical and medical services. During the fourth quarter of fiscal 2007, we announced plans to develop a 105 bed general acute care hospital in Kingman, Arizona, which we expect to open in Fall 2009.

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

Our Hospitals

We currently have ownership interests in and operate 11 hospitals and have one hospital under development. The following table identifies key characteristics of these hospitals.

		MedCath		Licensed		Cath	Operating
Hospital	Location	Ownership	Opening Date	Beds		Labs	Rooms

Arkansas Heart Hospital	Little Rock, AR	70.3%	March 1997	84		6	3
Arizona Heart Hospital	Phoenix, AZ	70.6%	June 1998	59		3	4
Heart Hospital of Austin	Austin, TX	70.9%	January 1999	58		6	4
Dayton Heart Hospital	Dayton, OH	66.5%	September 1999	47		4	3
Bakersfield Heart Hospital	Bakersfield, CA	53.3%	October 1999	47		4	3
Heart Hospital of New Mexico	Albuquerque, NM	72.0%	October 1999	55		4	3
Avera Heart Hospital of South Dakota(1)	Sioux Falls, SD	33.3%	March 2001	55		3	3
Harlingen Medical Center(1)	Harlingen, TX	36.0%	October 2002	112		2	10
Louisiana Medical Center and Heart Hospital(2)	St. Tammany Parish, LA	89.2%	February 2003	58		3	4
Texsan Heart Hospital	San Antonio, TX	51.0%	January 2004	60		4	4
Heart Hospital of Lafayette(3)	Lafayette, LA	51.0%	March 2004	32		2	2
Hualapai Mountain Medical Center(4)	Kingman, AZ	79.2%	(September 2009)	70	(5)	2	4

(1)	Avera Heart Hospital of South Dakota and Harlingen Medical Center are the only hospitals in which we do not have a majority ownership interest as of September 30, 2007. We use the equity method of accounting for these hospitals, which means that we include in our consolidated statements of operations only a percentage of the hospitals’ reported net income (loss) for each reporting period. Harlingen Medical Center was consolidated prior to July 2007 and is included in the consolidated statements of operations for the years ended September 30,

2005 and 2006 and for the first three quarters of fiscal 2007 and was included in the consolidated balance sheet as of September 30, 2006 as a consolidated hospital.

(2)	We are currently expanding Louisiana Medical Center and Heart Hospital by 120 general acute care beds. After expansion, the hospital will contain capacity for 178 private rooms.

(3)	Based upon our review of the long-term outlook for Heart Hospital of Lafayette, we decided to seek to dispose of our interest in the facility and entered into a confidentiality and exclusivity agreement with a potential buyer during the fourth quarter of fiscal 2006. Subsequent to September 30, 2007, we completed the disposition of Heart Hospital of Lafayette to the Heart Hospital of Acadiana. Heart Hospital of Acadiana is co-owned by Our Lady of Lourdes, a Lafayette, Louisiana community hospital and local physicians.

(4)	This hospital is under development and is expected to open in the month indicated.

(5)	Hualapai Mountain Medical Center is designed to accommodate 106 inpatient beds, but will initially open with 70 licensed beds.

Before designing and constructing our first hospital, we consulted with our physician partners to analyze the operations, facilities and work flow of existing hospitals and found what we believed to be many inefficiencies in the way cardiovascular care was provided in existing hospitals. Based upon this analysis and our physician partners input, we designed a hospital that we believed would enhance physician and staff productivity and allow for the provision of patient-focused care. Using subsequent operating experience and further input from physicians at our other hospitals, we have refined our basic hospital layout to enable us to combine site selection, facility size and layout, staff and equipment to deliver quality high acuity care and will continue to do so at our existing facilities.

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

Managed Diagnostic and Therapeutic Facilities.  Currently we own and/or manage the operations of 25 cardiac diagnostic and therapeutic facilities. The following table provides information about these facilities.

				MedCath
				Management	Termination
				Commencement	or Next
		MedCath		(Expected Opening)	Renewal
Facility/Entity	Location	Ownership		Date(3)	Date

Joint Ventures:
Cape Cod Cardiology Services, LLC	Hyannis, MA	51%		1995	Dec. 2015
Greensboro Heart Center, LLC	Greensboro, NC	51%		2001	July 2031
Center for Cardiac Sleep Medicine, LLC(1)	Lacombe, LA	51%		2004	Dec. 2013
Blue Ridge Cardiology Services, LLC(1)	Morganton, NC	50%		2004	Dec. 2014
Managed Ventures:
Cardiac Testing Centers, PA	Summit & Springfield, NJ	100	%(2)	1992	June 2022
Sun City Cardiac Center, Inc.(1)	Sun City, AZ	60	%(2)	1992	Oct. 2032
Heart Institute of Northern Arizona, LLC(1)	Kingman, AZ	100	%(2)	1994	Dec. 2034
Falmouth Hospital(1)	Falmouth, MA	100	%(2)	2002	May 2009
Johnston Memorial Hospital	Smithfield, NC	100	%(2)	2002	Aug. 2008
Watauga Medical Center(1)	Boone, NC	100	%(2)	2003	June 2009
Margaret R. Pardee Memorial Hospital(1)	Hendersonville, NC	100	%(2)	2004	Oct. 2012
Duke Health Raleigh Hospital(1)	Raleigh, NC	100	%(2)	2006	Dec. 2012
Caldwell Cardiology Services	Lenoir, NC	100	%(2)	2006	Mar. 2012
Neurology Associates of the Carolinas(1)	Matthews, NC	100	%(2)	2006	May 2009
Harlingen Sleep Center(1)	Harlingen, TX	100	%(2)	2006	June 2010
Southern Virginia Regional Medical Center(1)	Emporia, VA	100	%(2)	2006	Sept. 2011
Professional Services Agreements:
Greater Philadelphia Cardiology Assoc., Inc.	Philadelphia, PA	100	%(2)	2002	June 2012
PMA Nuclear Center(1)	Newburyport & Haverhill, MA	100	%(2)	2003	Nov. 2008
VNC Sleep(1)	Annandale, VA	100	%(2)	2004	Dec. 2008

(1)	Our management agreement with each of these facilities includes an option for us to extend the initial term at increments ranging from one to 10 years, through an aggregate of up to an additional 40 years for some of the facilities.

(2)	The ownership interest refers to our ownership in the entities that have entered into, and provided services to, the facilities under management services agreements or professional services agreements.

(3)	Calendar year.

Our management services generally include providing all non-physician personnel required to deliver patient care and the administrative, management and support functions required in the operation of the facility. The physicians who supervise or perform diagnostic and therapeutic procedures at these facilities have complete control over the delivery of cardiovascular healthcare services. The management agreements for each of these centers generally have an extended initial term and several renewal options ranging from one to 10 years each. The physicians and hospitals with which we have contracts to operate these centers may terminate the agreements under certain circumstances. We may terminate most of these agreements for cause or upon the occurrence of specified material adverse changes in the business of the facilities. We intend to develop with hospitals and physician groups, or acquire contracts to manage, additional diagnostic and therapeutic facilities in the future.

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

Ultrafast computerized tomography:  a test which can detect the buildup of calcified plaque in coronary arteries before the patient experiences any symptoms.

Employees

As of September 30, 2007, we employed 3,444 persons, including 2,501 full-time and 943 part-time employees. None of our employees is a party to a collective bargaining agreement and we consider our relationships with our employees to be good. There currently is a nationwide shortage of nurses and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate our hospitals and other facilities.

We do not currently employ any practicing physicians at any of our hospitals or other facilities. Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Any licensed physician — not just our physician partners — may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by the hospital’s medical staff and governing board in accordance with established credentialing criteria.

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

On August 22, 2007, CMS issued its final inpatient hospital prospective payment system rule for fiscal year 2008, which begins October 1, 2007. The final rule continues major DRG reforms designed to improve the accuracy of hospital payments. As introduced in the fiscal year 2007 final rule, CMS will continue to use hospital costs rather than charges to set payment rates. For fiscal year 2008, hospitals will be paid based upon a blend of 1/3 charge-based weights and 2/3 hospital cost-based weights for DRGs. Additionally, CMS adopted its proposal to restructure the current 538 DRGs to 745 MS-DRGs (severity-adjusted DRGs) to better recognize severity of patient illness. These MS-DRGs will be phased in over a two-year period..

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

The Medicare Modernization Act and Other Healthcare Reform Initiatives

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Modernization Act) made significant changes to the Medicare program, particularly with respect to the coverage of prescription drugs. These modifications also include provisions affecting Medicare coverage and reimbursement to general acute care hospitals, as well as other types of providers.

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

Certification.  In order to participate in the Medicare and Medicaid programs, each provider must meet applicable regulations of the Department of Health and Human Services (HHS) and similar state entities relating to, among other things, the type of facility, equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. As part of such participation requirements and effective October 1, 2007, all physician-owned hospitals are required to provide written notice to patients that the hospital is physician-owned. Additionally, as part of a patient safety measure, all Medicare-participating hospitals must provide written notice to patients if a doctor is not present in the hospital 24 hours per day, 7 days a week. All our hospitals and our diagnostic and therapeutic facilities are certified to participate in the Medicare and Medicaid programs.

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

As noted above, the Stark Law prohibits a physician who has a financial relationship with an entity from referring Medicare or Medicaid patients to that entity for certain designated health services. Federal regulations promulgated under the Stark Law clarify that, with respect to indirect ownership interests, common ownership in an entity does not create an indirect ownership interest by one common owner in another common owner. The Stark regulations reiterate the concept that there is no affirmative duty to investigate whether an indirect financial relationship with a referring physician exists, absent information that puts one on notice of such a relationship.

As discussed, there are various ownership and compensation arrangement exceptions to the Stark Law. In addressing the whole hospital exception, the Stark regulations specifically reiterate the statutory requirements for the exception. Additionally, the exception requires that the hospital qualify as a “hospital” under the Medicare program. The Stark Law and the Stark Regulations may also apply to certain compensation arrangements between hospitals and physicians.

The Deficit Reduction Act of 2005 (DRA) required the Secretary of HHS to develop a plan addressing several issues concerning physician investment in specialty hospitals. In August 2006, HHS submitted its required final report to Congress addressing: (1) proportionality of investment return; (2) bona fide investment; (3) annual disclosure of investment; (4) provision of care to Medicaid beneficiaries; (5) charity care; and (6) appropriate enforcement. The report reaffirms HHS’ intention to implement reforms to increase Medicare payment accuracy in the hospital inpatient prospective and ambulatory surgical center payment systems. HHS also has implemented certain “gainsharing” demonstrations are required by the DRA and other value-based payment approaches designed to align physician and hospital incentives while achieving measurable improvements in quality to care. In addition, HHS now requires transparency in hospital financial arrangements with physicians. Specifically, all hospitals are required to provide HHS information concerning physician investment and compensation arrangements that potentially implicate the physician self-referral statute, and to disclose to patients whether they have physician investors. Hospitals that do not comply in a timely manner with this new disclosure requirement may face civil penalties of $10,000 per day that they are in violation. HHS also announced its position that non-proportional returns on investments and non-bona fide investments may violate the physician self-referral statute and are suspect under the anti-kickback statute. Other components of the plan include providing further guidance concerning what is expected of hospitals that do not have emergency departments under EMTALA and changes in the Medicare enrollment form to identify specialty hospitals. Issuance of the strategic plan coincided with the sunset of a DRA provision suspending enrollment of new specialty hospitals into the Medicare program.

In connection with congressional efforts to reauthorize the State Children’s Health Insurance Program (SCHIP), the Ways and Means Committee of the United States House of Representatives passed a bill which included an amendment to the Stark Law’s whole hospital exception. Under the amendment, the exception would only be available to hospitals having a Medicare provider agreement in effect on July 24, 2007, and adhering to certain additional requirements. As part of these additional requirements, hospitals would be prohibited from increasing the number of their operating rooms and or beds, and aggregate physician ownership would be limited to 40% of the value of the investment interest and any individual physician owner could not exceed 2% of the total investment interests. These provisions of the House SCHIP bill were not included in the compromise SCHIP legislation which was ultimately vetoed by President Bush in October 2007. In November 2007, Congress sent to President Bush another compromise bill which similarly did not include any amendments to the whole hospital exception. President Bush has indicated that he will veto this legislation as well. There can be no assurance that the above amendment to the whole hospital exception, or some variation thereof, would not be enacted into law at some point either as part of the SCHIP legislation or in other legislation.

In July 2007 as part of proposed revisions to the Medicare physician fee scheduled for fiscal year 2008, CMS proposed certain additional changes to the Stark Law. In particular, the proposed rule would revise the Stark Law exception for space and equipment rentals. In instances where a physician leases space or equipment to an entity who accepts patients referred by that physician, the CMS proposal would no longer allow unit-of-service or “per click” payments for such leases. Additionally, the proposed rule would no longer treat “under arrangements” between hospitals and physician-owned entities as compensation instead of ownership relationships. Specifically, the proposal would revise the definition of “entity” under the Stark Law to include not only the entity billing for the service (as is the current definition), but also the entity that has performed the designated health service. If the proposed rule is enacted in its current form, physician-owned entities deemed to be “performing designated health services” would only be protected by satisfying an appropriate Stark Law ownership, rather than compensation, exception.

In November 2007, CMS released its final rule regarding the Medicare physician fee scheduled for fiscal year 2008. The final rule does not finalize the proposals regarding lease payments and under arrangements. Instead, CMS intends to publish a separate final rule addressing these provisions given the numerous comments received and significance of the proposals.

In September 2007, CMS published the third phase of Stark regulations. While these regulations are intended to be the final phase of the Stark rulemaking process, based upon the above and several comments by CMS in the preamble, it is likely that significant additional Stark Law changes will be proposed and perhaps adopted. None of the provisions published in September 2007 impact the Stark Law’s whole hospital exception or otherwise affect our business.

There have been few enforcement actions taken and relatively few cases interpreting the Stark Law to date, although one case struck down an aspect of the Stark regulations relating to the Stark Law’s applicability to certain types of services. As a result, there is little indication as to how courts will interpret and apply the Stark Law; however, enforcement is expected to increase. We believe we have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and the Stark regulations. In particular, we believe that our physician ownership arrangements meet the whole hospital exception. In addition, we expect to meet the exception for publicly traded securities or indirect compensation arrangements, as appropriate. The diagnostic and other facilities that we own do not furnish any designated health services as defined under the Stark regulations, and thus referrals to them are not subject to the Stark Law’s prohibitions. Similarly, our consulting and management services to physician group practices are not subject to the Stark Law’s prohibitions.

Possible amendments to the Stark Law, including any modification or revocation of the whole hospital exception upon which we rely in establishing many of our relationships with physicians, could require us to change or adversely impact the manner in which we establish relationships with physicians to develop and operate a facility, as well as our other business relationships such as joint ventures and physician practice management arrangements. We note that legislation has been introduced in Congress recently and in the past seeking to limit or restrict the whole hospital exception. There can be no assurance that future legislation will not seek to modify, limit, restrict, or revoke the whole hospital exception.

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

Civil Monetary Penalties.  The Social Security Act contains provisions imposing civil monetary penalties for various fraudulent and/or abusive practices, including, among others, hospitals which knowingly make payments to a physician as an inducement to reduce or limit medically necessary care or services provided to Medicare or Medicaid beneficiaries. In July 1999, the OIG issued a Special Advisory Bulletin on gainsharing arrangements. The bulletin warns that clinical joint ventures between hospitals and physicians may implicate these provisions as well as the anti-kickback statute, and specifically refers to specialty hospitals, which are marketed to physicians in a position to refer patients to the hospital, and structured to take advantage of the whole hospital exception. Hospitals specializing in heart, orthopedic, and maternity care are mentioned, and the bulletin states that these hospitals may induce investor-physicians to reduce services to patients through participation in profits generated by cost savings, in violation of a civil monetary penalty provision. Despite this initial broad interpretation of this civil monetary penalty law, in 2005 the OIG issued six advisory opinions which declined to sanction a particular gainsharing arrangement under this civil monetary penalty provision, or the anti-kickback statute, because of the specific circumstances and safeguards built into the arrangement. We believe that the ownership distributions paid to physicians by our hospitals do not constitute payments made to physicians under gainsharing arrangements. We cannot assure you, however, that government officials will agree with our interpretation of applicable law.

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

Healthcare Industry Investigations

The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers’ business arrangements and claims in an effort to identify and prosecute fraudulent and abusive practices. There are ongoing federal and state investigations in the healthcare industry regarding multiple issues including cost reporting, billing and charge-setting practices, unnecessary utilization, physician recruitment practices, physician ownership of healthcare providers and joint ventures with hospitals. Certain of these investigations have targeted hospitals and physicians. We have substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal requirements and current industry standards. However, because the federal and state fraud and abuse laws are complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. Evolving interpretations of current, or the adoption of new federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that in the past have been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

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

It is possible that governmental or regulatory authorities could initiate investigations on these or other subjects at our facilities and such investigations could result in significant costs in responding to such investigations and penalties to us, as well as adverse publicity, declines in the value of our equity and debt securities and lawsuits brought by holders of those securities. It is also possible that our executives, managers and hospital board members, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. The positions taken by authorities in any investigations of us, our executives, managers, hospital board members or other healthcare providers, and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.

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

Joan McCanless, the Chief Clinical and Compliance Officer reports to the chief executive officer for day-to-day compliance matters and at least quarterly to the compliance committee of the board. The corporate compliance officer is a senior vice president, and has a background in nursing and hospital administration. Each hospital has its own compliance committee and compliance officer that reports to its governing board. The compliance committee of the board of directors assesses each hospital’s compliance program at least annually. The corporate compliance officer annually assesses the hospitals for compliance reviews, provides an audit guide to the hospitals to evaluate compliance with our policies and procedures and serves on the compliance committee of each hospital.

The objective of the program is to ensure that our operations at all levels are conducted in compliance with applicable federal and state laws regarding both public and private healthcare programs.

Executive Officers of MedCath Corporation

The following table sets forth information regarding MedCath’s executive officers.

Name	Age	Position

O. Edwin French	61	President and Chief Executive Officer
Phillip J. Mazzuca	48	Executive Vice President, Chief Operating Officer
James E. Harris	45	Executive Vice President, Chief Financial Officer and Secretary
Joan McCanless	54	Senior Vice President, Chief Clinical and Compliance Officer

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

Phillip J. Mazzuca has served as MedCath’s Executive Vice President and Chief Operating Officer since March 2006. From 2001 to 2006, Mr. Mazzuca served as the president of the Florida and Texas divisions of IASIS Healthcare LLC. From 1999 to 2001, Mr. Mazzuca was the chief executive officer of Town and Country Hospital, an acute care hospital in Tampa, Florida. Mr. Mazzuca received his undergraduate degree from Valparaiso University and a masters degree in hospital and healthcare administration from the University of Alabama in Birmingham.

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

Joan McCanless has served as MedCath’s Senior Vice President and Chief Clinical and Compliance Officer since May 2006. From 1996 to May 2006, she served as Senior Vice President of Risk Management and Decision Support. From 1993 to 1996, Ms. McCanless served as a principal of Decision Support Systems, Inc., a healthcare software and consulting firm that she co-founded. Prior to that, she was employed at the Charlotte Mecklenburg Hospital Authority where she served as vice president of administration, a department director, head nurse and staff nurse. Ms. McCanless received her undergraduate degree in nursing from the University of North Carolina at Charlotte.

Item 1A.	Risk Factors

You should carefully consider and evaluate all of the information included in this report, including the risk factors set forth below before making an investment decision with respect to our securities. The following is not an exhaustive discussion of all of the risks facing our company. Additional risks not presently known to us or that we currently deem immaterial may impair our business operations and results of operations.

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

In connection with congressional efforts to reauthorize SCHIP, the Ways and Means Committee of the United States House of Representatives passed a bill which included an amendment to the Stark Law’s whole hospital exception. Under the amendment, the exception would only be available to hospitals having a Medicare provider agreement in effect on July 24, 2007, and adhering to certain additional requirements. As part of these additional requirements, hospitals would be prohibited from increasing the number of their operating rooms and or beds, and aggregate physician ownership would be limited to 40% of the value of the investment interest and any individual physician owner could not exceed 2% of the total investment interests. These provisions of the House SCHIP bill were not included in the compromise SCHIP legislation which was ultimately vetoed by President Bush in October 2007. In November 2007, Congress sent to President Bush another compromise bill which similarly did not include any amendments to the whole hospital exception. President Bush has indicated that he will veto this legislation as well. There can be no assurance that the above amendment to the whole hospital exception, or some variation thereof, would not be enacted into law at some point in the future either as part of the SCHIP legislation or in other legislation.

In July 2007 as part of proposed revisions to the Medicare physician fee scheduled for fiscal year 2008, CMS proposed certain additional changes to the Stark Law. In particular, the proposed rule would revise the Stark Law exception for space and equipment rentals. In instances where a physician leases space or equipment to an entity who accepts patients referred by that physician, the CMS proposal would no longer allow unit-of-service or “per click” payments for such leases. Additionally, the proposed rule would no longer treat “under arrangements” between hospitals and physician-owned entities as compensation instead of ownership relationships. Specifically, the proposal would revise the definition of “entity” under the Stark Law to include not only the entity billing for the service (as is the current definition), but also the entity that has performed the designated health service. If the proposed rule is enacted in its current form, physician-owned entities deemed to be “performing designated health services” would only be protected by satisfying an appropriate Stark Law ownership, rather than compensation, exception.

In November 2007, CMS released its final rule regarding the Medicare physician fee scheduled for fiscal year 2008. The final rule does not finalize the proposals regarding lease payments and under arrangements. Instead, CMS intends to publish a separate final rule addressing these provisions given the numerous comments received and significance of the proposals.

In September 2007, CMS published the third phase of the Stark Law final regulations. While these regulations are intended to be the final phase of the Stark Law rulemaking process, based upon the above and several comments by CMS in the preamble to the new regulations, it is likely that significant additional Stark Law changes will be proposed and perhaps adopted. None of the recently adopted regulations impact the Stark Law’s whole hospital exception or otherwise affect our business.

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

Historically, Congress and some state legislatures have, from time to time, proposed significant changes in the healthcare system. Many of these changes have resulted in limitations on, and in some cases, significant reductions in the levels of, payments to healthcare providers for services under many government reimbursement programs. Recent budget proposals, if enacted in their current form, would freeze and/or reduce reimbursement for inpatient and outpatient hospital services. The Medicare hospital inpatient prospective payment system is evaluated on an annual basis. On August 22, 2007, CMS issued its final inpatient hospital prospective payment system rule for fiscal year 2008, which begins October 1, 2007. The final rule continues major DRG reforms designed to improve the accuracy of hospital payments. As introduced in the fiscal year 2007 final rule, CMS will continue to use hospital costs rather than charges to set payment rates. For fiscal year 2008, hospitals will be paid based upon a blend of 1/3 charge-based weights and 2/3 hospital cost-based weights for DRGs. Additionally, CMS adopted its proposal to restructure the current 538 DRGs to 745 MS-DRGs (severity-adjusted DRGs) to better recognize severity of patient illness. These MS-DRGs will be phased in over a two-year period. Effective fiscal year 2009, CMS has identified eight conditions that will not be paid at a higher rate unless they were present on admission, including three serious preventable events deemed “never events.”

During the fiscal years ended September 30, 2007 and 2006, we derived 46.3% and 49.4%, respectively, of our net revenue from the Medicare and Medicaid programs. We derived an even higher percentage of our net revenue in each of these fiscal periods from these programs in our hospital division, which for our most recent fiscal quarter represented 47.8% of our net revenue. Changes in laws or regulations governing the Medicare and Medicaid programs or changes in the manner in which government agencies interpret them could materially and adversely affect our operating results or financial position.

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

In October 2007, we reached an agreement with the DOJ and the United States Attorneys’ Office in Phoenix, Arizona regarding clinical trials at the Arizona Heart Hospital, one of the 11 hospitals in which we own an interest. The settlement concerns Medicare claims submitted between June 1998 and October 2002 for physician services involving the implantation of certain endoluminal graft devices (utilized to treat aneurysms) that had not received final marketing approval from the FDA, and allegedly were either implanted without an approved investigational device exception (IDE) or were implanted outside of the approved IDE protocol. The DOJ allegations did not involve patient care and related solely to whether the procedures were properly reimbursable by Medicare. The parties reached a settlement of the allegations to avoid the delay, uncertainty, inconvenience, and expense of protracted litigation. Further, the hospital denies engagement in any wrongdoing or illegal conduct, and the settlement agreement does not contain any admission of liability. As disclosed in previous filings, the hospital agreed to pay approximately $5.8 million to settle and obtain a release from any civil or administrative monetary claims related to the DOJ’s investigation. Additionally, the hospital has entered into a five-year corporate integrity agreement with the OIG under which the hospital will continue to maintain its existing corporate compliance program and which relates to clinical trials conducted at the hospital. The $5.8 million was paid to the DOJ subsequent to September 30, 2007.

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

The physician and community hospital partners in our healthcare businesses participate in material strategic and operating decisions we make for these facilities. They may do so through their representatives on the governing board of the subsidiary that owns the facility or a requirement in the governing documents that we obtain the consent of their representatives before taking specified material actions. We generally must obtain the consent of our physician and other hospital partners or their representatives before making any material amendments to the operating or partnership agreement for the venture or admitting additional members or partners. Although they have not done so to date, these rights to approve material decisions could in the future limit our ability to take actions that we believe are in our best interest and the best interest of the venture. We may not be able to resolve favorably, or at all, any dispute regarding material decisions with our physician or other hospital partners.

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

Based upon our management’s general knowledge of the operations of our hospitals, we believe that, consistent with most hospitals in our industry, a significant portion of the patient admissions at most of our hospitals are attributable to approximately 10% of the total number of physicians on the hospital’s medical staff. Historically, the medical staff at each hospital ranges from approximately 175 to 450 physicians depending upon the size of the hospital and the number of practicing physicians in the market. If we fail to maintain our relationships with the physicians in this group at a particular hospital, many of whom are investors in our hospitals, the revenues of that hospital would be reduced. None of the physicians practicing at our hospitals has a legal commitment, or any other obligation or arrangement that requires the physician to refer patients to any of our hospitals or other facilities.

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

Historically, we have employed between approximately 100 and 240 nurses at each of our hospitals and between one and 15 at each of our diagnostic and therapeutic facilities. When we need to hire a replacement member of our nursing staff, it can several weeks to recruit for the position. We estimate the cost of recruiting and training a replacement nurse to range from $63,000 to $77,000.

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

Our results of operations may be adversely affected from time to time by changes in treatment practice and new medical technologies.

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

For example, the utilization of automatic implantable cardioverter defibrillators (AICDs) has increased due to their clinical efficacy in treating certain types of cardiovascular disease. AICDs are high-cost cardiac devices that cost often exceeds the related reimbursement. We are unable to determine if the reimbursement for these procedures will increase to a level necessary to consistently reimburse us for the cost of the devices.

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

Each of the ventures we have formed to develop a hospital owns the land and buildings of the hospital, with the exception of the land underlying the Heart Hospital of Austin and the land and building at Harlingen Medical Center, which we lease. Each hospital has pledged its interest in the land and hospital building to secure the long-term debt incurred to develop the hospital, and substantially all the equipment located at these hospitals is pledged as collateral to secure long-term debt. Each entity formed to own and operate a diagnostic and therapeutic facility leases its facility.

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

In October 2007, we reached an agreement with the DOJ and the United States Attorneys’ Office in Phoenix, Arizona regarding clinical trials at the Arizona Heart Hospital, one of the 11 hospitals in which we own an interest. The settlement concerns Medicare claims submitted between June 1998 and October 2002 for physician services involving the implantation of certain endoluminal graft devices (utilized to treat aneurysms) that had not received final marketing approval from the FDA, and allegedly were either implanted without an approved investigational device exception (IDE) or were implanted outside of the approved IDE protocol. The DOJ allegations did not involve patient care and related solely to whether the procedures were properly reimbursable by Medicare. The parties reached a settlement of the allegations to avoid the delay, uncertainty, inconvenience and expense of protracted litigation. Further, the hospital denies engagement in any wrongdoing or illegal conduct, and the settlement agreement does not contain any admission of liability. As disclosed in previous filings, the hospital agreed to pay approximately $5.8 million to settle and obtain a release from any civil or administrative monetary claims related to the DOJ’s investigation. The settlement was paid to the United States in full in November 2007. Additionally, the hospital has entered into a five-year corporate integrity agreement with the OIG under which the hospital will continue to maintain its existing corporate compliance program and which relates to clinical trials conducted at the hospital. The $5.8 million was paid to the DOJ subsequent to September 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on July 24, 2001, on the predecessor to the Nasdaq Global Market® under the symbol “MDTH.” At December 12, 2007, there were 21,272,644 shares of common stock outstanding, the sale price of our common stock per share was $23.79, and there were 44 holders of record. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq Global Market®:

Year Ended September 30, 2007	High	Low

First Quarter	$31.10	$22.75
Second Quarter	31.09	25.62
Third Quarter	34.61	27.41
Fourth Quarter	34.29	23.95

Year Ended September 30, 2006	High	Low

First Quarter	$24.72	$16.56
Second Quarter	23.08	17.66
Third Quarter	19.54	14.10
Fourth Quarter	32.90	18.29

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

During August 2007, our board of directors approved a stock repurchase program of up to $59.0 million. The purchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The extent to which we repurchase common shares and the timing of such repurchases will depend upon stock price, general economic and market conditions and other corporate considerations. The repurchase program may be discontinued at any time.

The following table summarizes our equity compensation plans as of September 30, 2007:

Number of Securities to be
	Issued Upon Exercise of	Weighted Average	Number of Securities Remaining
	Outstanding	Exercise Price	Available for Future Issuance Under
Plan Category	Options	of Outstanding Options	Equity Compensation Plans

Equity Compensation Plans Approved	1,727,112	$19.11	1,599,383
Equity Compensation Plans Not Approved	—	$—	—

The following graph illustrates, for the period from September 30, 2002 through September 30, 2007, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the NASDAQ Composite Stock Index and (3) the S&P Health Care Facilities Index.

The comparisons in this table are required by the rules of the Securities and Exchange Commission and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MedCath Corporation, The NASDAQ Composite Index
And The S&P Health Care Facilities Index

*	$100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data

The selected consolidated financial data have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, appearing elsewhere in this report.

The following table sets forth our selected consolidated financial data as of and for the years ended September 30, 2007, 2006, 2005, 2004 and 2003.

	Year Ended September 30,
	2007	2006	2005	2004	2003

Consolidated Statement of Operations Data:
(in thousands, except per share data)
Net revenue	$718,959	$706,374	$672,001	$608,514	$495,640
Impairment of long-lived assets and goodwill	$—	$458	$2,662	$6,425	$58,865
Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	$44,278	$26,961	$29,245	$10,889	$(51,625)
Income (loss) from continuing operations	$17,227	$6,711	$7,634	$1,028	$(59,157)
Income (loss) from discontinued operations	$(5,700)	$5,865	$1,157	$(4,651)	$(1,149)
Net income (loss)	$11,527	$12,576	$8,791	$(3,623)	$(60,306)
Earnings (loss) from continuing operations per share, basic	$0.82	$0.36	$0.42	$0.06	$(3.29)
Earnings (loss) from continuing operations per share, diluted	$0.80	$0.34	$0.39	$0.06	$(3.29)
Earnings (loss) per share, basic	$0.56	$0.67	$0.48	$(0.20)	$(3.35)
Earnings (loss) per share, diluted	$0.54	$0.64	$0.45	$(0.20)	$(3.35)
Weighted average number of shares, basic(a)	20,872	18,656	18,286	17,984	17,989
Weighted average number of shares, diluted(a)	21,511	19,555	19,470	17,984	17,989
Balance Sheet and Cash Flow Data:
(in thousands)
Total assets	$669,415	$785,849	$763,205	$754,236	$749,297
Total long-term obligations	$148,664	$286,928	$300,151	$358,977	$318,862
Net cash provided by operating activities	$55,929	$64,965	$61,247	$62,546	$44,436
Net cash provided by (used in) investing activities	$(28,591)	$10,064	$22,802	$(65,430)	$(112,091)
Net cash provided by (used in) financing activities	$(80,611)	$(21,547)	$(12,645)	$(19,434)	$44,934
Selected Operating Data (consolidated)(b):
Number of hospitals	8	9	9	9	8
Licensed beds(c)	468	580	580	580	520
Staffed and available beds(d)	451	563	546	516	433
Admissions(e)	38,757	41,406	39,876	37,614	29,895
Adjusted admissions(f)	52,714	54,186	51,942	47,381	36,951
Patient days(g)	132,937	136,532	139,115	131,666	107,250
Adjusted patient days(h)	180,258	178,667	180,248	165,469	132,478
Average length of stay(i)	3.43	3.30	3.49	3.50	3.59
Occupancy(j)	80.8%	66.4%	69.8%	69.9%	67.9%
Inpatient catheterization procedures(k)	19,878	21,163	20,760	19,355	15,886
Inpatient surgical procedures(l)	10,193	10,764	10,815	9,856	8,178
Hospital net revenue	$665,908	$648,898	$615,991	$549,746	$429,184

(a)	See Note 14 to the consolidated financial statements included elsewhere in this report.

(b)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which were accounted for using the equity method or as discontinued operations in our consolidated financial statements. During the fourth quarter of fiscal 2007, Harlingen Medical Center ceased to be a consolidated subsidiary due to the sale of a portion of the hospital.

(c)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(d)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(e)	Admissions represent the number of patients admitted for inpatient treatment.

(f)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(g)	Patient days represent the total number of days of care provided to inpatients.

(h)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(i)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(j)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(k)	Inpatients with a catheterization procedure represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(l)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a healthcare provider focused primarily on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We also have partnerships with community hospital systems, and we manage the cardiovascular program of various hospitals operated by other parties. We opened our first hospital in 1996 and currently have ownership interests in and operate 11 hospitals, including nine in which we own a majority interest. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a focus on cardiovascular care. Each of our hospitals has a twenty-four hour emergency room staffed by emergency department physicians. The hospitals in which we have ownership interests have a total of 667 licensed beds and are located in predominately high growth markets in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas. We are currently in the process of developing a new hospital in Kingman, Arizona. We expect this hospital to open in September 2009. This hospital is designed to accommodate a total of 105 licensed beds and will initially open with 72 licensed beds.

In addition to our hospitals, we currently own and/or manage 21 cardiac diagnostic and therapeutic facilities. Nine of these facilities are located at hospitals operated by other parties and one of these facilities is located at a hospital in which we own a minority interest. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining 11 facilities are not located at hospitals and offer only diagnostic procedures. Effective January 1, 2007, we renamed our diagnostic and therapeutic division “MedCath Partners.”

We believe our facilities provide superior clinical outcomes, which, together with our ability to provide management capabilities and capital resources, positions us to expand upon our relationships with physicians and community hospitals to increase our presence in existing and new markets. Specifically, we plan to increase our revenue and income from operations through a combination of:

•	improved operating performance at our existing facilities;

•	increased capacity and expanded scope of services provided at certain of our existing hospitals;

•	the development of new relationships with physicians in certain of our existing markets; and

•	the establishment of new ventures with physicians in new markets.

Basis of Consolidation.  We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control, and are not the primary beneficiary. Accordingly, for all periods presented, one of the hospitals in which we hold a minority interest, Avera Heart Hospital of South Dakota, is excluded from the net revenue and operating results of our consolidated company and our consolidated hospital division. During the fourth quarter of fiscal 2007, we sold a portion of our equity interest in Harlingen Medical Center; therefore, beginning in July 2007, we began excluding this hospital from net revenue and operating results of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are excluded from the net revenue and operating results of our consolidated company and our consolidated MedCath Partners division. Our minority interest in the results of operations for the periods discussed for these entities is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting.

During the first quarter of fiscal 2005, we closed The Heart Hospital of Milwaukee and sold substantially all of the hospital’s assets. During the fourth quarter of fiscal 2006, we sold our equity interest in Tucson Heart Hospital and we decided to seek to dispose of our interest in Heart Hospital of Lafayette and entered into a confidentiality and exclusivity agreement with a potential buyer. Accordingly, for all periods presented, the results of operations for these hospitals have been excluded from continuing operations and are reported in income (loss) from discontinued operations, net of taxes. Subsequent to September 30, 2007, we completed the disposition of Heart Hospital of Lafayette to the Heart Hospital of Acadiana. Heart Hospital of Acadiana is co-owned by Our Lady of Lourdes, a Lafayette, Louisiana community hospital and local physicians. See Note 21 — Subsequent Events to the Consolidated Financial Statements.

Same Facility Hospitals.  Our policy is to include, on a same facility basis, only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division for the fiscal year ended September 30, 2007, we exclude the results of operations of Harlingen Medical Center, which, during the fourth quarter of fiscal 2007, ceased to be a consolidated subsidiary due to the sale of a portion of the hospital.

Revenue Sources by Division.  The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Year Ended September 30,
Division	2007	2006	2005

Hospital	93.0%	92.4%	91.9%
MedCath Partners	6.7%	7.2%	7.5%
Corporate and other	0.3%	0.4%	0.6%

Net Revenue	100.0%	100.0%	100.0%

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

	Year Ended September 30,
Payor	2007	2006	2005

Medicare	41.9%	44.7%	48.6%
Medicaid	4.4%	4.7%	4.4%
Commercial and other, including self-pay	53.7%	50.6%	47.0%

Total consolidated net revenue	100.0%	100.0%	100.0%

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

Critical Accounting Policies and Estimates

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

The majority of our contractual adjustments are system-generated at the time of billing based on either government fee schedules or fee schedules contained in our managed care agreements with various insurance plans. Portions of our contractual adjustments are performed manually and these adjustments primarily relate to patients that have insurance plans with whom our hospitals do not have contracts containing discounted fee schedules, also referred to as non-contracted payors and patients that have secondary insurance plans following adjudication by the primary payor. Estimates of contractual adjustments are made on a payor-specific basis and based on the best information available regarding our interpretation of the applicable laws, regulations and contract terms. While subsequent adjustments to the systematic contractual allowances can arise due to denials, short payments deemed immaterial for continued collection effort and a variety of other reasons, such amounts have not historically been significant.

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

Allowance for Doubtful Accounts.  Accounts receivable primarily consist of amounts due from third-party payors and patients in our hospital division. The remainder of our accounts receivable principally consist of amounts due from billings to hospitals for various cardiovascular care services performed in our MedCath Partners division and amounts due under consulting and management contracts. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of our respective hospitals and other business units. Adverse changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health care reimbursement could affect our collection of accounts receivable.

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

General and Professional Liability Risk.  For the past three fiscal years we carried a one-year claims-made policy providing coverage for medical malpractice claim amounts of retained liability per claim, subject to an additional amounts of retained liability per claim and an aggregate for claims reported if deemed necessary. In June 2007, we entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim.

Because of our self-insured retention levels, we are required to recognize an estimated expense/ liability for the amount of our retained liability applicable to each malpractice claim. As of September 30, 2007 and September 30, 2006, the total estimated liability for our self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $4.2 million and $5.9 million, respectively, which is included in other accrued liabilities on our consolidated balance sheets. We maintain this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on our historical experience with claims and assumptions about future events. The liability is also impacted by the nonconsolidation of Harlingen Medical Center at September 30, 2007.

In addition to reserves for medical malpractice, we also maintain reserves for our self-insured healthcare and dental coverage provided to our employees. As of September 30, 2007 and September 30, 2006, our total estimated reserve for self-insured liabilities on employee health and dental claims was $2.5 million and $3.1 million, respectively, which is included in current liabilities in our consolidated balance sheets. We maintain this reserve based on our historical experience with claims. Further, until June 30, 2007, we maintained commercial stop loss coverage for our health and dental insurance program of $125,000 per plan participant. At July 1, 2007, this coverage was increased to $150,000 per plan participant.

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

For the years ended September 30, 2007, 2006 and 2005, we performed annual goodwill impairment tests. The results of the tests indicated that our goodwill was not impaired and no additional impairment was required in fiscal 2007, 2006 or 2005 for our continuing operations. The goodwill calculation for fiscal 2007 excluded Heart Hospital of Lafayette, which is reported as a discontinued operation. A separate goodwill impairment test related to this hospital was performed and it was determined that goodwill impairment for this hospital did exist. Accordingly, we recorded an impairment charge of approximately $2.8 million during the first quarter of fiscal 2007. The impairment charge is included as a component of income (loss) from discontinued operations in the statement of operations for the fiscal year ended September 30, 2007.

Long-Lived Assets.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

During the year ended September 30, 2006, the operating performance of one of our facilities, Heart Hospital of Lafayette, was significantly below expectations. Following the consideration of the performance of the hospital as well as other strategic alternatives for the hospital, we decided to seek to dispose of the Heart Hospital of Lafayette. Accordingly, the hospital is classified as a discontinued operation in the accompanying financial statements. We evaluated the carrying value of our interest in the hospital at September 30, 2006, to ensure it was equal to or greater than the fair market value to determine whether or not impairment existed. Based upon this evaluation it was determined that our investment in Heart Hospital of Lafayette was not impaired and recorded no impairment charge for the year ended September 30, 2006 related to this asset. During the year ended September 30, 2007 our impairment evaluation resulted in total impairment charges of $4.8 million, which are included in income (loss) from discontinued operations, net of taxes. Subsequent to September 30, 2007, we completed the disposition of Heart Hospital of Lafayette to the Heart Hospital of Acadiana. Heart Hospital of Acadiana is co-owned by Our Lady of Lourdes, a Lafayette, Louisiana community hospital and local physicians. See Note 21 — Subsequent Events to the Consolidated Financial Statements.

Also during the year ended September 30, 2006, we decided to discontinue the implementation of certain nurse staffing software and as a result, a $0.5 million impairment charge was recognized to write-off the costs incurred to date on such software.

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

Earnings Allocated to Minority Interests.  Earnings allocated to minority interests represent the allocation of profits and losses to minority owners in our consolidated subsidiaries. Because our hospitals are owned as joint ventures, each hospital’s earnings and losses are generally allocated for accounting purposes to us and our physician and community hospital partners on a pro-rata basis in accordance with the respective ownership percentages in the hospital. If, however, the cumulative net losses of a hospital exceed its initial capitalization and committed capital obligations of our partners, then we are required, due to the respective at-risk capital positions, by accounting principles generally accepted in the United States of America, to recognize a disproportionately higher share, up to 100%, of the hospital’s losses, instead of the smaller pro-rata share of the losses that normally would be allocated to us based upon our percentage ownership. The disproportionate allocation to us of a hospital’s losses would reduce our consolidated net income in that reporting period. When the same hospital has earnings in a subsequent period, a disproportionately higher share, up to 100%, of the hospital’s earnings will be allocated to us to the extent we have previously recognized a disproportionate share of that hospital’s losses. The disproportionate allocation to us of a hospital’s earnings would increase our consolidated net income in that reporting period.

The determination of at-risk capital position is based on the specific terms of each hospital’s operating agreement, including each partner’s contributed capital, obligation to contribute additional capital to provide working capital loans, or to guarantee the outstanding obligations of the hospital. During each of our fiscal years 2007, 2006 and 2005, our disproportionate recognition of earnings and losses in our hospitals had a net negative impact of $0.2 million, $2.0 million, and $4.5 million, respectively, on our reported income from continuing operations before income taxes and discontinued operations.

We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profits of our hospitals. As of September 30, 2007, we have remaining cumulative disproportionate loss allocations of approximately $2.8 million that we may recover in future periods, or we may be required to recognize additional disproportionate losses, depending on the results of operations of each of our hospitals. We could also be required to recognize disproportionate losses at our other hospitals not currently in a disproportionate allocation position depending on their results of operations in future periods.

Accounting for Gains on Capital Transactions of Subsidiary.  A gain on the issuance of units in one of our subsidiaries, Harlingen Medical Center, LLC (HMC), is reflected in our consolidated balance sheets for fiscal 2007 as a component of stockholders’ equity, in accordance with the provisions of Staff Accounting Bulletin 51, Revenue Recognition in Financial Statements, (SAB 51). The gain resulted from the difference between the carrying amount of our investment in HMC prior to the issuance of units and our equity investment immediately following the issuance of units. We determined that recognition of the gain as a component of equity was appropriate since HMC has historically experienced net operating losses and due to uncertainty surrounding future transactions that may involve further dilution of our equity interest in HMC. Future issuances of units to third parties will further dilute our ownership percentage and may give rise to additional gains or losses based on the offering price in comparison to the carrying value of our investment.

Income Taxes.  Income taxes are computed on the pretax income based on current tax law. Deferred income taxes are recognized for the expected future tax consequences or benefits of differences between the tax bases of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or their future deductibility is uncertain.

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

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006

Statement of Operations Data.  The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,
					% of Net
			Increase/Decrease		Revenue
	2007	2006	$	%	2007	2006

Net revenue	$718,959	$706,374	$12,585	1.8%	100.0%	100.0%
Operating expenses:
Personnel expense	229,844	228,350	1,494	0.7%	31.9%	32.3%
Medical supplies expense	192,036	196,046	(4,010)	(2.0)%	26.7%	27.8%
Bad debt expense	55,162	56,845	(1,683)	(3.0)%	7.7%	8.0%
Other operating expenses	142,584	141,498	1,086	0.8%	19.8%	20.0%
Pre-opening expenses	555	—	555	100.0%	0.1%	—
Depreciation	33,602	34,792	(1,190)	(3.4)%	4.7%	4.9%
Amortization	631	1,008	(377)	(37.4)%	0.1%	0.1%
Loss (gain) on disposal of property, equipment and other assets	1,466	(142)	1,608	1132.4%	0.2%	—
Impairment of long-lived assets	—	458	(458)	(100.0)%	—	0.1%

Income from operations	63,079	47,519	15,560	32.7%	8.8%	6.8%
Other income (expenses):
Interest expense	(22,464)	(31,840)	9,376	29.4%	(3.1)%	(4.5)%
Loss on early extinguishment of debt	(9,931)	(1,370)	(8,561)	(624.9)%	(1.4)%	(0.2)%
Interest and other income, net	7,855	7,733	122	1.6%	1.1%	1.1%
Equity in net earnings of unconsolidated affiliates	5,739	4,919	820	16.7%	0.8%	0.7%

Income from continuing operations before minority interest and income taxes	44,278	26,961	17,317	64.2%	6.2%	3.9%
Minority interest share of earnings of consolidated subsidiaries	(14,575)	(15,521)	946	6.1%	(2.1)%	(2.2)%

Income from continuing operations before income taxes	29,703	11,440	18,263	159.6%	4.1%	1.7%
Income tax expense	12,476	4,729	7,747	163.8%	1.7%	0.7%

Income from continuing operations	17,227	6,711	10,516	156.7%	2.4%	1.0%
Income (loss) from discontinued operations, net of taxes	(5,700)	5,865	(11,565)	(197.2)%	(0.8)%	0.8%

Net income	$11,527	$12,576	$(1,049)	(8.3)%	1.6%	1.8%

During the fourth quarter of fiscal 2007, we completed a recapitalization of Harlingen Medical Center. As part of the recapitalization, our ownership in Harlingen Medical Center was reduced from a majority ownership of 51.0% to a minority ownership of 36.0%. Due to this change in ownership, we began accounting for Harlingen Medical Center as an equity investment at the beginning of the fiscal quarter ended September 30, 2007 as opposed to including Harlingen Medical Center in our consolidated results of operations. As such, our fourth quarter of fiscal 2007 consolidated results exclude the financials results of Harlingen Medical Center. The following management discussion and analysis focuses on same facility fluctuations which excludes Harlingen Medical Center from the results of both fiscal 2007 and fiscal 2006 when appropriate.

Net revenue.  Net revenue increased 1.8% to $719.0 million for our fiscal year ended September 30, 2007 from $706.4 million for our fiscal year ended September 30, 2006. Of this $12.6 million increase in net revenue, our hospitals generated a $17.0 million increase, which was partially offset by a $2.9 million decrease in our MedCath Partners division, a $0.3 million decrease in our cardiology consulting and management operations and a $1.2 million decrease in our corporate and other division.

On a same facility basis, excluding HMC from the results of both fiscal 2007 and fiscal 2006, our hospital net revenue increased $24.1 million, or 4.2% from the prior year.

•	Same facility adjusted admissions increased 1.5% and revenue per adjusted admissions increased 2.6% for the fiscal year ended September 30, 2007 as compared to the fiscal year ended September 30, 2006.

•	We have focused a significant amount of time and resources on the improvement of our clinical documentation process, both on an inpatient and outpatient basis. This focus has helped improve our reimbursement on a per adjusted admissions basis in both areas.

•	We have successfully renegotiated a number of managed care contracts during the course of this fiscal year, which has led to higher net revenue per admission.

Also attributing to the increase in net revenue over the prior fiscal year, during the second quarter of fiscal 2007, we recognized net positive contractual adjustments to our net revenue of $1.5 million related to the filing of our 2006 Medicare cost reports as well as other Medicare and Medicaid settlement adjustments. By contrast, we recognized adjustments that increased our net revenue by $0.8 million for prior period cost reports for fiscal 2006.

Further, the fiscal year ended September 30, 2007 was negatively impacted as a result of recording a $5.8 million reduction in net revenue for a portion of certain federal healthcare billings reimbursed in prior years. See Note 12 — Contingencies and Commitments.

Personnel expense.  Personnel expense increased 0.7% to $229.8 million for fiscal 2007 from $228.4 million for fiscal 2006. As a percentage of net revenue, personnel expense decreased to 31.9% from 32.3% for the comparable periods. The $1.4 million increase in personnel expense was primarily due to a $13.9 million increase for our same facility hospital division offset by an $8.9 million reduction in share-based compensation.

On October 1, 2005, we adopted SFAS No. 123-R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Using this methodology and since all options are immediately vested, we recognized share-based compensation of $4.3 million and $13.2 million for the fiscal year ended September 2007 and 2006, respectively. Due to the appointment of a new president and chief executive officer as well as a new chief operating officer, the issuance of stock options during fiscal 2006 was above normal historical activity.

For our same facility hospitals, on an adjusted patient day basis, personnel expense increased by 2.5% to $1,262 per adjusted patient day for the fiscal year ended September 30, 2007 from $1,231 per adjusted patient day for the comparable period in the prior year. Further, excluding the share-based compensation and the consolidated results of Harlingen Medical Center, as a percentage of net revenue, personnel expense increased to 31.3% for the fiscal year ended September 30, 2007 from 30.1% for the fiscal year ended September 30, 2006. This increase is mainly due to cost of living wage adjustments made during the first quarter of fiscal 2007.

Medical supplies expense.  Medical supplies expense decreased 2.0% to $192.0 million for fiscal 2007 from $196.0 million for fiscal 2006. Further, same facility hospital medical supplies expense per adjusted patient day decreased 5.0% to $1,103 for fiscal 2007 as compared to $1,162 for fiscal 2006, reflecting the decrease in overall supplies volume as well as the shift in procedural mix from drug eluting stents to bare metal stents. Also, our supply chain initiatives helped us experience price reductions during the fiscal year as we experienced a decline in our most costly medical devices.

Bad debt expense.  Bad debt expense decreased 3.0% to $55.2 million for fiscal 2007 from $56.8 million for fiscal 2006. On a same facility basis, bad debt expense decreased 2.7% to $42.6 million for fiscal 2007 compared to $43.8 million for fiscal 2006. We have experienced reductions in bad debt expense due to our continued initiatives to improve our registration process to more timely and accurately identify patients eligible for third party benefits and to improve processes surrounding our billing and collection procedures.

Other operating expenses.  Other operating expenses increased 0.8% to $142.6 million for fiscal 2007 from $141.5 million for fiscal 2006. Same facility other operating expenses increased 2.9% from $129.4 million for fiscal 2007 compared to $125.7 million for fiscal 2006. During fiscal 2007, we have experienced an increase in contract services due to the growth in volume at several of our facilities as well as increased maintenance costs at our hospitals as machinery warranties have expired at several of our facilities.

Pre-opening expenses.  We incurred approximately $0.6 million in pre-opening expenses during fiscal 2007 while there were no pre-opening expenses incurred in fiscal 2006. Pre-opening expenses represent costs specifically related to projects under development, primarily new hospitals. As of September 30, 2007, we have one hospital under development, Hualapai Medcial Center in Kingman, Arizona. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.

Depreciation.  Depreciation decreased 3.4% to $33.6 million for the fiscal year ended September 30, 2007 as compared to $34.8 million for the fiscal year ended September 30, 2006. Excluding Harlingen Medical Center, which we began accounting for as an equity investment during the fourth quarter of fiscal 2007, depreciation remained flat at $29.8 million for the fiscal years 2007 and 2006.

Loss (gain) on disposal of property, equipment and other assets.  We incurred a gain on the disposal of property, equipment and other assets of $0.1 million in fiscal 2006 compared to a loss of $1.5 million in fiscal 2007. The current year loss is a result of several assets that were disposed and replaced with improved technology to ensure the highest state of the art care for our patients.

Impairment of long-lived assets.  Impairment of long-lived assets was $0.5 million in fiscal 2006. During fiscal 2006, management decided to discontinue the implementation of certain nurse staffing software and as a result, a $0.5 million impairment charge was recognized to write-off the costs incurred to date on such software. During fiscal 2007, no such impairment was recorded. See “Critical Accounting Policies — Long-Lived Assets.”

Interest expense.  Interest expense decreased 29.4% to $22.5 million for fiscal 2007 compared to $31.8 million for fiscal 2006. This $9.3 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt as we repurchased approximately $36.2 million of our senior notes, repaid $21.2 million of our REIT loan at one of our facilities, repaid $11.1 million of our equipment loan at another of our facilities, and repaid $39.9 million of our senior secured credit facility during the fiscal year ended September 30, 2007.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt increased to $9.9 million for fiscal 2007 compared to $1.4 million for fiscal 2006. During the fiscal year ended September 30, 2007, this loss consisted of a $3.5 million repurchase premium and the write off of approximately $1.0 million of deferred loan acquisition costs related to the prepayment of a portion of our senior notes in December 2006. We also wrote off $0.5 million in deferred loan acquisition costs during fiscal 2007 related to the prepayment of $39.9 million of our senior secured credit facility. Further, upon early repayment of $11.1 million of our equipment loan at one of our facilities, we expensed approximately $0.2 million of deferred loan acquisition costs, and as part of the Harlingen Medical Center recapitalization transaction, we incurred a $3.5 million repurchase premium and expensed approximately $1.2 million of deferred loan acquisition costs. During the fiscal year ended September 30, 2006, this loss consists of approximately $1.4 million of deferred loan acquisition costs related to the prepayment of $58.0 million of the outstanding balance of our senior secured credit facility and the prepayment of $11.9 million of our senior notes.

Interest and other income, net.  Interest and other income, net remained relatively flat at $7.9 million for fiscal 2007 as compared to $7.7 million for fiscal 2006. During the fiscal year ended September 30, 2006, we received $2.0 million as a part of a settlement agreement related to a lawsuit. The proceeds received from the settlement were offset in part by $0.6 million of legal fees incurred related to the settlement. Excluding this net receipt of $1.4 million, interest and other income, net, increased $1.6 million from fiscal 2006 to fiscal 2007. This increase is due to higher interest earned on available cash and cash equivalents during the comparable periods, as well as higher rates of return on our short-term investments.

Equity in net earnings of unconsolidated affiliates.  Equity in net earnings of unconsolidated affiliates increased to $5.7 million in fiscal 2007 from $4.9 million in fiscal 2006. The increase is attributable to growth in earnings at one of the hospitals in which we hold less than a 50% interest, as well as growth in earnings in various diagnostic ventures in which we hold less than a 50% interest.

Minority interest share of earnings of consolidated subsidiaries.  Minority interest share of earnings of consolidated subsidiaries decreased $0.9 million in fiscal 2007 compared to fiscal 2006. Our minority interest share of earnings can fluctuate as a result of our disproportionate share accounting for our partnership interests. Our partnership operating agreements may call for the recognition of losses or profits at amounts that are disproportionate to our partnership interest.

Income tax expense.  Income tax expense was $12.5 million for fiscal 2007 compared to $4.7 million for fiscal 2006, which represented an effective tax rate of approximately 42.0% and 41.3%, respectively. The overall increase in the effective rate is the result of several items that are not deductible for tax such as the exercise of incentive stock options and penalties incurred on contingencies.

Income (loss) from discontinued operations, net of taxes.  During the fourth quarter of fiscal 2006, we sold our equity interest in Tucson Heart Hospital, and we decided to seek to dispose of our interest in Heart Hospital of Lafayette and we entered into a confidentiality and exclusivity agreement with a potential buyer. Accordingly, these hospitals are accounted for as discontinued operations. Subsequent to September 30, 2007, we completed the disposition of Heart Hospital of Lafayette to the Heart Hospital of Acadiana. Heart Hospital of Acadiana is co-owned by Our Lady of Lourdes, a Lafayette, Louisiana community hospital and local physicians. See Note 21, Subsequent Events, to the Consolidated Financial Statements.

In accordance with SFAS No. 144, we evaluated the carrying value of the long-lived assets related to Heart Hospital of Lafayette and determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded in accordance with SFAS No. 144 during the first quarter of fiscal 2007. An additional impairment charge of $3.5 million was recorded during the fourth quarter of fiscal 2007. At March 31, 2007 and June 30, 2007, it was determined that the carrying value approximated fair value and no further impairment was necessary.

Fiscal Year 2006 Compared to Fiscal Year 2005

Statement of Operations Data.  The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,
					% of Net
			Increase/Decrease		Revenue
	2006	2005	$	%	2006	2005

Net revenue	$706,374	$672,001	$34,373	5.1%	100.0%	100.0%
Operating expenses:
Personnel expense	228,350	205,469	22,881	11.1%	32.3%	30.5%
Medical supplies expense	196,046	189,953	6,093	3.2%	27.8%	28.3%
Bad debt expense	56,845	48,220	8,625	17.9%	8.0%	7.2%
Other operating expenses	141,498	135,618	5,880	4.3%	20.0%	20.2%
Depreciation	34,792	34,862	(70)	(0.2)%	4.9%	5.2%
Amortization	1,008	1,160	(152)	(13.1)%	0.1%	0.2%
Gain on disposal of property, equipment and other assets	(142)	(646)	504	78.0%	—	(0.1)%
Impairment of long-lived assets	458	2,662	(2,204)	(82.8)%	0.1%	0.4%

Income from operations	47,519	54,703	(7,184)	(13.1)%	6.8%	8.1%
Other income (expenses):
Interest expense	(31,840)	(31,832)	(8)	(0.0)%	(4.5)%	(4.7)%
Loss on early extinguishment of debt	(1,370)	—	(1,370)	(100.0)%	(0.2)%	—
Interest and other income, net	7,733	3,018	4,715	156.3%	1.1%	0.4%
Equity in net earnings of unconsolidated affiliates	4,919	3,356	1,563	46.6%	0.7%	0.5%

Income from continuing operations before minority interest and income taxes	26,961	29,245	(2,284)	(7.8)%	3.9%	4.3%
Minority interest share of earnings of consolidated subsidiaries	(15,521)	(15,968)	447	2.8%	(2.2)%	(2.4)%

Income from continuing operations before income taxes	11,440	13,277	(1,837)	(13.8)%	1.7%	1.9%
Income tax expense	4,729	5,643	(914)	(16.2)%	0.7%	0.8%

Income from continuing operations	6,711	7,634	(923)	(12.1)%	1.0%	1.1%
Income from discontinued operations, net of taxes	5,865	1,157	4,708	406.9%	0.8%	0.2%

Net income	$12,576	$8,791	3,785	43.1%	1.8%	1.3%

Net revenue.  Net revenue increased 5.1% to $706.4 million for our fiscal year ended September 30, 2006 from $672.0 million for our fiscal year ended September 30, 2005. Of this $34.4 million increase in net revenue, our hospital division generated a $35.1 million increase and our MedCath Partners division generated a $0.5 million increase, both of which were partially offset by a $0.9 million decrease in our cardiology consulting and management operations and a $0.3 million decrease in our corporate and other division.

The $35.1 million increase in hospital division net revenue was a result of year over year growth at the majority of our facilities driven by a 3.8% increase in hospital admissions. Adjusted admissions, which adjusts for outpatient volume, increased 4.3% over fiscal 2005. Outpatient services accounted for approximately 22.4% of revenue in fiscal 2006, up from approximately 20.3% in fiscal 2005. Also, on a consolidated basis, total catheterization procedures increased 1.9% and inpatient surgical procedures increased 0.9% for fiscal 2006, while average length of stay decreased to 3.30 days for fiscal 2006 from 3.49 days for fiscal 2005.

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

Personnel expense.  Personnel expense increased 11.1% to $228.4 million for fiscal 2006 from $205.5 million for fiscal 2005. As a percentage of net revenue, personnel expense increased to 32.3% from 30.5% for the comparable periods. The $22.9 million increase in personnel expense is a result of recording $13.2 million in share-based compensation in fiscal 2006 with the remainder of the increase due to the increase in full-time employees and contract labor to accommodate the increase in hospital admissions. Share-based compensation was not reflected in the statement of operations prior to fiscal 2006 as we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123-R) on October 1, 2005. SFAS No. 123-R requires that all share-based payments to employees be recognized as compensation expense in our consolidated financial statements based on their fair values. Excluding the share-based compensation, personnel expense increased $11.1 million, or 5.5% year over year and as a percentage of net revenue, personnel expense increased marginally to 30.5% from 30.4%. On an adjusted patient day basis, personnel expense increased 6.2% for the hospital division to $1,143 per adjusted patient day for fiscal 2006 compared to $1,076 per adjusted patient day for fiscal 2005. This increase was also impacted by a 5.4% decrease in average length of stay for our hospitalized patients.

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

Other operating expenses.  Other operating expenses increased 4.3% to $141.5 million for fiscal 2006 from $135.6 million for fiscal 2005. This $5.9 million increase in other operating expenses was due to overall combined increases in the hospital and corporate and other divisions of $7.1 million, and overall decreases in the MedCath Partners and cardiology consulting and management divisions of $1.1 million and $0.1 million, respectively. The $7.1 million increase in the hospital and corporate and other divisions was primarily due to higher fixed costs associated with the management of our facilities and executive severances. In addition, we experienced increases in contract services due to the growth in volume at several facilities during fiscal 2006 and we incurred higher maintenance costs at our newest facility as it is completing its second year of operations. The $1.1 million decrease in the MedCath Partners division other operating expenses for fiscal 2006 relates to the reduction in development expenses for the division as these expenses were incurred at the corporate level. As a percentage of revenue, other operating expenses decreased to 20.0% from 20.2% for the years ended September 30, 2006 and 2005, respectively.

Pre-opening expenses.  There were no pre-opening expenses incurred in either fiscal 2006 or 2005. Pre-opening expenses represent costs specifically related to projects under development, primarily new hospitals.

Depreciation.  Depreciation remained flat at $34.8 million for the year ended September 30, 2006 as compared to $34.9 million for the year ended September 30, 2005.

Impairment of long-lived assets.  Impairment of long-lived assets was $0.5 million and $2.7 million in fiscal 2006 and 2005, respectively. During fiscal 2006, management decided to discontinue the implementation of certain nurse staffing software and as a result, a $0.5 million impairment charge was recognized to write-off the costs incurred to date on such software. The $2.7 million impairment in fiscal 2005 represents management’s decision to discontinue implementation of certain accounting software, as well as the determination that the carrying value of a management contract in the MedCath Partners division exceeded its fair value. See “Critical Accounting Policies — Long-Lived Assets.”

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

Selected Quarterly Results of Operations

The following table sets forth quarterly consolidated operating results for each of our last five quarters. We have prepared this information on a basis consistent with our audited consolidated financial statements and included all adjustments that we consider necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006
	(In thousands)

Statement of Operations Data (unaudited):
Net revenue	$158,641	$192,278	$192,491	$175,549	$177,444
Impairment of long-lived assets	—	—	—	—	7
Income from operations	14,176	20,156	18,017	10,730	15,668
Equity in net earnings of unconsolidated affiliates	1,644	1,175	1,482	1,438	1,036
Minority interest share of earnings of consolidated subsidiaries	(4,221)	(3,914)	(3,960)	(2,480)	(3,171)
Income from continuing operations	2,532	8,630	5,811	254	4,490
Income (loss) from discontinued operations	(1,624)	635	439	(5,150)	6,449
Net income (loss)	$908	$9,265	$6,250	$(4,896)	$10,939
Earnings (loss) per share, basic Continuing operations	$0.12	$0.41	$0.28	$0.01	$0.24
Discontinued operations	(0.08)	0.03	0.02	$(0.25)	0.34

Earnings (loss) per share, basic	$0.04	$0.44	$0.30	$(0.24)	$0.58

Earnings (loss) per share, diluted Continuing operations	$0.12	$0.39	$0.27	$0.01	$0.23
Discontinued operations	(0.08)	0.03	0.02	$(0.25)	0.32

Earnings (loss) per share, diluted	$0.04	$0.42	$0.29	$(0.24)	$0.55

Weighted average number of shares, basic	21,202	21,144	21,019	20,121	18,872
Dilutive effect of stock options and restricted stock	579	682	625	—	1,037

Weighted average number of shares, diluted	21,781	21,826	21,644	20,121	19,909

Cash Flow Data (unaudited):
Net cash provided by operating activities	$14,236	$19,347	$12,459	$9,887	$10,539
Net cash used in investing activities	$(11,251)	$(8,309)	$(5,919)	$(3,112)	$7,276
Net cash provided by (used in) financing activities	$(1,328)	$(1,499)	$(52,552)	$(25,232)	$5,532

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

Liquidity and Capital Resources

Working Capital and Cash Flow Activities.  Our consolidated working capital was $179.0 million at September 30, 2007 and $197.3 million at September 30, 2006. The decrease of $18.3 million in working capital primarily resulted from a decrease in cash and cash equivalents and accounts receivable, net, combined with a decrease in current portion of long-term debt and obligations under capital leases. The change in accounts receivable was driven by overall operations, as further described below. The decrease in current portion of long-term debt and obligations under capital leases is primarily the result of payments in the amounts of $21.2 million and $11.1 million to pay off a REIT loan and an equipment loan, respectively, at two of our facilities and the repayment of the remaining $39.9 million due under our senior secured credit facility. The REIT loan matured in December 2006; therefore, the entire balance was considered current at September 30, 2006. Further, at September 30, 2006, we had received a waiver for a covenant violation related to the equipment loan; however, since is was our intent to pay the total outstanding balance of the equipment loan during fiscal 2007, the entire balance of the equipment loan was included in the current portion of long-term debt and obligations under capital leases as of September 30, 2006.

During the second quarter of fiscal 2007, we were informed by one of our Medicare fiscal intermediaries that outlier payments received prior to January 1, 2004 would not be disputed; therefore, we reversed a reserve of $2.2 million that was originally recorded to account for outlier payments that had been received in 2003. At September 30, 2007, we continued to carry a reserve of $8.5 million for outlier payments received in 2004.

The cash provided by operating activities of continuing operations was $64.0 million and $67.1 million for the years ending September 30, 2007 and 2006, respectively. The $3.1 million decrease can be primarily attributed to a decrease in accounts receivable due to successful efforts in our business office to qualify patients for Medicaid and significant improvement in our collections of self-pay patient revenue.

Our investing activities from continuing operations used net cash of $32.9 million for fiscal 2007 compared to net cash provided of $12.3 million for fiscal 2006. The $32.9 million of net cash used by investing activities for the year ended September 30, 2007 was primarily for capital expenditures as we began the development of our hospital in Kingman, Arizona and started expansion projects at two of our existing hospitals. The $28.3 million of net cash used in investing activities for the year ended September 30, 2006 can be primarily attributed to the purchase of capital equipment.

Our financing activities from continuing operations used net cash of $79.0 million during fiscal 2007 compared to net cash used of $22.4 million during fiscal 2006. The $79.0 million of net cash used for financing activities for the year ended September 30, 2007 is primarily a result of distributions to minority partners and the repayment of long-term debt and obligations under capital leases, including a payment of $39.9 million to pay off our senior secured credit facility, a payment of $21.2 million to pay off one of our facility’s REIT loans, which matured in December 2006, and a payment of $11.1 million to pay off the equipment loan at another of our facilities. Further, during fiscal 2007, we completed a secondary public offering in which we sold an additional 1.7 million shares of common stock. The proceeds from this offering were used to prepay $36.2 million of our senior notes. The $22.4 million of net cash used for financing activities for the year ended September 30, 2006 was primarily the result of the receipt of funds, net of loan acquisition costs, obtained through the issuance of long-term debt at Harlingen Medical Center, the proceeds of which were used to prepay a portion of our senior secured credit facility loan as well as distributions to minority partners.

Lease Transaction with HMC Realty.  During July 2007, Harlingen Medical Center transferred real property with a net book value of approximately $34.3 million (fair value of $57.8 million) to a newly formed wholly-owned limited liability subsidiary, HMC Realty, LLC (HMC Realty), in exchange for HMC Realty’s assumption of related party and third party debt of approximately $57.8 million. Subsequently, Harlingen Medical Center entered into a lease agreement with HMC Realty whereby Harlingen Medical Center will lease the real property from HMC Realty for approximately $5.5 million annually for 25 years. Subsequent to the transfer of assets and debt, HMC Realty received capital contributions as described below, and Harlingen Medical Center canceled its membership in HMC Realty. The $57.8 million debt assumed by HMC Realty consisted of $2.9 million owed to Valley Baptist Health System (Valley Baptist), $11.3 million owed to us for working capital loans, and the assumption of $43.5 million in real estate debt with a third party. We converted $9.6 million of the working capital loan with HMC Realty into a 36% interest in HMC Realty.

Recapitalization of Harlingen Medical Center.  During fiscal 2006, Harlingen Medical Center entered into two $10.0 million convertible notes with Valley Baptist. The first note could have been voluntarily converted by the health system into a 13.2% ownership interest in Harlingen Medical Center after the third anniversary date of issuance, or it could have been automatically converted into an ownership interest in Harlingen Medical Center upon the achievement of specified financial targets contained in the debt agreement, up until the third anniversary date of the agreement or the fourth anniversary date of the agreement, if extended by Harlingen Medical Center. The second note was convertible into the same ownership interest percentage as the first note at the discretion of the health system after the conversion of the first note. The potential ownership interest in Harlingen Medical Center by the health system was capped at 49%. The notes accrued interest at 5% per annum up until the third anniversary date, after which time the interest rate would have been increased to 8% if the notes had not been converted.

Interest payments were due quarterly. In accordance with the provisions of EITF 99-1, Accounting for Debt Convertible into the Stock of a Consolidated Subsidiary, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock, the convertible notes were accounted for as convertible debt in the accompanying consolidated balance sheets and the embedded conversion option in the convertible notes were not accounted for as a separate derivative.

During July 2007, we elected, along with the original physician investors and Valley Baptist, to allow early conversion of the Valley Baptist notes into an equity interest in Harlingen Medical Center (the “Recapitalization”). Valley Baptist converted $17.1 million of the convertible notes into a 32.1% equity interest in Harlingen Medical Center. The remaining $2.9 million was converted into a membership interest in HMC Realty. Prior to the Recapitalization, Harlingen Medical Center had approximately $12.5 million in working capital debt outstanding with us. As a result of the Recapitalization, we converted $1.2 million of the debt into additional capital in Harlingen Medical Center, converted $9.5 million into a membership interest of HMC Realty, and was repaid the remaining balance of the working capital note. As a result of the transactions described above, we now own a 36% interest in Harlingen Medical Center, and a 36% interest in HMC Realty. In addition, Valley Baptist holds a 32% interest in Harlingen Medical Center and a 19% interest in HMC Realty, and the remaining ownership interests in both entities are held by unrelated physician investor groups.

Prior to the Recapitalization, we consolidated Harlingen Medical Center. As a result of the Recapitalization, our interest in Harlingen Medical Center was diluted from 51.0% to 36.0% effective for the fourth quarter of fiscal year 2007. We recorded the gain resulting from the change in ownership interest in accordance with SAB Topic 5H. The gain resulted from the difference between the carrying amount of our investment in Harlingen Medical Center prior to the issuance of units and our equity investment immediately following the issuance of units. We determined that recognition of the gain as a capital transaction was appropriate because Harlingen Medical Center had historically experienced net losses, and because of uncertainty regarding the possible future occurrence of transactions that may involve further dilution of our equity interest in Harlingen Medical Center. Future issuances of units to third parties, if any, will further dilute our ownership percentage and may give rise to additional gains or losses based on the offering price in comparison to the carrying value of our investment.

Capital Expenditures.  Expenditures for property and equipment for fiscal years 2007 and 2006 were $37.4 million and $30.5 million, respectively. For the year ended September 30, 2007, we began the development of our hospital in Kingman, Arizona and started expansion projects at two of our existing hospitals. For the year ended September 30, 2006, our capital expenditures were principally focused on improvement to and expansion of existing facilities. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.

Obligations, Commitments and Availability of Financing.  As described more fully in the notes to our consolidated financial statements included elsewhere in this report, we had certain cash obligations at September 30, 2007, which are due as follows (in thousands):

	Payments Due by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt	$2,857	$3,045	$3,273	$2,797	$101,975	$35,308	$149,255
Obligations under capital leases	1,251	883	383	372	168	—	3,057

Total debt	4,108	3,928	3,656	3,169	102,143	35,308	152,312
Other long-term obligations, excluding interest rate swaps(1)	2,862	174	54	12	—	—	3,102
Interest on indebtedness(2)	18,972	18,676	18,405	18,138	14,855	9,762	98,808
Operating leases	2,269	1,736	1,114	647	378	3,302	9,446

Total	$28,211	$24,514	$23,229	$21,966	$117,376	$48,372	$263,668

(1)	Other long-term obligations, excluding interest rate swaps, consist of the non-current portion of deferred compensation under nurse retention arrangements at one of our hospitals and the potential future obligations pursuant to professional service guarantees.

(2)	Interest on indebtedness represents only fixed rate indebtedness; variable rate indebtedness, which is not included in the table above, is based on LIBOR or the prime rate.

During the fourth quarter of fiscal 2004, we completed our offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes. Concurrent with our offering of the notes, we entered into a $200.0 million senior secured credit facility with a syndicate of banks and other institutional lenders. The credit facility provides for a seven-year term loan facility in the amount of $100.0 million, all of which was drawn in July 2004, and a five-year senior secured revolving credit facility in the amount of $100.0 million which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. Proceeds from these debt facilities combined with cash on hand were used to repay $276.9 million of the long-term debt outstanding at that time.

At September 30, 2007, we had $152.3 million of outstanding debt, $4.1 million of which was classified as current. Of the outstanding debt, $102.0 million was outstanding under our 9 7/8% senior notes and $49.4 million was outstanding to lenders to our hospitals. The remaining $0.9 million of debt was outstanding to lenders for MedCath Partners’ diagnostic services under capital leases and other miscellaneous indebtedness. No amounts were outstanding to lenders under our $100.0 million revolving credit facility at September 30, 2007. At the same date, however, we had letters of credit outstanding of $1.7 million, which reduced our availability under this facility to $98.3 million.

During the first quarter of fiscal 2007, we sold 1.7 million shares of common stock to the public. The $39.7 million in net proceeds from this offering were used to repurchase approximately $36.2 million of our outstanding senior notes and to pay approximately $3.5 million of associated premiums and expenses associated with the note repurchase.

Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At September 30, 2007 and 2006, we were in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette. Heart Hospital of Lafayette is classified as a discontinued operation. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the consolidated balance sheets as of September 30,

2007 and 2006. Subsequent to September 30, 2007, we completed the disposition of Heart Hospital of Lafayette to the Heart Hospital of Acadiana. Heart Hospital of Acadiana is co-owned by Our Lady of Lourdes, a Lafayette, Louisiana community hospital and local physicians. See Note 21 — Subsequent Events to the Consolidated Financial Statements. We were in compliance with all other covenants in the instruments governing our outstanding debt at September 30, 2007.

At September 30, 2007, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.

We also guarantee approximately 30% of the equipment debt of Avera Heart Hospital of South Dakota, a hospital in which we own a minority interest at September 30, 2007, and therefore do not consolidate the hospital’s results of operations and financial position. We provide this guarantee in exchange for a fee from the hospital. At September 30, 2007, Avera Heart Hospital of South Dakota was in compliance with all covenants in the instruments governing its debt. The total amount of the hospital’s equipment debt was approximately $1.1 million at September 30, 2007. Accordingly, the equipment debt guaranteed by us was approximately $0.3 million at September 30, 2007.

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

Intercompany Financing Arrangements.  We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of September 30, 2007 was $257.3 million.

Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 7 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.

Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 8.03% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at September 30, 2007 was 8.22%.

We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.

We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospitals that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of September 30, 2007 and

September 30, 2006, we held $33.0 million and $55.5 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.

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

On December 1, 2004, we completed the sale of certain assets of The Heart Hospital of Milwaukee for $42.5 million. Of the $42.5 million in proceeds received, approximately $37.0 million was used to repay The Heart Hospital of Milwaukee’s intercompany secured loans, thereby increasing our consolidated cash position on such date. As part of the terms of the sale, we were required to close the hospital. As such, we incurred costs associated with the closing of the hospital, in addition to costs associated with completing the sale and additional operating expenses. As stipulated by the covenants of our senior secured credit facility, within 300 days after the receipt of the net proceeds, we could identify a use of the net proceeds for capital expenditures or other permitted investments, so long as such usage occurred within 300 days of the date identified, which we have done. Any net proceeds not identified or invested within this time period were to be used to repay principal of senior secured indebtedness. The lenders under our senior secured credit facility waived this requirement. However, the indenture governing our senior notes contains a similar requirement. Accordingly, we offered to repurchase up to $30.3 million of our senior notes. The tender offer for the notes expired during fiscal year 2006 and we accepted for purchase and paid for $11.9 million principal amount of senior notes tendered prior to the expiration of the tender offer.

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

Off-Balance Sheet Arrangements.  We do not have any off-balance sheet financing that has, or is reasonably likely to have, a material current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Reimbursement, Legislative and Regulatory Changes

Legislative and regulatory action has resulted in continuing changes in reimbursement under the Medicare and Medicaid programs that will continue to limit payments we receive under these programs. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to legislative and regulatory changes, administrative rulings, interpretations, and discretion which may further affect payments made under those programs, and the federal and state governments may, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of our hospitals or require other changes in our operations. Additionally, there may be a continued rise in managed care programs and future restructuring of the financing and delivery of healthcare in the United States. These events could have an adverse effect on our future financial results. See Item 1A: Risk Factors — Reductions or changes in reimbursement from government or third-party payors could adversely impact our operating results.

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

MEDCATH CORPORATION AND SUBSIDIARIES

HEART HOSPITAL OF SOUTH DAKOTA, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of MedCath Corporation and subsidiaries (the Company) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123-R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Charlotte, North Carolina
December 14, 2007

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,
	2007	2006

Current assets:
Cash and cash equivalents	$140,381	$193,654
Accounts receivable, net	86,994	93,584
Medical supplies	15,336	19,761
Deferred income tax assets	12,389	11,998
Prepaid expenses and other current assets	6,527	7,039
Current assets of discontinued operations	10,786	6,940

Total current assets	272,413	332,976
Property and equipment, net	296,800	338,152
Investments in affiliates	5,718	7,803
Goodwill	62,740	62,490
Other intangible assets, net	6,448	7,082
Other assets	6,547	10,662
Long-term assets of discontinued operations	18,749	26,684

Total assets	$669,415	$785,849

Current liabilities:
Accounts payable	$33,247	$38,748
Income tax payable	11,124	1,207
Accrued compensation and benefits	19,557	22,801
Other accrued liabilities	14,137	19,172
Current portion of long-term debt and obligations under capital leases	4,108	39,093
Current liabilities of discontinued operations	11,199	14,680

Total current liabilities	93,372	135,701
Long-term debt	146,398	285,067
Obligations under capital leases	1,806	1,552
Deferred income tax liabilities	12,018	19,752
Other long-term obligations	460	309

Total liabilities	254,054	442,381
Commitments and contingencies
Minority interest in equity of consolidated subsidiaries	29,737	25,808
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,271,144 issued and 21,202,244 outstanding at September 30, 2007 19,159,998 issued and 19,091,098 outstanding at September 30, 2006	213	192
Paid-in capital	447,688	391,261
Accumulated deficit	(61,821)	(73,348)
Accumulated other comprehensive loss	(62)	(51)
Treasury stock, 68,900 shares at cost	(394)	(394)

Total stockholders’ equity	385,624	317,660

Total liabilities and stockholders’ equity	$669,415	$785,849

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2007	2006	2005

Net revenue	$718,959	$706,374	$672,001
Operating expenses:
Personnel expense	229,844	228,350	205,469
Medical supplies expense	192,036	196,046	189,953
Bad debt expense	55,162	56,845	48,220
Other operating expenses	142,584	141,498	135,618
Pre-opening expenses	555	—	—
Depreciation	33,602	34,792	34,862
Amortization	631	1,008	1,160
Loss (gain) on disposal of property, equipment and other assets	1,466	(142)	(646)
Impairment of long-lived assets	—	458	2,662

Total operating expenses	655,880	658,855	617,298

Income from operations	63,079	47,519	54,703
Other income (expenses):
Interest expense	(22,464)	(31,840)	(31,832)
Loss on early extinguishment of debt	(9,931)	(1,370)	—
Interest and other income, net	7,855	7,733	3,018
Equity in net earnings of unconsolidated affiliates	5,739	4,919	3,356

Total other expenses, net	(18,801)	(20,558)	(25,458)

Income from continuing operations before minority interest and income taxes	44,278	26,961	29,245
Minority interest share of earnings of consolidated subsidiaries	(14,575)	(15,521)	(15,968)

Income from continuing operations before income taxes	29,703	11,440	13,277
Income tax expense	12,476	4,729	5,643

Income from continuing operations	17,227	6,711	7,634
Income (loss) from discontinued operations, net of taxes	(5,700)	5,865	1,157

Net income	$11,527	$12,576	$8,791

Earnings (loss) per share, basic Continuing operations	$0.82	$0.36	$0.42
Discontinued operations	(0.26)	0.31	0.06

Earnings (loss) per share, basic	$0.56	$0.67	$0.48

Earnings (loss) per share, diluted Continuing operations	$0.80	$0.34	$0.39
Discontinued operations	(0.26)	0.30	0.06

Earnings (loss) per share, diluted	$0.54	$0.64	$0.45

Weighted average number of shares, basic	20,872	18,656	18,286
Dilutive effect of stock options and restricted stock	639	899	1,184

Weighted average number of shares, diluted	21,511	19,555	19,470

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balance, September 30, 2004	18,022	$181	$358,656	$(94,715)	$(80)	69	$(394)	$263,648
Exercise of stock options, including income tax benefit	472	5	8,725	—	—	—	—	8,730
Acceleration of vesting of stock options	—	—	1,468	—	—	—	—	1,468
Comprehensive income:
Net income	—	—	—	8,791	—	—	—	8,791
Change in fair value of interest rate swaps, net of income tax expense	—	—	—	—	104	—	—	104

Total comprehensive income								8,895

Balance, September 30, 2005	18,494	186	368,849	(85,924)	24	69	(394)	282,741
Exercise of stock options, including income tax benefit	597	6	9,190	—	—	—	—	9,196
Share-based compensation expense	—	—	13,222	—	—	—	—	13,222
Comprehensive income:
Net income	—	—	—	12,576	—	—	—	12,576
Change in fair value of interest rate swaps, net of income tax benefit	—	—	—	—	(75)	—	—	(75)

Total comprehensive income								12,501

Balance, September 30, 2006	19,091	192	391,261	(73,348)	(51)	69	(394)	317,660
Exercise of stock options, including income tax benefit	411	4	7,879	—	—	—	—	7,883
Secondary public offering	1,700	17	39,641					39,658
Share-based compensation expense	—	—	4,338	—	—	—	—	4,338
Gain on capital transaction of subsidiary, net of tax			4,569					4,569
Comprehensive income:
Net income	—	—	—	11,527	—	—	—	11,527
Change in fair value of interest rate swaps, net of income tax benefit	—	—	—	—	(11)	—	—	(11)

Total comprehensive income								11,516

Balance, September 30, 2007	21,202	$213	$447,688	$(61,821)	$(62)	69	$(394)	$385,624

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2007	2006	2005

Net income	$11,527	$12,576	$8,791
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	5,700	(5,865)	(1,157)
Bad debt expense	55,162	56,845	48,220
Depreciation	33,602	34,792	34,862
Amortization	631	1,008	1,160
Excess income tax benefit on exercised stock options	(2,080)	(2,697)	1,268
Loss (gain) on disposal of property, equipment and other assets	1,466	(142)	(646)
Share-based compensation expense	4,338	13,222	1,468
Impairment of long-lived assets	—	458	2,662
Amortization of loan acquisition costs	3,858	2,907	1,602
Equity in earnings of unconsolidated affiliates, net of dividends received	(2,458)	(2,071)	(668)
Minority interest share of earnings of consolidated subsidiaries	14,575	15,521	15,968
Change in fair value of interest rate swaps	—	(120)	(1,041)
Deferred income taxes	(6,037)	7,217	5,699
Change in assets and liabilities that relate to operations:
Accounts receivable	(61,363)	(69,531)	(50,899)
Medical supplies	1,597	(1,878)	2,011
Prepaids and other assets	1,696	(218)	1,486
Accounts payable and accrued liabilities	1,711	5,110	(4,445)

Net cash provided by operating activities of continuing operations	63,925	67,134	66,341
Net cash used in operating activities of discontinued operations	(7,996)	(2,169)	(5,094)

Net cash provided by operating activities	55,929	64,965	61,247
Investing activities:
Purchases of property and equipment	(37,399)	(30,451)	(18,965)
Proceeds from sale of property and equipment	4,541	2,119	1,138
Other investing activities	—	—	6

Net cash used in investing activities of continuing operations	(32,858)	(28,332)	(17,821)
Net cash provided by investing activities of discontinued operations	4,267	38,396	40,623

Net cash provided by (used in) investing activities	(28,591)	10,064	22,802
Financing activities:
Proceeds from issuance of long-term debt	—	60,000	—
Repayments of long-term debt	(112,969)	(75,033)	(10,594)
Repayments of obligations under capital leases	(1,925)	(2,061)	(2,359)
Payments of loan acquisition costs	—	(1,879)	—
Investments by minority partners	2,688	—	1,241
Distributions to minority partners	(13,799)	(13,233)	(10,144)
Repayments from (advances to) minority partners, net	(533)	618	206
Proceeds from exercised stock options	5,803	6,499	7,462
Proceeds from issuance of common stock	39,658	—	—
Excess income tax benefit on exercised stock options	2,080	2,697	—

Net cash used in financing activities of continuing operations	(78,997)	(22,392)	(14,188)
Net cash (used in) provided by financing activities of discontinued operations	(1,614)	845	1,543

Net cash used in financing activities	(80,611)	(21,547)	(12,645)

Net increase (decrease) in cash and cash equivalents	(53,273)	53,482	71,404
Cash and cash equivalents:
Beginning of year	193,654	140,172	68,768

End of year	$140,381	$193,654	$140,172

Supplemental disclosure of cash flow information:
Interest paid	$23,065	$30,494	$31,834
Income taxes paid	$10,927	$2,550	$1,056
Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$1,645	$—	$514
Subsidiary stock issued in exchange for services at fair market value	$240	$—	$—

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share amounts)

1.	Business and Organization

MedCath Corporation (the Company) primarily focuses on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the hospital division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of September 30, 2007, the Company owned and operated eleven hospitals, together with its physician partners, who own an equity interest in the hospitals where they practice. The Company’s existing hospitals had a total of 667 licensed beds, of which 646 were staffed and available, and were located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota and Texas. The Company is currently in the process of developing a new hospital located in Kingman, Arizona which it expects to open during September 2009.

See Note 3 — Discontinued Operations for details concerning the Company’s sale of its equity interest in Tucson Heart Hospital and the Company’s pending disposition of Heart Hospital of Lafayette. Unless specifically indicated otherwise, all amounts and percentages presented in these notes are exclusive of the Company’s discontinued operations.

The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Avera Heart Hospital of South Dakota and Harlingen Medical Center as of September 30, 2007 and is not the primary beneficiary under the revised version of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46-R). Therefore, the Company is unable to consolidate the hospitals’ results of operations and financial position, but rather is required to account for its minority ownership interest in the hospital as an equity investment. Harlingen Medical Center was a consolidated entity for the fiscal years ended September 30, 2005 and 2006 and for the first three quarters of fiscal 2007. In July 2007, the Company sold a portion of its equity interest in Harlingen Medical Center; therefore, the Company no longer is its primary beneficiary and accounts for its minority ownership interest in the hospital as an equity investment.

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

2.	Summary of Significant Accounting Policies and Estimates

Basis of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries that are wholly and majority owned and/or over which it exercises substantive control, including variable interest entities in which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for entities, including variable interest entities, in which it holds less than a 50% interest and it is not the primary beneficiary.

Restatements and Reclassifications — In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), hospitals sold or classified as held for sale are required to be reported as discontinued operations. During fiscal 2005, the Company completed the sale of the assets of The Heart Hospital of Milwaukee and during fiscal 2006, the Company completed the sale of its equity interest in Tucson Heart Hospital and decided to seek to dispose of its interest in Heart Hospital of Lafayette and entered into a confidentiality and exclusivity agreement with a potential buyer, therefore classifying the hospital as held for sale. Subsequent to September 30, 2007, the Company completed the disposition of Heart Hospital of Lafayette to the Heart Hospital of Acadiana. Heart Hospital of Acadiana is co-

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned by Our Lady of Lourdes, a Lafayette, Louisiana community hospital and local physicians. See Note 21 - Subsequent Events, to the Consolidated Financial Statements. In accordance with the provisions of SFAS No. 144, the results of operations of these hospitals for the years ended September 30, 2007, 2006 and 2005 are reported as discontinued operations for all periods presented. Many of the provisions of SFAS No. 144 involve judgment in determining whether a hospital will be reported as continuing or discontinued operations. Such judgments include whether a hospital will be sold, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods the Company determines that a hospital should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of operations are reclassified in order to reflect the current classification.

The Company evaluated the carrying value of the long lived assets related to Heart Hospital of Lafayette at the end of each of the four quarters during fiscal 2007. At December 31, 2006 and September 30, 2007, it was determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million and $3.5 million was recorded in accordance with SFAS No. 144 during the first and fourth quarters of fiscal 2007, respectively, and is included in loss from discontinued operations in the consolidated statement of operations for the year ended September 30, 2007. As of March 31 and June 30, 2007 it was determined that the carrying value approximated fair value and no further impairment was necessary.

The Company has reclassified the prior year loss on early extinguishment of debt to be consistent with the current year presentation. The loss had previously been recorded as a component of interest expense. In addition, the Company reclassified proceeds from the sale of discontinued operations to net cash provided by investing activities of discontinued operations in the accompanying 2006 and 2005 consolidated statements of cash flows as the Company believes such presentation is more reflective of the concepts contained in FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Fair Value of Financial Instruments — The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets, including cash and cash equivalents, accounts receivable, net, accounts payable, income taxes payable, accrued liabilities, variable rate long-term debt, obligations under capital leases, and other long-term obligations to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2007 and 2006. The estimated fair value of long-term debt, including the current portion, at September 30, 2007 is approximately $177.0 million as compared to a carrying value of approximately $149.3 million. At September 30, 2006, the estimated fair value of long-term debt, including the current portion, was approximately $336.7 million as compared to a carrying value of approximately $322.4 million. Fair value of the Company’s fixed rate debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of arrangements, and the fair value of the Company’s variable rate debt was determined to approximate its carrying value, due to the underlying variable interest rates.

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

Allowance for Doubtful Accounts — Accounts receivable primarily consist of amounts due from third-party payors and patients in the Company’s hospital division. The remainder of the Company’s accounts receivable principally consist of amounts due from billings to hospitals for various cardiovascular care services performed in its MedCath Partners division and amounts due under consulting and management contracts. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The Company estimates this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of its respective hospitals and other business units.

Medical Supplies — Medical supplies consist primarily of supplies necessary for diagnostics, catheterization and surgical procedures and general patient care and are stated at the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment — Property and equipment are recorded at cost and are depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment, furniture and software. Repairs and maintenance costs are charged to operating expense while betterments are capitalized as additions to the related assets. Retirements, sales, and disposals are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in income from operations. Amortization of property and equipment recorded under capital leases is included in depreciation expense. Interest expense incurred in connection with the construction of hospitals is capitalized as part of the cost of the building until the facility is operational, at which time depreciation begins using the straight-line method over the estimated useful life of the building. The Company capitalized approximately $0.2 million during the year ended September 30, 3007. The Company did not capitalize any interest during the years ended September 30, 2006 and 2005.

Goodwill and Intangible Assets — Goodwill represents acquisition costs in excess of the fair value of net identifiable tangible and intangible assets of businesses purchased. Other intangible assets primarily consist of the value of management contracts. With the exception of goodwill, intangible assets are being amortized over periods ranging from 11 to 29 years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company evaluates goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. The Company recorded a goodwill impairment charge of approximately $2.8 million during the first quarter of fiscal 2007 related to Heart Hospital of Lafayette, which is reported as a discontinued operation. The impairment charge is included as a component of income (loss) from discontinued operations in the statement of operations for the fiscal year ended September 30, 2007.

Other Assets — Other assets primarily consist of loan acquisition costs and prepaid rent under a long-term operating lease for land at one of the Company’s hospitals. The loan acquisition costs are being amortized using the straight-line method over the life of the related debt, which approximates the effective interest method. The Company recognizes the amortization of the loan acquisition costs as a component of interest expense. The prepaid rent is being amortized using the straight-line method over the lease term, which extends through December 11, 2065. The Company recognizes the amortization of prepaid rent as a component of other operating expense. For the

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended September 30, 2007, 2006 and 2005, amortization expense related to other assets was $1.2 million, $2.9 million and $1.6 million, respectively.

Long-Lived Assets — In accordance with SFAS No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

During the year ended September 30, 2006, the operating performance of one of the Company’s facilities, Heart Hospital of Lafayette, was significantly below expectations. The performance of the hospital as well as other strategic initiatives were considered when management made the decision to seek to dispose of the Heart Hospital of Lafayette, which is classified as a discontinued operation in the accompanying financial statements (see Note 3). At September 30, 2006, management believed the net carrying value of the discontinued assets as of September 30, 2007 would be realizable; however, ultimate realization of the discontinued assets could not be assured. During the year ended September 30, 2007, the Company re-evaluated the discontinued assets and $4.8 million in impairment charges in accordance with SFAS No. 144 (in addition to the $2.8 million goodwill impairment recorded in accordance with SFAS No. 142 discussed above) were recorded and are included in income (loss) from discontinued operations, net of taxes in the Company’s statement of operations for fiscal 2007.

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

Market Risk Policy — The Company’s policy for managing risk related to its exposure to variability in interest rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The Company recognizes all derivatives as either assets or liabilities on the balance sheets and measures those instruments at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement No. 133), and as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

Revenue Recognition — Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as commercial insurers, health

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The majority of the Company’s contractual adjustments are system-generated at the time of billing based on either government fee schedules or fee schedules contained in managed care agreements with various insurance plans. Portions of the Company’s contractual adjustments are performed manually and these adjustments primarily relate to patients that have insurance plans with whom the Company’s hospitals do not have contracts containing discounted fee schedules, also referred to as non-contracted payors, and patients that have secondary insurance plans following adjudication by the primary payor. Estimates of contractual adjustments are made on a payor-specific basis and based on the best information available regarding the Company’s interpretation of the applicable laws, regulations and contract terms. While subsequent adjustments to the systematic contractual allowances can arise due to denials, short payments deemed immaterial for continued collection effort and a variety of other reasons, such amounts have not historically been significant.

The Company continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of its programs. Final settlements under some of these programs are subject to adjustment based on audit by third parties, which can take several years to determine. From a procedural standpoint, for governmental payors, primarily Medicare, the Company recognizes estimated settlements in its consolidated financial statements based on filed cost reports. The Company subsequently adjusts those settlements as new information is obtained from audits or reviews by the fiscal intermediary and, if the result of the fiscal intermediary audit or review impacts other unsettled and open cost reports, the Company recognizes the impact of those adjustments. As such, the Company recognized adjustments that increased/(decreased) net revenue by $1.5 million, ($0.5) million and $3.0 million in the years ended September 30, 2007, 2006 and 2005, respectively.

A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 46.3%, 49.4% and 53.0% of the Company’s net revenue during the years ended September 30, 2007, 2006 and 2005, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, hospitals are paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2007, 2006 and 2005, the Company incurred approximately $4.1 million, $4.5 million and $5.2 million of advertising expenses, respectively.

Pre-opening Expenses — Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred. The Company incurred approximately $0.6 million of pre-opening expenses during the year ended September 30, 2007. The Company did not incur any pre-opening expenses during the years ended September 30, 2006 and 2005.

Income Taxes — Income taxes are computed on the pretax income based on current tax law. Deferred income taxes are recognized for the expected future tax consequences or benefits of differences between the tax bases of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future deductibility is uncertain.

Members’ and Partners’ Share of Hospital’s Net Income and Loss — Each of the Company’s consolidated hospitals is organized as a limited liability company or limited partnership, with one of the Company’s wholly-owned subsidiaries serving as the manager or general partner and holding from 51.0% to 89.2% of the ownership interest in the entity. In most cases, physician partners or members own the remaining ownership interests as members or limited partners. In some instances, the Company may organize a hospital with a community hospital investing as an additional partner or member. In those instances, the Company may hold a minority interest in the hospital with the community hospital and physician partners owning the remaining interests also as minority partners. In such instances, the hospital is generally accounted for under the equity method of accounting. Profits and losses of hospitals accounted for under either the consolidated or equity methods are generally allocated to their owners based on their respective ownership percentages. If the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of the partners or members, the Company is required, due to at-risk capital position, by generally accepted accounting principles, to recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all of its owners on a pro rata basis. In such cases, the Company will recognize a disproportionate share of the hospital’s future profits to the extent the Company has previously recognized a disproportionate share of the hospital’s losses.

Share-Based Compensation — On October 1, 2005, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payment (SFAS No. 123-R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123-R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to expense the value of the portion of the award that is ultimately expected to vest over the requisite service period in the Company’s statement of operations. Prior to the adoption of SFAS No. 123-R, the Company accounted for stock options issued to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as permitted under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and provided pro forma net income and pro forma earnings per share disclosures for stock option grants made as if the fair value method of measuring compensation cost for stock options granted had been applied. Under the intrinsic

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value method, no share-based compensation expense was recognized for options granted with an exercise price equal to the fair value of the underlying stock at the grant date.

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

The Company adopted SFAS No. 123-R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the years ended September 30, 2007 and 2006 reflect the impact of SFAS No. 123-R.

On November 10, 2005, the FASB issued Staff Position No. 123-R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (Staff Position No. 123-R-3), which provides a simplified alternative method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123-R. The Company has elected to follow the provisions of Staff Position No. 123-R-3.

As required under SFAS No. 123-R in calculating the share-based compensation expense for the years ended September 30, 2007 and 2006 and as required under SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation, in calculating the share-based compensation expense for the year ended September 30, 2005, the fair value of each option grant was estimated on the date of grant. The Company used the Black-Scholes option pricing model with the range of weighted-average assumptions used for option grants noted in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and was determined based on an analysis of historical and expected exercise and cancellation behavior. This analysis is updated December 31 of each year and at December 31, 2006 the analysis illustrated a change in the range of expected life for subsequent grants, which is reflected in the table below. The risk-free interest rate is based on the US Treasury yield curve in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

	Year Ended September 30,
	2007	2006	2005

Expected life	5-8 years	6-8 years	8 years
Risk- free interest rate	4.12-5.17%	4.26-5.20%	3.86-4.15%
Expected volatility	37-43%	39-44%	47%

Accounting for Gains on Capital Transactions of Subsidiary.  In accordance with SAB Topic 5H, the Company has adopted an accounting policy of recording non-operating gains in the Company’s consolidated statement of income upon the dilution of ownership interests that occurs when ownership interests of subsidiaries are issued to third party investors, if the gain recognition criteria of Topic 5H are met. If such criteria are not met, then such gains will be recorded directly to equity as a capital transaction. A gain on the issuance of units in one of the Company’s formerly consolidated subsidiaries, Harlingen Medical Center, LLC (the Partnership), is reflected in the Company’s consolidated balance sheets for fiscal 2007 as a capital transaction, in accordance with the provisions of Topic 5H. The gain resulted from the difference between the carrying amount of the Company’s investment in the Partnership prior to the issuance of units and the Company’s equity investment immediately following the issuance of units. Management determined that recognition of the gain as a capital transaction was appropriate because the Partnership has historically experienced net losses, and due to the uncertainty surrounding

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future transactions that may involve further dilution of the Company’s equity interest in the Partnership. Future issuances of units to third parties will further dilute the Company’s ownership percentage and may give rise to additional gains or losses based on the offering price in comparison to the carrying value of the Company’s investment.

New Accounting Pronouncements — In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (FAS No. 109). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN No. 48 will be applied to all tax positions accounted for under FAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The accounting provisions of FIN 48 will be effective for us as of the beginning of fiscal 2008. The Company has evaluated the potential impact of FIN No. 48 on the consolidated financial statements and has determined that the adoption will not have a significant impact on the consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective beginning in fiscal 2009. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the Company’s fiscal 2009. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 159 will have on its financial statements.

On June 29, 2005, the FASB ratified the Emerging Issues Task Force’s final consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (Issue No. 04-5). Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. The Issue No. 04-5 framework is based on the principal that a general partner in a limited partnership is presumed to control the limited partnership, regardless of the extent of its ownership interest, unless the limited partners have substantive kick-out rights or substantive participating rights. However, the consensus does not apply to entities that are variable interest entities, as defined under FIN No. 46-R, and various other situations. Issue No. 04-5 is effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. In addition, general partners of all other limited partnerships should apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not currently have any partnerships that meet the requirements of Issue No. 04-5.

3.	Discontinued Operations

During September 2006, the Company decided to seek to dispose of its interest in Heart Hospital of Lafayette (HHLf) and entered into a confidentiality and exclusivity agreement with a potential buyer. Subsequent to September 30, 2007, the Company completed the disposition of Heart Hospital of Lafayette to the Heart Hospital of Acadiana. Heart Hospital of Acadiana is co-owned by Our Lady of Lourdes, a Lafayette, Louisiana community

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hospital and local physicians. See Note 21 — Subsequent Events. Pursuant to the provisions of SFAS No. 144, the consolidated financial statements for all periods presented have been restated to give effect to HHLf as a discontinued operation.

At September 30, 2007 and 2006, the Company was in violation of a financial covenant under an equipment loan to HHLf, which is guaranteed by MedCath. HHLf is classified as a discontinued operation. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the consolidated balance sheets as of September 30, 2007 and 2006.

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

The results of operations of HHLf , THH and HHM excluding intercompany interest expense, are as follows:

	Year Ended September 30,
	2007	2006	2005

Net revenue	$34,972	$84,435	$88,652
Restructuring and write-off charges	(7,600)	—	(3,635)
Operating expenses	(33,733)	(86,690)	(87,721)

Loss from operations	(6,361)	(2,255)	(2,704)
(Loss) gain on sale of assets and equity interest	(1)	12,993	9,054
Other expenses, net	(360)	(674)	(1,666)

Income (loss) before income taxes	(6,722)	10,064	4,684
Income tax (benefit) expense	(1,022)	4,199	3,527

Net (loss) income	$(5,700)	$5,865	$1,157

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal balance sheet items of HHLf including allocated goodwill and excluding intercompany debt, are as follows:

	September 30,	September 30,
	2007	2006

Cash and cash equivalents	$3,512	$721
Accounts receivable, net	5,014	4,967
Other current assets	2,260	1,252

Current assets	$10,786	$6,940

Property and equipment, net	$18,369	$22,636
Investments in affiliates	240	817
Goodwill	—	3,050
Other assets	140	181

Long-term assets	$18,749	$26,684

Accounts payable	$1,484	$3,721
Accrued liabilities	1,521	1,151
Current portion of long-term debt and obligations under capital leases	8,194	9,808

Current liabilities	$11,199	$14,680

4.	Goodwill and Other Intangible Assets

The results of the annual goodwill impairment testing performed in September 2007, 2006 and 2005 indicated that no impairment was required in fiscal 2007, 2006 and 2005, respectively for continuing operations.

As of September 30, 2007 and 2006, the Company’s other intangible assets, net, included the following:

	September 30, 2007		September 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Management contracts	$19,084	$(12,985)	$19,084	$(12,383)
Other	480	(131)	480	(99)

Total	$19,564	$(13,116)	$19,564	$(12,482)

Amortization expense recognized for the management contracts and other intangible assets totaled $0.6 million, $1.0 million and $1.2 million for the years ended September 30, 2007, 2006 and 2005, respectively.

The estimated aggregate amortization expense for each of the five fiscal years succeeding the Company’s most recent fiscal year ended September 30, 2007 is as follows:

Estimated Amortization
Fiscal Year	Expense

2008	$477
2009	477
2010	477
2011	477
2012	477

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Business Combinations and Hospital Development

New Hospital Development — In August 2007, the Company announced a venture to construct a new 105 inpatient bed capacity general acute care hospital, Hualapai Mountain Medical Center, which will be located in Kingman, Arizona. The hospital is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, owns 79.2% of the interest in the venture with physician partners owning the remaining 20.8%. Further, the Company exercises substantive control over the hospital. Construction of Hualapai Mountain Medical Center is expected to begin in early calendar 2008 and is anticipated to be completed in September 2009.

In May 2007, the Company and its physician partners announced a 120 bed general acute care expansion of its hospital located in St. Tammany Parish, Louisiana. Construction is expected to be completed in late fall of 2008, with 80 patient rooms being completed initially and capacity for 40 patient rooms being available for future growth. To recognize its expanded service capabilities, the hospital, which opened in February 2003, has been renamed the Louisiana Medical Center and Heart Hospital.

In April 2007, the Company and its physician partners announced the expansion of Arkansas Heart Hospital, located in Little Rock, Arkansas. The expansion will convert shelled space into 28 inpatient beds, add a 130 space parking garage to the campus and support the renovation of the hospital’s annex building to accommodate non-clinical services. The new beds are anticipated to be in service by January 2008, pending state regulatory approval.

Closure of Hospital and Sale of Related Assets — As further discussed in Note 3, the Company closed and sold certain assets of The Heart Hospital of Milwaukee on December 1, 2004.

Lease Transaction with HMC Realty.  During July 2007, Harlingen Medical Center transferred real property with a net book value of approximately $34.3 million (fair value of $57.8 million) to a newly formed wholly-owned limited liability subsidiary, HMC Realty, LLC (HMC Realty), in exchange for HMC Realty’s assumption of related party and third party debt of approximately $57.8 million. Subsequently, Harlingen Medical Center entered into a lease agreement with HMC Realty whereby Harlingen Medical Center will lease the real property from HMC Realty for approximately $5.5 million annually for 25 years. Subsequent to the transfer of assets and debt, HMC Realty received capital contributions as described below, and Harlingen Medical Center canceled its membership in HMC Realty. The $57.8 million debt assumed by HMC Realty consisted of $2.9 million owed to Valley Baptist Health System (Valley Baptist), $11.3 million owed to the Company for working capital loans, and the assumption of $43.5 million in real estate debt with a third party. The Company converted $9.6 million of the working capital loan with HMC Realty into a 36% interest in HMC Realty.

Recapitalization of Harlingen Medical Center.  During fiscal 2006, Harlingen Medical Center entered into two $10.0 million convertible notes with Valley Baptist. The first note could have been voluntarily converted by the health system into a 13.2% ownership interest in Harlingen Medical Center after the third anniversary date of issuance, or it could have been automatically converted into an ownership interest in Harlingen Medical Center upon the achievement of specified financial targets contained in the debt agreement, up until the third anniversary date of the agreement or the fourth anniversary date of the agreement, if extended by Harlingen Medical Center. The second note was convertible into the same ownership interest percentage as the first note at the discretion of the health system after the conversion of the first note. The potential ownership interest in Harlingen Medical Center by the health system was capped at 49%. The notes accrued interest at 5% per annum up until the third anniversary date, after which time the interest rate would have been increased to 8% if the notes had not been converted.

The noncash impact of accounting for Harlingen Medical Center as an equity investment and the recapitalization of Harlingen Medical Center during the fourth quarter of fiscal 2007 were taken into consideration in the accompanying consolidated statements of cash flows.

Interest payments were due quarterly. In accordance with the provisions of EITF 99-1, Accounting for Debt Convertible into the Stock of a Consolidated Subsidiary, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indexed to a Company’s Own Stock, the convertible notes were accounted for as convertible debt in the accompanying consolidated balance sheets and the embedded conversion option in the convertible notes were not accounted for as a separate derivative.

During July 2007, the Company elected, along with the original physician investors and Valley Baptist, to allow early conversion of the Valley Baptist notes into an equity interest in Harlingen Medical Center (the “Recapitalization”). Valley Baptist converted $17.1 million of the convertible notes into a 32.1% equity interest in Harlingen Medical Center. The remaining $2.9 million was converted into a membership interest in HMC Realty. Prior to the Recapitalization, Harlingen Medical Center had approximately $12.5 million in working capital debt outstanding with the Company. As a result of the Recapitalization, the Company converted $1.2 million of the debt into additional capital in Harlingen Medical Center, converted $9.6 million into a membership interest of HMC Realty, and was repaid the remaining balance of the working capital note. As a result of the transactions described above, the Company now owns a 36% interest in Harlingen Medical Center, and a 36% interest in HMC Realty. In addition, Valley Baptist holds a 32% interest in Harlingen Medical Center and a 19% interest in HMC Realty, and the remaining ownership interests in both entities are held by unrelated physician investor groups.

Prior to the Recapitalization, the Company consolidated Harlingen Medical Center. As a result of the Recapitalization, the Company’s interest in Harlingen Medical Center was diluted from 51.0% to 36.0% effective for the fourth quarter of fiscal year 2007. The Company recorded the gain resulting from the change in ownership interest in accordance with SAB Topic 5H. The gain resulted from the difference between the carrying amount of the Company’s investment in Harlingen Medical Center prior to the issuance of units and the Company’s equity investment immediately following the issuance of units. The Company determined that recognition of the gain as a capital transaction was appropriate because Harlingen Medical Center had historically experienced net losses, and because of uncertainty regarding the possible future occurrence of transactions that may involve further dilution of the Company’s equity interest in Harlingen Medical Center. Future issuances of units to third parties, if any, will further dilute the Company’s ownership percentage and may give rise to additional gains or losses based on the offering price in comparison to the carrying value of the Company’s investment.

Sale of Equity Interest in Hospital — As further discussed in Note 3, the Company sold its equity interest in Tucson Heart Hospital on August 31, 2006.

Assets Held For Sale — As further discussed in Note 3, the Company decided to seek to dispose of its interest in Heart Hospital of Lafayette and has entered into a confidentiality and exclusivity agreement with a potential buyer. Subsequent to September 30, 2007, the Company completed the disposition of Heart Hospital of Lafayette to the Heart Hospital of Acadiana. Heart Hospital of Acadiana is co-owned by Our Lady of Lourdes, a Lafayette, Louisiana community hospital and local physicians. See Note 21 — Subsequent Events.

Diagnostic and Therapeutic Facilities Development — During fiscal 2007, the Company entered into three non-consolidating joint ventures of which the Company owns between 9.2% and 15%.

During fiscal 2006, the Company entered into a business alliance with a medical center in Illinois. Under this agreement, the Company receives fees related to the management of the hospital’s existing cardiovascular program.

Also throughout fiscal 2006, the Company opened five managed ventures throughout the United States. The Company owns 100% of these centers.

During fiscal 2005, the Company entered into a development agreement and service line management agreement with a third party hospital in Montana. Under these agreements, the Company receives fees related to the management of the hospital’s cardiovascular service line. During fiscal 2006, the Company announced its plans to end this strategic alliance. The alliance terminated in December 2006.

Also throughout fiscal 2005, the Company opened four different sleep centers throughout the United States. The Company owns 51% to 100% of these centers.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accounts Receivable

Accounts receivable, net,consist of the following:

	September 30,
	2007	2006

Receivables, principally from patients and third-party payors	$125,235	$111,765
Receivables, principally from billings to hospitals for various cardiovascular procedures	4,630	4,218
Amounts due under management contracts	1,763	4,651
Other	4,528	2,355

	136,156	122,989
Less allowance for doubtful accounts	(49,162)	(29,405)

Accounts receivable, net	$86,994	$93,584

Activity for the allowance for doubtful accounts is as follows:

	Year Ended September 30,
	2007	2006	2005

Balance, beginning of year	$29,405	$21,215	$15,842
Bad debt expense	55,162	56,845	48,220
Write-offs, net of recoveries	(35,405)	(48,655)	(42,847)

Balance, end of year	$49,162	$29,405	$21,215

7.	Property and Equipment

Property and equipment, net, consists of the following:

	September 30,
	2007	2006

Land	$25,493	$25,091
Buildings	230,933	262,458
Equipment	255,652	277,329
Construction in progress	10,097	2,626

Total, at cost	522,175	567,504
Less accumulated depreciation	(225,375)	(229,352)

Property and equipment, net	$296,800	$338,152

Substantially all of the Company’s property and equipment is either pledged as collateral for various long-term obligations or assigned to lenders under the senior secured credit facility as intercompany collateral liens.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments in Affiliates

The Company’s determination of the appropriate consolidation method to follow with respect to investments in affiliates is based on the amount of control it has and the ownership level in the underlying entity. Investments in entities that the Company does not control, but over whose operations the Company has the ability to exercise significant influence (including investments where we have less than 20% ownership), are accounted for under the equity method. The Company also considers FAS Interpretation No. 46, Consolidation of Variable Interest Entities (as amended) (FIN 46R) to determine if the Company is the primary beneficiary of (and therefore should consolidate) any entity whose operations the Company does not control. At September 30, 2007, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method.

Variable Interest Entities

During the fourth quarter of fiscal 2007 the Company’s interest in Harlingen Medical Center was diluted from 51.0% to 36.0% (see Note 5). Prior to the fourth quarter of fiscal 2007 the Company consolidated the results of Harlingen Medical Center. Upon dilution, the Company began accounting for Harlingen Medical Center as an equity investment as the Company determined that Harlingen Medical Center was a variable interest entity as defined by FIN 46(R) and was not the primary beneficiary. Harlingen Medical Center is an acute care hospital facility. The nature of the Company’s involvement with Harlingen Medical Center is to act as manager of the facility and provide support services as necessary. The Company’s initial involvement with Harlingen Medical Center began in fiscal year 2001. The Company’s share of the maximum loss exposure relating to the hospital is not anticipated to be material to the Company’s financial position, results of operations, or cash flows.

Investments in unconsolidated affiliates accounted for under the equity method consist of the following:

	Year Ended September 30,
	2007	2006

Avera Heart Hospital of South Dakota	$8,856	$7,362
Harlingen Medical Center	7,105	—
HMC Realty, LLC	(11,371)	—
Other	1,128	441

	$5,718	$7,803

At September 30, 2007, accumulated deficit includes $7.6 million related to undistributed earnings of Avera Heart Hospital of South Dakota. Distributions received from Avera Heart Hospital of South Dakota were $3.3 million during the year ended September 30, 2007 and $2.7 million in each year ended September 30, 2006 and 2005. No distributions were received from Harlingen Medical Center during the year ended September 30, 2007.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Term Debt

Long-term debt consists of the following:

	September 30,
	2007	2006

Senior Notes	$101,961	$138,135
Senior Secured Credit Facility	—	40,045
Notes payable to various lenders	47,294	144,196

	149,255	322,376
Less current portion	(2,857)	(37,309)

Long-term debt	$146,398	$285,067

Senior Notes — During fiscal 2004, the Company’s wholly-owned subsidiary, MedCath Holdings Corp. (the Issuer), completed an offering of $150.0 million in aggregate principal amount of 9 7/8% senior notes (the Senior Notes). The proceeds, net of fees, of $145.5 million were used to repay a significant portion of the Company’s then outstanding debt and obligations under capital leases. The Senior Notes, which mature on July 15, 2012, pay interest semi-annually, in arrears, on January 15 and July 15 of each year. The Senior Notes are redeemable, in whole or in part, at any time on or after July 15, 2008 at a designated redemption amount, plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date. The Company could redeem up to 35% of the aggregate principal amount of the Senior Notes on or before July 15, 2007 with the net cash proceeds from certain equity offerings. In event of a change in control in the Company or the Issuer, the Company must offer to purchase the Senior Notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.

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

In connection with the sale of the assets of The Heart Hospital of Milwaukee and as stipulated by the indenture governing the Senior Notes, during fiscal 2006, the Company offered to repurchase up to $30.3 million of Senior Notes. The tender offer for the notes expired during the fiscal year and the Company accepted for purchase and paid for $11.9 million principal amount of Senior Notes tendered prior to the expiration of the tender offer. Accordingly, the Company expensed $0.4 million of deferred loan acquisition costs related to this prepayment. This expense is reported as a loss on early extinguishment of debt in the Company’s statement of operations for the year ended September 30, 2006.

During fiscal 2007, the Company repurchased $36.2 million of its outstanding Senior Notes using the proceeds from the Company’s secondary public offering which was declared effective by the Securities and Exchange Commission on November 6, 2006. The Company incurred a repurchase premium of $3.5 million and approximately $1.0 million of deferred loan acquisition costs were written off in connection with the repurchase. These costs are reported as a loss on early extinguishment of debt in the Company’s statement of operations for the year ended September 30, 2007.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Credit Facility — Concurrent with the offering of the Senior Notes, the Issuer entered into a $200.0 million senior secured credit facility (the Senior Secured Credit Facility) with a syndicate of banks and other institutional lenders. The Senior Secured Credit Facility provides for a seven-year term loan facility (the Term Loan) in the amount of $100.0 million and a five-year senior secured revolving credit facility (Revolving Facility) in the amount of $100.0 million, which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans, and is collateralized by patient accounts receivable and certain other assets of the Company. There were no borrowings under the Revolving Facility at September 30, 2007; however, the Company has letters of credit outstanding of $1.7 million, which reduces availability under the Revolving Facility to $98.3 million.

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

During fiscal 2006, the Company made a voluntary prepayment of $58.0 million on the outstanding balance of the Term Loan. Accordingly, the Company expensed approximately $1.0 million of deferred loan acquisition costs related to this prepayment. This expense is reported as a loss on early extinguishment of debt in the Company’s statement of operations for the year ended September 30, 2006. Further, the amortization of principal was revised to quarterly installments of $102,000 for the remaining first five years, with the remaining balance payable in the final two years.

During January 2007, the Company paid off its outstanding $39.9 million Term Loan under the Senior Secured Credit Facility. In connection with the early repayment, the Company wrote off approximately $0.5 million in deferred loan acquisition costs. These costs are reported as a loss on early extinguishment of debt in the Company’s statement of operations for the year ended June 30, 2007.

Real Estate Investment Trust (REIT) Loans — As of September 30, 2006, the Company’s REIT Loan balance included the outstanding indebtedness of two hospitals. The interest rates on the outstanding REIT Loans were

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on a rate index tied to U.S. Treasury Notes plus a margin that was determined on the completion date of the hospital, and subsequently increased per year by 20 basis points. The principal and interest on the REIT Loans were payable monthly over seven-year terms from the completion date of the hospital using extended period amortization schedules and included balloon payments at the end of the terms. One of the REIT Loans was due in full in October 2006 and therefore, the outstanding balance was included in the current portion of long-term debt and obligations under capital leases as of September 30, 2006. Borrowings under this REIT Loan were collateralized by a pledge of the Company’s interest in the related hospital’s property, equipment and certain other assets. During the first quarter of fiscal 2007, this loan, in the amount of $21.2 million, was repaid in full. The other REIT Loan, which was previously scheduled to mature during the second quarter of fiscal 2006, was refinanced in February 2006. Under the terms of the new financing, the loan requires monthly, interest-only payments for ten years, at which time the loan is due in full. The interest rate on this loan is 8 1/2%. Borrowings under this REIT Loan are collateralized by a pledge of the Company’s interest in the related hospital’s property, equipment and certain other assets.

As of September 30, 2006, in accordance with the hospital’s operating agreement and as required by the lender, the Company guaranteed 100% of the obligation of one of its subsidiary hospitals for the bank mortgage loan made under its REIT Loan. As of September 30, 2007, the outstanding REIT Loan was not guaranteed by the Company. The Company received a fee during fiscal 2006 from the minority partners in the subsidiary hospital as consideration for providing a guarantee in excess of the Company’s ownership percentage in the subsidiary hospital. The guarantee expired concurrent with the terms of the related real estate loan and required the Company to perform under the guarantee in the event of the subsidiary hospitals’ failing to perform under the related loan. The total amount of the real estate debt was secured by the subsidiary hospital’s underlying real estate, which was financed with the proceeds from the debt.

At September 30, 2007, the total amount of the REIT loan was approximately $35.3 million. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

Convertible Notes — During fiscal 2006, Harlingen Medical Center entered into two $10.0 million convertible notes with a third-party health system, Valley Baptist Health System (Valley Baptist). The first note could be voluntarily converted by the health system into a 13.2% ownership interest in Harlingen Medical Center after the third anniversary date or it will automatically be converted into an ownership interest in Harlingen Medical Center upon the achievement of specified financial targets of the agreement, up until the third anniversary date of the agreement or the fourth anniversary date of the agreement, if extended by Harlingen Medical Center. The second note was convertible into the same ownership interest percentage as the first note at the discretion of the health system after the conversion of the first note. The potential ownership interest in Harlingen Medical Center by the health system was capped at 49%. The notes accrued interest at 5% up until the third anniversary date, after which time the interest rate increased to 8% if the notes have not been converted. Interest payments were due quarterly. In accordance with the provisions of EITF 99-1, Accounting for Debt Convertible into the Stock of a Consolidated Subsidiary, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock, at September 30, 2006, the convertible notes were accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the convertible notes had not been accounted for as a separate derivative as of September 30, 2006.

During July 2007, the Company elected, along with the original physician investors and Valley Baptist, to allow early conversion of the notes into an equity interest in Harlingen Medical Center (the “Recapitalization”). Valley Baptist converted $17.1 million of the convertible loans into a 32.1% equity interest in Harlingen Medical Center. The remaining $2.9 million was conveyed to HMC Realty as payment of the real property as a result of the sales-leaseback transaction discussed above. See Note 5 for further discussion of the Recapitalization transaction.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Loan — Concurrent with the issuance of the convertible notes, Harlingen Medical Center also entered into a $40.0 million, ten year mortgage loan with a third-party lender. The loan required quarterly, interest-only payments until the maturity date. The interest rate on the loan was 8 3/4%. The loan was secured by substantially all the assets of Harlingen Medical Center and was subject to certain financial and other restrictive covenants. In addition, the Company guaranteed $10.0 million of the loan balance. The Company received a fee from the minority partners at Harlingen Medical Center as consideration for providing a guarantee in excess of the Company’s ownership percentage in Harlingen Medical Center. The guarantee expired concurrent with the terms of the related loan and required the Company to perform under the guarantee in the event of Harlingen Medical Center’s failure to perform under the related loan.

During July 2007, the Company completed a recapitalization of Harlingen Medical Center, which included the repayment of this mortgage loan. See Note 5 for further discussion of the Recapitalization transaction.

Notes Payable to Various Lenders — The Company acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. In addition, two facilities in the MedCath Partners division financed leasehold improvements through notes payable collateralized by the leasehold improvements. Amounts borrowed under these notes are payable in monthly installments of principal and interest over 3 to 7 year terms. Interest is at fixed and variable rates ranging from 7.15% — 8.08%. The Company has guaranteed certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan.

During March 2007, the Company paid off $11.1 million of equipment debt outstanding at one of its hospitals. Due to the early prepayment, the Company wrote off approximately $0.1 million of deferred loan acquisition costs and incurred approximately $0.1 million in early prepayment fees. These costs are reported as a loss on early extinguishment of debt in the consolidated statement of operations for the year ended September 30, 2007.

At September 30, 2007, the total amount of notes payable to various lenders was approximately $12.0 million, of which $7.2 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets. These notes payable contain various covenants and restrictions including the maintenance of specific financial ratios and amounts and payment of dividends.

Debt Covenants — At September 30, 2007, the Company was in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette, which is guaranteed by MedCath. Heart Hospital of Lafayette is classified as a discontinued operation. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the Company’s consolidated balance sheet as of September 30, 2007. The Company was in compliance with all other covenants in the instruments governing its outstanding debt as of September 30, 2007.

Guarantees of Unconsolidated Affiliate’s Debt — The Company has guaranteed approximately 30% of the equipment debt of one of the affiliate hospitals in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides this guarantee in exchange for a fee from that affiliate hospital. At September 30, 2007, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. The total amount of the affiliate hospital’s equipment debt was approximately $1.1 million at September 30, 2007. Accordingly, the equipment debt guaranteed by the Company was approximately $0.3 million at September 30, 2007. This guarantee expires concurrent with the terms of the related equipment loans and would require the Company to perform under the

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantee in the event of the affiliate hospital’s failure to perform under the related loans. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying equipment, which was financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations or financial position, neither the assets nor the accompanying liabilities are included in the assets or liabilities on the Company’s consolidated balance sheets.

Interest Rate Swaps — As required by their existing bank mortgage loans at the time, three of the Company’s consolidated hospitals entered into fixed interest rate swaps during fiscal 2001. These fixed interest rate swaps effectively fixed the interest rate on the hedged portion of the related debt at 4.92% plus an applicable margin for two of the hospitals and at 4.60% plus an applicable margin for the other hospital. These interest rate swaps were accounted for as cash flow hedges prior to the repayment of the outstanding balances of the bank mortgage debt for these three hospitals as part of the financing transaction in fiscal 2004. The Company did not terminate the interest rate swaps as part of the financing transaction, which resulted in the recognition of a loss of approximately $0.6 million during the fourth quarter of fiscal 2004. The fixed interest rate swaps have not been utilized as a hedge of variable rate debt obligations since the financing transaction, and accordingly, changes in the valuation of the interest rate swaps have been recorded directly to earnings as a component of interest expense. During fiscal 2006, all interest rate swaps expired resulting in an unrealized gain that was not significant to the consolidated results of operations or financial position.

Future Maturities — Future maturities of long-term debt at September 30, 2007 are as follows:

Debt
Fiscal Year	Maturity

2008	$2,857
2009	3,045
2010	3,273
2011	2,797
2012	101,975
Thereafter	35,308

$149,255

10.	Obligations Under Capital Leases

The Company currently leases several diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware, equipment and certain vehicles under capital leases expiring through fiscal year 2012. Some of these leases contain provisions for annual rental adjustments based on increases in the consumer price index, renewal options, and options to purchase during the lease terms. Amortization of the capitalized amounts is included in depreciation expense. Total assets under capital leases (net of accumulated depreciation of approximately $7.3 million and $7.2 million) at September 30, 2007 and 2006, respectively, are approximately $3.6 million and $4.5 million, respectively, and are included in property and equipment on the consolidated balance sheets. Lease payments during the years ended September 30, 2007, 2006, and 2005 were $1.8 million, $2.7 million and $3.1 million, respectively, and include interest of approximately $0.2 million, $0.4 million, and $0.8 million, respectively.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments at September 30, 2007 are as follows:

Minimum
Fiscal Year	Lease Payment

2008	$1,427
2009	976
2010	433
2011	397
2012	171

Total future minimum lease payments	3,404
Less amounts representing interest	(347)

Present value of net minimum lease payments	3,057
Less current portion	(1,251)

$1,806

11.	Liability Insurance Coverage

During June 2004, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim, subject to an additional amount of retained liability of $2.0 million per claim and $4.0 million in the aggregate for claims reported during the policy year at one of its hospitals. During June 2005, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. At that time, the Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division. During June 2006, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division. During June 2007, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division.

Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of September 30, 2007 and September 30, 2006, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $4.2 million and $5.9 million, respectively, which is included in other accrued liabilities on the consolidated balance sheets. The Company maintains this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on the Company’s historical experience with claims and assumptions about future events. Due to the considerable variability that is inherent in such estimates, including such factors as changes in medical costs and changes in actual experience, there is a reasonable possibility that the recorded estimates will change by a material amount in the near term. Also, there can be no assurance that the ultimate liability will not exceed the Company’s estimates.

12.	Commitments and Contingencies

Operating Leases — The Company currently leases several cardiac diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware equipment, certain vehicles and land under noncancelable operating leases expiring through fiscal year 2064. Total rent expense under noncancelable rental commitments was approximately $2.6 million, $3.1 million and $2.8 million for the years ended

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2007, 2006 and 2005, respectively, and is included in other operating expenses in the accompanying consolidated statements of operations.

The approximate future minimum rental commitments under noncancelable operating leases as of September 30, 2007 are as follows:

Rental
Fiscal Year	Commitment

2008	$2,269
2009	1,736
2010	1,114
2011	647
2012	378
Thereafter	3,302

$9,446

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

The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through September 30, 2007. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

The U.S. Department of Justice, or DOJ, conducted an investigation of a clinical trial conducted at one of our hospitals. The investigation concerns alleged improper federal healthcare program billings from 1998-2002 because certain endoluminal graft devices were implanted either without an approved investigational device exception or outside of the approved protocol. The DOJ has reached a settlement under the False Claims Act with the medical practice whose physicians conducted the clinical trial. The hospital has entered into an agreement with the DOJ under which it will pay $5.8 million to the United States to settle, and obtain a release from any federal civil false claims related to DOJ’s investigation. As part of the settlement, the hospital is finalizing negotiations with the Department of Health and Human Services, Office of the Inspector General, or OIG, on additional provisions to the hospital’s existing compliance program relating to certain disclosures and internal claims reviews, and to maintain that program for five years in order to obtain a permissive exclusion release from the OIG. The settlement and release cover both the hospital and the physician who conducted the clinical trial, and does not include any finding of wrong doing or any admission of liability. The Company recorded a $5.8 million reduction in net revenue for the year ended September 30, 2007, to establish a reserve for repayment of a portion of Medicare reimbursement related to hospital inpatient services provided to patients from 1998-2002 in accordance with SFAS No. 5, Accounting for Contingences. As a result of the agreement to settle, no additional reserve will be recorded. The settlement was paid to the United States in full in November 2007.

Commitments — On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (FIN No. 45-3).

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN No. 45-3 amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a specified period will be at least a specified amount. Under FIN No. 45-3, the accounting requirements of FIN No. 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN No. 45, is required for all interim and annual periods beginning after January 1, 2006.

Some of the Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among others. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $2.6 million through October 2008 as of September 30, 2007. The Company would only be required to pay this maximum amount if none of the physician groups collected fees for services performed during the guarantee period.

13.	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended September 30,
	2007	2006	2005

Current tax (benefit) expense:
Federal	$18,434	$(1,187)	$496
State	2,922	1,502	1,381

Total current tax expense	21,356	315	1,877
Deferred tax (benefit) expense:
Federal	(7,864)	5,859	4,409
State	(1,016)	(1,445)	(643)

Total deferred tax (benefit) expense	(8,880)	4,414	3,766

Total income tax (benefit) expense	$12,476	$4,729	$5,643

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred taxes are as follows:

	Year Ended September 30,
	2007	2006	2005

Deferred tax liabilities:
Property and equipment	$24,569	$27,793	$29,881
Equity investments	1,533	1,612	1,233
Management contracts	1,016	1,126	1,360
Gain on sale of partnership units	2,461	—	—
Other	1,077	2,078	1,704

Total deferred tax liabilities	30,656	32,609	34,178

Deferred tax assets:
Net operating and economic loss carryforward	4,252	4,540	8,824
Basis difference in investment in subsidiaries	6,748	6,365	8,782
AMT credit carryforward	—	—	2,095
Allowances for doubtful accounts and other reserves	9,172	5,880	4,639
Accrued liabilities	3,152	3,900	4,425
Intangibles	267	609	2,128
Derivative swap	—		34
Share-based compensation expense	7,333	5,290	—
Impairment of assets	1,486	—	—
Other	1,427	18	1,521

Total deferred tax assets	33,837	26,602	32,448
Valuation allowance	(2,810)	(1,747)	(1,552)

Net deferred tax asset (liability)	$371	$(7,754)	$(3,282)

As of September 30, 2007 and 2006, the Company had recorded a valuation allowance of $2.8 million and $1.7 million, respectively, primarily related to state net operating loss carryforwards. The valuation allowance increased by $1.1 million during the year ended September 30, 2007 due to current year losses incurred in certain states.

The Company has state net operating loss carryforwards of approximately $111.0 million that began to expire in 2007.

The differences between the U.S. federal statutory tax rate and the effective rate are as follows.

	Year Ended September 30,
	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	34.0%
State income taxes, net of federal effect	5.4%	0.5%	4.6%
Share-based compensation expense	1.7%	2.1%	—
Settlements	1.1%	—	—
Other non-deductible expenses and adjustments	(1.2)%	3.7%	3.9%

Effective income tax rate	42.0%	41.3%	42.5%

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Per Share Data and Share Repurchase Plan

The calculation of diluted earnings (loss) per share considers the potential dilutive effect of options to purchase 1,727,112, 2,070,472, and 2,409,618 shares of common stock at prices ranging from $4.75 to $33.05, which were outstanding at September 30, 2007, 2006 and 2005, respectively, as well as 193,982 and 216,835 shares of restricted stock which were outstanding at September 30, 2007 and 2006, respectively. Of the outstanding stock options, 135,000, 208,500, and 170,000 options have not been included in the calculation of diluted earnings (loss) per share at September 30, 2007, 2006 and 2005, respectively, because the options were anti-dilutive.

15.	Stock Compensation Plans

On July 28, 1998, the Company’s board of directors adopted a stock option plan (the 1998 Stock Option Plan) under which it may grant incentive stock options and nonqualified stock options to officers and other key employees. Under the 1998 Stock Option Plan, the board of directors may grant option awards and determine the option exercise period, the option exercise price, and other such conditions and restrictions on the grant or exercise of the option as it deems appropriate. The 1998 Stock Option Plan provides that the option exercise price may not be less than the fair value of the common stock as of the date of grant and that the options may not be exercised more than ten years after the date of grant. Options that have been granted during the years ended September 30, 2007, 2006 and 2005 were granted at an option exercise price equal to or greater than fair market value of the underlying stock at the date of the grant and become exercisable on grading and fixed vesting schedules ranging from 4 to 8 years subject to certain performance acceleration features. As further discussed in Note 2, effective September 30, 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees, subject to a Restriction Agreement. At September 30, 2007, the maximum number of shares of common stock, which can be issued through awards granted under the 1998 Option Plan is 3,000,000, of which 825,365 are outstanding as of September 30, 2007.

On July 23, 2000, the Company adopted an outside director’s stock option plan (the Director’s Plan) under which nonqualified stock options may be granted to non-employee directors. Under the Director’s Plan, grants of 2,000 options were granted to each new director upon becoming a member of the board of directors and grants of 2,000 options were made to each continuing director on October 1, 1999 (the first day of the fiscal year ended September 30, 2000). Effective September 15, 2000, the Director’s Plan was amended to increase the number of options granted for future awards from 2,000 to 3,500. Further, effective September 30, 2007, the Director’s Plan was amended to increase the number of options granted for future awards from 3,500 to 8,000. All options granted under the Director’s Plan through September 30, 2007 have been granted at an exercise price equal to or greater than the fair market value of the underlying stock at the date of the grant. Options are exercisable immediately upon the date of grant and expire ten years from the date of grant. The maximum number of shares of common stock which can be issued through awards granted under the Director’s Plan is 250,000, of which 57,000 are outstanding as of September 30, 2007.

Effective October 1, 2005, the Company adopted the MedCath Corporation 2006 Stock Option and Award Plan (the Stock Plan), which provides for the issuance of stock options, restricted stock and restricted stock units to employees of the Company. The Stock Plan is administered by the compensation committee of the board of directors, who has the authority to select the employees eligible to receive awards. This committee also has the authority under the Stock Plan to determine the types of awards, select the terms and conditions attached to all awards, and, subject to the limitation on individual awards in the Stock Plan, determine the number of shares to be awarded. At September 30, 2007, the maximum number of shares of common stock which can be issued through awards granted under the Stock Plan is 1,750,000 of which 717,018 are outstanding as of September 30, 2007.

Stock options granted to employees and directors under the Stock Plan have an exercise price per share that represents the fair market value of the common stock of the Company on the respective dates that the options are granted. The options expire ten years from the grant date, are fully vested and are exercisable at any time. Subsequent to the exercise of stock options, the shares of stock acquired upon exercise may be subject to certain sale

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrictions depending on the optionee’s employment status and length of time the options were held prior to exercise.

Activity for the Company’s stock compensation plans during the years ended September 30, 2007, 2006 and 2005 was as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price

Outstanding options, September 30, 2004	2,730,493	$13.09
Granted	259,000	23.90
Exercised	(472,449)	15.79
Cancelled	(107,426)	18.23

Outstanding options, September 30, 2005	2,409,618	$13.50
Granted	1,070,500	20.98
Exercised	(597,363)	11.72
Cancelled	(380,283)	12.79
Forfeited	(432,000)	9.72

Outstanding options, September 30, 2006	2,070,472	$18.80
Granted	243,000	29.22
Exercised	(411,146)	14.03
Cancelled	(175,214)	22.95

Outstanding options, September 30, 2007	1,727,112	$19.11

The following table summarizes information for options outstanding and exercisable at September 30, 2007:

Options Outstanding and Exercisable
	Number of
	Options	Weighted-	Weighted-
	Outstanding	Average	Average
Range of	and	Remaining	Exercise
Prices	Exercisable	Life (years)	Price

$ 4.75 - 15.80	246,912	6.63	$12.40
15.91 - 18.26	116,700	8.13	16.22
18.63 - 19.60	229,500	2.97	19.05
20.90 - 21.49	500,000	8.39	21.49
21.66 - 22.50	320,000	8.51	22.45
23.65 - 27.71	152,500	8.71	26.63
27.80 - 30.24	86,500	9.19	29.45
30.35 - 33.05	75,000	9.51	31.55

$ 4.75 - 33.05	1,727,112	7.63	$19.11

Under SFAS No. 123-R, share-based compensation expense recognized for the fiscal years ended September 30, 2007 and 2006 was $4.3 million and $13.2 million, respectively, which had the effect of decreasing net income by $2.5 million or $0.12 per basic and diluted share and $7.8 million or $0.42 per basic share and $0.40 per diluted share for the respective periods. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the period as all such options vest immediately. The total intrinsic value of options exercised during fiscal 2007 and

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 was $5.5 million and $7.0 million, respectively and the total intrinsic value of options outstanding at September 30, 2007 was $11.2 million. Since all options granted during the year ended September 30, 2005 had an exercise price equal to the market value of the underlying shares of common stock at the date of grant, no compensation expense was recorded for the year ended September 30, 2005.

The following table illustrates the effect on reported net income and earnings per share as if the Company had applied SFAS No. 123-R during the periods indicated.

Year Ended
September 30,
2005

Net income, as reported	$8,791
Add: Total share-based compensation expense included in reported net income, net of tax related effects	859
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(10,963)

Pro forma net loss	$(1,313)

Earnings (loss) per share, basic:
As reported	$0.48
Pro forma	$(0.07)
Earnings (loss) per share, diluted:
As reported	$0.45
Pro forma	$(0.07)

During the fiscal year ended September 30, 2006, the Company granted to employees 270,836 shares of restricted stock, which vest at various dates through March 2009. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. Unamortized compensation expense related to restricted stock amounted to $1.8 million at September 30, 2007.

16.	Employee Benefit Plan

The Company has a defined contribution retirement savings plan (the 401(k) Plan) which covers all employees. The 401(k) Plan allows employees to contribute from 1% to 25% of their annual compensation on a pre-tax basis.. The Company, at its discretion, may make an annual contribution of up to 30% of an employee’s pretax contribution, up to a maximum of 6% of compensation. This annual contribution percentage was increased to 30% for fiscal 2007 from 25% for fiscal 2006. The Company’s contributions to the 401(k) Plan for the years ended September 30, 2007, 2006 and 2005 were approximately $1.9 million, $1.5 million and $1.5 million, respectively.

17.	Related Party Transactions

During each of the years ended September 2007, 2006 and 2005 the Company incurred $0.1 million in insurance and related risk management fees to its principal stockholders and their affiliates. In addition, $0.1 million and $0.2 million were paid to a director in consulting fees in the years ended September 30, 2006 and 2005, respectively. No consulting fees were paid to a director during the year ended September 30, 2007.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Summary of Quarterly Financial Data (Unaudited)

Summarized quarterly financial results were as follows:

	Year Ended September 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$175,549	$192,491	$192,278	$158,641
Operating expenses	164,819	174,474	172,122	144,465
Income from operations	10,730	18,017	20,156	14,176
Income from continuing operations	254	5,811	8,630	2,532
Income (loss) from discontinued operations	(5,150)	439	635	(1,624)
Net income (loss)	$(4,896)	$6,250	$9,265	$908
Earnings (loss) per share, basic
Continuing operations	$0.01	$0.28	$0.41	$0.12
Discontinued operations	(0.25)	0.02	0.03	(0.08)

Earnings (loss) per share, basic	$(0.24)	$0.30	$0.44	$0.04

Earnings (loss) per share, diluted
Continuing operations	$0.01	$0.27	$0.39	$0.12
Discontinued operations	(0.25)	0.02	0.03	(0.08)

Earnings (loss) per share, diluted	$(0.24)	$0.29	$0.42	$0.04

Weighted average number of shares, basic	20,121	21,019	21,144	21,202
Dilutive effect of stock options and restricted stock	—	625	682	579

Weighted average number of shares, diluted	20,121	21,644	21,826	21,781

	Year Ended September 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$163,613	$183,270	$182,047	$177,444
Operating expenses	156,437	176,495	164,147	161,776
Income from operations	7,176	6,775	17,900	15,668
Income (loss) from continuing operations	(1,265)	(2,408)	5,894	4,490
Income (loss) from discontinued operations	(68)	468	(984)	6,449
Net income (loss)	$(1,333)	$(1,940)	$4,910	$10,939
Earnings (loss) per share, basic
Continuing operations	$(0.07)	$(0.13)	$0.31	$0.24
Discontinued operations	—	$0.03	(0.05)	0.34

Earnings (loss) per share, basic	$(0.07)	$(0.10)	$0.26	$0.58

Earnings (loss) per share, diluted
Continuing operations	$(0.07)	$(0.13)	$0.30	$0.23
Discontinued operations	—	$0.03	(0.05)	0.32

Earnings (loss) per share, diluted	$(0.07)	$(0.10)	$0.25	$0.55

Weighted average number of shares, basic	18,501	18,618	18,630	18,872
Dilutive effect of stock options and restricted stock	—	—	661	1,037

Weighted average number of shares, diluted	18,501	18,618	19,291	19,909

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Reportable Segment Information

The Company’s reportable segments consist of the hospital division and the MedCath Partners division.

Financial information concerning the Company’s operations by each of the reportable segments as of and for the years ended September 30 are as follows:

	Year Ended September 30,
	2007	2006	2005

Net revenue:
Hospital Division	$668,364	$652,380	$617,295
MedCath Partners Division	48,337	51,269	50,781
Corporate and other	2,258	2,725	3,925

Consolidated totals	$718,959	$706,374	$672,001

Income (loss) from operations:
Hospital Division	$67,723	$62,586	$57,943
MedCath Partners Division	8,634	9,843	8,601
Corporate and other	(13,278)	(24,910)	(11,841)

Consolidated totals	$63,079	$47,519	$54,703

Depreciation and amortization:
Hospital Division	$28,069	$29,187	$28,691
MedCath Partners Division	5,677	5,884	6,181
Corporate and other	487	729	1,150

Consolidated totals	$34,233	$35,800	$36,022

Interest expense (income), net:
Hospital Division	$29,791	$34,755	$31,358
MedCath Partners Division	(67)	40	213
Corporate and other	(14,898)	(7,862)	(2,659)

Consolidated totals	$14,826	$26,933	$28,912

Capital expenditures:
Hospital Division	$32,362	$18,735	$14,365
MedCath Partners Division	855	8,759	2,265
Corporate and other	4,182	2,957	2,335

Consolidated totals	$37,399	$30,451	$18,965

	September 30,
	2007	2006

Aggregate identifiable assets:
Hospital Division	$533,675	$541,013
MedCath Partners Division	34,021	40,626
Corporate and other	101,719	204,210

Consolidated totals	$669,415	$785,849

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

All of the Company’s goodwill is recorded at the Corporate and other segment.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Guarantor/Non-Guarantor Financial Statements

The following tables present the condensed consolidated financial information for each of the Parent, the Issuer, the Guarantors and the subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

MEDCATH CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Current assets:
Cash and cash equivalents	$—	$—	$80,044	$60,337	$—	$140,381
Accounts receivable, net	—	—	5,372	81,622		86,994
Other current assets	—	—	20,772	17,542	(4,062)	34,252
Current assets of discontinued operations	—	—	17,227	9,764	(16,205)	10,786

Total current assets	—	—	123,415	169,265	(20,267)	272,413
Property and equipment, net	—	—	17,434	279,366	—	296,800
Investments in subsidiaries	385,624	385,624	64,739	(62)	(835,925)	—
Goodwill	—	—	62,740	—	—	62,740
Intercompany notes receivable	—	—	221,838	—	(221,838)	—
Other long-term assets	—	—	15,045	3,668	—	18,713
Long-term assets of discontinued operations	—	—	18,110	18,749	(18,110)	18,749

Total assets	$385,624	$385,624	$523,321	$470,986	$(1,096,140)	$669,415

Current liabilities:
Accounts payable	$—	$—	$1,087	$32,160	$—	$33,247
Income tax payable	—	—	11,124	—	—	11,124
Accrued compensation and benefits	—	—	6,617	12,940	—	19,557
Other current liabilities	—	—	4,077	14,122	(4,062)	14,137
Current portion of long- term debt and obligations under capital leases	—	—	473	3,635	—	4,108
Current liabilities of discontinued operations	—	—	—	27,404	(16,205)	11,199

Total current liabilities	—	—	23,378	90,261	(20,267)	93,372
Long- term debt	—	—	101,904	44,494	—	146,398
Obligations under capital leases	—	—	397	1,409	—	1,806
Intercompany notes payable	—	—	—	221,838	(221,838)	—
Deferred income tax liabilities	—	—	12,018	—	—	12,018
Other long- term obligations	—	—	—	460	—	460
Long-term liabilities of discontinued operations	—	—	—	18,110	(18,110)	—

Total liabilities	—	—	137,697	376,572	(260,215)	254,054
Minority interest in equity of consolidated subsidiaries	—	—	—	—	29,737	29,737
Total stockholders’ equity	385,624	385,624	385,624	94,414	(865,662)	385,624

Total liabilities and stockholders’ equity	$385,624	$385,624	$523,321	$470,986	$(1,096,140)	$669,415

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEDCATH CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$30,932	$695,652	$(7,625)	$718,959
Total operating expenses	—	—	45,970	617,535	(7,625)	655,880

Income (loss) from operations	—	—	(15,038)	78,117	—	63,079
Interest expense	—	—	(23,201)	(9,194)	—	(32,395)
Interest and other income (expense), net	—	—	28,400	(20,545)	—	7,855
Equity in net earnings of unconsolidated affiliates	11,527	11,527	35,201	—	(52,516)	5,739

Income from continuing operations before minority interest, income taxes and discontinued operations	11,527	11,527	25,362	48,378	(52,516)	44,278
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(14,575)	(14,575)

Income from continuing operations before income taxes and discontinued operations	11,527	11,527	25,362	48,378	(67,091)	29,703
Income tax expense	—	—	12,476	—	—	12,476

Income from continuing operations	11,527	11,527	12,886	48,378	(67,091)	17,227
Loss from discontinued operations, net of taxes	—	—	(1,359)	(4,341)	—	(5,700)

Net income	$11,527	$11,527	$11,527	$44,037	$(67,091)	$11,527

	Year Ended September 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$31,230	$683,243	$(8,099)	$706,374
Total operating expenses			58,609	608,345	(8,099)	658,855

Income (loss) from operations	—	—	(27,379)	74,898	—	47,519
Interest expense	—	—	(21,221)	(11,989)	—	(33,210)
Interest and other income (expense), net	—	—	30,357	(22,624)	—	7,733
Equity in net earnings of unconsolidated affiliates	12,576	12,576	42,522	—	(62,755)	4,919

Income from continuing operations before minority interest, income taxes and discontinued operations	12,576	12,576	24,279	40,285	(62,755)	26,961
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(15,521)	(15,521)

Income (loss) from continuing operations before income taxes and discontinued operations	12,576	12,576	24,279	40,285	(78,276)	11,440
Income tax expense	—	—	4,729	—	—	4,729

Income from continuing operations	12,576	12,576	19,550	40,285	(78,276)	6,711
Income (loss) from discontinued operations, net of taxes	—	—	(6,974)	12,839	—	5,865

Net income	$12,576	$12,576	$12,576	$53,124	$(78,276)	$12,576

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

MEDCATH CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath

Net cash (used in) provided by operating activities	$—	$(13,958)	$69,887	$—	$55,929
Net cash (used in) provided by investing activities	(7,883)	(29,539)	948	7,883	(28,591)
Net cash provided by (used in) financing activities	7,883	(54,431)	(26,180)	(7,883)	(80,611)

(Decrease) increase in cash and cash equivalents	—	(97,928)	44,655	—	(53,273)
Cash and cash equivalents:
Beginning of period	—	177,972	15,682	—	193,654

End of period	$—	$80,044	$60,337	$—	$140,381

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEDCATH CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by operating activities	$—	$6,539	$58,426	$—	$64,965
Net cash provided by (used in) investing activities	(9,196)	56,191	(20,373)	(16,558)	10,064
Net cash provided by (used in) financing activities	9,196	(7,587)	(39,714)	16,558	(21,547)

Increase (decrease) in cash and cash equivalents	—	55,143	(1,661)	—	53,482
Cash and cash equivalents:
Beginning of year	—	122,829	17,343	—	140,172

End of year	$—	$177,972	$15,682	$—	$193,654

	Year Ended September 30, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by operating activities	$—	$6,375	$54,872	$—	$61,247
Net cash provided by (used in) investing activities	(8,731)	17,898	21,700	(8,065)	22,802
Net cash provided by (used in) financing activities	8,731	42,434	(71,875)	8,065	(12,645)

Increase in cash and cash equivalents	—	66,707	4,697	—	71,404
Cash and cash equivalents:
Beginning of year	—	56,122	12,646	—	68,768

End of year	$—	$122,829	$17,343	$—	$140,172

21.	Subsequent Events

The Company completed the disposition of Heart Hospital of Lafayette to the Heart Hospital of Acadiana on November 30, 2007. The Company had previously announced that it had entered into a letter of intent to sell its interest in Heart Hospital of Lafayette to certain of the hospital’s physician partners. Heart Hospital of Acadiana is co-owned by Our Lady of Lourdes, a Lafayette, Louisiana community hospital and local physicians.

The aggregate purchase price and other settlement amounts related to the transaction, which was structured as an asset sale, totaled $25 million, subject to customary post-closing adjustments. Since September 30, 2006, the Company has reported the operations of Heart Hospital of Lafayette as an asset held for sale.

The Board of Directors approved a stock repurchase program of up to $59.0 million in August 2007. Stock purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The repurchase program may be discontinued at any time. Subsequent to the approval of the stock repurchase program, the Company purchased 523,263 shares of common stock at a total cost of $12.3 million.

INDEPENDENT AUDITORS’ REPORT

To Heart Hospital of South Dakota, LLC:

We have audited the accompanying balance sheets of Heart Hospital of South Dakota, LLC (the Company) as of September 30, 2007 and 2006 and the related statements of operations, members’ capital, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

December 14, 2007
Charlotte,North Carolina

HEART HOSPITAL OF SOUTH DAKOTA, LLC

BALANCE SHEETS
(In thousands)

	September 30,
	2007	2006

Current assets:
Cash	$14,159	$10,332
Accounts receivable, net	7,208	7,223
Medical supplies	1,112	1,330
Prepaid expenses and other current assets	362	334

Total current assets	22,841	19,219
Property and equipment, net	32,745	33,446
Other assets	427	422

Total assets	$56,013	$53,087

Current liabilities:
Accounts payable	$2,601	$1,781
Accrued compensation and benefits	2,431	2,155
Other accrued liabilities	841	840
Current portion of long-term debt	2,272	3,049

Total current liabilities	8,145	7,825
Long-term debt	21,019	22,952
Other long-term obligations	282	224

Total liabilities	29,446	31,001
Members’ capital	26,567	22,086

Total liabilities and members’ capital	$56,013	$53,087

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended September 30,
	2007	2006	2005

Net revenue	$66,342	$61,345	$58,977
Operating expenses:
Personnel expense	21,246	19,372	18,994
Medical supplies expense	15,917	14,367	14,838
Bad debt expense	1,721	939	1,142
Other operating expenses	9,979	9,333	9,021
Depreciation	1,915	2,504	3,443
Loss on disposal of property, equipment and other assets	33	8	99

Total operating expenses	50,811	46,523	47,537

Income from operations	15,531	14,822	11,440
Other income (expenses):
Interest expense	(1,711)	(1,845)	(2,470)
Interest and other income, net	617	501	281

Total other expenses, net	(1,094)	(1,344)	(2,189)

Net income	$14,437	$13,478	$9,251

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF MEMBERS’ CAPITAL
(In thousands)

				Accumulated Other
	Sioux Falls			Comprehensive Income (Loss)
	Hospital	North Central		Sioux Falls	North Central
	Management,	Heart Institute	Avera	Hospital	Heart Institute	Avera
	Inc.	Holdings, PLLC	McKennan	Management, Inc.	Holdings, PLLC	McKennan	Total

Balance, September 30, 2004	$5,174	$5,174	$5,174	$(126)	$(126)	$(126)	$15,144
Distributions to members	(2,667)	(2,667)	(2,667)	—	—	—	(8,001)
Comprehensive income:
Net income	3,084	3,083	3,084	—	—	—	9,251
Change in fair value of interest rate swap	—	—	—	176	176	176	528

Total comprehensive income							9,779

Balance, September 30, 2005	$5,591	$5,590	$5,591	$50	$50	$50	$16,922
Distributions to members	(2,648)	(2,647)	(2,647)	—	—	—	(7,942)
Comprehensive income:
Net income	4,493	4,493	4,492	—	—	—	13,478
Change in fair value of interest rate swap	—	—	—	(124)	(124)	(124)	(372)

Total comprehensive income							13,106

Balance, September 30, 2006	$7,436	$7,436	$7,436	$(74)	$(74)	$(74)	$22,086
Distributions to members	(3,299)	(3,299)	(3,298)	—	—	—	(9,896)
Comprehensive income:
Net income	4,813	4,812	4,812	—	—	—	14,437
Change in fair value of interest rate swap	—	—	—	(20)	(20)	(20)	(60)

Total comprehensive income							14,377

Balance, September 30, 2007	$8,950	$8,949	$8,950	$(94)	$(94)	$(94)	$26,567

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2007	2006	2005

Net income	$14,437	$13,478	$9,251
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debt expense	1,721	939	1,142
Depreciation	1,915	2,504	3,443
Amortization of loan acquisition costs	38	66	119
Loss on disposal of property, equipment and other assets	33	8	99
Change in assets and liabilities that relate to operations:
Accounts receivable	(1,706)	(1,938)	(122)
Medical supplies	218	(143)	(60)
Prepaid expenses and other assets	(71)	10	(33)
Accounts payable and accrued liabilities	1,055	(456)	(169)
Due to affiliates	40	—	(90)

Net cash provided by operating activities	17,680	14,468	13,580
Investing activities:
Purchases of property and equipment	(1,240)	(1,291)	(2,262)
Proceeds from sale of property and equipment	(7)	1	165

Net cash used in investing activities	(1,247)	(1,290)	(2,097)
Financing activities:
Proceeds from issuance of long-term debt	347	—	500
Repayments of long-term debt	(3,057)	(4,770)	(4,926)
Payments of loan acquisition costs	—	(64)	—
Distributions to members	(9,896)	(7,942)	(8,001)

Net cash used in financing activities	(12,606)	(12,776)	(12,427)

Net increase (decrease) in cash	3,827	402	(944)
Cash:
Beginning of year	10,332	9,930	10,874

End of year	$14,159	$10,332	$9,930

Supplemental cash flow disclosures:
Interest paid	$1,677	$1,775	$2,351

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS
(All tables in thousands)

1.	Organization

Heart Hospital of South Dakota, LLC, doing business as Avera Heart Hospital of South Dakota, (the Company) is a North Carolina limited liability company that was formed on June 18, 1999 to develop, own, and operate an acute-care hospital located in South Dakota, specializing in all aspects of cardiology and cardiovascular surgery. The hospital commenced operations on March 20, 2001. At September 30, 2007 and 2006, Sioux Falls Hospital Management, Inc., North Central Heart Institute Holdings, PLLC, and Avera McKennan each held a 33 1/3% interest in the Company.

Sioux Falls Hospital Management, Inc., an indirectly wholly owned subsidiary of MedCath Corporation (MedCath), acts as the managing member in accordance with the Company’s operating agreement. The Company will cease to exist on December 31, 2060, unless the members elect earlier dissolution. The termination date may be extended for up to an additional 40 years in five-year increments at the election of the Company’s board of directors.

2.	Summary of Significant Accounting Policies

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. There is a reasonable possibility that actual results may vary significantly from those estimates.

Fair Value of Financial Instruments — The Company considers the carrying amounts of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, net, accounts payable, accrued liabilities and long-term debt to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2007 and 2006. The Company has no financial instruments on the balance sheets for which the carrying amounts and estimated fair values differed significantly at September 30, 2007 and 2006.

Cash — Cash consists of currency on hand and demand deposits with financial institutions.

Concentrations of Credit Risk — The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third-party payors, including Medicare, Medicaid, and commercial insurance carriers. The following table summarizes the percentage of gross accounts receivable from all payors at September 30:

	2007	2006

Medicare and Medicaid	43%	44%
Commercial	35%	37%
Other, including self-pay	22%	19%

	100%	100%

Allowance for Doubtful Accounts — Accounts receivable primarily consist of amounts due from third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The Company estimates this allowance based on such factors as payor mix, aging and its historical collection experience and write-offs.

Medical Supplies — Medical supplies consist primarily of supplies necessary for diagnostics, catheterization and surgical procedures and general patient care and are stated at the lower of first-in, first-out (FIFO) cost or market.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Property and Equipment — Property and equipment are recorded at cost and depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment and software. Repairs and maintenance costs are charged to operating expense while betterments are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in income from operations.

Long-Lived Assets — Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition are less than their carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. No impairment charges of long-lived assets were necessary for the years ended September 30, 2007, 2006 and 2005.

Other Assets — Other assets primarily consist of loan acquisition costs, which are costs associated with obtaining long-term financing (Loan Costs). The Loan Costs are being amortized using the straight-line method, over the life of the related debt, which approximates the effective interest method. The Company recognizes the amortization of Loan Costs as a component of interest expense. Amortization expense recognized for Loan Costs totaled approximately $38,000, $66,000 and $119,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

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

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 53% , 53% and 55% of the Company’s net revenue during the years ended September 30, 2007, 2006 and 2005, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, a hospital is paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.

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

Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2007, 2006 and 2005, the Company incurred approximately $597,000, $544,000 and $348,000, respectively, of advertising expenses.

Income Taxes — The Company has elected to be treated as a limited liability company for federal and state income tax purposes. As such, all taxable income or loss of the Company is included in the income tax returns of the respective members. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

Members’ Share of Net Income and Loss — In accordance with the membership agreement, net income and loss are first allocated to the members based on their respective ownership percentages. If the cumulative losses of the Company exceed its initial capitalization and committed capital obligations of its members, Sioux Falls Hospital Management, Inc., the Company’s managing member, is required, due to at-risk capital position, by accounting principles generally accepted in the United States of America, to recognize a disproportionate share of the Company’s losses that otherwise would be allocated to all of its members on a pro rata basis. In such cases, Sioux Falls Hospital Management, Inc. will recognize a disproportionate share of the Company’s future profits to the extent it has previously recognized a disproportionate share of the Company’s losses.

Market Risk — The Company’s policy for managing risk related to its exposure to variability in interest rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The Company recognizes all derivatives as either assets or liabilities in the balance sheets and measures those instruments at fair value in accordance with Statement of Financial

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement No. 133) and as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

3.	Accounts Receivable

Accounts receivable, net, at September 30 is as follows:

	2007	2006

Receivables, principally from patients and third-party payors	$8,230	$7,764
Other receivables	160	245

	8,390	8,009
Allowance for doubtful accounts	(1,182)	(786)

Accounts receivable, net	$7,208	$7,223

Activity for the allowance for doubtful accounts for the years ended September 30 is as follows:

	2007	2006

Balance, beginning of year	$786	$1,150
Bad debt expense	1,721	939
Write-offs, net of recoveries	(1,325)	(1,303)

Balance, end of year	$1,182	$786

4.	Property and Equipment

Property and equipment, net, at September 30 is as follows:

	2007	2006

Land and improvements	$1,327	$1,327
Buildings and improvements	31,642	31,642
Equipment and software	18,871	18,546
Construction in progress	343	—

	52,183	51,515
Less accumulated depreciation	(19,438)	(18,069)

	$32,745	$33,446

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt

Long-term debt at September 30 is as follows:

	2007	2006

Bank mortgage loan	$22,212	$23,718
Installment notes payable to equipment lenders	731	2,283
Equipment loan	348	—

	23,291	26,001
Less current portion	(2,272)	(3,049)

	$21,019	$22,952

Bank Mortgage Loan — The Company financed its building and land through a bank mortgage loan dated June 29, 2000. Under the terms of the loan, interest-only payments were due through June 2002, which represented the first 24 months following the closing of the loan. Thereupon, the loan converted to a term loan with principal and interest payments due monthly, based on a 240-month amortization schedule with interest determined using the LIBOR rate plus an applicable margin of 2.75%. The loan was originally scheduled to mature on July 10, 2003 but was amended to extend the maturity date to September 30, 2008. During February 2006, this loan was refinanced and extended through December 2015 with an interest rate of the LIBOR rate plus an applicable margin of 1.25%. At September 30, 2007 and 2006, the interest rate on this loan is 6.97% and 6.58%, respectively. Until the date of refinancing, MedCath and Avera McKennan guaranteed 50% of the outstanding balance of the bank mortgage loan.

At September 30, 2005, the Company had four interest rate swaps, which qualified as cash flow hedges, outstanding for a total notional amount of approximately 80% of the bank mortgage loan’s outstanding balance. Two of the swaps effectively fixed LIBOR at 4.18% (4.18% Swaps) for approximately 60% of the bank mortgage loan’s outstanding balance. The remaining two swaps effectively fixed LIBOR at 3.46% (3.46% Swaps) for approximately 20% of the bank mortgage loan’s outstanding balance. The Company terminated the 4.18% Swaps and the 3.46% Swaps during the year ended September 30, 2006 and entered into a new interest rate swap (the Swap), which qualifies as a cash flow hedge and which effectively fixes LIBOR at 5.21% for approximately 80% of the bank mortgage loan’s outstanding balance. At both September 30, 2007 and 2006, the Company’s effective interest rate on the notional amount of the Swap is 6.46%. During fiscal 2007 and 2006, the Company recognized interest expense based upon the fixed interest rates provided under the swaps, while the change in the fair value of the swaps is recorded as other comprehensive income (loss) and as an adjustment to the derivative liability in the balance sheets. The derivative liability is $282,000 and $224,000 at September 30, 2007 and 2006, respectively, and is included in other long-term obligations on the balance sheets. Future changes in the fair value of the Swap will be recorded based upon the variability in the market interest rates until maturity in December 2015.

The bank mortgage loan agreement contains certain restrictive covenants, which require the maintenance of specific financial ratios and amounts. The Company is in compliance with these restrictive covenants at September 30, 2007.

Notes Payable to Equipment Lenders — The Company acquired substantially all of its equipment under installment notes payable to equipment lenders collateralized by the related equipment, which has a net book value of approximately $1.3 million and $1.9 million at September 30, 2007 and 2006, respectively. Amounts borrowed under these notes are payable in monthly installments of principal and interest over five-year and seven-year terms. The notes have annual fixed rates of interest ranging from 6.4% to 9.3%. MedCath and Avera McKennan have each guaranteed 30% of $731,000 of the installment notes payable to equipment lenders as of September 30, 2007.

The Company also had a $2.5 million working capital line of credit that was provided by the real estate lender, and was subject to the interest rate, covenants, guarantee and collateral of the real estate loan which was scheduled

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

to expire in June 2006 but during fiscal 2006 was extended to December 2008. No amounts were outstanding under this line of credit at September 30, 2007 or 2006.

Future maturities of long-term debt, as of September 30, 2007, are as follows:

Fiscal Year:
2008	$2,272
2009	1,592
2010	1,575
2011	1,579
2012	1,584
Thereafter	14,689

$23,291

6.	Commitments and Contingencies

Operating Leases — The Company leases certain equipment under noncancelable operating leases. The total rent expense under operating leases was approximately $100,000 during the years ended September 30, 2007, 2006 and 2005 and is included in other operating expenses. The future approximate minimum payments on noncancelable operating leases as of September 30, 2007 were $50,000 for fiscal 2008.

Commitments — The Company provides guarantees to certain non-investor physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients requiring radiology services. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $150,000 through March 2008 as of September 30, 2007. The Company would only be required to pay this maximum amount if none of the physician groups collected fees for services performed during the guarantee period.

Contingencies — Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and may be modified. The Company believes that it is in compliance with such laws and regulations and it is not aware of any investigations involving allegations of potential wrongdoing. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including substantial fines and criminal penalties, as well as repayment of previously billed and collected revenue from patient services and exclusion from the Medicare and Medicaid programs. Medicare and Medicaid cost reports have been audited by the fiscal intermediary through September 30, 2005 and September 30, 2004, respectively.

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

MedCath provides working capital to the Company under a revolving credit note with a maximum borrowing limit of $12.0 million. The loan is collateralized by the Company’s accounts receivable from patient services. There

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

are no amounts outstanding under the working capital loan as of September 30, 2007 and 2006. No interest was paid in fiscal 2007, 2006 or 2005 because the working capital loan was paid off monthly.

MedCath and Avera McKennan received debt guarantee fees for their guarantee of 50% of the Company’s outstanding bank mortgage loan until the loan was refinanced in February 2006. In addition, at September 30, 2007, 2006 and 2005 MedCath and Avera McKennan each guarantee 30% of $731,000, $2.3 million and $5.5 million, respectively, of the Company’s outstanding equipment debt. The total amount of such debt guarantee fees are approximately $2,000 each, for the year ended September 30, 2007, $23,000 each, for the year ended September 30, 2006 and $63,000 each, for the year ended September 30, 2005. No amounts are due as of September 30, 2007 or 2006.

MedCath allocated corporate expenses to the Company for costs in the following categories, which are included in operating expenses in the statements of operations, during the years ended September 30:

	2007	2006	2005

Management fees	$1,296	$1,236	$1,167
Hospital employee group insurance	4,130	3,656	3,458
Other	28	72	65

	$5,454	$4,964	$4,690

The other category above consists primarily of support services provided by MedCath and consolidated purchased services paid for by MedCath for which it receives reimbursement at cost in lieu of the Company’s incurring these services directly. Support services include but are not limited to training, treasury, and development. Consolidated purchased services include, but are not limited to insurance coverage, professional services, software maintenance and licenses purchased by MedCath under its consolidated purchasing programs and agreements with third-party vendors for the direct benefit of the Company.

The Company pays Avera McKennan and North Central Heart Institute Holdings, PLLC for various services, including labor, supplies and equipment purchases. The amounts paid during the years ended September 30, were as follows:

	2007	2006	2005

Avera McKennan	$1,018	$931	$1,102
North Central Heart Institute Holdings	779	791	859

Total	$1,797	$1,722	$1,961

8.	Employee Benefit Plan

The Company participates in MedCath’s defined contribution retirement savings plan (the 401(k) Plan), which covers all employees. The 401(k) Plan allows eligible employees to contribute from 1% to 25% of their annual compensation on a pretax basis. The Company, at its discretion, may make an annual contribution of up to 30% of an employee’s pretax contribution, up to a maximum of 6% of compensation. This annual contribution percentage was increased to 30% for fiscal 2007 from 25% for fiscal 2006. The Company’s contributions to the 401(k) Plan were approximately $231,000, $176,000 and $167,000 during the years ended September 30, 2007, 2006 and 2005, respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s internal control over financial reporting was effective as of September 30, 2007 based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MedCath Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated December 14, 2007 expressed an unqualified opinion on those financial statements, and contained an explanatory paragraph regarding the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, effective October 1, 2005.

/s/  Deloitte & Touche LLP

Charlotte, North Carolina
December 14, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to directors is incorporated by reference to information provided under the headings “Election of Directors,” “Corporate Governance,” “Other Matters-Section 16(a) Beneficial Ownership Compliance” and “Accounting and Audit Matters-Audit Committee Financial Expert” and elsewhere in the Company’s proxy statement to be filed with the Commission on or before January 28, 2008 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 5, 2008 (the 2008 Proxy Statement). Some of the information required by this Item with respect to executive officers is provided under the heading “Executive Officers” in Part I of this report.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to information provided under the headings “Executive Compensation” and “Corporate Governance-Compensation of Directors” and elsewhere in the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” and elsewhere in the 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to information provided under the heading “Certain Transactions” and elsewhere in the 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to information provided under the heading “Accounting and Audit Matters” and elsewhere in the 2008 Proxy Statement.

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

(3) The following list of exhibits includes both exhibits submitted with this report and those incorporated by reference to other filings:

Exhibit
No.		Description

3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation(1)
3.2	—	Bylaws of MedCath Corporation(1)
4.1	—	Specimen common stock certificate(1)
4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)

Exhibit
No.		Description

4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)
4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P. And the several stockholders parties thereto (the Registration Rights Agreement)(1)
4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)
4.6	—	Form of 9 7/8% Senior Note due 2012(12)
4.7	—	Indenture dated as of July 7, 2004 among MedCath Holdings Corp., as issuer (the Issuer), MedCath Corporation and the subsidiaries of the Issuer named therein, as guarantors (the Guarantors), and U.S. Bank National Association, as trustee (the Trustee), relating to the 9 7/8% Senior Notes due 2012(12)
4.9	—	Credit Agreement, dated as of July 7, 2004, among MedCath Corporation, as a parent guarantor, MedCath Holdings Corp., as the borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Wachovia Bank, National Association, as syndication agent, and the other lenders party thereto(12)
4.10	—	Collateral Agreement, dated as of July 7, 2004, by and among MedCath Corporation, MedCath Holdings Corp., the Subsidiary Guarantors, as identified on the signature pages thereto and any Additional Grantor (as defined therein) who may become party to the Collateral Agreement, in favor of Bank of America, N.A., as administrative agent for the ratable benefit of the banks and other financial institutions from time to time parties to the Credit Agreement, dated as of July 7, 2004, by and among the MedCath Corporation, MedCath Holdings Corp. and the lenders party thereto(12)
10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(6)
10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(6)
10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(6)
10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)
10.8	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(6)
10.9	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(6)
10.10	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)
10.11	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(6)
10.12	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(6)
10.13	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(6)
10.14	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)
10.15	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)
10.16	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)
10.17	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(6)
10.18	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(6)
10.19	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the Dayton Operating Agreement)(10)(6)
10.20	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(6)
10.21	—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(6)

Exhibit
No.		Description

10.22	—	Guaranty made as of September 24, 1998 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc(1)
10.23	—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)
10.24	—	Termination and Release dated October 1, 2000 by and among Heart Hospital of DTO, LLC, DTO Management, Inc., Franciscan Health Systems of the Ohio Valley, Inc. and ProWellness Health Management Systems, Inc(1)(6)
10.25	—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(6)
10.26	—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(6)
10.27	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(6)
10.28	—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(6)
10.29	—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.30	—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.31	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(6)
10.32	—	Operating Agreement of Heart Hospital of Lafayette, LLC effective as of December 5, 2001 (Lafayette Operating Agreement)(4)(6)
10.33	—	First Amendment to Lafayette Operating Agreement effective as of December 5, 2001(4)(6)
10.34	—	Second Amendment to Lafayette Operating Agreement effective as of December 5, 2001(4)(6)
10.35	—	Third Amendment to Lafayette Operating Agreement effective as of December 5, 2001(4)(6)
10.36	—	Management Services Agreement for the Heart Hospital of Lafayette. LLC dated September 5, 2001(4)(6)
10.37	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)
10.38	—	Outside Directors’ Stock Option Plan(1)
10.39	—	Amended and Restated Directors Option Plan(4)
10.40	—	Form of Heart Hospital Management Services Agreement(1)
10.41	—	Fourth Amendment to the Operating Agreement of Heart Hospital of Lafayette, LLC as of February 7, 2003(8)
10.42	—	Fifth Amendment to the Operating Agreement of Lafayette Heart Hospital, LLC(6)(9)
10.43	—	Engagement Letter dated October 30, 2003 between MedCath Corporation and Sokolov, Sokolov, Burgess(13)
10.44	—	Addendum to Engagement Letter dated as of February 5, 2004 between MedCath Corporation and Sokolov, Sokolov, Burgess(13)
10.45	—	Engagement Letter dated February 17, 2004 between MedCath Corporation, Arizona Heart Hospital, Arizona Heart Institute and Sokolov, Sokolov, Burgess(13)
10.46	—	Agreement for Purchase and Sale, dated November 4, 2004(14)
10.47	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and John T. Casey(15)
10.48	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and James E. Harris(15)
10.49	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Thomas K. Hearn(15)

Exhibit
No.		Description

10.50	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Grant Wicklund(15)
10.51	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Joan McCanless(15)
10.52	—	Sample Agreement to Accelerate Vesting of Stock Options and Restrict Sale of Related Stock Effective September 30, 2005(15)
10.53	—	Consulting Services Agreement dated October 27, 2005 by and between MedCath Corporation and French Healthcare Consulting, Inc.(15)
10.54	—	Separation and Release Agreement effective November 25, 2005 by and between MedCath Corporation and Charles R. Slaton(15)
10.55	—	Guaranty made as of December 28, 2005 by MedCath Corporation and Harlingen Medical Center Limited Partnership in favor of HCPI Mortgage Corp.(16)
10.56	—	Employment agreement dated February 21, 2006, by and between MedCath Corporation and O. Edwin French(17)
10.57	—	MedCath Corporation 2006 Stock Option and Award Plan effective March 1, 2006
10.58	—	Employment agreement dated March 27, 2006, by and between MedCath Corporation and Phil Mazzuca(17)
10.59	—	Consulting agreement effective August 4, 2006 by and between MedCath Incorporated and SSB Solutions(18)
10.60	—	Resignation letter of John T. Casey dated August 16, 2006
10.61	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and James E. Harris dated September 1, 2006
10.62	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Thomas K. Hearn dated September 1, 2006
10.63	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Joan McCanless dated September 1, 2006
10.64	—	First Amendment to the February 21, 2006 Employment Agreement by and between MedCath Corporation and O. Edwin French dated September 1, 2006
10.65	—	First Amendment to the March 27, 2006 Employment Agreement by and between MedCath Corporation and Phil Mazzuca dated September 1, 2006
10.66	—	LLC Interest Purchase Agreement, dated as of August 14, 2006, by and among Carondelet Health Network, an Arizona non-profit corporation, Southern Arizona Heart, Inc., a North Carolina corporation, and MedCath Incorporated, a North Carolina corporation(19)
10.67	—	Operating Agreement of HMC Management Company, LLC, effective as of June 29, 2007(6)
10.68	—	Amended and Restated Operating Agreement of Coastal Carolina Heart, LLC, effective as of July 1, 2007(6)
10.69	—	Amended and Restated Limited Partnership Agreement of Harlingen Medical Center, Limited Partnership, effective as of July 10, 2007(6)
10.70	—	Amended and Restated Operating Agreement of HMC Realty, LLC, effective as of July 10, 2007(6)
12.0	—	Ratio of earnings to fixed charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2	—	Consent of Deloitte & Touche LLP, Independent Auditors
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(6)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(12)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-119170).

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 7, 2006.

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

Name	Title	Date

/s/ O. Edwin French O. Edwin French	President and Chief Executive Officer (principal executive officer)	December 14, 2007

/s/ James E. Harris James E. Harris	Executive Vice President and Chief Financial Officer (principal financial officer)	December 14, 2007

/s/ Lora Ramsey Lora Ramsey	Vice President — Controller (principal accounting officer)	December 14, 2007

/s/ Adam H. Clammer Adam H. Clammer	Director	December 14, 2007

/s/ Edward A. Gilhuly Edward A. Gilhuly	Director	December 14, 2007

/s/ John B. McKinnon John B. McKinnon	Director	December 14, 2007

/s/ Robert S. McCoy, Jr. Robert S. McCoy, Jr.	Director	December 14, 2007

/s/ Galen D. Powers Galen D. Powers	Director	December 14, 2007

/s/ Paul B. Queally Paul B. Queally	Director	December 14, 2007

/s/ Jacque J. Sokolov, MD Jacque J. Sokolov, MD	Director	December 14, 2007

/s/ John T. Casey John T. Casey	Director	December 14, 2007