Form 10-Q
period 2007-12-31
MEDCATH CORP
filed 2008-02-11
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of January 31, 2008, there were 21,287,085 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31,	September 30,
	2007	2007

Current assets:
Cash and cash equivalents	$114,701	$140,381
Accounts receivable, net	98,968	86,994
Medical supplies	16,094	15,336
Deferred income tax assets	15,332	12,389
Prepaid expenses and other current assets	7,060	6,527
Current assets of discontinued operations	—	10,786

Total current assets	252,155	272,413
Property and equipment, net	304,063	296,800
Investments in affiliates	2,772	5,718
Goodwill	62,740	62,740
Other intangible assets, net	6,321	6,448
Other assets	6,302	6,547
Long-term assets of discontinued operations	—	18,749

Total assets	$634,353	$669,415

Current liabilities:
Accounts payable	$33,512	$33,247
Income tax payable	1,988	11,124
Accrued compensation and benefits	17,441	19,557
Other accrued liabilities	16,777	14,137
Current portion of long-term debt and obligations under capital leases	4,063	4,108
Current liabilities of discontinued operations	—	11,199

Total current liabilities	73,781	93,372
Long-term debt	145,654	146,398
Obligations under capital leases	1,514	1,806
Deferred income tax liabilities	11,945	12,018
Other long-term obligations	2,748	460

Total liabilities	235,642	254,054

Commitments and contingencies

Minority interest in equity of consolidated subsidiaries	24,954	29,737

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,287,085 issued and 21,218,185 outstanding at December 31, 2007 21,271,144 issued and 21,202,244 outstanding at September 30, 2007	213	213
Paid-in capital	451,478	447,688
Accumulated deficit	(59,064)	(61,821)
Accumulated other comprehensive loss	(171)	(62)
Treasury stock, at cost;
68,900 shares at December 31, 2006
846,406 shares at December 31, 2007	(18,699)	(394)

Total stockholders’ equity	373,757	385,624

Total liabilities and stockholders’ equity	$634,353	$669,415

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2007	2006

Net revenue	$163,664	$175,549
Operating expenses:
Personnel expense	55,941	57,175
Medical supplies expense	43,656	48,170
Bad debt expense	12,173	13,831
Other operating expenses	32,110	36,465
Pre-opening expenses	248	—
Depreciation	7,960	8,869
Amortization	127	252
Loss on disposal of property, equipment and other assets	28	57

Total operating expenses	152,243	164,819

Income from operations	11,421	10,730
Other income (expenses):
Interest expense	(4,032)	(7,458)
Loss on early extinguishment of debt	—	(4,480)
Interest and other income, net	1,172	2,725
Equity in net earnings of unconsolidated affiliates	2,025	1,438

Total other expenses, net	(835)	(7,775)

Income from continuing operations before minority interest and incomes taxes	10,586	2,955
Minority interest share of earnings of consolidated subsidiaries	(4,736)	(2,480)

Income from continuing operations before income taxes	5,850	475
Income tax expense	2,595	221

Income from continuing operations	3,255	254
Loss from discontinued operations, net of taxes	(191)	(5,150)

Net income (loss)	$3,064	$(4,896)

Earnings (loss) per share, basic Continuing operations	$0.15	$0.01
Discontinued operations	(0.01)	(0.25)

Earnings (loss) per share, basic	$0.14	$(0.24)

Earnings (loss) per share, diluted Continuing operations	$0.15	$0.01
Discontinued operations	(0.01)	(0.25)

Earnings (loss) per share, diluted	$0.14	$(0.24)

Weighted average number of shares, basic	21,028	20,121
Dilutive effect of stock options and restricted stock	263	—

Weighted average number of shares, diluted	21,291	20,121

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance, September 30, 2007	21,202	$213	$447,688	$(61,821)	$(62)	69	$(394)	$385,624
Cumulative impact of change in accounting princple (Note 2)	—	—	—	(307)	—	—	—	(307)
Exercise of stock options, including income tax benefit	16	—	328	—	—	—	—	328
Share buyback	—	—	—	—	—	777	(18,305)	(18,305)
Share-based compensation expense	—	—	3,709	—	—	—	—	3,709
Tax impact of cancellation of stock options	—	—	(247)	—	—	—	—	(247)
Comprehensive income:
Net income	—	—	—	3,064	—	—	—	3,064
Change in fair value of interest rate swaps, net of income tax benefit	—	—	—	—	(109)	—	—	(109)

Total comprehensive income								2,955

Balance, December 31, 2007	21,218	$213	$451,478	$(59,064)	$(171)	846	$(18,699)	$373,757

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2007	2006
Net income (loss)	$3,064	$(4,896)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	191	5,150
Bad debt expense	12,173	13,831
Depreciation	7,960	8,869
Amortization	127	252
Excess income tax benefit on exercised stock options	(22)	(954)
Loss on disposal of property, equipment and other assets	28	57
Share-based compensation expense	3,709	1,026
Amortization of loan acquisition costs	185	1,260
Equity in earnings of unconsolidated affiliates, net of dividends received	2,837	2,211
Minority interest share of earnings of consolidated subsidiaries	4,736	2,480
Deferred income taxes	(1,885)	1,939
Change in assets and liabilities that relate to operations:
Accounts receivable	(24,147)	(11,295)
Medical supplies	(758)	625
Prepaids and other assets	(473)	(3,193)
Accounts payable and accrued liabilities	(7,032)	(5,940)

Net cash provided by operating activities of continuing operations	693	11,422
Net cash provided by (used in) operating activities of discontinued operations	128	(1,535)

Net cash provided by operating activities	821	9,887

Investing activities:
Purchases of property and equipment	(14,257)	(3,481)
Proceeds from sale of property and equipment	29	481

Net cash used in investing activities of continuing operations	(14,228)	(3,000)
Net cash provided by (used in) investing activities of discontinued operations	24,285	(112)

Net cash provided by (used in) investing activities	10,057	(3,112)

Financing activities:
Repayments of long-term debt	(744)	(59,016)
Repayments of obligations under capital leases	(337)	(498)
Distributions to minority partners	(10,485)	(8,632)
Repayments from (advances to) minority partners, net	966	154
Proceeds from exercised stock options	306	2,540
Purchase of treasury shares	(18,305)	—
Proceeds from issuance of common stock	—	39,657
Excess income tax benefit on exercised stock options	22	954

Net cash used in financing activities of continuing operations	(28,577)	(24,841)
Net cash used in financing activities of discontinued operations	(7,981)	(391)

Net cash used in financing activities	(36,558)	(25,232)

Net decrease in cash and cash equivalents	(25,680)	(18,457)
Cash and cash equivalents:
Beginning of year	140,381	193,654

End of year	$114,701	$175,197

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share data)
1. Business and Organization
     MedCath Corporation (the Company) primarily focuses on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the hospital division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of December 31, 2007, the Company owned and operated ten hospitals, together with its physician partners, who own an equity interest in the hospitals where they practice. The Company’s existing hospitals had a total of 635 licensed beds, of which 614 were staffed and available, and were located in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas. The Company is currently in the process of developing a new hospital located in Kingman, Arizona which it expects to open during September 2009.
     See Note 3 — Discontinued Operations for details concerning the Company’s sale of its equity interest in Heart Hospital of Lafayette. Unless specifically indicated otherwise, all amounts and percentages presented in these notes are exclusive of the Company’s discontinued operations.
     The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Avera Heart Hospital of South Dakota and Harlingen Medical Center as of December 31, 2007 and is not the primary beneficiary under the revised version of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46-R). Therefore, the Company is unable to consolidate these hospitals’ results of operations and financial position, but rather is required to account for its minority ownership interest in these hospitals as an equity investment. Harlingen Medical Center was a consolidated entity for the fiscal year ended September 30, 2006 and for the first three quarters of fiscal 2007. In July 2007, the Company sold a portion of its equity interest in Harlingen Medical Center; therefore, the Company no longer is its primary beneficiary and accounts for its minority ownership interest in the hospital as an equity investment.
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
2. Summary of Significant Accounting Policies
     Basis of Presentation — The Company’s unaudited interim consolidated financial statements as of December 31, 2007 and for the three months ended December 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2008 or future fiscal periods.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. During the three months ended December 31, 2007, the Company has not made any material changes in the selection or application of its critical accounting policies as set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007, with the exception of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions This interpretation requires that the Company recognize the impact of a tax position in its consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.
     Restatements and Reclassifications — In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), hospitals sold or classified as held for sale are required to be reported as discontinued operations. During fiscal 2006, the Company decided to seek to dispose of its interest in Heart Hospital of Lafayette and entered into a confidentiality and exclusivity agreement with a potential buyer, therefore classifying the hospital as held for sale. During the first quarter of fiscal 2008, the Company completed the disposition of Heart Hospital of Lafayette to a third party. In accordance with the provisions of SFAS No. 144, the results of operations of this hospital for the three months ended December 31, 2007 and 2006 are reported as discontinued operations.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The Company evaluated the carrying value of the long lived assets related to Heart Hospital of Lafayette at December 31, 2006 and it was determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded in accordance with SFAS No. 144 during the first quarter of fiscal 2007 and is included in loss from discontinued operations in the consolidated statement of operations for the three months ended December 31, 2006.
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
     Share-Based Compensation — On October 1, 2005, the Company adopted SFAS No. 123-R (revised 2004), Share-Based Payment (SFAS No. 123-R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values . SFAS No. 123-R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to expense the value of the portion of the award that is ultimately expected to vest over the requisite service period in the Company’s statement of operations. On September 30, 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees with the condition that the optionee enter into a sale restriction agreement which provides that if the optionee exercises a stock option prior to its originally scheduled vesting date while employed by the Company, the optionee will be prohibited from selling the share of stock acquired upon exercise of the option until the date the option would have become vested had it not been accelerated. All new stock options granted since September 30, 2005 have immediate vesting with sales restrictions. As a result, share-based compensation is recorded on the option grant date.
     The Company adopted SFAS No. 123-R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123-R.
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
     As required under SFAS No. 123-R, in calculating the share-based compensation expense for the three months ended December 31, 2007 and 2006, the fair value of each option grant was estimated on the date of grant. The Company used the Black-Scholes option pricing model with the range of weighted-average assumptions used for option grants noted in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and was determined based on an analysis of historical exercise and cancellation behavior. This analysis is updated December 31 of each year and at December 31, 2007 the analysis illustrated a change in the range of expected life for subsequent grants, which is reflected in the table below. The risk-free interest rate is based on the US Treasury yield curve in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

For the Three Months Ended December 31,
	2007	2006
Expected life	5-8 years	6-8 years
Risk- free interest rate	3.35% — 4.56%	4.44% — 4.76%
Expected volatility	34% — 41%	38% — 43%	%
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
     Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet evaluated the potential impact of the adoption of SFAS 160.
3. Discontinued Operations
     During September 2006, the Company decided to seek to dispose of its interest in Heart Hospital of Lafayette (HHLf) and entered into a confidentiality and exclusivity agreement with a potential buyer. During November 2007, the Company completed the disposition of Heart Hospital of Lafayette. Pursuant to the provisions of SFAS No. 144, the consolidated financial statements for the three months ended December 31, 2007 and 2006 present HHLf as a discontinued operation.
     At September 30, 2007, HHLf was in violation of a financial covenant under an $8.6 million equipment loan to HHLf, which is guaranteed by MedCath. HHLf is classified as a discontinued operation. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the consolidated balance sheet as of September 30, 2007. This debt was paid off with the proceeds from the sale.
     The results of operations of HHLf, excluding intercompany interest expense and intercompany gain as a result of the sale, are as follows:

	Three Months Ended December 31,
	2007	2006

Net revenue	$4,710	$7,736
Restructuring and write-off charges	—	(4,100)
Operating expenses	(4,979)	(7,992)

Loss from operations	(269)	(4,356)
Loss on sale of assets and equity interest	(310)	—
Other expenses, net	(91)	(191)

Loss before income taxes	(670)	(4,547)
Income tax (benefit) expense	(479)	603

Net loss	$(191)	$(5,150)

     The principal balance sheet items of HHLf excluding intercompany debt, are as follows:

September 30,
2007

Cash and cash equivalents	$3,512
Accounts receivable, net	5,014
Other current assets	2,260

Current assets	$10,786

Property and equipment, net	$18,369
Investments in affiliates	240
Other assets	140

Long-term assets	$18,749

Accounts payable	$1,484
Accrued liabilities	1,521
Current portion of long-term debt and obligations under capital leases	8,194

Current liabilities	$11,199

4. Accounts Receivable
     Accounts receivable, net, consists of the following:

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31,	September 30,
	2007	2007
Receivables, principally from patients and third-party payors	$147,158	$125,235
Receivables, principally from billings to hospitals for various cardiovascular procedures	5,723	4,630
Amounts due under management contracts	4,274	1,763
Other	3,963	4,528

	161,118	136,156
Less allowance for doubtful accounts	(62,150)	(49,162)

Accounts receivable, net	$98,968	$86,994

5. Equity Investments
     The Company owns minority interests in Avera Heart Hospital of South Dakota, Harlingen Medical Center and certain diagnostic ventures and neither has substantive control over the ventures nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its minority ownership interest in the hospital and other ventures as equity investments.
     The following represents summarized financial information of Avera Heart Hospital of South Dakota for the three months ended December 31, 2006 and Harlingen Medical Center and Avera Heart Hospital of South Dakota for the three months ended December 31, 2007:

	Three Months Ended December 31,
	2007	2006

Net revenue	$39,555	$17,319
Income from operations	$4,504	$4,477
Net income	$4,340	$4,185

	December 31,	September 30,
	2007	2007

Current assets	$34,860	$44,331
Long-term assets	$40,204	$40,047
Current liabilities	$16,968	$17,458
Long-term liabilities	$21,441	$21,301
6. Long-term Debt
     Long-term debt consists of the following:

	December 31,	September 30,
	2007	2007

Senior Notes	$101,961	$101,961
Notes payable to various lenders	46,575	47,294

	148,536	149,255
Less current portion	(2,882)	(2,857)

Long-term debt	$145,654	$146,398

     Debt Covenants—At December 31, 2007, the Company was in compliance with all covenants in the instruments governing its outstanding debt.
7. Liability Insurance Coverage
     During June 2006, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division. During June 2007, the Company entered into a new one-

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division.
     Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of December 31, 2007 and September 30, 2007, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $4.5 million and $4.2 million, respectively, which is included in other accrued liabilities on the consolidated balance sheets.
8. Accounting for Uncertainty in Income Taxes
     The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, effective October 1, 2007. As a result of the implementation, the Company recognized a $0.3 million net increase to the reserves for uncertain tax positions. This increase was accounted for as a cumulative effect adjustment and recognized as a reduction in beginning retained earnings in the consolidated balance sheet (unaudited). Including the cumulative effect adjustment, the Company had approximately $2.4 million of unrecognized tax benefits as of October 1, 2007. Of this total, $0.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods. The remaining $2.1 million represents the amount of unrecognized tax benefits for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not impact the effective tax rate. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
     The Company includes interest related to tax issues as part of net interest in the consolidated financial statements (unaudited). The Company records any applicable penalties related to tax issues within the income tax provision. The Company had $0.2 million accrued for interest and penalties as of October 1, 2007. The interest and penalties impact for the unrecognized tax liabilities was immaterial to the consolidated financial results for the first quarter of fiscal 2008.
     Due to the utilization of all federal net operating losses in the past three years, the Company may be subject to examination by the Internal Revenue Service (IRS) back to September 30, 2000. In addition, the Company files income tax returns in multiple states and local jurisdictions. Generally, the Company is subject to state and local audits going back to years ended September 30, 2004; however, due to existing net operating loss carryforwards, the IRS can audit back to September 30, 1998 and September 30, 1999 in a few significant states.
9. Contingencies and Commitments
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
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through December 31, 2007. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
     The U.S. Department of Justice, or DOJ, conducted an investigation of a clinical trial conducted at one of our hospitals. The investigation concerned alleged improper federal healthcare program billings from 1998-2002 because certain endoluminal graft devices were implanted either without an approved investigational device exception or outside of the approved protocol. The DOJ reached a settlement under the False Claims Act with the medical practice whose physicians conducted the clinical trial. The hospital entered into an agreement with the DOJ under which it paid $5.8 million to the United States to settle, and obtain a release from any federal civil false claims related to DOJ’s investigation. The settlement and release cover both the hospital and the physician who conducted the clinical trial, and does not include any finding of wrong doing or any admission of liability. The Company recorded a $5.8 million reduction in net revenue for the year ended September 30, 2007, to establish a reserve for repayment of a portion of Medicare reimbursement related to hospital inpatient services provided to patients from 1998-2002 in accordance with SFAS No. 5, Accounting for Contingencies . The $5.8 million settlement was paid to the United States in November 2007.
     Commitments — On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (FIN No. 45-3), FIN No. 45-3 amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a specified period will be at least a specified amount. Under FIN No. 45-3, the accounting requirements of FIN No. 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN No. 45, is required for all interim and annual periods beginning after January 1, 2006.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
Some of the Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among others. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $7.9 million through April 2010 as of December 31, 2007. The Company would only be required to pay this maximum amount if none of the physician groups collected fees for services performed during the guarantee period.
10. Per Share Data
     The calculation of diluted earnings (loss) per share considers the potential dilutive effect of options to purchase 1,947,171 and 1,848,909 shares of common stock at prices ranging from $4.75 to $33.05, which were outstanding at December 31, 2007 and 2006, respectively, as well as 193,982 and 216,835 shares of restricted stock which were outstanding at December 31, 2007 and 2006, respectively. Of the outstanding stock options, 575,500 and 1,848,909 have not been included in the calculation of diluted earnings (loss) per share for the three months ended December 31, 2007 and 2006, respectively, because the options were anti-dilutive.
11. Stock Compensation Plans
     Effective October 1, 2005, the Company adopted the MedCath Corporation 2006 Stock Option and Award Plan (the Stock Plan), which provides for the issuance of stock options, restricted stock and restricted stock units to employees of the Company. The Stock Plan is administered by the compensation committee of the board of directors, who has the authority to select the employees eligible to receive awards. This committee also has the authority under the Stock Plan to determine the types of awards, select the terms and conditions attached to all awards, and, subject to the limitation on individual awards in the Stock Plan, determine the number of shares to be awarded. At December 31, 2007, the maximum number of shares of common stock which can be issued through awards granted under the Stock Plan is 1,750,000, of which 717,018 are outstanding as of December 31, 2007. The Stock Plan will expire, and no awards may be granted there under, after September 30, 2015.
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
     Activity for the Stock Plan and the Company’s other option plans was as follows:

	For the Three Months Ended
	December 31, 2007		December 31, 2006
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,727,112	$19.11	2,070,472	$18.80

Granted	312,000	26.77	44,000	28.59
Exercised	(15,941)	19.19	(201,999)	12.58
Cancelled	(76,000)	27.71	(63,564)	19.65

Outstanding stock options, end of period	1,947,171	$21.66	1,848,909	$19.21

     The following table summarizes information for options outstanding and exercisable at December 31, 2007:

	Number	Weighted-
	Outstanding	Average	Weighted-
	and	Remaining	Average
Range of Prices	Exercisable	Life (years)	Exercise Price
$4.75 — 15.80	246,912	6.38	$12.40
15.91 — 18.26	116,700	7.88	16.22
19.00 — 19.60	213,559	2.60	19.04
21.49 — 21.49	500,000	8.14	21.49
21.66 — 22.50	320,000	8.26	22.45
23.25 — 27.71	369,500	9.44	26.43
27.80 — 30.24	105,500	9.10	29.26
30.35 — 33.05	75,000	9.26	31.55

$4.75 — 33.05	1,947,171	7.71	$21.66

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Under SFAS No. 123-R, share-based compensation expense recognized for the three months ended December 31, 2007 and 2006 was $3.7 million and $1.0 million, respectively, which had the effect of decreasing net income by $2.2 million or $0.10 per basic and diluted share and $0.6 million or $0.03 per basic and diluted share for the respective periods. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the period as all such options vest immediately. The total intrinsic value of options exercised during the three months ended December 30, 2007 and 2006 was $0.1 million and $2.5 million, respectively, and the total intrinsic value of options outstanding at December 31, 2007 was $5.7 million.
     During the fiscal year ended September 30, 2006, the Company granted to employees 270,836 shares of restricted stock, which vest at various dates through March 2009. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. Unamortized compensation expense related to restricted stock amounted to $1.3 million at December 31, 2007.
12. Reportable Segment Information
     The Company’s reportable segments consist of the hospital division and the MedCath Partners division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended December 31,
	2007	2006

Net revenue:
Hospital Division	$152,893	$162,224
MedCath Partners Division	10,161	12,806
Corporate and other	610	519

Consolidated totals	$163,664	$175,549

Income (loss) from operations:
Hospital Division	$50,059	$11,288
MedCath Partners Division	1,520	2,587
Corporate and other	(40,158)	(3,145)

Consolidated totals	$11,421	$10,730

Depreciation and amortization:
Hospital Division	$6,493	$7,448
MedCath Partners Division	1,317	1,473
Corporate and other	277	200

Consolidated totals	$8,087	$9,121

Interest expense (income) including intercompany, net:
Hospital Division	$6,044	$7,931
MedCath Partners Division	(19)	(16)
Corporate and other	(3,103)	1,477

Consolidated totals	$2,922	$9,392

Capital expenditures:
Hospital Division	$13,347	$2,820
MedCath Partners Division	288	134
Corporate and other	1,645	527

Consolidated totals	$15,280	$3,481

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31,	September 30,
	2007	2007
Aggregate identifiable assets:
Hospital Division	$507,883	$533,675
MedCath Partners Division	35,312	34,021
Corporate and other	91,158	101,719

Consolidated totals	$634,353	$669,415

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
13. Secondary Public Offering
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
14. Guarantor/Non-Guarantor Financial Statements
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$66,201	$48,500	$—	$114,701
Accounts receivable, net	—	—	6,705	92,263	—	98,968
Other current assets	—	—	40,289	18,805	(20,608)	38,486

Total current assets	—	—	113,195	159,568	(20,608)	252,155
Property and equipment, net	—	—	17,816	286,247	—	304,063
Investments in subsidiaries	373,757	373,757	68,515	(62)	(815,967)	—
Goodwill	—	—	62,740	—	—	62,740
Intercompany notes receivable	—	—	233,397	—	(233,397)	—
Other long-term assets	—	—	11,766	3,629	—	15,395

Total assets	$373,757	$373,757	$507,429	$449,382	$(1,069,972)	$634,353

Current liabilities:
Accounts payable	$—	$—	$953	$32,559	$—	$33,512
Accrued compensation and benefits	—	—	5,935	11,506	—	17,441
Other current liabilities	—	—	9,867	29,503	(20,605)	18,765
Current portion of long- term debt and obligations under capital leases	—	—	440	3,623	—	4,063

Total current liabilities	—	—	17,195	77,191	(20,605)	73,781
Long- term debt	—	—	101,915	43,739	—	145,654
Obligations under capital leases	—	—	276	1,238	—	1,514
Intercompany notes payable	—	—	—	233,399	(233,399)	—
Deferred income tax liabilities	—	—	11,945	—	—	11,945
Other long- term obligations	—	—	2,341	407	—	2,748

Total liabilities	—	—	133,672	355,974	(254,004)	235,642
Minority interest in equity of consolidated subsidiaries	—	—	—	—	24,954	24,954
Total stockholders’ equity	373,757	373,757	373,757	93,408	(840,922)	373,757

Total liabilities and stockholders’ equity	$373,757	$373,757	$507,429	$449,382	$(1,069,972)	$634,353

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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended December 31, 2007

	Three Months Ended December 31, 2007
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$7,764	$158,051	$(2,151)	$163,664
Total operating expenses	—	—	32,262	122,132	(2,151)	152,243

Income (loss) from operations	—	—	(24,498)	35,919	—	11,421
Interest expense	—	—	(2,911)	(1,121)	—	(4,032)
Interest and other income (expense), net	—	—	6,016	(4,844)	—	1,172
Equity in net earnings of unconsolidated affiliates	3,064	3,064	27,052	—	(31,155)	2,025

Income from continuing operations before minority interest, income taxes and discontinued operations	3,064	3,064	5,659	29,954	(31,155)	10,586
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(4,736)	(4,736)

Income from continuing operations before income taxes and discontinued operations	3,064	3,064	5,659	29,954	(35,891)	5,850
Income tax expense	—	—	2,595	—	—	2,595

Income from continuing operations	3,064	3,064	3,064	29,954	(35,891)	3,255
Loss from discontinued operations, net of taxes	—	—	—	(191)	—	(191)

Net income	$3,064	$3,064	$3,064	$29,763	$(35,891)	$3,064

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended December 31, 2006

	Three Months Ended December 31, 2006
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$8,700	$169,142	$(2,293)	$175,549
Total operating expenses	—	—	11,821	155,291	(2,293)	164,819

Income (loss) from operations	—	—	(3,121)	13,851	—	10,730
Interest expense	—	—	(4,441)	(3,017)	—	(7,458)
Loss on early extinguishment of debt	—	—	(4,480)	—	—	(4,480)
Interest and other income (expense), net	—	—	7,572	(4,847)	—	2,725
Equity in net earnings of unconsolidated affiliates	(4,896)	(4,896)	2,969	—	8,261	1,438

Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	(4,896)	(4,896)	(1,501)	5,987	8,261	2,955
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(2,480)	(2,480)

Income (loss) from continuing operations before income taxes and discontinued operations	(4,896)	(4,896)	(1,501)	5,987	5,781	475
Income tax expense	—	—	221	—	—	221

Income (loss) from continuing operations	(4,896)	(4,896)	(1,722)	5,987	5,781	254
Loss from discontinued operations, net of taxes	—	—	(3,174)	(1,976)	—	(5,150)

Net income (loss)	$(4,896)	$(4,896)	$(4,896)	$4,011	$5,781	$(4,896)

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended December 31, 2007

	Three Months Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash (used in) provided by operating activities	$—	$(19,323)	$20,783	$(639)	$821
Net cash (used in) provided by investing activities	—	38,510	(33,474)	5,021	10,057
Net cash provided by (used in) financing activities	—	(33,030)	854	(4,382)	(36,558)

(Decrease) increase in cash and cash equivalents	—	(13,843)	(11,837)	—	(25,680)
Cash and cash equivalents:
Beginning of period	—	80,044	60,337	—	140,381

End of period	$—	$66,201	$48,500	$—	$114,701

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended December 31, 2006

	Three Months Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$(18,005)	$27,892	$—	$9,887
Net cash provided by (used in) investing activities	(3,494)	18,144	(21,256)	3,494	(3,112)
Net cash provided by (used in) financing activities	3,494	(15,251)	(9,981)	(3,494)	(25,232)

Decrease in cash and cash equivalents	—	(15,112)	(3,345)	—	(18,457)
Cash and cash equivalents:
Beginning of year	—	177,972	15,682	—	193,654

End of year	$—	$162,860	$12,337	$—	$175,197

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report, as well as the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Overview
     General. We are a healthcare provider focused primarily on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We also have partnerships with community hospital systems, and we manage the cardiovascular program of various hospitals operated by other parties. We opened our first hospital in 1996 and currently have ownership interests in and operate ten hospitals, including eight in which we own a majority interest. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a focus on cardiovascular care. Each of our owned hospitals has a twenty-four hour emergency room staffed by emergency department physicians. The hospitals in which we have ownership interests have a total of 635 licensed beds and are located in predominately high growth markets in eight states: Arizona, Arkansas, California, Louisiana, New Mexico, Ohio, South Dakota, and Texas. We are currently in the process of developing a new hospital in Kingman, Arizona. We expect this hospital to open in late 2009 or early 2010. This hospital is designed to accommodate a total of 106 licensed beds and will initially open with 70 licensed beds. We are expanding our patient beds by 28 at Arkansas Heart Hospital and 80 licensed beds at Louisiana Heart Hospital with the capacity for an additional 40 beds.
     In addition to our hospitals, we currently own and/or manage twenty cardiac diagnostic and therapeutic facilities. Nine of these facilities are located at hospitals operated by other parties and one of these facilities is located at a hospital we own. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining ten facilities are not located at hospitals and offer only diagnostic procedures. Effective January 1, 2007, we renamed our diagnostic and therapeutic division “MedCath Partners”.
     Basis of Consolidation. We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control, and are not the primary beneficiary. Accordingly, one of the hospital in which we hold a minority interest, Avera Heart Hospital of South Dakota, is excluded from the net revenue and operating results of our consolidated company and our consolidated hospital division. During the fourth quarter of fiscal 2007, we sold a portion of our equity interest in Harlingen Medical Center; therefore, beginning in July 2007, we began excluding this hospital from net revenue and operating results of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are excluded from the net revenue and operating results of our consolidated company and our consolidated MedCath Partners division. Our minority interest in the results of operations for the periods discussed for these entities is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of operations in accordance with the equity method of accounting.
     During November 2007, we completed the disposition of Heart Hospital of Lafayette. Accordingly, for all periods presented, the results of operations for this hospital have been excluded from continuing operations and are reported in income (loss) from discontinued operations, net of taxes.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended December 31,
Division	2007	2006
Hospital	93.4%	92.4%
MedCath Partners	6.2%	7.3%
Corporate and other	0.4%	0.3%

Net Revenue	100.0%	100.0%

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

	Three Months Ended December 31,
Payor	2007	2006
Medicare	40.3%	42.7%
Medicaid	2.8%	4.8%
Commercial and other, including self-pay	56.9%	52.5%

Total consolidated net revenue	100.0%	100.0%

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
Results of Operations
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
			Increase/Decrease		% of Net Revenue
	2007	2006	$	%	2007	2006
Net revenue	$163,664	$175,549	$(11,885)	(6.8)%	100.0%	100.0%
Operating expenses:
Personnel expense	55,941	57,175	(1,234)	(2.2)%	34.2%	32.6%
Medical supplies expense	43,656	48,170	(4,514)	(9.4)%	26.7%	27.4%
Bad debt expense	12,173	13,831	(1,658)	(12.0)%	7.4%	7.9%
Other operating expenses	32,110	36,465	(4,355)	(11.9)%	19.6%	20.8%
Pre-opening expenses	248	—	248	100.0%	0.1%	—
Depreciation	7,960	8,869	(909)	(10.2)%	4.9%	5.1%
Amortization	127	252	(125)	(49.6)%	0.1%	0.1%
Loss on disposal of property, equipment and other assets	28	57	(29)	50.9%	0.0%	—

Income from operations	11,421	10,730	691	6.4%	7.0%	6.1%
Other income (expenses):
Interest expense	(4,032)	(7,458)	3,426	45.9%	(2.4)%	(4.2)%
Loss on early extinguishment of debt	—	(4,480)	4,480	100.0%	—	(2.6)%
Interest and other income, net	1,172	2,725	(1,553)	(57.0)%	0.7%	1.6%
Equity in net earnings of unconsolidated affiliates	2,025	1,438	587	40.8%	1.2%	0.8%

Income from continuing operations before minority interest, income taxes and discontinued operations	10,586	2,955	7,631	258.2%	6.5%	1.7%
Minority interest share of earnings of consolidated subsidiaries	(4,736)	(2,480)	(2,256)	(91.0)%	(2.9)%	(1.4)%

Income from continuing operations before income taxes and discontinued operations	5,850	475	5,375	1131.6%	3.6%	0.3%
Income tax expense	2,595	221	2,374	1074.2%	1.6%	0.1%

Income from continuing operations	3,255	254	3,001	1181.5%	2.0%	0.2%
Loss from discontinued operations, net of taxes	(191)	(5,150)	4,959	(96.3)%	(0.1)%	(2.9)%

Net income (loss)	$3,064	$(4,896)	$7,960	(162.6)%	1.9%	(2.7)%

Harlingen Medical Center is treated as an unconsolidated equity investment for the first quarter of fiscal 2008 whereas it was consolidated for the first quarter of 2007. For comparison purposes, the selected operating data below are presented on an actual basis and on a same facility basis. Same facility basis reflects Harlingen Medical Center as though it was an equity investment for the first quarter of 2007. The following table presents selected operating data on a consolidated basis and a same facility basis for the periods indicated:

	Three Months Ended December 31,
				2006 Same
	2007	2006	% Change	Facility	% Change

Selected Operating Data (a):
Number of hospitals	8	9		8
Licensed beds (b)	468	580		468
Staffed and available beds (c)	451	563		451
Admissions (d)	8,055	9,730	(17.2)%	7,904	1.9%
Adjusted admissions (e)	10,976	13,345	(17.8)%	10,311	6.4%
Patient days (f)	28,584	34,089	(16.1)%	28,775	(0.7)%
Adjusted patient days (g)	39,102	46,520	(15.9)%	37,711	3.7%
Average length of stay (days) (h)	3.55	3.50	1.4%	3.64	(2.5)%
Occupancy (i)	68.9%	65.8%		69.4%
Inpatient catheterization procedures (j)	4,555	4,858	(6.2)%	4,679	(2.7)%
Inpatient surgical procedures (k)	2,099	2,516	(16.6)%	2,098	0.0%
Hospital net revenue	$151,965	$161,058	(5.6)%	$142,604	6.6%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements. During the fourth quarter of fiscal 2007, Harlingen Medical Center ceased to be a consolidated subsidiary due to the sale of a portion of our equity interest in the hospital.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatients with a catheterization procedure represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Net revenue decreased 6.8% or $11.8 million to $163.7 million for the three months ended December 31, 2007, the first quarter of our fiscal year 2008, from $175.5 million for the three months ended December 31, 2006, the first quarter of our fiscal year 2007. During the first quarter of 2007 we consolidated Harlingen Medical Center. Harlingen Medical Center is treated as an unconsolidated equity investment for the first quarter of fiscal 2008. Net revenue on a same facility basis (comparing the first quarter of fiscal 2008 to the first quarter of fiscal 2007 excluding the actual results of Harlingen Medical Center), was as follows:

	Three Months Ended December 31,
			Increase/Decrease		% of Net Revenue
	2007	2006	$	%	2007	2006
Net revenue	163,664	157,095	6,569	4.2%	100.0%	100.0%
     The increase in our hospitals’ net revenue on a same facility basis was a result of the following:
•	The first quarter of fiscal 2007 included a $2.7 million reduction in net revenue as a result of recording the potential settlement with the Department of Justice (see commitment and contingency section).

•	Same facility adjusted admissions increased by 6.4%.

     Personnel expense. Personnel expense decreased 2.2% to $55.9 million for the first quarter of fiscal 2008 from $57.2 million for the first quarter of fiscal 2007. Personnel expense on a same facility basis was as follows:

	Three Months Ended December 31,
			Increase/Decrease		% of Net Revenue
	2007	2006	$	%	2007	2006
Personnel expense	55,941	51,128	4,813	9.4%	34.2%	32.5%
     The $4.8 million increase in personnel expense on a same facility basis was primarily due to an increase in stock based compensation expense. The total stock based compensation expense was $3.7 million for the first quarter of fiscal 2008 compared to $1.0 million for the first quarter of fiscal 2007. The stock based compensation expense increased $2.7 million as a result of stock options awarded to employees, directors and certain executives by the compensation committee in November 2007. Employee, director and executive stock option expense increased $0.7 million, $0.4 million and $1.6 million, respectively, in the first quarter of fiscal 2008 compared to the first fiscal quarter of 2007. In addition, the 6.4% increase in adjusted admissions on a same facility basis had a direct impact on our personnel expense.
     Medical supplies expense. Medical supplies expense decreased 9.4% to $43.7 million for the first quarter of fiscal 2008 from $48.2 million for the first quarter of fiscal 2007. On a same facility basis, medical supplies expense decreased 4.2% as shown below:

	Three Months Ended December 31,
			Increase/Decrease		% of Net Revenue
	2007	2006	$	%	2007	2006
Medical supplies expense	43,656	45,553	(1,897)	(4.2)%	26.7%	29.0%
     The 4.2% decrease in medical supplies expense on a same facility basis during the three months ended December 31, 2007 is a result of continued price reductions due to our supply chain initiatives offset by a 6.4% increase in adjusted admissions on a same facility basis. Supplies expense decreased 8.4% per adjusted admission in the first quarter of fiscal 2008 compared to the same period of the prior year.
     Bad debt expense. Bad debt expense decreased 12.0% to $12.2 million for the first quarter of fiscal 2008 from $13.8 million for the first quarter of fiscal 2007. As a percentage of net revenue, bad debt expense decreased to 7.4% from 7.9% for the three months ended December 31, 2007 and 2006, respectively. Bad debt expense on a same facility basis was as follows:

	Three Months Ended December 31,
		Increase/Decrease			% of Net Revenue
	2007	2006	$	%	2007	2006
Bad debt expense	12,173	10,254	1,919	18.7%	7.4%	6.5%
     The 18.7% increase in bad debt expense on a same facility basis is attributable to an overall increase in self-pay patient revenue. Self-pay patient revenue increased $0.9 million in the first quarter of fiscal 2008 compared to the same period for the prior year. Due to our historical collection history related to self-pay patients, we reserve a large portion of self-pay revenue upon discharge.
     Other operating expenses. Other operating expenses decreased 11.9% to $32.1 million for the three months ended December 31, 2007 from $36.5 million for the three months ended December 31, 2006. On a same facility basis, other operating expenses decreased less than 1% as follows:

	Three Months Ended December 31,
			Increase/Decrease		% of Net Revenue
	2007	2006	$	%	2007	2006
Other operating expense	32,110	32,391	(281)	(0.9)%	19.6%	20.6%
     Other operating expenses are comparable on a same facility basis for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
     Interest expense. Interest expense decreased 45.9% to $4.0 million for the first quarter of fiscal 2008 from $7.5 million for the first quarter of fiscal 2007 or a reduction of 35.7% and $2.2 million on a same facility basis. The $2.2 million decrease in interest expense on a same facility basis is primarily attributable to the overall reduction in our outstanding debt as we repurchased approximately $36.2 million of our senior notes and repaid $21.2 million of our REIT loan at one of our facilities during the first quarter of fiscal 2007.
     Loss on early extinguishment of debt. We incurred approximately $4.5 million in loss on early extinguishment of debt during the first quarter of fiscal 2007, while there was no loss on early extinguishment of debt during the first quarter of fiscal 2008. During the first quarter of fiscal 2007, this loss consisted of a $3.5 million repurchase premium and the write off of approximately $1.0 million of deferred loan acquisition costs related to the prepayment of a portion of our senior notes.
     Interest and other income, net. Interest and other income, net, decreased to $1.2 million for the first quarter of fiscal 2008 from $2.7 million for the first quarter of fiscal 2007. The decrease in interest and other income is a direct result of the approximately $60.5 million decrease in our cash balance from December 31, 2006 to December 31, 2007.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased approximately $0.6 million for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. For the first quarter of fiscal 2008 we reported Harlingen Medical Center as an equity investment and recorded our allocation of the hospital’s income for the first quarter in equity in net earnings of unconsolidated affiliates. Therefore, equity in net earnings of unconsolidated affiliates for the first quarter of fiscal 2008 includes the earnings at two hospitals in which we hold less than a 50% interest as opposed to only one hospital for the first quarter of fiscal 2007. The remainder of equity in earnings of unconsolidated affiliates is attributable to earnings in various MedCath Partners diagnostic ventures in which we hold less than a 50% interest. The impact of reporting Harlingen Medical Center as an unconsolidated affiliate during the first quarter of 2008 was approximately $0.1 million. The remaining $0.5 million increase is attributable to a $0.4 million increase in the MedCath Partners division and a $0.1 million increase in other ventures.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries increased to $4.7 million for the first quarter of fiscal 2008 from $2.5 million for the first quarter of fiscal 2007. This $2.2 million increase was primarily due to the net increase in earnings of certain of our established hospitals and MedCath Partners’ ventures which were allocated to our minority partners on a pro rata basis. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. As of December 31, 2007, we had remaining cumulative disproportionate loss allocations of approximately $2.8 million at one of our facilities that we may recover in future periods. However, we may be required to recognize additional disproportionate losses depending on the results of operations of facilities with minority ownership interests. We could also be required to recognize disproportionate losses at our other facilities not currently in a disproportionate allocation position depending on their results of operations in future periods. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
     Income tax expense. Income tax expense was $2.6 million for the first quarter of fiscal 2008 compared to $0.2 million for the first quarter of fiscal 2007, which represents an effective tax rate of approximately 44.4% and 46.5% for the respective periods.
     Loss from discontinued operations, net of taxes. Loss from discontinued operations decreased to $0.2 million for the first quarter of fiscal 2008 from $5.2 million for the first quarter of fiscal 2008. On November 30, 2007 we sold certain assets and liabilities related to the Heart Hospital of Lafayette. As a result, the first quarter of fiscal 2008 reflects only two months of activity for Heart Hospital of Lafayette as a discontinued operation. There was a minimal gain recorded upon the sale as most of the impairment on the assets was recorded in prior quarters during fiscal 2007. We recorded an impairment of $4.1 million related to Heart Hospital of Lafayette during the first quarter of fiscal 2007.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital was $178.4 million at December 31, 2007 and $179.0 million at September 30, 2007. During the first quarter of fiscal 2008 we purchased $18.3 million of treasury shares using our cash on hand. The first quarter is also the quarter in which we pay our tax liabilities and accrued bonuses for our employees. The cash outlays were offset by the sale of certain assets and liabilities of Heart Hospital of Lafayette. As a result of the sale, our net cash position increased by approximately $16.2 million during the quarter.
     The cash provided by operating activities of continuing operations was $0.7 million for the first quarter of fiscal 2008 compared to $11.4 million provided by operating activities for the first quarter of fiscal 2007. We experienced an increase in our accounts receivable balance for the first three months of fiscal 2008 compared to the increase that occurred for the first three months of fiscal 2007. In addition, during the first quarter of fiscal 2008, payment was made for a previously announced $5.8 million settlement between one of our hospitals and the United States Department of Justice. This is attributable to an increase in self-pay patient revenue and a 6.4% increase in adjusted admissions on a same facility basis. In addition, we experienced an increase in hospital division days sales outstanding (DSO) for patient accounts receivable.
     Our investing activities from continuing operations used net cash of $14.3 million for the first three months of fiscal 2008 compared to net cash used of $3.0 million for the first three months of fiscal 2007. The total cash used for capital expenditures related to building expansions increased $4.6 million during the first quarter of 2008 compared to the first quarter of fiscal 2007 as a result of the expansion of several of our hospital facilities and the construction of a new acute care hospital in Kingman Arizona. The increase in capital expenditures for continuing operations was offset by the $24.3 million in cash received as a result of the sale of our discontinued operation, Heart Hospital of Lafayette, during the first quarter of fiscal 2008.
     Our financing activities from continuing operations used net cash of $28.6 million for the first three months of fiscal 2008 compared to net cash used of $24.8 million for the first three months of fiscal 2007. The $28.6 million of net cash used for financing activities for the first three months of fiscal 2008 is primarily a result of the $18.3 million purchase of treasury shares and distributions to minority partners of $10.5 million.
     The $24.8 million of net cash used for financing activities for the first three months of fiscal 2007 was for distributions to minority partners and the repayment of long-term debt and obligations under capital leases, including a payment of $39.9 million to pay off our senior secured credit facility, a payment of $21.2 million to pay off one of our facility’s REIT loans, which matured in December 2006, and a payment of $11.1 million to pay off the equipment loan at another of our facilities. Further, during the three months ended December 31, 2007 cash was provided as a result of a secondary public offering in which we sold an additional 1.7 million shares of common stock.
     Capital Expenditures. Expenditures for property and equipment for the first three months of fiscal years 2008 and 2007 were $15.3 million, including cash expenditures of $14.3 million, and $3.5 million, respectively.

During the three months ended December 31, 2007, we continued the development of our hospital in Kingman, Arizona and the expansion projects at two of our existing hospitals. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
     Obligations and Availability of Financing. At December 31, 2007, we had $151.2 million of outstanding debt, $4.1 million of which was classified as current. Of the outstanding debt, $102.0 million was outstanding under our 9 7/8 % senior notes and $48.5 million was outstanding to lenders to our hospitals. The remaining $0.7 million of debt was outstanding to lenders under capital leases and other miscellaneous indebtedness. No amounts were outstanding to lenders under our $100.0 million revolving credit facility at December 31, 2007. At the same date, however, we had letters of credit outstanding of $1.7 million, which reduced our availability under this facility to $98.3 million.
     During the first quarter of fiscal 2007, we sold 1.7 million shares of common stock to the public. The $39.7 million in net proceeds from this offering were used to repurchase approximately $36.2 million of our outstanding senior notes and to pay approximately $3.5 million of associated premiums and expenses associated with the note repurchase.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. The Company was in compliance with all covenants in the instruments governing its outstanding debt at December 31, 2007.
     At December 31, 2007, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
     We believe that internally generated cash flows and available borrowings under our senior secured credit facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
     Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of December 31, 2007 was $255.0 million.
     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 7 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 7.95% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at December 31, 2007 was 7.36%.
     We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.
     We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we typically sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of December 31, 2007 and September 30, 2007, we held $45.3 million and $33.0 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.
Forward-Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2007, before making an investment decision with respect to our debt and equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com         .
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. See Item 7A in the Company’s Annual Report on Form 10-K for further discussions about market risk.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the interim Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
     Information concerning certain risks and uncertainties appears under the heading “Forward-Looking Statements” in Part I, Item 2 of this report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2007. You should carefully consider these risks and uncertainties before making an investment decision with respect to our debt and equity securities. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.
     During the period covered by this report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007 or filings subsequently made with the Securities and Exchange Commission.
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
     The Board of Directors approved a stock repurchase program of up to $59.0 million in August 2007. Stock purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The repurchase program may be discontinued at any time. Subsequent to the approval of the stock repurchase program, the Company purchased 777,506 shares of common stock at a total cost of $18.3 million.

The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal year 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	The Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)
October 1, 2007 — October 31, 2007	—	$—	—	$59,000
November 1, 2007 — November 30, 2007	229	$23.01	229	$53,707
December 1, 2007 — December 31, 2007	548	$23.70	548	$40,695

Total	777	$23.53	777	$40,695
Item 6. Exhibits

Exhibit
No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION
Dated: February 11, 2008	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JAMES A. PARKER
James A. Parker
Interim Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President — Controller (principal accounting officer)