Form 10-Q
period 2008-03-31
MEDCATH CORP
filed 2008-05-09
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 30, 2008, there were 19,496,783 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31,	September 30,
	2008	2007
Current assets:
Cash and cash equivalents	$85,256	$140,276
Restricted cash	8,500	—
Accounts receivable, net	99,529	85,943
Medical supplies	15,583	13,928
Deferred income tax assets	13,560	12,389
Prepaid expenses and other current assets	5,663	6,197
Current assets of discontinued operations	3,273	13,680

Total current assets	231,364	272,413
Property and equipment, net	281,365	270,663
Investments in affiliates	4,850	5,718
Goodwill	62,740	62,740
Other intangible assets, net	6,187	6,448
Other assets	6,420	6,531
Long-term assets of discontinued operations	26,544	44,902

Total assets	$619,470	$669,415

Current liabilities:
Accounts payable	$34,754	$30,933
Income tax payable	1,492	10,552
Accrued compensation and benefits	17,094	18,567
Other accrued liabilities	12,065	13,421
Current portion of long-term debt and obligations under capital leases	4,504	4,089
Current liabilities of discontinued operations	6,090	15,810

Total current liabilities	75,999	93,372
Long-term debt	144,394	146,398
Obligations under capital leases	1,514	1,793
Deferred income tax liabilities	11,855	12,018
Other long-term obligations	415	460
Long-term liabilities of discontinued operations	853	13

Total liabilities	235,030	254,054

Commitments and contingencies

Minority interest in equity of consolidated subsidiaries	27,752	29,737

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,451,144 issued and 19,496,783 outstanding at March 31, 2008 21,271,144 issued and 21,202,244 outstanding at September 30,2007	215	213
Paid-in capital	454,956	447,688
Accumulated deficit	(53,379)	(61,821)
Accumulated other comprehensive loss	(307)	(62)
Treasury stock, at cost; 68,900 shares at September 30, 2007 1,954,361 shares at March 31, 2008	(44,797)	(394)

Total stockholders’ equity	356,688	385,624

Total liabilities and stockholders’ equity	$619,470	$669,415

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net revenue	$157,098	$176,640	$305,948	$337,026
Operating expenses:
Personnel expense	49,638	55,977	100,503	107,918
Medical supplies expense	43,097	47,099	82,726	91,254
Bad debt expense	10,332	14,635	21,617	27,762
Other operating expenses	30,419	34,257	59,565	67,358
Pre-opening expenses	245	—	493	—
Depreciation	7,709	8,180	15,074	16,450
Amortization	135	127	262	379
Loss on disposal of property, equipment and other assets	138	796	166	853

Total operating expenses	141,713	161,071	280,406	311,974

Income from operations	15,385	15,569	25,542	25,052
Other income (expenses):
Interest expense	(3,864)	(5,693)	(7,796)	(13,028)
Loss on early extinguishment of debt	—	(662)	—	(5,142)
Interest and other income, net	488	1,805	1,657	4,525
Equity in net earnings of unconsolidated affiliates	2,181	1,482	4,206	2,920

Total other expenses, net	(1,195)	(3,068)	(1,933)	(10,725)

Income from continuing operations before minority interest and incomes taxes	14,190	12,501	23,609	14,327
Minority interest share of earnings of consolidated subsidiaries	(5,114)	(3,268)	(9,566)	(5,474)

Income from continuing operations before income taxes	9,076	9,233	14,043	8,853
Income tax expense	3,099	4,504	5,448	4,486

Income from continuing operations	5,977	4,729	$8,595	$4,367
Income (loss) from discontinued operations, net of taxes	(292)	1,521	154	(3,013)

Net income	$5,685	$6,250	$8,749	$1,354

Earnings (loss) per share, basic
Continuing operations	$0.30	$0.23	$0.42	$0.21
Discontinued operations	(0.01)	0.07	0.01	(0.14)

Earnings (loss) per share, basic	$0.29	$0.30	$0.43	$0.07

Earnings (loss) per share, diluted
Continuing operations	$0.30	$0.22	$0.41	$0.20
Discontinued operations	(0.01)	0.07	0.01	(0.14)

Earnings (loss) per share, diluted	$0.29	$0.29	$0.42	$0.06

Weighted average number of shares, basic	19,841	21,019	20,438	20,568
Dilutive effect of stock options and restricted stock	121	625	202	634

Weighted average number of shares, diluted	19,962	21,644	20,640	21,202

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance, September 30, 2007	21,271	$213	$447,688	$(61,821)	$(62)	69	$(394)	$385,624
Cumulative impact of change in accounting principle (Note 8)	—	—	—	(307)	—	—	—	(307)
Exercise of stock options, including income tax benefit	180	2	3,593	—	—	—	—	3,595
Share buyback	—	—	—	—	—	1,885	(44,403)	(44,403)
Share-based compensation expense	—	—	3,922	—	—	—	—	3,922
Tax impact of cancellation of stock options	—	—	(247)	—	—	—	—	(247)
Comprehensive income:
Net income	—	—	—	8,749	—	—	—	8,749
Change in fair value of interest rate swaps, net of income tax benefit	—	—	—	—	(245)	—	—	(245)

Total comprehensive income								8,504

Balance, March 31, 2008	21,451	$215	$454,956	$(53,379)	$(307)	1,954	$(44,797)	$356,688

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2008	2007
Net income	$8,749	$1,354
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(154)	3,013
Bad debt expense	21,617	27,762
Depreciation	15,074	16,450
Amortization	262	379
Excess income tax benefit on exercised stock options	(366)	(1,661)
Loss on disposal of property, equipment and other assets	166	853
Share-based compensation expense	3,922	3,149
Amortization of loan acquisition costs	439	2,121
Equity in earnings of unconsolidated affiliates, net of dividends received	1,274	478
Minority interest share of earnings of consolidated subsidiaries	9,566	5,474
Deferred income taxes	(1,333)	2,309
Change in assets and liabilities that relate to operations:
Accounts receivable	(35,203)	(34,341)
Medical supplies	(1,655)	654
Prepaids and other assets	206	(883)
Accounts payable and accrued liabilities	(6,835)	(2,704)

Net cash provided by operating activities of continuing operations	15,729	24,407
Net cash provided by (used in) operating activities of discontinued operations	3,859	(2,061)

Net cash provided by operating activities	19,588	22,346

Investing activities:
Purchases of property and equipment	(27,047)	(9,832)
Proceeds from sale of property and equipment	83	671
Cash restricted for investment	(8,500)	—
Proceeds from sale of equity investment	624	—
Investments in affiliates	(1,030)	—

Net cash used in investing activities of continuing operations	(35,870)	(9,161)
Net cash provided by investing activities of discontinued operations	23,757	130

Net cash used in investing activities	(12,113)	(9,031)

Financing activities:
Repayments of long-term debt	(1,423)	(111,606)
Repayments of obligations under capital leases	(703)	(914)
Distributions to minority partners	(12,658)	(9,628)
Repayments from (advances to) minority partners, net	1,143	154
Proceeds from exercised stock options	3,227	4,594
Purchase of treasury shares	(44,403)	—
Proceeds from issuance of common stock	—	39,658
Excess income tax benefit on exercised stock options	366	1,661

Net cash used in financing activities of continuing operations	(54,451)	(76,081)
Net cash used in financing activities of discontinued operations	(8,044)	(1,703)

Net cash used in financing activities	(62,495)	(77,784)

Net decrease in cash and cash equivalents	(55,020)	(64,469)
Cash and cash equivalents:
Beginning of period	140,276	193,505

End of period	$85,256	$129,036

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
1. Business and Organization
     MedCath Corporation (the Company) primarily focuses on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the hospital division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of March 31, 2008, the Company owned and operated nine hospitals, together with its physician partners, who own an equity interest in the hospitals where they practice. The Company’s existing hospitals had a total of 616 licensed beds, of which 596 were staffed and available, and were located in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. The Company is currently in the process of developing a new hospital located in Kingman, Arizona which it expects to open in late 2009 or early 2010.
     See Note 3 — Discontinued Operations for details concerning the Company’s sale of its equity interest in Heart Hospital of Lafayette and the Company’s pending disposition of Dayton Heart Hospital. Unless specifically indicated otherwise, all amounts and percentages presented in these notes are exclusive of the Company’s discontinued operations.
     The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Avera Heart Hospital of South Dakota and Harlingen Medical Center as of March 31, 2008 and is not the primary beneficiary under the revised version of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46-R). Therefore, the Company is unable to consolidate these hospitals’ results of operations and financial position, but rather is required to account for its minority ownership interest in these hospitals as an equity investment. Harlingen Medical Center was a consolidated entity for the fiscal year ended September 30, 2006 and for the first three quarters of fiscal 2007. In July 2007, the Company sold a portion of its equity interest in Harlingen Medical Center; therefore, the Company no longer is its primary beneficiary and accounts for its minority ownership interest in the hospital as an equity investment.
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
2. Summary of Significant Accounting Policies
     Basis of Presentation — The Company’s unaudited interim consolidated financial statements as of March 31, 2008 and for the three and six months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. During the six months ended March 31, 2008, the Company has not made any material changes in the selection or application of its critical accounting policies as set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007, with the exception of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize the impact of a tax position in its consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.
     Restatements and Reclassifications — In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), hospitals sold or classified as held for sale are required to be reported as discontinued operations. During fiscal 2006, the Company decided to seek to dispose of its interest in Heart Hospital of Lafayette, therefore classifying the hospital as held for sale. During the first quarter of fiscal 2008, the Company completed the disposition of Heart Hospital of Lafayette to a third party. In March 2008, the Company, its physician partners and Good Samaritan Hospital entered into a definitive agreement pursuant to which Good Samaritan Hospital will acquire substantially all of Dayton Heart Hospital’s assets. In accordance with the provisions of SFAS No. 144, the results of operations of these hospitals for the three and six months ended March 31, 2008 and 2007 are reported as discontinued operations.

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
     Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. There is a reasonable possibility that actual results may vary significantly from those estimates.
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
     The Company adopted SFAS No. 123-R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and six months ended March 31, 2008 and 2007 reflect the impact of SFAS No. 123-R.
     On November 10, 2005, the FASB issued Staff Position No. 123-R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (Staff Position No. 123-R-3) , which provides a simplified alternative method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123-R. The Company has elected to follow the provisions of Staff Position No. 123-R-3.
     As required under SFAS No. 123-R, in calculating the share-based compensation expense for the three and six months ended March 31, 2008 and 2007, the fair value of each option grant was estimated on the date of grant. The Company used the Black-Scholes option pricing model with the range of weighted-average assumptions used for option grants noted in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and was determined based on an analysis of historical exercise and cancellation behavior. This analysis is updated December 31 of each year with applicable changes reflected in the table below. The risk-free interest rate is based on US Treasury yield curves that approximate the expected life of the stock options in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
Expected life	5-8 years	5-8 years	5-8 years	5-8 years
Risk- free interest rate	2.34% - 3.69%	4.48% - 4.86%	2.34% - 4.56%	4.44% - 4.86%
Expected volatility	33% - 40%	39%	33% - 41%	39%
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
     Recent Accounting Pronouncements — In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations’’ (SFAS 141R). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will also change

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
the accounting treatment and disclosures with respect to certain specific items in a business combination. SFAS 141R is effective for annual periods beginning on or after December 15, 2008. We expect SFAS 141R will have an impact on accounting for business combinations, but the effect will be dependent upon any potential future acquisitions.
     In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet evaluated the potential impact of the adoption of SFAS 160.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet evaluated the potential impact of the adoption of SFAS 161.
3. Discontinued Operations
     During March 2008, the Company, its physician partners and Good Samaritan Hospital entered into a definitive agreement pursuant to which Good Samaritan Hospital will acquire substantially all of Dayton Heart Hospital’s (DHH) assets.
     During September 2006, the Company decided to seek to dispose of its interest in Heart Hospital of Lafayette (HHLf) and entered into a confidentiality and exclusivity agreement with a potential buyer. During November 2007, the Company completed the disposition of Heart Hospital of Lafayette.
     At September 30, 2007, HHLf was in violation of a financial covenant under an $8.6 million equipment loan to HHLf, which is guaranteed by the Company. Due to the fact that HHLf is classified as a discontinued operation the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the consolidated balance sheet as of September 30, 2007. This debt was paid off with the proceeds from the sale.
     The results of operations of DHH and HHLf, excluding intercompany interest expense and intercompany gain as a result of the sale, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net revenue	$14,024	$24,846	$33,548	$47,745
Restructuring and write-off charges	—	—	—	(4,100)
Operating expenses	(13,875)	(22,087)	(32,316)	(43,996)

Income from operations	149	2,759	1,232	(351)
Loss on sale of assets and equity interest	—	(6)	(310)	(6)
Other expenses, net	(45)	(648)	(605)	(1,232)

Income before income taxes	104	2,105	317	(1,589)
Income tax expense (benefit)	396	584	163	1,424

Net income (loss)	$(292)	$1,521	$154	$(3,013)

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
The principal balance sheet items of DHH and HHLf excluding intercompany debt, are as follows:

	March 31,	September 30,
	2008	2007
Cash and cash equivalents	$90	$3,617
Accounts receivable, net	339	6,065
Other current assets	2,844	3,998

Current assets	$3,273	$13,680

Property and equipment, net	$26,536	$44,506
Investments in affiliates	—	240
Other assets	8	156

Long-term assets	$26,544	$44,902

Accounts payable	$3,155	$3,799
Accrued liabilities	2,709	3,798
Current portion of long-term debt and obligations under capital leases	226	8,213

Current liabilities	$6,090	$15,810

Obligations under capital leases	$853	$13

Long-term liabilities	$853	$13

4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	March 31,	September 30,
	2008	2007
Receivables, principally from patients and third-party payors	$153,487	$120,806
Receivables, principally from billings to hospitals for various cardiovascular procedures	6,161	4,630
Amounts due under management contracts	3,756	1,763
Other	3,898	4,058

	167,302	131,257
Less allowance for doubtful accounts	(67,773)	(45,314)

Accounts receivable, net	$99,529	$85,943

5. Equity Investments
     The Company owns minority interests in Avera Heart Hospital of South Dakota, Harlingen Medical Center and certain diagnostic ventures, for which the Company neither has substantive control over the ventures nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its minority ownership interest in the hospital and other ventures as equity investments.
     The following represents summarized financial information of Avera Heart Hospital of South Dakota for the three and six months ended March 31, 2007 and Harlingen Medical Center and Avera Heart Hospital of South Dakota as of and for the three and six months ended March 31, 2008:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net revenue	$41,267	$17,171	$80,823	$34,490
Income from operations	$5,446	$4,441	$9,950	$8,918
Net income	$5,033	$4,163	$9,374	$8,347

	March 31,	September 30,
	2008	2007
Current assets	$40,204	$44,331
Long-term assets	$39,368	$40,047
Current liabilities	$16,222	$17,458
Long-term liabilities	$22,339	$21,301

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
6. Long-term Debt
     Long-term debt consists of the following:

	March 31,	September 30,
	2008	2007
Senior Notes	$101,961	$101,961
Notes payable to various lenders	45,871	47,294

	147,832	149,255
Less current portion	(3,438)	(2,857)

Long-term debt	$144,394	$146,398

     Debt Covenants—At March 31, 2008, the Company was in compliance with all covenants in the instruments governing its outstanding debt.
7. Liability Insurance Coverage
     During June 2006, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division. During June 2007, the Company entered into a new one- year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division.
     Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of March 31, 2008 and September 30, 2007, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $3.8 million and $4.1 million, respectively, which is included in other accrued liabilities on the consolidated balance sheets.
8. Accounting for Uncertainty in Income Taxes
     The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, effective October 1, 2007. As a result of the implementation, the Company recognized a $0.3 million net increase to the reserves for uncertain tax positions. This increase was accounted for as a cumulative effect adjustment and recognized as a reduction in beginning retained earnings in the consolidated balance sheet. Including the cumulative effect adjustment, the Company had approximately $2.4 million of unrecognized tax benefits as of October 1, 2007. Of this total, $0.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods. The remaining $2.1 million represents the amount of unrecognized tax benefits for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not impact the effective tax rate. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
     The Company includes interest related to tax issues as part of net interest in the consolidated financial statements. The Company records any applicable penalties related to tax issues within the income tax provision. The Company had $0.2 million accrued for interest and penalties as of October 1, 2007. The interest and penalties impact for the unrecognized tax liabilities was immaterial to the consolidated financial results for the first quarter of fiscal 2008.
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through March 31, 2008. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     Commitments — On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (FIN No. 45-3), FIN No. 45-3 amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a specified period will be at least a specified amount. Under FIN No. 45-3, the accounting requirements of FIN No. 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN No. 45, is required for all interim and annual periods beginning after January 1, 2006. Some of the Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among others. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $5.8 million through April 2010 as of March 31, 2008. The Company would only be required to pay this maximum amount if none of the physician groups collected fees for services performed during the guarantee period.
10. Per Share Data
     The calculation of diluted earnings (loss) per share considers the potential dilutive effect of options to purchase 1,802,112 and 1,773,612 shares of common stock at prices ranging from $4.75 to $33.05, which were outstanding at March 31, 2008 and 2007, respectively, as well as 154,508 and 208,077 shares of restricted stock which were outstanding at March 31, 2008 and 2007 respectively. Of the outstanding stock options, 937,000 and 30,000 have not been included in the calculation of diluted earnings (loss) per share for the three months ended March 31, 2008 and 2007, respectively, and 604,500 and 30,000 options have not been included in the calculation of diluted earnings (loss) per share for the six months ended March 31, 2008 and 2007, respectively, because the options were anti-dilutive.
11. Stock Compensation Plans
     Effective October 1, 2005, the Company adopted the MedCath Corporation 2006 Stock Option and Award Plan (the Stock Plan), which provides for the issuance of stock options, restricted stock and restricted stock units to employees of the Company. The Stock Plan is administered by the compensation committee of the board of directors, who has the authority to select the employees eligible to receive awards. This committee also has the authority under the Stock Plan to determine the types of awards, select the terms and conditions attached to all awards, and, subject to the limitation on individual awards in the Stock Plan, determine the number of shares to be awarded. At March 31, 2008, the maximum number of shares of common stock which can be issued through awards granted under the Stock Plan is 1,750,000, of which 756,492 are outstanding as of March 31, 2008. The Stock Plan will expire, and no awards may be granted there under, after September 30, 2015.
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Activity for the Stock Plan and the Company’s other option plans was as follows:

	For the Three Months Ended
	March 31, 2008		March 31, 2007
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,947,171	$21.66	1,848,909	$19.21

Granted	19,000	23.38	151,000	28.52
Exercised	(164,059)	17.70	(139,747)	14.46
Cancelled	—	—	(86,550)	25.88

Outstanding stock options, end of period	1,802,112	$22.03	1,773,612	$19.37

	For the Six Months Ended
	March 31, 2008		March 31, 2007
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,727,112	$19.11	2,070,472	$18.80

Granted	331,000	26.57	195,000	28.54
Exercised	(180,000)	17.83	(341,746)	13.35
Cancelled	(76,000)	27.71	(150,114)	23.34

Outstanding stock options, end of period	1,802,112	$22.03	1,773,612	$19.37

The following table summarizes information for options outstanding and exercisable at March 31, 2008:

	Number	Weighted-
	Outstanding	Average	Weighted-
	and	Remaining	Average
Range of Prices	Exercisable	Life (years)	Exercise Price
$4.75 — 15.80	222,912	6.23	$12.64
15.91 — 18.26	116,700	7.63	16.22
19.00 — 19.77	81,500	3.93	19.17
21.49 — 21.49	500,000	7.89	21.49
21.66 — 22.50	320,000	8.01	22.45
23.25 — 27.71	380,500	9.15	26.42
27.80 — 30.24	105,500	8.86	29.26
30.35 — 33.05	75,000	9.01	31.55

$4.75 — 33.05	1,802,112	7.88	$22.03

     Under SFAS No. 123-R, share-based compensation expense recognized for the three and six months ended March 31, 2008 was $0.2 million and $3.9 million, respectively. The associated tax benefits related to the compensation expense recognized for the three and six months ended March 31, 2008 was $0.1 million and $1.6 million, respectively. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the period as all such options vest immediately. The total intrinsic value of options exercised during the three and six months ended March 31, 2008 was $0.9 million and $1.0 million, respectively, and the total intrinsic value of options outstanding at March 31, 2008 was $(6.9) million.
     Share-based compensation expense recognized for the three and six months ended March 31, 2007 was $2.1 million and $3.1 million, respectively. The associated tax benefits related to the compensation expense recognized for the three and six months ended March 31, 2007 was $0.9 million and $1.4 million, respectively. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the period as all such options vest immediately. The total intrinsic value of options exercised during the three and six months ended March 31, 2007 was $1.8 million and $4.6 million, respectively, and the total intrinsic value of options outstanding at March 31, 2007 was $12.0 million.
     During the fiscal year ended September 30, 2006, the Company granted to employees 270,836 shares of restricted stock, which vest at various dates through March 2009. The compensation expense, which represents the fair value of the stock measured at the market

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. Unamortized compensation expense related to restricted stock amounted to $0.9 million at March 31, 2008.
12. Reportable Segment Information
     The Company’s reportable segments consist of the hospital division and the MedCath Partners division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net revenue:
Hospital Division	$145,134	$163,175	$283,213	$310,235
MedCath Partners Division	11,336	12,976	21,497	25,782
Corporate and other	628	489	1,238	1,009

Consolidated totals	$157,098	$176,640	$305,948	$337,026

Income (loss) from operations:
Hospital Division	$16,160	$18,058	$48,710	$28,098
MedCath Partners Division	2,172	2,308	3,692	4,895
Corporate and other	(2,947)	(4,797)	(26,860)	(7,941)

Consolidated totals	$15,385	$15,569	$25,542	$25,052

Depreciation and amortization:
Hospital Division	$6,588	$6,777	$12,488	$13,626
MedCath Partners Division	1,203	1,451	2,520	2,924
Corporate and other	53	79	328	279

Consolidated totals	$7,844	$8,307	$15,336	$16,829

Interest expense (income) including intercompany, net:
Hospital Division	$5,637	$7,854	$11,585	$15,667
MedCath Partners Division	(2)	(16)	(21)	(33)
Corporate and other	(2,276)	(3,944)	(5,378)	(6,946)

Consolidated totals	$3,359	$3,894	$6,186	$8,688

Capital expenditures:
Hospital Division	$11,459	$5,077	$23,566	$7,628
MedCath Partners Division	829	340	1,117	474
Corporate and other	719	1,203	2,364	1,730

Consolidated totals	$13,007	$6,620	$27,047	$9,832

	March 31,	September 30,
	2008	2007
Aggregate identifiable assets:
Hospital Division	$518,338	$533,675
MedCath Partners Division	44,067	34,021
Corporate and other	57,065	101,719

Consolidated totals	$619,470	$669,415

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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
13. Public Offering
     An additional 1.7 million shares of the Company’s common stock were registered and sold by the Company to the public under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3 (File No. 333-137756) that was declared effective by the Securities and Exchange Commission on November 6, 2006. The net proceeds to the Company from the offering were approximately $39.7 million. The proceeds were used to repurchase $36.2 million of the Company’s outstanding 9 7/8 % senior notes due 2012 and pay approximately $3.5 million in premiums and expenses associated with the note repurchase.
14. Comprehensive Income

	For the Three Months		For the Six Months
	2008	2007	2008	2007
Net Income	$5,685	$6,250	$8,749	$1,354
Changes in fair value of interest rate swaps, net of tax benefit	(136)	(5)	(245)	(1)

Comprehensive Income	$5,549	$6,245	$8,504	$1,353

15. Treasury Stock
     During August 2007, the board of directors approved a stock repurchase program of up to $59.0 million. As of March 31, 2008 1,885,461 million shares of common stock, with a total cost of $44.4 million, have been repurchased by the Company under this program, all of which were repurchased during the six month period ended March 31, 2008.
16. Guarantor/Non-Guarantor Financial Statements
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2008

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$31,754	$53,502	$—	$85,256
Accounts receivable, net	—	—	5,426	94,103	—	99,529
Other current assets	—	—	44,991	17,858	(19,543)	43,306
Current assets of discontinued operations	—	—	1,033	2,251	(11)	3,273

Total current assets	—	—	83,204	167,714	(19,554)	231,364
Property and equipment, net	—	—	17,886	263,479	—	281,365
Investments in subsidiaries	356,688	356,688	72,389	(62)	(785,703)	—
Goodwill	—	—	62,740	—	—	62,740
Intercompany notes receivable	—	—	224,093	—	(224,093)	—
Other long-term assets	—	—	13,493	3,964	—	17,457
Long-term assets of discontinued operations	—	—	15,843	26,544	(15,843)	26,544

Total assets	$356,688	$356,688	$489,648	$461,639	$(1,045,193)	$619,470

Current liabilities:
Accounts payable	$—	$—	$2,321	$32,433	$—	$34,754
Accrued compensation and benefits	—	—	5,885	11,209	—	17,094
Other current liabilities	—	—	6,080	26,997	(19,520)	13,557
Current portion of long- term debt and obligations under capital leases	—	—	370	4,134	—	4,504
Current liabilities of discontinued operations	—	—	4,306	1,817	(33)	6,090

Total current liabilities	—	—	18,962	76,590	(19,553)	75,999
Long- term debt	—	—	101,928	42,466	—	144,394
Obligations under capital leases	—	—	215	1,299	—	1,514
Intercompany notes payable	—	—	—	224,093	(224,093)	—
Deferred income tax liabilities	—	—	11,855	—	—	11,855
Other long- term obligations	—	—	—	415	—	415
Long-term liabilities of discontinued operations	—	—	—	16,696	(15,843)	853

Total liabilities	—	—	132,960	361,559	(259,489)	235,030
Minority interest in equity of consolidated subsidiaries	—	—	—	—	27,752	27,752
Total stockholders’ equity	356,688	356,688	356,688	100,080	(813,456)	356,688

Total liabilities and stockholders’ equity	$356,688	$356,688	$489,648	$461,639	$(1,045,193)	$619,470

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath
Current assets:
Cash and cash equivalents	$—	$—	$80,044	$60,232	$—	$140,276
Accounts receivable, net	—	—	5,372	80,571		85,943
Other current assets	—	—	23,529	15,804	(6,819)	32,514
Current assets of discontinued operations	—	—	14,470	12,658	(13,448)	13,680

Total current assets	—	—	123,415	169,265	(20,267)	272,413
Property and equipment, net	—	—	17,434	253,229	—	270,663
Investments in subsidiaries	385,624	385,624	64,167	(62)	(835,353)	—
Goodwill	—	—	62,740	—	—	62,740
Intercompany notes receivable	—	—	205,478	—	(205,478)	—
Other long-term assets	—	—	15,045	3,652	—	18,697
Long-term assets of discontinued operations	—	—	34,470	44,902	(34,470)	44,902

Total assets	$385,624	$385,624	$522,749	$470,986	$(1,095,568)	$669,415

Current liabilities:
Accounts payable	$—	$—	$1,087	$29,846	$—	$30,933
Income tax payable	—	—	10,552	—	—	10,552
Accrued compensation and benefits	—	—	6,617	11,950	—	18,567
Other current liabilities	—	—	4,077	16,141	(6,797)	13,421
Current portion of long- term debt and obligations under capital leases	—	—	473	3,616	—	4,089
Current liabilities of discontinued operations	—	—	—	29,280	(13,470)	15,810

Total current liabilities	—	—	22,806	90,833	(20,267)	93,372
Long- term debt	—	—	101,904	44,494	—	146,398
Obligations under capital leases	—	—	397	1,396	—	1,793
Intercompany notes payable	—	—	—	205,478	(205,478)	—
Deferred income tax liabilities	—	—	12,018	—	—	12,018
Other long- term obligations	—	—	—	460	—	460
Long-term liabilities of discontinued operations	—	—	—	34,483	(34,470)	13

Total liabilities	—	—	137,125	377,144	(260,215)	254,054
Minority interest in equity of consolidated subsidiaries	—	—	—	—	29,737	29,737
Total stockholders’ equity	385,624	385,624	385,624	93,842	(865,090)	385,624

Total liabilities and stockholders’ equity	$385,624	$385,624	$522,749	$470,986	$(1,095,568)	$669,415

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2008

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$7,480	$151,370	$(1,752)	$157,098
Total operating expenses	—	—	11,641	131,824	(1,752)	141,713

Income (loss) from operations	—	—	(4,161)	19,546	—	15,385
Interest expense	—	—	(2,869)	(995)	—	(3,864)
Interest and other income (expense), net	—	—	5,143	(4,655)	—	488
Equity in net earnings of unconsolidated affiliates	5,685	5,685	10,176	—	(19,365)	2,181

Income from continuing operations before minority interest, income taxes and discontinued operations	5,685	5,685	8,289	13,896	(19,365)	14,190
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(5,114)	(5,114)

Income from continuing operations before income taxes and discontinued operations	5,685	5,685	8,289	13,896	(24,479)	9,076
Income tax expense	—	—	2,883	216	—	3,099

Income from continuing operations	5,685	5,685	5,406	13,680	(24,479)	5,977
Income (loss) from discontinued operations, net of taxes	—	—	279	(571)	—	(292)

Net income	$5,685	$5,685	$5,685	$13,109	$(24,479)	$5,685

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2007

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$7,915	$170,751	$(2,026)	$176,640
Total operating expenses	—	—	13,370	149,727	(2,026)	161,071

Income (loss) from operations	—	—	(5,455)	21,024	—	15,569
Interest expense	—	—	(3,189)	(2,504)	—	(5,693)
Loss on early extinguishment of debt	—	—	(512)	(150)	—	(662)
Interest and other income (expense), net	—	—	7,117	(5,312)	—	1,805
Equity in net earnings of unconsolidated affiliates	6,250	6,250	12,201	—	(23,219)	1,482

Income from continuing operations before minority interest, income taxes and discontinued operations	6,250	6,250	10,162	13,058	(23,219)	12,501
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(3,268)	(3,268)

Income from continuing operations before income taxes and discontinued operations	6,250	6,250	10,162	13,058	(26,487)	9,233
Income tax expense	—	—	4,504	—	—	4,504

Income from continuing operations	6,250	6,250	5,658	13,058	(26,487)	4,729
Income (loss) from discontinued operations, net of taxes	—	—	592	929	—	1,521

Net income	$6,250	$6,250	$6,250	$13,987	$(26,487)	$6,250

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended March 31, 2008

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$15,115	$294,607	$(3,774)	$305,948
Total operating expenses	—	—	43,905	240,275	(3,774)	280,406

Income (loss) from operations	—	—	(28,790)	54,332	—	25,542
Interest expense	—	—	(5,780)	(2,016)	—	(7,796)
Interest and other income (expense), net	—	—	11,162	(9,505)	—	1,657
Equity in net earnings of unconsolidated affiliates	8,749	8,749	36,980	—	(50,272)	4,206

Income from continuing operations before minority interest, income taxes and discontinued operations	8,749	8,749	13,572	42,811	(50,272)	23,609
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(9,566)	(9,566)

Income from continuing operations before income taxes and discontinued operations	8,749	8,749	13,572	42,811	(59,838)	14,043
Income tax expense	—	—	5,231	217	—	5,448

Income from continuing operations	8,749	8,749	8,341	42,594	(59,838)	8,595
Income (loss) from discontinued operations, net of taxes	—	—	408	(254)	—	154

Net income	$8,749	$8,749	$8,749	$42,340	$(59,838)	$8,749

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended March 31, 2007

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	MedCath
Net revenue	$—	$—	$16,327	$324,730	$(4,031)	$337,026
Total operating expenses	—	—	25,191	290,814	(4,031)	311,974

Income (loss) from operations	—	—	(8,864)	33,916	—	25,052
Interest expense	—	—	(7,630)	(5,398)	—	(13,028)
Loss on early extinguishment of debt	—	—	(4,992)	(150)	—	(5,142)
Interest and other income (expense), net	—	—	14,690	(10,165)	—	4,525
Equity in net earnings of unconsolidated affiliates	1,354	1,354	14,930	—	(14,718)	2,920

Income from continuing operations before minority interest, income taxes and discontinued operations	1,354	1,354	8,134	18,203	(14,718)	14,327
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(5,474)	(5,474)

Income from continuing operations before income taxes and discontinued operations	1,354	1,354	8,134	18,203	(20,192)	8,853
Income tax expense	—	—	4,486	—	—	4,486

Income from continuing operations	1,354	1,354	3,648	18,203	(20,192)	4,367
(Loss) income from discontinued operations, net of taxes	—	—	(2,294)	(719)	—	(3,013)

Net income	$1,354	$1,354	$1,354	$17,484	$(20,192)	$1,354

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 31, 2008

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash (used in) provided by operating activities	$—	$18,126	$34,861	$(33,399)	$19,588
Net cash (used in) provided by investing activities	—	(27,821)	9,594	6,114	(12,113)
Net cash provided by (used in) financing activities	—	(38,595)	(51,185)	27,285	(62,495)

(Decrease) increase in cash and cash equivalents	—	(48,290)	(6,730)	—	(55,020)
Cash and cash equivalents:
Beginning of period	—	80,044	60,232	—	140,276

End of period	$—	$31,754	$53,502	$—	$85,256

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 31, 2007

			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath
Net cash provided by (used in) operating activities	$—	$(13,976)	$36,322	$—	$22,346
Net cash provided by (used in) investing activities	(6,225)	19,244	(28,275)	6,225	(9,031)
Net cash provided by (used in) financing activities	6,225	(66,647)	(11,137)	(6,225)	(77,784)

Decrease in cash and cash equivalents	—	(61,379)	(3,090)	—	(64,469)
Cash and cash equivalents:
Beginning of year	—	177,972	15,533	—	193,505

End of year	$—	$116,593	$12,443	$—	$129,036

17. Subsequent Event
     During April 2008 the Company paid $8.5 million to acquire a 27.4 percent interest in a joint venture with Southwest Arizona Heart and Vascular Center, LLC. The joint venture provides cardiac catheterization lab services to Yuma Regional Medical Center in Yuma, Arizona.

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
Overview
     General. We are a healthcare provider focused primarily on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We also have partnerships with community hospital systems, and we manage the cardiovascular program of various hospitals operated by other parties. We opened our first hospital in 1996 and currently have ownership interests in and operate nine hospitals, including seven in which we own a majority interest. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a focus on cardiovascular care. Each of our owned hospitals has a twenty-four hour emergency room staffed by emergency department physicians. The hospitals in which we have ownership interests have a total of 616 licensed beds and are located in predominately high growth markets in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. We are currently in the process of developing a new hospital in Kingman, Arizona. We expect this hospital to open in late 2009 or early 2010. This hospital is designed to accommodate a total of 106 licensed beds and will initially open with 70 licensed beds. We are expanding our patient beds by 28 licensed beds at Arkansas Heart Hospital and 80 licensed beds at Louisiana Heart Hospital that have the capacity for an additional 40 beds. We are also expanding our TexSAn Heart Hospital by 60 beds that will diversify the services offered by the hospital.
     In addition to our hospitals, we currently own and/or manage eighteen cardiac diagnostic and therapeutic facilities. Nine of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining nine facilities are not located at hospitals and offer only diagnostic procedures. Effective January 1, 2007, we renamed our diagnostic and therapeutic division “MedCath Partners”.
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
     During November 2007, we completed the disposition of Heart Hospital of Lafayette. During March 2008, we entered into a definitive agreement, along with our physician partners and Good Samaritan Hospital, pursuant to which Good Samaritan Hospital will acquire substantially all of Dayton Heart Hospital’s assets. Accordingly, for all periods presented, the results of operations for these hospitals have been excluded from continuing operations and are reported in income (loss) from discontinued operations, net of taxes.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended March 31,		Six Months Ended March 31,
Division	2008	2007	2008	2007
Hospital	92.4%	92.4%	92.6%	92.1%
MedCath Partners	7.2%	7.3%	7.0%	7.6%
Corporate and other	0.4%	0.3%	0.4%	0.3%

Net Revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended March 31,		Six Months Ended March 31,
Payor	2008	2007	2008	2007
Medicare	38.7%	40.9%	38.7%	41.7%
Medicaid	6.1%	4.0%	4.5%	4.5%
Commercial and other, including self-pay	55.2%	55.1%	56.8%	53.8%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

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
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Net revenue	$157,098	$176,640	$(19,542)	(11.1)%	100.0%	100.0%
Operating expenses:
Personnel expense	49,638	55,977	(6,339)	(11.3)%	31.6%	31.7%
Medical supplies expense	43,097	47,099	(4,002)	(8.5)%	27.4%	26.6%
Bad debt expense	10,332	14,635	(4,303)	(29.4)%	6.6%	8.3%
Other operating expenses	30,419	34,257	(3,838)	(11.2)%	19.4%	19.4%
Pre-opening expenses	245	—	245	100.0%	0.1%	—
Depreciation	7,709	8,180	(471)	(5.8)%	4.9%	4.6%
Amortization	135	127	8	6.3%	0.1%	0.1%
Loss on disposal of property, equipment and other assets	138	796	(658)	82.7%	0.1%	0.5%

Income from operations	15,385	15,569	(184)	(1.2)%	9.8%	8.8%
Other income (expenses):
Interest expense	(3,864)	(5,693)	1,829	32.1%	(2.5)%	(3.2)%
Loss on early extinguishment of debt	—	(662)	662	100.0%	—	(0.3)%
Interest and other income, net	488	1,805	(1,317)	(73.0)%	0.3%	1.0%
Equity in net earnings of unconsolidated affiliates	2,181	1,482	699	47.2%	1.4%	0.8%

Income from continuing operations before minority interest, income taxes and discontinued operations	14,190	12,501	1,689	13.5%	9.0%	7.1%
Minority interest share of earnings of consolidated subsidiaries	(5,114)	(3,268)	(1,846)	(56.5)%	(3.2)%	(1.9)%

Income from continuing operations before income taxes and discontinued operations	9,076	9,233	(157)	(1.7)%	5.8%	5.2%
Income tax expense	3,099	4,504	(1,405)	(31.2)%	2.0%	2.6%

Income from continuing operations	5,977	4,729	1,248	26.4%	3.8%	2.6%
Income (loss) from discontinued operations, net of taxes	(292)	1,521	(1,813)	(119.2)%	(0.2)%	0.9%

Net income	$5,685	$6,250	$(565)	(9.0)%	3.6%	3.5%

Harlingen Medical Center is treated as an unconsolidated equity investment for the three months ended March 31, 2008 whereas it was consolidated for the three months ended March 31, 2007. For comparison purposes, the selected operating data below are presented on an actual basis and on a same facility basis. Same facility basis reflects Harlingen Medical Center as though it was an equity investment for the three months ended March 31, 2007. The following table presents selected operating data on a consolidated basis and a same facility basis for the periods indicated:

	Three Months Ended March 31,
				2007 Same
	2008	2007	% Change	Facility	% Change
Selected Operating Data (a):
Number of hospitals	7	8		7
Licensed beds (b)	449	533		421
Staffed and available beds (c)	433	512		404
Admissions (d)	7,855	9,876	(20.5)%	7,929	(0.9)%
Adjusted admissions (e)	10,817	13,470	(19.7)%	10,338	4.6%
Patient days (f)	29,039	34,010	(14.6)%	28,156	3.1%
Adjusted patient days (g)	40,247	46,173	(12.8)%	36,755	9.5%
Average length of stay (days) (h)	3.70	3.44	7.6%	3.55	4.2%
Occupancy (i)	73.7%	73.8%		77.4%
Inpatient catheterization procedures (j)	4,225	4,904	(13.8)%	4,666	(9.5)%
Inpatient surgical procedures (k)	2,120	2,565	(17.3)%	2,049	3.5%
Hospital net revenue (in thousands except percentages)	$144,778	$162,092	(10.7)%	$138,213	4.7%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements. During the fourth quarter of fiscal 2007, Harlingen Medical Center ceased to be a consolidated subsidiary due to the sale of a portion of our equity interest in the hospital.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatients with a catheterization procedure represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Net revenue decreased 11.1% or $19.5 million to $157.1 million for the three months ended March 31, 2008, the second quarter of our fiscal year 2008, from $176.6 million for the three months ended March 31, 2007, the second quarter of our fiscal year 2007. During the second quarter of 2007 we consolidated Harlingen Medical Center. Harlingen Medical Center is treated as an unconsolidated equity investment for the second quarter of fiscal 2008. Net revenue on a same facility basis (comparing the Company’s second quarter of fiscal 2008 to the second quarter of fiscal 2007 excluding the actual results of Harlingen Medical Center), was as follows:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Net revenue	157,098	152,760	4,338	2.8%	100.0%	100.0%
     On a consolidated same facility basis, net revenue increased 2.8% from the second quarter of fiscal 2007 to the same quarter of fiscal 2008. Same facility hospital adjusted admissions increased 4.6% and adjusted patient days increased 9.5% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The increase in adjusted admissions can be mainly attributed to growth in our outpatient services in certain markets, offset by a reduction in our inpatient volumes of certain of our hospitals. Our outpatient same facility patient net revenue has also increased to approximately 31% of same facility patient net revenue for the second quarter of fiscal 2008 from approximately 26% of same facility patient net revenue for the second quarter of fiscal 2007. Net revenue was also favorably impacted by increases in rate reimbursement from certain commercial payors due to our negotiation efforts.
     Our same facility net revenue was impacted by higher uncompensated care discounts that are recorded as a reduction to gross revenue. The increase in uncompensated care discounts reflects our attempts to more appropriately apply our charity care policy as we are experiencing an increase in the number of patients applying and qualifying for charity discounts. We also experienced reductions in our same facility open-heart surgical procedures, which declined 2.8%.

     Personnel expense. Personnel expense decreased 11.3% to $49.6 million for the second quarter of fiscal 2008 from $56.0 million for the second quarter of fiscal 2007. Personnel expense on a same facility basis was as follows:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Personnel expense	49,638	49,216	422	0.9%	31.6%	32.2%
     The $0.4 million increase in personnel expense on a same facility basis was primarily due to the increase in clinical labor to support the increase in adjusted admissions offset by a reduction in contract labor expense. Personnel expense as a percentage of net revenue declined for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.
     Medical supplies expense. Medical supplies expense decreased 8.5% to $43.1 million for the second quarter of fiscal 2008 from $47.1 million for the second quarter of fiscal 2007. On a same facility basis, medical supplies expense decreased 1.6% as shown below:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Medical supplies expense	43,097	43,789	(692)	(1.6)%	27.4%	28.7%
     The 1.6% decrease in medical supplies expense on a same facility basis during the three months ended March 31, 2008 is a result of continued price reductions due to our supply chain initiatives and a change in procedural mix offset by a 4.6% increase in adjusted admissions on a same facility basis.
     Bad debt expense. Bad debt expense decreased 29.4% to $10.3 million for the second quarter of fiscal 2008 from $14.6 million for the second quarter of fiscal 2007. As a percentage of net revenue, bad debt expense decreased to 6.6% from 8.3% for the three months ended March 31, 2008 and 2007, respectively. Bad debt expense on a same facility basis was as follows:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Bad debt expense	10,332	9,579	753	7.9%	6.6%	6.3%
     The 7.9% increase in bad debt expense on a same facility basis is attributable to the aging of accounts receivable which we believe is due to general economic conditions and an increase in the patients portion of accounts due after insurance as a result of an increase in commercial payors for the first quarter of fiscal 2008 compared to the same period of fiscal 2007.
     Other operating expenses. Other operating expenses decreased 11.2% to $30.4 million for the three months ended March 31, 2008 from $34.3 million for the three months ended March 31, 2007. On a same facility basis, other operating expenses increased 2.4% as follows:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Other operating expense	30,419	29,700	719	2.4%	19.4%	19.4%
     Other operating expenses increased 2.4% for the second quarter of fiscal 2008 compared to the same period of fiscal 2007 but the percentage of net revenue remained flat.
     Other operating expenses increased as a result of an increase in contract service expense due to an increase in adjusted admissions offset by an overall reduction in our projected medical malpractice insurance claims as a result of our actual claims incurred at several of our facilities.
     Interest expense. Interest expense decreased $1.8 million or 32.1% to $3.9 million for the second quarter of fiscal 2008 from $5.7 million for the second quarter of fiscal 2007. The $1.8 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt as we repurchased approximately $36.2 million of our senior notes and repaid $21.2 million of our REIT loan at one of our facilities during the first quarter of fiscal 2007.
     Loss on early extinguishment of debt., There was no loss for the early extinguishment of debt during the second quarter of fiscal 2008, as compared to an approximate $.7 million loss on the early extinguishment of debt during the second quarter of fiscal 2007. During the second quarter of fiscal 2007, this loss was comprised of the write-off of deferred loan acquisition costs and prepayment penalties related to the prepayment of debt.
     Interest and other income, net. Interest and other income, net, decreased to $0.5 million for the second quarter of fiscal 2008 from

$1.8 million for the second quarter of fiscal 2007. The decrease in interest and other income is a direct result of the approximately $43.8 million decrease in our cash balance from March 31, 2007 to March 31, 2008 and a reduction in interest earned on cash balances. Our cash balance decreased approximately $44.4 million as a result of stock repurchases during the first and second quarters of fiscal 2008.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased approximately $0.7 million for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. For the second quarter of fiscal 2008 we reported Harlingen Medical Center as an equity investment and recorded our allocation of the hospital’s income for the second quarter in equity in net earnings of unconsolidated affiliates. Therefore, equity in net earnings of unconsolidated affiliates for the second quarter of fiscal 2008 includes the earnings at two hospitals in which we hold less than a 50% interest as opposed to only one hospital for the second quarter of fiscal 2007. The impact of these two hospitals during the second quarter of 2008 was approximately $0.4 million. The remaining increase is attributable to a $0.3 million increase in the MedCath Partners division as a result of new ventures.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries increased to $5.1 million for the second quarter of fiscal 2008 from $3.3 million for the second quarter of fiscal 2007. This $1.8 million increase was primarily due to the net increase in earnings of certain of our established hospitals and MedCath Partners’ ventures which were allocated to our minority partners on a pro rata basis. In addition one of our hospitals in which we received a disproportionate share of income in the second quarter of fiscal 2007 now shares income on a pro-rata basis between us and the physician members. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
     Income tax expense. Income tax expense was $3.1 million for the second quarter of fiscal 2008 compared to $4.5 million for the second quarter of fiscal 2007, which represents an effective tax rate of approximately 34.1% and 48.8% for the respective periods .
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital and the Heart Hospital of Lafayette for the second quarter of fiscal 2008 and fiscal 2007, respectively. Income from discontinued operations decreased to $(0.3) million for the second quarter of fiscal 2008 from $1.5 million for the second quarter of fiscal 2007. The decrease is primarily a result of the operations of Dayton Heart Hospital. Dayton Heart Hospital’s net income (loss), net of taxes which declined $1.0 million during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 as a result of lower market share and increased operating expenses. The remaining decline is due to losses incurred upon the sale of The Heart Hospital of Lafayette.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Six Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Net revenue	$305,948	$337,026	$(31,078)	(9.2)%	100.0%	100.0%
Operating expenses:
Personnel expense	100,503	107,918	(7,415)	(6.9)%	32.9%	32.0%
Medical supplies expense	82,726	91,254	(8,528)	(9.3)%	27.0%	27.1%
Bad debt expense	21,617	27,762	(6,145)	(22.1)%	7.1%	8.2%
Other operating expenses	59,565	67,358	(7,793)	(11.6)%	19.5%	20.0%
Pre-opening expenses	493	—	493	100.0%	0.2%	—
Depreciation	15,074	16,450	(1,376)	(8.4)%	4.9%	4.9%
Amortization	262	379	(117)	(30.9)%	0.1%	0.1%
Loss on disposal of property, equipment and other assets	166	853	(687)	80.5%	—	0.3%

Income from operations	25,542	25,052	490	2.0%	8.3%	7.4%
Other income (expenses):
Interest expense	(7,796)	(13,028)	5,232	40.2%	(2.5)%	(3.9)%
Loss on early extinguishment of debt	—	(5,142)	5,142	100.0%	—	(1.5)%
Interest and other income, net	1,657	4,525	(2,868)	(63.4)%	0.5%	1.3%
Equity in net earnings of unconsolidated affiliates	4,206	2,920	1,286	44.0%	1.4%	0.9%

Income from continuing operations before minority interest, income taxes and discontinued operations	23,609	14,327	9,282	64.8%	7.7%	4.2%
Minority interest share of earnings of consolidated subsidiaries	(9,566)	(5,474)	(4,092)	(74.7)%	(3.1)%	(1.6)%

Income from continuing operations before income taxes and discontinued operations	14,043	8,853	5,190	58.6%	4.6%	2.6%
Income tax expense	5,448	4,486	962	21.4%	1.8%	1.3%

Income from continuing operations	8,595	4,367	4,228	96.8%	2.8%	1.3%
Income (loss) from discontinued operations, net of taxes	154	(3,013)	3,167	(105.1)%	0.1%	(0.9)%

Net income	$8,749	$1,354	7,395	546.2%	2.9%	0.4%

Harlingen Medical Center is treated as an unconsolidated equity investment for the six months ended March 31, 2008 whereas it was consolidated for the six months ended March 31, 2007. For comparison purposes, the selected operating data below are presented on an actual basis and on a same facility basis. Same facility basis reflects Harlingen Medical Center as though it was an equity investment for the six months ended March 31, 2008. The following table presents selected operating data on a consolidated basis and a same facility basis for the periods indicated:

	Six Months Ended March 31,
				2007 Same
	2008	2007	% Change	Facility	% Change
Selected Operating Data (a):
Number of hospitals	7	8		7
Licensed beds ( b )	449	533		421
Staffed and available beds ( c )	433	512		404
Admissions ( d )	15,005	18,810	(20.2)%	15,020	(0.1)%
Adjusted admissions ( e )	20,645	25,711	(19.7)%	19,529	5.7%
Patient days ( f )	54,499	64,767	(15.9)%	53,907	1.1%
Adjusted patient days ( g )	75,381	88,021	(14.4)%	70,306	7.2%
Average length of stay (days) ( h )	3.63	3.44	5.5%	3.59	1.1%
Occupancy ( i )	68.8%	69.5%		73.3%
Inpatients with a catheterization procedure (j)	8,274	9,284	(10.9)%	8,866	(6.7)%
Inpatient surgical procedures (k)	4,069	4,910	(17.1)%	3,950	3.0%
Hospital net revenue (in thousands except percentages)	$281,929	$307,987	(8.5)%	$265,654	6.1%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements. During the fourth quarter of fiscal 2007, Harlingen Medical Center ceased to be a consolidated subsidiary due to the sale of a portion of our equity interest in the hospital.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatients with a catheterization procedure represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Net revenue decreased 9.2% or $31.1 million to $305.9 million for the six months ended March 31, 2008 from $337.0 million for the six months ended March 31, 2007. During the first six months of 2007 we consolidated Harlingen Medical Center. Harlingen Medical Center is treated as an unconsolidated equity investment for the first sixth months of fiscal 2008. Net revenue on a same facility basis (comparing the first six months of fiscal 2008 to the first six months of fiscal 2007 excluding the actual results of Harlingen Medical Center), was as follows:

	Six Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Net revenue	305,948	294,693	11,255	3.8%	100.0%	100.0%
     On a consolidated same facility basis, net revenue increased 3.8% from the first six months of fiscal 2007 compared to the same period of fiscal 2008. Same facility hospital adjusted admissions increased 5.7% and adjusted patient days increased 7.2% in the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The increase in adjusted admissions can be mainly attributed to growth in our outpatient services in certain markets, offset by a reduction in our inpatient volumes of certain of our hospitals.
     Personnel expense. Personnel expense decreased 6.9% to $100.5 million for the first six months of fiscal 2008 from $107.9 million for the first six months of fiscal 2007. Personnel expense on a same facility basis was as follows:

	Six Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Personnel expense	100,503	95,111	5,392	5.7%	32.9%	32.3%
     Personnel expense increased primarily as a result of the 5.7% increase in adjusted admissions on a same facility basis. In addition there was an increase in stock based compensation expense of $0.8 million in the first six months of fiscal 2008 compared to the same period of fiscal 2007 as a result of stock options awarded to employees, directors and certain executives by the compensation committee in November 2007.
     Medical supplies expense. Medical supplies expense decreased 9.3% to $82.7 million for the first six months of fiscal 2008 from $91.3 million for the first six months of fiscal 2007. On a same facility basis, medical supplies expense was as follows:

	Six Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Medical supplies expense	82,726	85,326	(2,600)	(3.0)%	27.0%	29.0%
     The $2.6 million or 3.0% decrease in medical supplies expense on a same facility basis during the six months ended March 31, 2008 is a result of continued price reductions due to our supply chain initiatives and a decrease in higher cost procedures offset by a 5.7% increase in adjusted admissions on a same facility basis.
     Bad debt expense. Bad debt expense decreased 22.1% to $21.6 million for the first six months of fiscal 2008 from $27.8 million for the first six months of fiscal 2007. As a percentage of net revenue, bad debt expense decreased to 7.1% from 8.2% for the six months ended March 31, 2008 and 2007, respectively. Bad debt expense on a same facility basis was as follows:

	Six Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Bad debt expense	21,617	19,129	2,488	13.0%	7.1%	6.5%
     The 13.0% increase in bad debt expense on a same facility basis is attributable to an increase in aged accounts as a result of general economic conditions and an increase in self pay patient revenue for the last twelve months and an increase in the patients portion of accounts due after insurance as a result of an increase in commercial payors for the first six months of fiscal 2008 compared to the same period of fiscal 2007.
     Other operating expenses. Other operating expenses decreased 11.6% to $59.6 million for the six months ended March 31, 2008 from $67.4 million for the six months ended March 31, 2007. On a same facility basis, other operating expenses was as follows:

	Six Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Other operating expense	59,565	58,727	838	1.4%	19.5%	19.9%
     Other operating expenses were favorably impacted by an overall reduction in our projected medical malpractice insurance claims as a result of our actual claims incurred at several of our facilities. The percentage of other operating expense to net revenue has remained consistent for the first six months of fiscal 2008 compared to the same period of fiscal 2007.
     Interest expense. Interest expense decreased 40.0% to $7.8 million for the first six months of fiscal 2008 from $13.0 million for the first six months of fiscal 2007 or a decrease of 26.9% or $2.9 million on a same facility basis as shown below.

	Six Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Interest expense	7,796	10,658	2,862	26.9%	2.5%	3.6%
During the first six months of fiscal 2007 we repurchased approximately $36.2 million of our senior notes and repaid $21.2 million of our REIT loan at one of our facilities which has reduced interest expense on an annual basis.
     Loss on early extinguishment of debt. There was no loss for the early extinguishment of debt during the first six months of fiscal 2008, as compared to an approximate $5.1 million loss on the early extinguishment of debt during the first six months of fiscal 2007. During the first six months of fiscal 2007, this loss consisted of a $3.5 million repurchase premium and the write off of approximately $1.0 million of deferred loan acquisition costs related to the prepayment of a portion of our senior notes. We also incurred $0.6 million in deferred loan acquisition costs in the first six months of fiscal 2007 related to the prepayment of $39.9 million of our senior secured credit facility.
     Interest and other income, net. Interest and other income, net, decreased to $1.7 million for the first six months of fiscal 2008 from $4.5 million for the first six months of fiscal 2007. The decrease in interest and other income is a direct result of the approximately $43.8 million decrease in our cash balance from March 31, 2007 to March 31, 2008.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased approximately $1.3 million for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. For the first six months of fiscal 2008 we reported Harlingen Medical Center as an equity investment and recorded our allocation of the hospital’s income for the first six months in equity in net earnings of unconsolidated affiliates. Therefore, equity in net earnings of unconsolidated affiliates for the first six months of fiscal 2008 includes the earnings at two hospitals in which we hold less than a 50% interest as opposed to only one hospital for the first six months of fiscal 2007. The remainder of equity in earnings of unconsolidated affiliates is attributable to earnings in various MedCath Partners diagnostic ventures in which we hold less than a 50% interest. The impact of reporting Harlingen Medical Center as an unconsolidated affiliate during the first six months of 2008 was approximately $0.2 million. The remaining $1.1 million increase is attributable to a $0.7 million increase in the MedCath Partners division and a $0.2 million increase in other ventures.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries increased to $9.6 million for the first six months of fiscal 2008 from $5.5 million for the first six months of fiscal 2007. This $4.1 million increase was primarily due to the net increase in earnings of certain of our established hospitals and MedCath Partners’ ventures which were allocated to our minority partners on a pro rata basis. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
     Income tax expense. Income tax expense was $5.4 million for the first six months of fiscal 2008 compared to $4.5 million for the first six months of fiscal 2007, which represents an effective tax rate of approximately 38.8% and 50.7% for the respective periods.
     Income (loss) from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital and the Heart Hospital of Lafayette for the first six months of fiscal 2007 and fiscal 2008. Net income from discontinued operations was $0.2 million for the first six months of fiscal 2008 compared to a loss of $3.0 million for the first six months of fiscal 2007. In accordance with SFAS No. 144, the Company evaluated the carrying value of the long-lived assets related to Heart Hospital of Lafayette during the first six months of fiscal 2007 and determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded in accordance with SFAS No. 144 during the first quarter of fiscal 2007. The $4.1 million impairment charge was offset by net income related to Dayton Heart Hospital for the first six months of fiscal 2007.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital was $155.4 million at March 31, 2008 and $179.0 million at September 30, 2007. During the first six months of fiscal 2008 we used cash on hand to repurchase $44.4 million of our shares and paid our income tax liabilities and accrued bonuses to our employees. The cash outlays were offset by the sale of certain assets and liabilities of Heart Hospital of Lafayette. As a result of the sale, our net cash position increased by approximately $16.2 million during the first six months of fiscal 2008.
     The cash provided by operating activities from continuing operations was $15.7 million for the first six months of fiscal 2008 compared to $24.4 million provided by operating activities for the first six months of fiscal 2007. The decrease in cash provided by continuing operations is a result of an increase in operational expenditures resulting from increases in net revenues on a same facility basis, as well as cash used from continuing operations during the first six months of fiscal 2008 to pay income tax liabilities and accrued bonuses related to fiscal 2007 performance to our employees. We also paid a $5.8 million settlement to the United States Department of Justice as a result of an investigation of a clinical trial conducted at one of our hospitals.
     Our investing activities from continuing operations used net cash of $35.9 million for the first six months of fiscal 2008 compared to net cash used of $9.2 million for the first six months of fiscal 2007. The total cash used for capital expenditures related to building expansions increased $8.7 million during the first six months of 2008 compared to the first six months of fiscal 2007 as a result of the expansion of several of our hospital facilities and the construction of a new acute care hospital in Kingman Arizona. We also used approximately $9.5 million to acquire interests in ventures in our Partners division, of which $8.5 million is restricted. This is offset by approximately $.6 million in cash received from the sale of a part of our interest in Harlingen Medical Center during the second quarter of fiscal 2008. The increase in capital expenditures for continuing operations was offset by the $24.3 million in cash received as a result of the sale of our discontinued operation, Heart Hospital of Lafayette, during the first six months of fiscal 2008.
     Our financing activities from continuing operations used net cash of $54.5 million for the first six months of fiscal 2008 compared to net cash used of $76.1 million for the first six months of fiscal 2007. The $54.5 million of net cash used for financing activities for the first six months of fiscal 2008 is primarily a result of the $44.4 million purchase of treasury shares and distributions to minority partners of $12.7 million.
     Capital Expenditures. Expenditures for property and equipment for the first six months of fiscal years 2008 and 2007 were $27.0 million and $9.8 million, respectively. During the six months ended March 31, 2008, we continued the development of our hospital in Kingman, Arizona and the expansion projects at two of our existing hospitals. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
     Obligations and Availability of Financing. At March 31, 2008, we had $150.4 million of outstanding debt, $4.5 million of which was classified as current. Of the outstanding debt, $102.0 million was outstanding under our 9⅞% senior notes and $47.8 million was outstanding to lenders to our hospitals. The remaining $0.6 million of debt was outstanding to lenders under capital leases and other miscellaneous indebtedness. No amounts were outstanding to lenders under our $100.0 million revolving credit facility at March 31, 2008. At the same date, however, we had letters of credit outstanding of $1.7 million, which reduced our availability under this facility to $98.3 million.
     During the six months ended March 31, 2007, we sold 1.7 million shares of common stock to the public. The $39.7 million in net proceeds from this offering were used to repurchase approximately $36.2 million of our outstanding senior notes and to pay approximately $3.5 million of associated premiums and expenses associated with the note repurchase.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. The Company was in compliance with all covenants in the instruments governing its outstanding debt at March 31, 2008.
     At March 31, 2008, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
     We believe that internally generated cash flows and available borrowings under our senior secured credit facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.

     Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of March 31, 2008 was $260.2 million.
     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 6 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 7.38% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at March 31, 2008 was 8.18%.
     We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.
     We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we typically sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of March 31, 2008 and September 30, 2007, we held $39.0 million and $33.0 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.
Forward-Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and our other filings with the SEC, and the discussion of risk factors in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2007, before making an investment decision with respect to our debt and equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com .
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. There was no material change in our policy for managing risk related to variability in interest rates, commodity prices, other relevant market rates and prices during the second quarter of 2008. See Item 7A in the Company’s Annual Report on Form 10-K for further discussions about market risk.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the interim Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the

SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     The Board of Directors approved a stock repurchase program of up to $59.0 million in August 2007. Stock purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The repurchase program may be discontinued at any time. Subsequent to the approval of the stock repurchase program, the Company purchased 1,885,461 shares of common stock at a total cost of $44.4 million.
     The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal year 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	The Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)
October 1, 2007 - October 31, 2007	—	$—	—	$59,000
November 1, 2007 - November 30, 2007	229	$23.01	229	$53,707
December 1, 2007 - December 31, 2007	548	$23.70	548	$40,695
January 1, 2008 - January 31, 2008	488	$23.69	488	$29,126
February 1, 2008 - February 29, 2008	620	$23.38	620	$14,598
March 1, 2008 - March 31, 2008	—	$—	—	$14,598

	1,885	$23.51	1,885	$14,598

Item 6. Exhibits

Exhibit
No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION
Dated: May 9, 2008	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

By:	/s/ JAMES A. PARKER
James A. Parker
Interim Chief Financial Officer (principal financial officer)

By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President — Controller
(principal accounting officer)