Form 10-Q/A
period 2008-03-31
MEDCATH CORP
filed 2008-06-10
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 30, 2008, there were 21,451,144 shares of $0.01 par value common stock outstanding.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 10.1
Exhibit 10.2
Exhibit 31.3
Exhibit 31.4

Explanatory Note:
This Amendment No. 1 (the “Amendment”) amends MedCath Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008 (the “Original Filing”). This Amendment revises the Original Filing to include the information required in Part II. Other Information, Item 4. Submission of Matters to a Vote of Security Holders and to include the amendment to our Amended and Restated Outside Directors’ Stock Option Plan (the “Outside Directors’ Stock Option Plan”) and Asset Purchase Agreement By and Between Heart Hospital of DTO, LLC and Good Samaritan Hospital within Part II. Other Information, Item 6. Exhibits. No other changes are being made by means of this Amendment. The remainder of the Original Filing is unchanged, is not reproduced in this Amendment and has not been modified or updated to reflect any subsequent events.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
          The Company’s annual meeting of stockholders was held on March 5, 2008. The stockholders elected the nominees for Class I Directors. Directors whose terms of office continued after the annual meeting are John T. Casey, Adam H. Clammer, Edwin O. French, Edward A. Gilhuly, Paul B. Queally, and Jacque J. Sokolov, MD. In addition, the stockholders ratified the selection of Deloitte & Touché LLP as the independent registered public accounting firm for the fiscal year ending September 30, 2008, and approved an amendment to the Outside Directors’ Stock Option Plan. The votes on these proposals were as follows:
1. Election of Class I Directors:

	For	Withheld

Robert S. McCoy, Jr.	19,123,494	239,679

John B. McKinnon	19,123,549	239,624

Galen D. Powers	18,809,542	553,631
2. Ratification of selection of Deloitte & Touché LLP as independent registered public accounting firm for the fiscal year ending September 30, 2008:

For	Against	Abstain	Broker Non-Vote

16,521,895	2,837,819	3,459	0
3. Approval of amendment to the Outside Directors’ Stock Option Plan:

For	Against	Abstain	Broker Non-Vote

14,345,790	3,855,604	15,585	1,146,194

Item 6. Exhibits

Exhibit
No.	Description

10.1	Amendment to Amended and Restated Outside Directors’ Stock Option Plan

10.2	Asset Purchase Agreement By and Between Heart Hospital of DTO, LLC and Good Samaritan Hospital

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with Original Filing

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION
Dated: June 10, 2008	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JAMES A. PARKER
James A. Parker
Interim Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President — Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Amendment to Amended and Restated Outside Directors’ Stock Option Plan

10.2	Asset Purchase Agreement By and Between Heart Hospital of DTO, LLC and Good Samaritan Hospital

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002