Form 10-Q
period 2008-06-30
MEDCATH CORP
filed 2008-08-11
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
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
Yes ☐   No ☑
As of July 31, 2008, there were 19,581,445 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30,	September 30,
	2008	2007
Current assets:
Cash and cash equivalents	$120,810	$140,276
Accounts receivable, net	92,823	85,943
Income tax receivable	953	—
Medical supplies	15,763	13,928
Deferred income tax assets	14,236	12,389
Prepaid expenses and other current assets	5,294	6,197
Current assets of discontinued operations	22,402	22,832

Total current assets	272,281	281,565
Property and equipment, net	290,929	270,663
Investments in affiliates	15,618	5,718
Goodwill	58,098	62,740
Other intangible assets, net	6,213	6,448
Other assets	6,133	6,531
Long-term assets of discontinued operations	—	44,902

Total assets	$649,272	$678,567

Current liabilities:
Accounts payable	$34,227	$30,933
Income tax payable	—	10,552
Accrued compensation and benefits	17,115	18,567
Other accrued liabilities	16,676	13,421
Current portion of long-term debt and obligations under capital leases	106,822	4,089
Current liabilities of discontinued operations	18,732	24,962

Total current liabilities	193,572	102,524
Long-term debt	41,546	146,398
Obligations under capital leases	2,295	1,793
Deferred income tax liabilities	11,952	12,018
Other long-term obligations	412	460
Long-term liabilities of discontinued operations	—	13

Total liabilities	249,777	263,206

Commitments and contingencies

Minority interest in equity of consolidated subsidiaries	28,332	29,737

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,535,806 issued and 19,581,445 outstanding at June 30, 2008 21,271,144 issued and 21,202,244 outstanding at September 30, 2007	215	213
Paid-in capital	457,513	447,688
Accumulated deficit	(41,607)	(61,821)
Accumulated other comprehensive loss	(161)	(62)
Treasury stock, at cost; 68,900 shares at September 30, 2007 1,954,361 shares at June 30, 2008	(44,797)	(394)

Total stockholders’ equity	371,163	385,624

Total liabilities and stockholders’ equity	$649,272	$678,567

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$157,086	$178,492	$463,034	$515,518
Operating expenses:
Personnel expense	51,019	54,383	151,522	162,301
Medical supplies expense	44,065	46,593	126,791	137,847
Bad debt expense	10,235	14,585	31,852	42,347
Other operating expenses	29,676	34,561	89,240	101,919
Pre-opening expenses	149	—	643	—
Depreciation	7,517	8,038	22,591	24,488
Amortization	149	126	411	505
Loss on disposal of property, equipment and other assets	225	175	391	1,028

Total operating expenses	143,035	158,461	423,441	470,435

Income from operations	14,051	20,031	39,593	45,083
Other income (expenses):
Interest expense	(3,862)	(5,125)	(11,658)	(18,152)
Loss on early extinguishment of debt	—	—	—	(5,142)
Interest and other income, net	285	1,749	1,942	6,274
Equity in net earnings of unconsolidated affiliates	2,636	1,175	6,842	4,095

Total other income (expense), net	(941)	(2,201)	(2,874)	(12,925)

Income from continuing operations before minority interest and incomes taxes	13,110	17,830	36,719	32,158
Minority interest share of earnings of consolidated subsidiaries	(4,293)	(4,006)	(13,859)	(9,481)

Income from continuing operations before income taxes	8,817	13,824	22,860	22,677
Income tax expense	3,469	5,396	8,917	9,882

Income from continuing operations	5,348	8,428	13,943	12,795
Income (loss) from discontinued operations, net of taxes	6,424	837	6,578	(2,176)

Net income	$11,772	$9,265	$20,521	$10,619

Earnings (loss) per share, basic
Continuing operations	$0.27	$0.40	$0.68	$0.62
Discontinued operations	0.33	0.04	0.32	(0.11)

Earnings (loss) per share, basic	$0.60	$0.44	$1.00	$0.51

Earnings (loss) per share, diluted
Continuing operations	$0.27	$0.38	$0.68	$0.60
Discontinued operations	0.33	0.04	0.32	(0.10)

Earnings (loss) per share, diluted	$0.60	$0.42	$1.00	$0.50

Weighted average number of shares, basic	19,524	21,144	20,415	20,760
Dilutive effect of stock options and restricted stock	107	682	89	650

Weighted average number of shares, diluted	19,631	21,826	20,504	21,410

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance, September 30, 2007	21,271	$213	$447,688	$(61,821)	$(62)	69	$(394)	$385,624
Cumulative impact of change in accounting principle (Note 8)	—	—	—	(307)	—	—	—	(307)
Exercise of stock options, including income tax benefit	265	2	4,609	—	—	—	—	4,611
Share buyback	—	—	—	—	—	1,885	(44,403)	(44,403)
Share-based compensation expense	—	—	5,463	—	—	—	—	5,463
Tax impact of cancellation of stock options	—	—	(247)	—	—	—	—	(247)
Comprehensive income:
Net income	—	—	—	20,521	—	—	—	20,521
Change in fair value of interest rate swaps, net of income tax benefit	—	—	—	—	(99)	—	—	(99)

Total comprehensive income								20,422

Balance, June 30, 2008	21,536	$215	$457,513	$(41,607)	$(161)	1,954	$(44,797)	$371,163

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2008	2007
Net income	$20,521	$10,619
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(6,578)	2,176
Bad debt expense	31,852	42,347
Depreciation	22,591	24,488
Amortization	411	505
Excess income tax benefit on exercised stock options	(648)	(2,075)
Loss on disposal of property, equipment and other assets	391	1,028
Share-based compensation expense	5,463	3,849
Amortization of loan acquisition costs	659	2,414
Equity in earnings of unconsolidated affiliates, net of distributions received	(536)	(672)
Minority interest share of earnings of consolidated subsidiaries	13,859	9,481
Deferred income taxes	(1,846)	1,769
Change in assets and liabilities that relate to operations:
Accounts receivable	(38,732)	(51,652)
Medical supplies	(1,835)	(145)
Prepaids and other assets	1,052	896
Accounts payable and accrued liabilities	(10,276)	710

Net cash provided by operating activities of continuing operations	36,348	45,738
Net cash provided by (used in) operating activities of discontinued operations	1,134	(1,840)

Net cash provided by operating activities	37,482	43,898

Investing activities:
Purchases of property and equipment	(38,127)	(18,596)
Proceeds from sale of property and equipment	358	1,569
Investments in affiliates	(9,530)	—

Net cash used in investing activities of continuing operations	(47,299)	(17,027)
Net cash provided by (used in) investing activities of discontinued operations	76,223	(313)

Net cash provided by (used in) investing activities	28,924	(17,340)

Financing activities:
Repayments of long-term debt	(2,144)	(112,387)
Repayments of obligations under capital leases	(1,024)	(1,374)
Distributions to minority partners	(15,850)	(12,311)
Repayments from minority partners, net	—	185
Proceeds from exercised stock options	3,947	5,786
Purchase of treasury shares	(44,403)	—
Proceeds from issuance of common stock	—	39,658
Excess income tax benefit on exercised stock options	648	2,075

Net cash used in financing activities of continuing operations	(58,826)	(78,368)
Net cash used in financing activities of discontinued operations	(13,708)	(915)

Net cash used in financing activities	(72,534)	(79,283)

Net decrease in cash and cash equivalents	(6,128)	(52,725)
Consolidated cash and cash equivalents:
Beginning of period	143,893	194,375

End of period	$137,765	$141,650

Cash and cash equivalents of continuing operations	$120,810	$137,598
Cash and cash equivalents of discontinued operations	$16,955	$4,052
See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
1. Business and Basis of Presentation
     MedCath Corporation (the Company) primarily focuses on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the hospital division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of June 30, 2008, the Company and its physician partners owned and operated nine hospitals in seven states with a total of 616 licensed beds.
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
     The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Avera Heart Hospital of South Dakota and Harlingen Medical Center as of June 30, 2008 and is not the primary beneficiary under the revised version of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46-R). Therefore, the Company is unable to consolidate these hospitals’ results of operations and financial position, but rather is required to account for its minority ownership interest in these hospitals as an equity method investment. Harlingen Medical Center was a consolidated entity for the first three quarters of fiscal 2007. In July 2007, the Company sold a portion of its equity interest in Harlingen Medical Center; therefore, the Company no longer is its primary beneficiary and accounts for its minority ownership interest in the hospital as an equity method investment.
     Basis of Presentation — The Company’s unaudited interim consolidated financial statements as of June 30, 2008 and for the three and nine months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. During the nine months ended June 30, 2008, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize the impact of a tax position in its consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position (see Note 8).

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
2. Recent Accounting Pronouncements
     In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3 Determination of the Useful Life of an Intangible Asset (FSP FAS 142-3), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under Statements of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The impact of FSP FAS 142-3 will be dependent upon any potential future acquisitions.
     In June 2008, Emerging Issues Task Force (EITF) Issue No. 08-3 Accounting by Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3) was ratified by the FASB. The EITF reached a consensus that all nonrefundable maintenance deposits that are contractually and substantively related to maintenance of the leased asset are accounted for as deposit assets. The lessee’s deposit asset is expensed or capitalized as part of a fixed asset (depending on the lessee’s maintenance accounting policy) when the underlying maintenance is performed. When the lessee determines that it is less than probable that an amount on deposit will be returned to the lessee (and thus no longer meets the definition of an asset), the lessee must recognize an additional expense for that amount. EITF 08-3 is effective for fiscal years beginning after December 15, 2008, and must be applied by recognizing the cumulative effect of the change in accounting principle in the opening balance of retained earnings as of the beginning of the fiscal year in which this consensus is initially applied. The Company is evaluating the potential impact of the adoption of EITF 08-3.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) replaces SFAS 141 Business Combinations and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also will require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively with no early adoption permitted. The Company expects SFAS 141R will have an impact on accounting for business combinations, but the effect will be dependent upon any potential future acquisitions.
     In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the potential impact of the adoption of SFAS 160.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the potential impact of the adoption of SFAS 161.
3. Acquisitions and Divestitures
Acquisition of Additional Interest
Effective June 30, 2008 the Company acquired an additional 14.29% interest in the Texsan Heart Hospital by converting $9.5 million of intercompany debt to equity.
Discontinued Operations
     During September 2006, the Company decided to seek to dispose of its interest in the Heart Hospital of Lafayette (HHLf) and entered into a confidentiality and exclusivity agreement with a potential buyer. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) it was determined that the carrying value of HHLf was in excess of fair value at December 31, 2007. Accordingly, an impairment charge of $4.1 million was recorded and is included in the loss from discontinued operations in the consolidated statement of operations for the nine months ended June 31, 2007. The sale of HHLf was completed during the first quarter of fiscal 2008, resulting in an immaterial loss.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     During May 2008, the Company sold certain net assets of Dayton Heart Hospital to Good Samaritan Hospital for $47.5 million pursuant to a definitive agreement entered into during the first quarter of 2008. The total gain recognized, net of tax, was $3.4 million and is included in income from discontinued operations on the consolidated statement of operations for the three and nine months ended June 30, 2008. $4.6 million of goodwill was allocated to Dayton Heart Hospital and was written off as part of the net gain on the sale of the hospital.
     In accordance with the terms of the sale, Dayton Heart Hospital and Good Samaritan Hospital entered into an indemnification agreement for a period of eighteen months from the date of the sale. Dayton Heart Hospital agreed to indemnify Good Samaritan Hospital from certain exposures arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the sale. The maximum exposure associated with the indemnity agreement is $10 million. The estimated fair value of this indemnification is not material. Additionally, as a condition to the sale and as part of the indemnification agreement, the Company has entered into a non-compete agreement for a period of five years from the date of the sale. The Company was paid $5.0 million under the non-compete agreement. $3.1 million of income, net of tax, related to the non-compete agreement is reported in income from discontinued operations in the consolidated statement of operations for the three and nine months ended June 30, 2008.
     In accordance with the provisions of SFAS No. 144, the Company has classified the results of operations and the assets and liabilities of the hospitals held for sale, as well as the impacts from the collections and payments of the remaining assets and liabilities associated with the hospitals divested, as discontinued operations for the three and nine months ended June 30, 2008 and 2007.
     The results of operations of DHH and HHLf, excluding intercompany interest expense and intercompany gain as a result of the sales, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$6,261	$22,374	$39,809	$70,118

Income (loss) before income taxes	$8,069	$1,068	$8,387	$(522)
Income tax expense	1,645	231	1,809	1,654

Net income (loss)	$6,424	$837	$6,578	$(2,176)

Assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	June 30,	September 30,
	2008	2007
Cash and cash equivalents	$16,955	$3,617
Accounts receivable, net	4,417	15,217
Other current assets	1,030	3,998

Current assets of discontinued operations	$22,402	$22,832

Property and equipment, net	$—	$44,506
Investments in affiliates	—	240
Other assets	—	156

Long-term assets of discontinued operations	$—	$44,902

Accounts payable	$10,156	$12,951
Accrued liabilities	8,576	3,798
Current portion of long-term debt and obligations under capital leases	—	8,213

Current liabilities of discontinued operations	$18,732	$24,962

Obligations under capital leases	$—	$13

Long-term liabilities of discontinued operations	$—	$13

As of June 30, 2008 and September 30, 2007, $9.1 million and $8.5 million, respectively, were reserved related to Medicare outlier payments received by Dayton Heart Hospital in 2004.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	June 30,	September 30,
	2008	2007
Receivables, principally from patients and third-party payors	$160,412	$120,806
Receivables, principally from billings to hospitals for various cardiovascular procedures	5,092	4,630
Amounts due under management contracts	3,648	1,763
Other	3,828	4,058

	172,980	131,257
Less allowance for doubtful accounts	(80,157)	(45,314)

Accounts receivable, net	$92,823	$85,943

5. Equity Investments
     The Company owns minority interests in Avera Heart Hospital of South Dakota, Harlingen Medical Center, and certain diagnostic ventures, for which the Company neither has substantive control over the ventures nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its minority ownership interest in the hospital and other ventures as equity method investments.
     The following represents summarized financial information of Avera Heart Hospital of South Dakota for the three and nine months ended June 30, 2007 and Harlingen Medical Center and Avera Heart Hospital of South Dakota as of June 30, 2008 and September 30, 2007 and for the three and nine months ended June 30, 2008:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$38,770	$15,630	$119,592	$50,120
Income from operations	$8,669	$3,449	$18,619	$12,367
Net income	$4,752	$3,166	$14,126	$11,513

	June 30,	September 30,
	2008	2007
Current assets	$45,047	$44,331
Long-term assets	$96,743	$40,047
Current liabilities	$17,717	$17,458
Long-term liabilities	$77,582	$21,301
6. Long-term Debt
     Long-term debt consists of the following:

	June 30,	September 30,
	2008	2007
Senior Notes	$101,961	$101,961
Notes payable to various lenders	45,149	47,294

	147,110	149,255
Less current portion	(105,564)	(2,857)

Long-term debt	$41,546	$146,398

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The Company has reclassified the senior notes payable as current as of June 30, 2008 as it is the Company’s intent to repurchase all of the 9.875% senior notes due July 2012 within the next twelve months.
     Debt Covenants—At June 30, 2008, the Company was in compliance with all covenants in the instruments governing its outstanding debt.
7. Liability Insurance Coverage
     During June 2007, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division. During June 2008, the Company entered into a new one- year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division.
     Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of June 30, 2008 and September 30, 2007, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $4.5 million and $4.1 million, respectively, which is included in other accrued liabilities on the consolidated balance sheets.
8. Accounting for Uncertainty in Income Taxes
     The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, effective October 1, 2007. As a result of the implementation, the Company recognized a $0.3 million net increase to the reserves for uncertain tax positions, net of tax benefits. This increase was accounted for as a cumulative effect adjustment and recognized as a reduction in beginning retained earnings in the consolidated balance sheet. Including the cumulative effect adjustment, the Company had approximately $2.4 million of unrecognized tax benefits as of October 1, 2007. Of this total, $0.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods. The remaining $2.1 million represents the amount of unrecognized tax benefits for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not impact the effective tax rate. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
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
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through June 30, 2008. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
     A joint venture in our Partners Division provides cardiac care services to a hospital pursuant to a Management and Services Agreement. The joint venture and the hospital disagree regarding the interpretation of certain provisions in the Management and Services Agreement. The two parties have agreed to submit these matters to arbitration before a panel of arbitrators, currently scheduled for November 3, 2008. The Company is currently unable to predict a range of expenses, if any, that may be incurred in connection with this matter. However, the Company does not believe the ultimate resolution of the matter will have a material adverse affect on its consolidated balance sheet, statement of operations or cash flows.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
     Commitments — On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (FIN No. 45-3), FIN No. 45-3 amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), guaranteeing that the revenue of the business for a specified period will be at least a specified amount. Under FIN No. 45-3, the accounting requirements of FIN No. 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN No. 45, is required for all interim and annual periods beginning after January 1, 2006. Some of the Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among others. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $4.9 million through April 2010 as of June 30, 2008. The Company would only be required to pay this maximum amount if none of the physician groups collected fees for services performed during the guarantee period.
10. Per Share Data
     The calculation of diluted earnings (loss) per share considers the potential dilutive effect of options to purchase 1,810,614 and 1,726,812 shares of common stock at prices ranging from $4.75 to $33.05, which were outstanding at June 30, 2008 and 2007, respectively, as well as 145,430 and 193,892 shares of restricted stock which were outstanding at June 30, 2008 and 2007 respectively. Of the outstanding stock options, 1,501,000 and 32,500 have not been included in the calculation of diluted earnings (loss) per share for the three months ended June 30, 2008 and 2007, respectively, and 786,000 and 124,500 options have not been included in the calculation of diluted earnings (loss) per share for the nine months ended June 30, 2008 and 2007, respectively, because the options were anti-dilutive.
11. Stock Compensation Plans
     The estimated fair value of stock options is determined using the Black-Scholes option pricing model for the stock options granted during the three and nine months ended June 30, 2008 and 2007. The range of weighted-average assumptions used are presented in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and was determined based on an analysis of historical exercise and cancellation behavior. This analysis is updated December 31 of each year with applicable changes reflected in the table below. The risk-free interest rate is based on US Treasury yield curves that approximate the expected life of the stock options in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Expected life	5-8 years	5-8 years	5-8 years	5-8 years
Risk- free interest rate	2.64% - 3.98%	4.55% - 5.17%	2.34% - 4.56%	4.44% - 5.17%
Expected volatility	33% - 40%	37% - 41%	33% - 41%	37% - 43%
     At June 30, 2008, the maximum number of shares of common stock which can be issued through awards granted under the MedCath Corporation 2006 Stock Option Plan (the Stock Plan) is 1,750,000, of which 765,570 are outstanding as of June 30, 2008. The Stock Plan will expire, and no awards may be granted there under, after September 30, 2015. Stock options granted under the Stock Plan have an exercise price per share that represents the fair market value of the common stock of the Company on the respective dates that the options are granted. The options expire ten years from the grant date, are fully vested and are exercisable at any time. Subsequent to the exercise of the stock options, the shares of stock acquired upon exercise may be subject to certain sale restrictions depending on the optionee’s employment status and length of time the option was held prior to exercise.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Effective March 5, 2008, the MedCath Corporation Outside Directors’ Compensation Plan (the Directors’ Plan) was amended to increase the maximum number of common stock shares which can be issued under the Directors’ Plan by 300,000. Options under the Directors’ Plan are granted at an exercise price equal to or greater than the fair market value of the underlying stock at the date of the grant. Stock options granted under the Directors’ Plan have an exercise price per share that represents the fair market value of the common stock of the Company on the respective dates that the options are granted. The maximum number of shares of common stock which can be issued through awards granted under the Directors’ Plan is 550,000, of which 221,000 are outstanding as of June 30, 2008.
     Activity for the Company’s option plans were as follows:

	For the Three Months Ended
	June 30, 2008		June 30, 2007
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,802,112	$22.03	1,773,612	$19.37

Granted	149,000	19.92	35,500	32.60
Exercised	(72,748)	12.79	(68,400)	17.41
Cancelled	(67,750)	26.23	(13,900)	19.53

Outstanding stock options, end of period	1,810,614	$22.07	1,726,812	$19.10

	For the Nine Months Ended
	June 30, 2008		June 30, 2007
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,727,112	$19.11	2,070,472	$18.80

Granted	480,000	24.51	230,500	29.16
Exercised	(252,748)	20.16	(410,146)	14.02
Cancelled	(143,750)	27.02	(164,014)	23.02

Outstanding stock options, end of period	1,810,614	$22.07	1,726,812	$19.10

The following table summarizes information for options outstanding and exercisable at June 30, 2008:

	Number	Weighted-
	Outstanding	Average	Weighted-
	and	Remaining	Average
Range of Prices	Exercisable	Life (years)	Exercise Price
$4.75 - 15.80	175,164	6.17	$13.18
15.91 - 18.26	99,200	7.35	16.27
19.00 - 20.07	173,000	7.59	19.28
20.56 - 21.49	526,000	7.75	21.45
21.66 - 22.50	338,000	7.87	22.42
23.25 - 27.71	329,750	8.90	26.41
27.80 - 30.24	94,500	8.61	29.32
30.35 - 33.05	75,000	8.76	31.55

$4.75 - 33.05	1,810,614	7.88	$22.07

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Under SFAS No. 123-R, share-based compensation expense recognized for the three and nine months ended June 30, 2008 was $1.5 million and $5.5 million, respectively. The associated tax benefits related to the compensation expense recognized for the three and nine months ended June 30, 2008 was $0.6 million and $2.2 million, respectively. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the period as all such options vest immediately. The total intrinsic value of options exercised during the three and nine months ended June 30, 2008 was $0.3 million and $1.3 million, respectively, and the total intrinsic value of options outstanding at June 30, 2008 was $(7.4) million.
     Share-based compensation expense recognized for the three and nine months ended June 30, 2007 was $0.7 million and $3.9 million, respectively. The associated tax benefits related to the compensation expense recognized for the three and nine months ended June 30, 2007 was $0.3 million and $1.6 million, respectively. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the period as all such options vest immediately. The total intrinsic value of options exercised during the three and nine months ended June 30, 2007 was $1.1 million and $5.6 million, respectively, and the total intrinsic value of options outstanding at June 30, 2007 was $18.8 million.
     During the fiscal year ended September 30, 2006, the Company granted to employees 270,836 shares of restricted stock units, which vest at various dates through March 2009. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. Unamortized compensation expense related to restricted stock amounted to $0.6 million at June 30, 2008.
12. Reportable Segment Information
     The Company’s reportable segments consist of the hospital division and the MedCath Partners division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net revenue:
Hospital division	$145,663	$166,550	$428,876	$476,786
MedCath Partners division	10,853	11,314	32,350	37,096
Corporate and other	570	628	1,808	1,636

Consolidated totals	$157,086	$178,492	$463,034	$515,518

Income (loss) from operations:
Hospital division	$14,777	$21,517	$63,488	$49,617
MedCath Partners division	1,161	1,770	4,853	6,665
Corporate and other	(1,887)	(3,256)	(28,748)	(11,199)

Consolidated totals	$14,051	$20,031	$39,593	$45,083

Depreciation and amortization:
Hospital division	$6,272	$6,718	$18,760	$20,344
MedCath Partners division	1,158	1,344	3,678	4,269
Corporate and other	236	102	564	380

Consolidated totals	$7,666	$8,164	$23,002	$24,993

Interest expense (income) including intercompany, net:
Hospital division	$4,654	$7,749	$16,240	$23,416
MedCath Partners division	4	(16)	(18)	(49)
Corporate and other	(1,075)	(4,333)	(6,453)	(11,279)

Consolidated totals	$3,583	$3,400	$9,769	$12,088

Capital expenditures:
Hospital division	$14,607	$7,761	$38,705	$15,389
MedCath Partners division	593	(106)	1,710	368
Corporate and other	833	1,168	3,198	2,898

Consolidated totals	$16,033	$8,823	$43,613	$18,655

	June 30,	September 30,
	2008	2007
Aggregate identifiable assets:
Hospital division	$510,836	$542,827
MedCath Partners division	41,222	34,021
Corporate and other	97,214	101,719

Consolidated totals	$649,272	$678,567

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
     All of the Company’s goodwill is recorded within the Corporate and other segment.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
13. Comprehensive Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net Income	$11,772	$9,265	$20,521	$10,619
Changes in fair value of interest rate swaps, net of tax benefit	146	87	(99)	86

Comprehensive Income	$11,918	$9,352	$20,422	$10,705

14. Treasury Stock
     During August 2007, the board of directors approved a stock repurchase program of up to $59.0 million. During the nine month period ended June 30, 2008 1,885,461 million shares of common stock, with a total cost of $44.4 million, have been repurchased by the Company under this program. None of the shares were repurchased during the three months ended June 30, 2008.
15. Guarantor/Non-Guarantor Financial Statements
     The following tables present the condensed consolidated financial information for each of MedCath Corporation (the Parent), MedCath Holdings Corporation (the Issuer), all wholly owned domestic subsidiaries of the Issuer (the Guarantors) and the subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2008

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$69,531	$51,279	$—	$120,810
Accounts receivable, net	—	—	5,632	87,191	—	92,823
Other current assets	—	—	35,072	18,615	(17,441)	36,246
Current assets of discontinued operations	—	—	1,721	21,380	(699)	22,402

Total current assets	—	—	111,956	178,465	(18,140)	272,281
Property and equipment, net	—	—	17,688	273,241	—	290,929
Investments in subsidiaries	371,163	371,163	70,190	(62)	(812,454)	—
Goodwill	—	—	58,098	—	—	58,098
Intercompany notes receivable	—	—	219,545	—	(219,545)	—
Other long-term assets	—	—	23,914	4,050	—	27,964

Total assets	$371,163	$371,163	$501,391	$455,694	$(1,050,139)	$649,272

Current liabilities:
Accounts payable	$—	$—	$1,604	$32,623	$—	$34,227
Accrued compensation and benefits	—	—	5,130	11,985	—	17,115
Other current liabilities	—	—	7,205	26,912	(17,441)	16,676
Current portion of long- term debt and obligations under capital leases	—	—	102,339	4,483	—	106,822
Current liabilities of discontinued operations	—	—	1,916	17,515	(699)	18,732

Total current liabilities	—	—	118,194	93,518	(18,140)	193,572
Long- term debt	—	—	—	41,546	—	41,546
Obligations under capital leases	—	—	82	2,213	—	2,295
Intercompany notes payable	—	—	—	219,545	(219,545)	—
Deferred income tax liabilities	—	—	11,952	—	—	11,952
Other long- term obligations	—	—	—	412	—	412

Total liabilities	—	—	130,228	357,234	(237,685)	249,777
Minority interest in equity of consolidated subsidiaries	—	—	—	—	28,332	28,332
Total stockholders’ equity	371,163	371,163	371,163	98,460	(840,786)	371,163

Total liabilities and stockholders’ equity	$371,163	$371,163	$501,391	$455,694	$(1,050,139)	$649,272

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$80,044	$60,232	$—	$140,276
Accounts receivable, net	—	—	5,372	80,571		85,943
Other current assets	—	—	23,529	15,804	(6,819)	32,514
Current assets of discontinued operations	—	—	14,470	21,810	(13,448)	22,832

Total current assets	—	—	123,415	178,417	(20,267)	281,565
Property and equipment, net	—	—	17,434	253,229	—	270,663
Investments in subsidiaries	385,624	385,624	64,167	(62)	(835,353)	—
Goodwill	—	—	62,740	—	—	62,740
Intercompany notes receivable	—	—	205,478	—	(205,478)	—
Other long-term assets	—	—	15,045	3,652	—	18,697
Long-term assets of discontinued operations	—	—	34,470	44,902	(34,470)	44,902

Total assets	$385,624	$385,624	$522,749	$480,138	$(1,095,568)	$678,567

Current liabilities:
Accounts payable	$—	$—	$1,087	$29,846	$—	$30,933
Income tax payable	—	—	10,552	—	—	10,552
Accrued compensation and benefits	—	—	6,617	11,950	—	18,567
Other current liabilities	—	—	4,077	16,141	(6,797)	13,421
Current portion of long- term debt and obligations under capital leases	—	—	473	3,616	—	4,089
Current liabilities of discontinued operations	—	—	—	38,432	(13,470)	24,962

Total current liabilities	—	—	22,806	99,985	(20,267)	102,524
Long- term debt	—	—	101,904	44,494	—	146,398
Obligations under capital leases	—	—	397	1,396	—	1,793
Intercompany notes payable	—	—	—	205,478	(205,478)	—
Deferred income tax liabilities	—	—	12,018	—	—	12,018
Other long- term obligations	—	—	—	460	—	460
Long-term liabilities of discontinued operations	—	—	—	34,483	(34,470)	13

Total liabilities	—	—	137,125	386,296	(260,215)	263,206
Minority interest in equity of consolidated subsidiaries	—	—	—	—	29,737	29,737
Total stockholders’ equity	385,624	385,624	385,624	93,842	(865,090)	385,624

Total liabilities and stockholders’ equity	$385,624	$385,624	$522,749	$480,138	$(1,095,568)	$678,567

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2008

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$—	$7,443	$151,259	$(1,616)	$157,086
Total operating expenses	—	—	9,799	134,852	(1,616)	143,035

Income (loss) from operations	—	—	(2,356)	16,407	—	14,051
Interest expense	—	—	(2,867)	(995)	—	(3,862)
Interest and other income (expense), net	—	—	3,938	(3,653)	—	285
Equity in net earnings of unconsolidated affiliates	11,772	11,772	17,789	—	(38,697)	2,636

Income from continuing operations before minority interest, income taxes and discontinued operations	11,772	11,772	16,504	11,759	(38,697)	13,110
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(4,293)	(4,293)

Income from continuing operations before income taxes and discontinued operations	11,772	11,772	16,504	11,759	(42,990)	8,817
Income tax expense	—	—	3,246	223	—	3,469

Income from continuing operations	11,772	11,772	13,258	11,536	(42,990)	5,348
Income (loss) from discontinued operations, net of taxes	—	—	(1,486)	7,910	—	6,424

Net income	$11,772	$11,772	$11,772	$19,446	$(42,990)	$11,772

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2007

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$—	$7,962	$172,518	$(1,988)	$178,492
Total operating expenses	—	—	11,724	148,725	(1,988)	158,461

Income (loss) from operations	—	—	(3,762)	23,793	—	20,031
Interest expense	—	—	(2,894)	(2,231)	—	(5,125)
Interest and other income (expense), net	—	—	7,217	(5,468)	—	1,749
Equity in net earnings of unconsolidated affiliates	9,265	9,265	13,929	—	(31,284)	1,175

Income from continuing operations before minority interest, income taxes and discontinued operations	9,265	9,265	14,490	16,094	(31,284)	17,830
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(4,006)	(4,006)

Income from continuing operations before income taxes and discontinued operations	9,265	9,265	14,490	16,094	(35,290)	13,824
Income tax expense	—	—	5,396	—	—	5,396

Income from continuing operations	9,265	9,265	9,094	16,094	(35,290)	8,428
Income from discontinued operations, net of taxes	—	—	171	666	—	837

Net income	$9,265	$9,265	$9,265	$16,760	$(35,290)	$9,265

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2008

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$—	$22,558	$445,866	$(5,390)	$463,034
Total operating expenses	—	—	53,703	375,128	(5,390)	423,441

Income (loss) from operations	—	—	(31,145)	70,738	—	39,593
Interest expense	—	—	(8,647)	(3,011)	—	(11,658)
Interest and other income (expense), net	—	—	15,100	(13,158)	—	1,942
Equity in net earnings of unconsolidated affiliates	20,521	20,521	54,768	—	(88,968)	6,842

Income from continuing operations before minority interest, income taxes and discontinued operations	20,521	20,521	30,076	54,569	(88,968)	36,719
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(13,859)	(13,859)

Income from continuing operations before income taxes and discontinued operations	20,521	20,521	30,076	54,569	(102,827)	22,860
Income tax expense	—	—	8,477	440	—	8,917

Income from continuing operations	20,521	20,521	21,599	54,129	(102,827)	13,943
Income (loss) from discontinued operations, net of taxes	—	—	(1,078)	7,656	—	6,578

Net income	$20,521	$20,521	$20,521	$61,785	$(102,827)	$20,521

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2007

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$—	$24,288	$497,247	$(6,017)	$515,518
Total operating expenses	—	—	36,917	439,535	(6,017)	470,435

Income (loss) from operations	—	—	(12,629)	57,712	—	45,083
Interest expense	—	—	(10,523)	(7,629)	—	(18,152)
Loss on early extinguishment of debt	—	—	(4,992)	(150)	—	(5,142)
Interest and other income (expense), net	—	—	21,906	(15,632)	—	6,274
Equity in net earnings of unconsolidated affiliates	10,619	10,619	28,860	—	(46,003)	4,095

Income from continuing operations before minority interest, income taxes and discontinued operations	10,619	10,619	22,622	34,301	(46,003)	32,158
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(9,481)	(9,481)

Income from continuing operations before income taxes and discontinued operations	10,619	10,619	22,622	34,301	(55,484)	22,677
Income tax expense	—	—	9,882	—	—	9,882

Income from continuing operations	10,619	10,619	12,740	34,301	(55,484)	12,795
Loss from discontinued operations, net of taxes	—	—	(2,121)	(55)	—	(2,176)

Net income	$10,619	$10,619	$10,619	$34,246	$(55,484)	$10,619

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2008

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$44,024	$(28,932)	$22,390	$37,482
Net cash (used in) provided by investing activities	—	(14,127)	43,051	—	28,924
Net cash provided by (used in) financing activities	—	(40,409)	(9,735)	(22,390)	(72,534)

(Decrease) increase in cash and cash equivalents	—	(10,512)	4,384	—	(6,128)
Consolidated cash and cash equivalents:
Beginning of period	—	80,044	63,850	—	143,893

End of period	$—	$69,532	$68,234	$—	$137,765

MEDCATH CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2007

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(15,253)	$59,151	$—	$43,898
Net cash provided by (used in) investing activities	(7,861)	24,677	(42,017)	7,861	(17,340)
Net cash provided by (used in) financing activities	7,861	(64,405)	(14,878)	(7,861)	(79,283)

Decrease in cash and cash equivalents	—	(54,981)	2,256	—	(52,725)
Consolidated cash and cash equivalents:
Beginning of year	—	177,972	16,403	—	194,375

End of year	$—	$122,991	$18,659	$—	$141,650

16. Subsequent Event
     During July 2008 the Company paid $2.5 million to acquire an additional three percent interest in the Heart Hospital of New Mexico.

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
Overview
     General. We are a healthcare provider focused primarily on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We also have partnerships with community hospital systems, and we manage the cardiovascular program of various hospitals operated by other parties. We have ownership interests in and operate nine hospitals, with a total of 616 licensed beds, of which 612 are staffed and available, and are located in predominately high growth markets in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. We are currently in the process of developing a new hospital in Kingman, Arizona. We expect this hospital to open in late 2009 or early 2010. This hospital is designed to accommodate a total of 106 licensed beds and will initially open with 70 licensed beds. We expanded our patient beds by 28 licensed beds at Arkansas Heart Hospital earlier this year and just completed a 60 bed addition at TexSan Heart Hospital in August 2008. We are expanding our licensed beds by 80 at Louisiana Medical Center Heart Hospital with remaining capacity for an additional 40 beds at that hospital. We are also expanding our Bakersfield Heart Hospital by 72 inpatient beds and 16 emergency department beds that will diversify the services offered by the hospital.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
Division	2008	2007	2008	2007
Hospital	92.7%	93.3%	92.6%	92.5%
MedCath Partners	6.9%	6.3%	7.0%	7.2%
Corporate and other	0.4%	0.4%	0.4%	0.3%

Net Revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended June 30,		Nine Months Ended June 30,
Payor	2008	2007	2008	2007
Medicare	38.7%	41.6%	38.7%	41.8%
Medicaid	5.0%	5.4%	4.7%	4.8%
Commercial and other, including self-pay	56.3%	53.0%	56.6%	53.4%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

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

Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Net revenue	$157,086	$178,492	$(21,406)	(12.0)%	100.0%	100.0%
Operating expenses:
Personnel expense	51,019	54,383	(3,364)	(6.2)%	32.5%	30.5%
Medical supplies expense	44,065	46,593	(2,528)	(5.4)%	28.1%	26.1%
Bad debt expense	10,235	14,585	(4,350)	(29.8)%	6.5%	8.2%
Other operating expenses	29,676	34,561	(4,885)	(14.1)%	18.9%	19.3%
Pre-opening expenses	149	—	149	100.0%	0.1%	—
Depreciation	7,517	8,038	(521)	(6.5)%	4.8%	4.5%
Amortization	149	126	23	18.3%	0.1%	0.1%
Loss on disposal of property, equipment and other assets	225	175	50	(28.6)%	0.1%	0.1%

Income from operations	14,051	20,031	(5,980)	(29.9)%	8.9%	11.2%
Other income (expenses):
Interest expense	(3,862)	(5,125)	1,263	24.6%	(2.5)%	(2.9)%
Interest and other income, net	285	1,749	(1,464)	(83.7)%	0.2%	1.0%
Equity in net earnings of unconsolidated affiliates	2,636	1,175	1,461	124.3%	1.7%	0.6%

Income from continuing operations before minority interest, income taxes and discontinued operations	13,110	17,830	(4,720)	(26.5)%	8.3%	9.9%
Minority interest share of earnings of consolidated subsidiaries	(4,293)	(4,006)	(287)	(7.2)%	(2.7)%	(2.2)%

Income from continuing operations before income taxes and discontinued operations	8,817	13,824	(5,007)	(36.2)%	5.6%	7.7%
Income tax expense	3,469	5,396	(1,927)	(35.7)%	2.2%	3.0%

Income from continuing operations	5,348	8,428	(3,080)	(36.5)%	3.4%	4.7%
Income from discontinued operations, net of taxes	6,424	837	5,587	667.5%	4.1%	0.5%

Net income	$11,772	$9,265	$2,507	27.1%	7.5%	5.2%

Harlingen Medical Center is treated as an unconsolidated equity investment for the three months ended June 30, 2008 whereas it was consolidated for the three months ended June 30, 2007. For comparison purposes, the selected operating data below are presented on an actual basis and on a same facility basis. Same facility basis reflects Harlingen Medical Center as though it was an equity investment for the three months ended June 30, 2007. The following table presents selected operating data on a consolidated basis and a same facility basis for the periods indicated:

	Three Months Ended June 30,
				2007 Same
	2008	2007	% Change	Facility	% Change
Selected Operating Data (a):
Number of hospitals	7	8		7
Licensed beds (b)	449	533		421
Staffed and available beds (c)	449	516		404
Admissions (d)	7,384	9,455	(21.9)%	7,759	(4.8)%
Adjusted admissions (e)	10,341	12,997	(20.4)%	10,238	1.0%
Patient days (f)	27,132	31,153	(12.9)%	26,397	2.8%
Adjusted patient days (g)	38,105	42,564	(10.5)%	34,827	9.4%
Average length of stay (days) (h)	3.67	3.29	11.6%	3.40	7.9%
Occupancy (i)	66.4%	66.3%		71.8%
Inpatient catheterization procedures (j)	3,961	4,738	(16.4)%	4,530	(12.6)%
Inpatient surgical procedures (k)	2,260	2,608	(13.3)%	2,126	6.3%
Hospital net revenue (in thousands except percentages)	$144,676	$166,349	(13.0)%	$147,670	(2.0)%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements. During the fourth quarter of fiscal 2007, Harlingen Medical Center ceased to be a consolidated subsidiary due to the sale of a portion of our equity interest in the hospital.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatients with a catheterization procedure represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
Net Revenue. Net revenue decreased 12.0% or $21.4 million to $157.1 million for the third quarter of fiscal 2008 from $178.5 million for the third quarter of fiscal 2007. During the third quarter of fiscal 2007 we consolidated Harlingen Medical Center. Harlingen Medical Center is treated as an unconsolidated equity investment for the third quarter of fiscal 2008. Net revenue on a same facility basis (comparing the Company’s third quarter of fiscal 2008 to the third quarter of fiscal 2007 excluding the actual results of Harlingen Medical Center), was as follows:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Net revenue	$157,086	$159,813	$(2,727)	(1.7)%	100.0%	100.0%
     On a consolidated same facility basis, net revenue decreased 1.7% in the third quarter of fiscal 2008 when compared to the third quarter of fiscal 2007. The decline is mainly driven by a reduction in admissions due to doctor group disruptions at two of our hospitals and a shift from inpatient to outpatient services as a result of certain of our payors requiring catheterization procedures to be performed on an outpatient basis. The shift is evidenced by an increase in same facility hospital adjusted admissions of 1.0% and an increase in adjusted patient days of 9.4% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Adjusted admissions and adjusted patient days are both measures which take into consideration inpatient and outpatient volume. The shift is also evidenced by a 12.6% decline in our inpatient catheterization procedures and a 4.8% decline in admissions, which represent the number of patients admitted for inpatient treatment, from the third quarter of fiscal 2007 to the third quarter of fiscal 2008.
     Our same facility net revenue was also impacted by higher uncompensated care discounts, which we refer to as charity care discounts, that are recorded as a reduction to gross revenue. The increase in uncompensated care discounts reflects an increase in the number of patients applying and qualifying for charity discounts. Charity care discounts were $4.2 million for the third quarter of fiscal 2008 compared to $1.1 million for the same period of the prior year.
     Personnel expense. Personnel expense decreased 6.2% to $51.0 million for the third quarter of fiscal 2008 from $54.4 million for the third quarter of fiscal 2007. Personnel expense on a same facility basis was as follows:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Personnel expense	$51,019	$47,655	$3,364	7.1%	32.5%	29.8%
     The $3.4 million increase in personnel expense on a same facility basis was primarily due to the increase in clinical labor to support the increase in adjusted admissions and annual merit adjustments offset by a reduction in contract labor expense at our hospitals. Our corporate division experienced a $0.7 million increase in stock based compensation in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, which was offset by a decrease in personnel expense related to bonuses.
     Medical supplies expense. Medical supplies expense decreased 5.4% to $44.1 million for the third quarter of fiscal 2008 from $46.6 million for the third quarter of fiscal 2007. On a same facility basis, medical supplies expense increased 1.9% as shown below:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		%of Net Revenue
	2008	2007	$	%	2008	2007
Medical supplies expense	$44,065	$43,252	813	1.9%	28.1%	27.1%
     The 1.9% increase in medical supplies expense on a same facility basis during the three months ended June 30, 2008 is a result of a 6.3% increase in our inpatient surgical procedures and a 54.4% increase in outpatient surgeries on a same facility basis as well as a 5.3% increase in drug eluting stents and a 7.1% increase in AICDS.
     Bad debt expense. Bad debt expense decreased 29.8% to $10.2 million for the third quarter of fiscal 2008 from $14.6 million for the third quarter of fiscal 2007. As a percentage of net revenue, bad debt expense decreased to 6.5% from 8.2% for the three months ended June 30, 2008 and 2007, respectively. Bad debt expense on a same facility basis was as follows:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Bad debt expense	$10,235	$10,593	(358)	(3.4)%	6.5%	6.6%
     The 3.4% decrease in bad debt expense on a same facility basis is attributable to the improvement of our cash collections for the third quarter of fiscal 2008 compared to the same quarter of fiscal 2007. In addition, we are identifying and qualifying more of our patients for charity care discounts, which results in an increase in deductions from gross revenue and an offsetting decrease in bad debt expense. Total bad debt plus charity care discounts was 9.3% of same facility net revenue excluding charity discounts for the third quarter of fiscal 2008 compared to 7.8% in the third quarter of fiscal 2007.
     Other operating expenses. Other operating expenses decreased 14.1% to $29.7 million for the three months ended June 30, 2008 from $34.6 million for the three months ended June 30, 2007. On a same facility basis, other operating expenses decreased 1.0% as follows:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		%of Net Revenue
	2008	2007	$	%	2008	2007
Other operating expense	$29,676	$29,972	(296)	(1.0)%	18.9%	18.8%
     Other operating expenses decreased slightly for the third quarter of fiscal 2008 compared to the same period of fiscal 2007. We experienced an increase in other operating expenses in our hospital division as a result of an increase in contract services due to the increase in adjusted admissions. We also experienced an increase in our Partners division as a result of increased legal fees related to arbitration over management services with one of our joint venture partners. These increases were offset by a decrease in our corporate division due to the reduction of the management bonus accrual for fiscal 2008.
     Interest expense. Interest expense decreased $1.2 million or 24.6% to $3.9 million for the third quarter of fiscal 2008 from $5.1 million for the third quarter of fiscal 2007. The $1.2 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt as we repurchased approximately $36.2 million of our senior notes and repaid $21.2 million of our REIT loan at one of our facilities during the first quarter of fiscal 2007.
     Interest and other income, net. Interest and other income, net, decreased to $0.3 million for the third quarter of fiscal 2008 from $1.7 million for the third quarter of fiscal 2007. The decrease in interest and other income is a direct result of the approximately $17.8 million decrease in our cash balance from June 30, 2007 to June 30, 2008 and a reduction in interest earned on cash balances. Our cash balance decreased approximately $44.4 million as a result of stock repurchases during the first two quarters of fiscal 2008.
     Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased approximately $1.5 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. For the third quarter of fiscal 2008 we reported Harlingen Medical Center as an equity investment and recorded our allocation of the hospital’s income for the third quarter in equity in net earnings of unconsolidated affiliates. Therefore, equity in net earnings of unconsolidated affiliates for the third quarter of fiscal 2008 includes the earnings at two hospitals in which we hold less than a 50% interest as opposed to only one hospital for the third quarter of fiscal 2007. The impact of these two hospitals during the third quarter of 2008 was approximately $0.7 million. The remaining increase is attributable to a $0.8 million increase in the MedCath Partners division as a result of new ventures.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries increased to $4.3 million for the third quarter of fiscal 2008 from $4.0 million for the third quarter of fiscal 2007. This $0.3 million increase was primarily due to the net increase in earnings of certain of our established hospitals and MedCath Partners’ ventures which were allocated to our minority partners on a pro rata basis. In addition, one of our hospitals in which we received a disproportionate share of income in the third quarter of fiscal 2007 now shares income on a pro-rata basis between us and the physician members. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
     Income tax expense. Income tax expense was $3.5 million for the third quarter of fiscal 2008 compared to $5.4 million for the third quarter of fiscal 2007, which represents an effective tax rate of approximately 39.3% and 39.0% for the respective periods.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital and the Heart Hospital of Lafayette for the third quarter of fiscal 2008 and fiscal 2007, respectively. Income from discontinued operations increased to $6.4 million, net of tax, for the third quarter of fiscal 2008 from $0.8 million, net of tax, for the third quarter of fiscal 2007. The increase is a result of the gain recognized on the sale of certain assets of Dayton Heart Hospital during the third quarter of fiscal 2008 offset by income tax and operating losses of Dayton Heart Hospital for the third quarter of fiscal 2008 prior to the sale.
Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 31, 2007
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		%of Net Revenue
	2008	2007	$	%	2008	2007
Net revenue	$463,034	$515,518	$(52,484)	(10.2)%	100.0%	100.0%
Operating expenses:
Personnel expense	151,522	162,301	(10,779)	(6.6)%	32.7%	31.5%
Medical supplies expense	126,791	137,847	(11,056)	(8.0)%	27.4%	26.7%
Bad debt expense	31,852	42,347	(10,495)	(24.8)%	6.9%	8.2%
Other operating expenses	89,240	101,919	(12,679)	(12.4)%	19.3%	19.8%
Pre-opening expenses	643	—	643	100.0%	0.1%	—
Depreciation	22,591	24,488	(1,897)	(7.7)%	4.9%	4.8%
Amortization	411	505	(94)	(18.6)%	0.1%	0.1%
Loss on disposal of property, equipment and other assets	391	1,028	(637)	62.0%	0.1%	0.2%

Income from operations	39,593	45,083	(5,490)	(12.2)%	8.5%	8.7%
Other income (expenses):
Interest expense	(11,658)	(18,152)	6,494	35.8%	(2.5)%	(3.5)%
Loss on early extinguishment of debt	—	(5,142)	5,142	100.0%	—	(1.0)%
Interest and other income, net	1,942	6,274	(4,332)	(69.0)%	0.4%	1.2%
Equity in net earnings of unconsolidated affiliates	6,842	4,095	2,747	67.1%	1.5%	0.8%

Income from continuing operations before minority interest, income taxes and discontinued operations	36,719	32,158	4,561	14.2%	7.9%	6.2%
Minority interest share of earnings of consolidated subsidiaries	(13,859)	(9,481)	(4,378)	(46.2)%	(3.0)%	(1.8)%

Income from continuing operations before income taxes and discontinued operations	22,860	22,677	183	0.8%	4.9%	4.4%
Income tax expense	8,917	9,882	(965)	(9.8)%	1.9%	1.9%

Income from continuing operations	13,943	12,795	1,148	9.0%	3.0%	2.5%
Income (loss) from discontinued operations, net of taxes	6,578	(2,176)	8,754	402.3%	1.4%	(0.4)%

Net income	$20,521	$10,619	$9,902	93.2%	4.4%	2.1%

Harlingen Medical Center is treated as an unconsolidated equity investment for the nine months ended June 30, 2008 whereas it was consolidated for the nine months ended June 30, 2007. For comparison purposes, the selected operating data below are presented onan actual basis and on a same facility basis. Same facility basis reflects Harlingen Medical Center as though it was an equity investment for the nine months ended June 30, 2008. The following table presents selected operating data on a consolidated basis and a same facility basis for the periods indicated:

	Nine Months Ended June 30,
				2007 Same
	2008	2007	% Change	Facility	% Change
Selected Operating Data (a):
Number of hospitals	7	8		7
Licensed beds ( b )	449	533		421
Staffed and available beds ( c )	449	516		404
Admissions ( d )	22,380	28,265	(20.8)%	22,779	(1.8)%
Adjusted admissions ( e )	30,979	38,708	(20.0)%	29,767	4.1%
Patient days ( f )	81,853	95,920	(14.7)%	80,304	1.9%
Adjusted patient days ( g )	113,790	130,585	(12.9)%	105,133	8.2%
Average length of stay (days) ( h )	3.66	3.39	8.0%	3.53	3.7%
Occupancy ( i )	66.5%	68.1%		72.8%
Inpatients with a catheterization procedure (j)	12,244	14,022	(12.7)%	13,396	(8.6)%
Inpatient surgical procedures (k)	6,332	7,518	(15.8)%	6,076	4.2%
Hospital net revenue (in thousands except percentages)	$426,300	$474,336	(10.1)%	$413,324	3.1%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements. During the fourth quarter of fiscal 2007, Harlingen Medical Center ceased to be a consolidated subsidiary due to the sale of a portion of our equity interest in the hospital.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatients with a catheterization procedure represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
Net Revenue. Net revenue decreased 10.2% or $52.5 million to $463.0 million for the nine months ended June 30, 2008 from $515.5 million for the nine months ended June 30, 2007. During the first nine months of 2007 we consolidated Harlingen Medical Center. Harlingen Medical Center is treated as an unconsolidated equity investment for the first nine months of fiscal 2008. Net revenue on a same facility basis (comparing the first nine months of fiscal 2008 to the first nine months of fiscal 2007 excluding the actual results of Harlingen Medical Center), was as follows:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		%of Net Revenue
	2008	2007	$	%	2008	2007
Net revenue	$463,034	$454,506	$8,528	1.9%	100.0%	100.0%
On a consolidated same facility basis, net revenue increased 1.9% from the first nine months of fiscal 2008 compared to the same period of fiscal 2007. Same facility hospital adjusted admissions increased 4.1% and adjusted patient days increased 8.2% in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The increase in adjusted admissions can be mainly attributed to growth in our outpatient services in certain markets, offset by a reduction in our inpatient volumes of certain of our hospitals. In addition, net revenue for the nine months ended June 30, 2007 was negatively impacted as a result of recording a $5.8 million reduction in net revenue for a portion of certain federal healthcare billings reimbursed in prior years.
     Personnel expense. Personnel expense decreased 6.6% to $151.5 million for the first nine months of fiscal 2008 from $162.3 million for the first nine months of fiscal 2007. Personnel expense on a same facility basis was as follows:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Personnel expense	$151,522	$142,766	$8,756	6.1%	32.7%	31.4%
          On a same facility basis, stock based compensation increased $1.6 million for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Stock based compensation is recorded as personnel expense upon the grant of stock options to our employees, directors and certain executives. Same facility personnel expense also increased as a result of an increase in adjusted admissions during the first nine months of fiscal 2008 compared to the same period for fiscal 2007.
          Medical supplies expense. Medical supplies expense decreased 8.0% to $126.8 million for the first nine months of fiscal 2008 from $137.8 million for the first nine months of fiscal 2007. On a same facility basis, medical supplies expense was as follows:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Medical supplies expense	$126,791	$128,578	$(1,787)	(1.4)%	27.4%	28.3%
          The $1.8 million or 1.4% decrease in medical supplies expense on a same facility basis during the nine months ended June 30, 2008 is a result of continued price reductions due to our supply chain initiatives and a decrease in higher cost procedures offset by a 4.1% increase in adjusted admissions on a same facility basis.
          Bad debt expense. Bad debt expense decreased 24.8% to $31.9 million for the first nine months of fiscal 2008 from $42.3 million for the first nine months of fiscal 2007. As a percentage of net revenue, bad debt expense decreased to 6.9% from 8.2% for the nine months ended June 30, 2008 and 2007, respectively. Bad debt expense on a same facility basis was as follows:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Bad debt expense	$31,852	$29,721	$2,131	7.2%	6.9%	6.5%
          The 7.2% increase in bad debt expense on a same facility basis is attributable to an increase in the patient’s portion of accounts due after insurance as a result of an increase in commercial payors for the first nine months of fiscal 2008 compared to the same period of fiscal 2007.
          Other operating expenses. Other operating expenses decreased 12.4% to $89.2 million for the nine months ended June 30, 2008 from $101.9 million for the nine months ended June 30, 2007. On a same facility basis, other operating expenses was as follows:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Other operating expense	$89,240	$88,700	$540	0.6%	19.3%	19.5%
          Other operating expenses were unfavorably impacted by an increase in contract services due to the growth in volume at several of our facilities as well as increased maintenance costs at our hospitals as our newer hospitals are now several years into operations.
          Interest expense. Interest expense decreased 35.8% to $11.7 million for the first nine months of fiscal 2008 from $18.2 million for the first nine months of fiscal 2007 or a decrease of 20.1% or $2.9 million on a same facility basis as shown below.

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Interest expense	$11,658	$14,597	$(2,939)	(20.1)%	2.5%	3.2%
During the first nine months of fiscal 2007 we repurchased approximately $36.2 million of our senior notes and repaid $21.2 million of our REIT loan at one of our facilities which has reduced interest expense on an annual basis.
          Loss on early extinguishment of debt. There was no loss for the early extinguishment of debt during the first nine months of fiscal 2008, as compared to an approximate $5.1 million loss on the early extinguishment of debt during the first nine months of fiscal 2007. During the first nine months of fiscal 2007, this loss consisted of a $3.5 million repurchase premium and the write off of approximately $1.0 million of deferred loan acquisition costs related to the prepayment of a portion of our senior notes. We also incurred $0.6 million in deferred loan acquisition costs in the first nine months of fiscal 2007 related to the prepayment of $39.9 million of our senior secured credit facility.
          Interest and other income, net. Interest and other income, net, decreased to $1.9 million for the first nine months of fiscal 2008 from $6.3 million for the first nine months of fiscal 2007. The decrease in interest and other income is a direct result of the approximately $17.8 million decrease in our cash balance from June 30, 2007 to June 30, 2008.
          Equity in net earnings of unconsolidated affiliates. Equity in net earnings of unconsolidated affiliates increased approximately $2.7 million for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. For the first nine months of fiscal 2008 we reported Harlingen Medical Center as an equity investment and recorded our allocation of the hospital’s income for the first nine months in equity in net earnings of unconsolidated affiliates. Therefore, equity in net earnings of unconsolidated affiliates for the first nine months of fiscal 2008 includes the earnings at two hospitals in which we hold less than a 50% interest as opposed to only one hospital for the first nine months of fiscal 2007. The remainder of equity in earnings of unconsolidated affiliates is attributable to earnings in various MedCath Partners diagnostic ventures in which we hold less than a 50% interest. The impact of reporting Harlingen Medical Center as an unconsolidated affiliate during the first nine months of 2008 was approximately $0.5 million. The remaining $2.7 million increase is attributable to a $1.4 million increase in the MedCath Partners division, a $0.4 million increase in the other unconsolidated hospital and a $0.4 million increase in other ventures.
          Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries increased to $13.9 million for the first nine months of fiscal 2008 from $9.5 million for the first nine months of fiscal 2007. This $4.4 million increase was primarily due to the net increase in earnings of certain of our established hospitals and MedCath Partners’ ventures which were allocated to our minority partners on a pro rata basis. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
          Income tax expense. Income tax expense was $8.9 million for the first nine months of fiscal 2008 compared to $9.9 million for the first nine months of fiscal 2007, which represents an effective tax rate of approximately 39.0% and 43.6% for the respective periods. Our tax rate for the first nine months of fiscal 2008 has been reduced as a result of the utilization of net operating loss carryforwards for some of our entities.
          Income (loss) from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital and the Heart Hospital of Lafayette for the first nine months of fiscal 2007 and fiscal 2008. Net income from discontinued operations was $6.6 million for the first nine months of fiscal 2008 compared to a loss of $2.2 million for the first nine months of fiscal 2007. In accordance with SFAS No. 144, the Company evaluated the carrying value of the long-lived assets related to Heart Hospital of Lafayette during the first nine months of fiscal 2007 and determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded in accordance with SFAS No. 144 during the first quarter of fiscal 2007. The $4.1 million impairment charge was offset by net income related to Dayton Heart Hospital for the first nine months of fiscal 2007. Income from discontinued operations, net of taxes, for the first nine months of fiscal 2008 includes the gain recorded as a result of the sale of certain assets of Dayton Heart Hospital offset by operating losses of Dayton Heart Hospital prior to the sale.
Liquidity and Capital Resources
          Working Capital and Cash Flow Activities. Our consolidated working capital was $78.7 million at June 30, 2008 and $179.0 million at September 30, 2007. Consolidated working capital decreased primarily as a result of our classification of our 9.875% senior notes as current as of June 30, 2008, as discussed within Obligations and Availability of Financing.
          The cash provided by continuing operations from operating activities was $36.3 million for the first nine months of fiscal 2008 compared to $45.7 million provided by operating activities for the first nine months of fiscal 2007. The decrease in cash provided by continuing operations is primarily a result of cash used from continuing operations during the first nine months of fiscal 2008 to pay income tax liabilities and accrued bonuses related to fiscal 2007 performance to our employees. We also paid a $5.8 million settlement to the United States Department of Justice in November 2007 as a result of an investigation of a clinical trial conducted at one of our hospitals.
          Our investing activities from continuing operations used net cash of $47.3 million for the first nine months of fiscal 2008 compared to net cash used of $17.0 million for the first nine months of fiscal 2007. The total cash used for capital expenditures increased by $20.0 million during the first nine months of 2008 compared to the first nine months of fiscal 2007 as a result of the expansion of several of our hospital facilities and the construction of a new acute care hospital in Kingman, Arizona. We also used approximately $9.5 million to acquire interests in ventures in the MedCath Partners division. This is offset by approximately $.6 million in cash received from the sale of a part of our interest in Harlingen Medical Center as well as $76.2 million in cash received as a result of the sale of our discontinued operations, the Heart Hospital of Lafayette and the Dayton Heart Hospital, during the first nine months of fiscal 2008.
          Our financing activities from continuing operations used net cash of $58.8 million for the first nine months of fiscal 2008 compared to net cash used of $78.4 million for the first nine months of fiscal 2007. The net cash used for financing activities for the first nine months of fiscal 2008 is primarily a result of the $44.4 million purchase of treasury shares and distributions to minority partners of $22.4 million.
          Capital Expenditures. Expenditures for property and equipment for the first nine months of fiscal years 2008 and 2007 were $43.6 million and $18.7 million, respectively. During the nine months ended June 30, 2008, we continued the development of our hospital in Kingman, Arizona and the expansion projects at two of our existing hospitals. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
          Obligations and Availability of Financing. At June 30, 2008, we had $150.7 million of outstanding debt, $106.8 million of which was classified as current. The senior notes payable are classified as current as of June 30, 2008 as it is our intent to repurchase all of the 9.875% senior notes due July 2012 within the next twelve months. Of the outstanding debt, $102.0 million was outstanding under our 9.875% senior notes and $48.2 million was outstanding to lenders to our hospitals. The remaining $0.5 million of debt was outstanding to lenders under capital leases and other miscellaneous indebtedness. No amounts were outstanding to lenders under our $100.0 million revolving credit facility at June 30, 2008. At the same date, however, we had letters of credit outstanding of $1.7 million, which reduced our availability under this facility to $98.3 million.
          During the nine months ended June 30, 2007, we sold approximately 1.7 million shares of common stock to the public. The $39.7 million in net proceeds from this offering were used to repurchase approximately $36.2 million of our outstanding senior notes and to pay approximately $3.5 million of associated premiums and expenses associated with the note repurchase.
          Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. The Company was in compliance with all covenants in the instruments governing its outstanding debt at June 30, 2008.
          At June 30, 2008, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
          We believe that internally generated cash flows and available borrowings under our senior secured credit facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
          Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of June 30, 2008 was $240.5 million.
          Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 6 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.
          Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 7.38% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at June 30, 2008 was 8.16%.
          We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.
          We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we typically sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of June 30, 2008 and September 30, 2007, we held $34.5 million and $33.0 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. There was no material change in our policy for managing risk related to variability in interest rates, commodity prices, other relevant market rates and prices during the third quarter of 2008. See Item 7A in the Company’s Annual Report on Form 10-K for further discussions about market risk.
Item 4. Controls and Procedures
          The President and Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
          No change in the Company’s internal control over financial reporting was made during the most recent fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. See Note 9 — Contingencies and Commitments to the consolidated financial statements.
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

          The Board of Directors approved a stock repurchase program of up to $59.0 million in August 2007, which was announced November 2007. Stock purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The repurchase program may be discontinued at any time. Subsequent to the approval of the stock repurchase program, the Company has purchased 1,885,461 shares of common stock at a total cost of $44.4 million, with a remaining $14.6 million available to be repurchased per the approved stock repurchase program. No shares were repurchased during the third quarter of fiscal year 2008.
          See Note 9 to our annual financial statements in our Annual Report on Form 10-K for the year ended September 30, 2007 for a description of restrictions on payments of dividends.
Item 6. Exhibits

Exhibit
No.	Description
10.1	Employment agreement dated June 23, 2008 by and between MedCath Corporation and Jeffrey L. Hinton (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 23, 2008

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION

Dated: August 11, 2008	By:	/s/ O. EDWIN FRENCH

O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JEFFREY L. HINTON

Jeffrey L. Hinton
Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY

Lora Ramsey
Vice President — Controller (principal accounting officer)