Form 10-K
period 2008-09-30
MEDCATH CORP
filed 2008-12-15
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-33009
MedCath Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2248952 (I.R.S. Employer Identification No.)

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

As of December 11, 2008 there were 19,598,693 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 31, 2008 was approximately $287.2 million (computed by reference to the closing sales price of such stock on the Nasdaq Global Market® on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on March 4, 2009 are incorporated by reference into Part III of this Report.

MEDCATH CORPORATION

FORM 10-K

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	28
Item 3.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	28

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	108
Item 9A.	Controls and Procedures	108
Item 9B.	Other Information	110

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	111
Item 11.	Executive Compensation	111
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock-holder Matters	111
Item 13.	Certain Relationships and Related Transactions, and Director Independence	111
Item 14.	Principal Accounting Fees and Services	111

PART IV
Item 15.	Exhibits, Financial Statements Schedules	111
SIGNATURES		116

Exhibit 12.0
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-12.0
Ex-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

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

Although these statements are made in good faith based upon assumptions our management believes are reasonable on the date they are made, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and the discussion of risk factors before making an investment decision with respect to our debt and equity securities.

Unless otherwise noted, the following references in this report will have the meanings below:

•	the terms the “Company,” “MedCath,” “we,” “us” and “our” refer to MedCath Corporation and its consolidated subsidiaries; and

•	references to fiscal years are to our fiscal years ending September 30. For example, “fiscal 2008” refers to our fiscal year ended September 30, 2008.

A copy of this report, including exhibits, is available on the internet site of the Securities and Exchange Commission at http://www.sec.gov or through our website at http://www.medcath.com.

ii

PART I

Item 1.	Business

Overview

We were incorporated in Delaware in 2001 as a healthcare provider and are focused primarily on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We opened our first hospital in 1996 and currently have ownership interests in and operate nine hospitals, including seven in which we own a majority interest. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a focus on cardiovascular care. Each of our hospitals has a 24-hour emergency room staffed by emergency department physicians. The hospitals in which we have ownership interests have a total of 676 licensed beds and are located in predominantly high growth markets in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. We are currently in the process of developing a new acute care hospital in Kingman, Arizona which we expect to open in late 2009 or early 2010. This hospital is designed to accommodate a total of 106 licensed beds and will initially open with 70 licensed beds. We expanded our patient beds by 28 licensed beds at Arkansas Heart Hospital earlier this year and just completed a 60 bed addition at TexSAn Heart Hospital (TexSAn) in August 2008. We are expanding our licensed beds by 80 at Louisiana Medical Center and Heart Hospital with remaining capacity for an additional 40 beds at that hospital. We expect this 79 licensed bed expansion to open in 2009. We also have plans to expand our Bakersfield Heart Hospital by 72 inpatient beds and 16 emergency department beds that will diversify the services offered by the hospital. The expansion is subject to the approval of California’s Office of Statewide Health Planning and Development (OSHPD).

In addition to our hospitals, we currently own and/or manage 20 cardiac diagnostic and therapeutic facilities. Eight of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining seven facilities are not located at hospitals and offer only diagnostic procedures. We refer to our diagnostics division as “MedCath Partners.” For financial data and other information of this and other segments of our business see Note 19 to our consolidated financial statements in Item 8 of this report for financial information by segment.

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

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act) and therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We maintain an Internet website at www.medcath.com that investors and interested parties can access and obtain copies, free-of-charge, of all reports, proxy and information statements and other information that the Company submits to the SEC as soon as reasonably practicable after we electronically submit such material to the SEC. This information includes copies of our proxy statements, annual reports on Form 10-K, quarterly reports on

Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

Our Strengths

Leading Local Market Positions in Growing Markets.  We believe all of our seven majority-owned hospitals that have been open for at least three years are ranked number one or two in the local market based on procedures performed in our core business diagnosis-related group (DRG), based on data reported by Solucient, a leading source of healthcare business information, based on 2007 Medicare Provider Analysis and Review (MedPar) data. Historically, 80% to 95% of patients treated in our hospitals reside in markets where the population of those 55 years and older, the primary recipients of cardiac care services, is anticipated to increase on average by 13.7%, from 2008 to 2012, versus the national average of 16.1%, according to U.S. census data.

Efficient Quality Care Delivery Model.  Our hospitals have innovative facility designs and operating characteristics that we believe enhance the quality of patient care and service and improve physician and staff productivity. The innovative characteristics of our hospital designs include:

•	fully-equipped patient rooms capable of providing the majority of services needed during a patient’s entire length of stay;

•	centrally located inpatient ancillary services that reduce the amount of transportation patients must endure; and

•	focus on resource allocation and care management through the use of protocols for more consistent and predictable outcomes and expenses.

We believe our care delivery model leads to a high level of patient satisfaction and quality care. We selected NRC Picker to administer our inpatient satisfaction surveys beginning January 1, 2006. We have performed well when compared to the NRC Picker Comparative Group. For the most recent available calendar year, 2007, our hospitals had an overall satisfaction rating of 82.7% compared to 59.6% for the NRC Picker Comparative Group. Our most recently reported overall satisfaction rating for the second quarter of 2008 has increased to 84.1% compared to 59.8% for the comparative group.

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

Established Relationships with Community Hospital Systems.  We have management and partnership arrangements with community hospital systems for cardiac diagnostic and therapeutic facilities, and in certain of our hospitals. We attribute our success in establishing relationships with community hospital systems to our proven ability to work effectively with physicians and deliver quality health care. As community hospital systems seek to enhance their networks for patient access and reputation for providing quality health care and physician relationships, we believe they will continue to seek alliances and partnerships with other entities in order to accomplish these goals. This partnership approach provides benefits to us in the form of further sharing of capital commitments and enhanced access to managed care relationships. Because of our experience in focused care, quality outcomes and partnering with physicians, we believe we offer expertise that differentiates us in the provider community.

Strong Management Team.  Our management team has extensive experience and relationships in the healthcare industry. Our president and chief executive officer, O. Edwin French, was appointed to this position in February 2006 and has over 40 years of experience in the healthcare industry, most recently serving as president of the Acute Care Hospital Division for Universal Health Services. On June 23, 2008 Jeffrey L. Hinton was named executive vice president and chief financial officer. Mr. Hinton has extensive and diverse financial leadership and experience in healthcare that we believe will be beneficial as we look to expand our services in existing and new markets.

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

Increase Patient Capacity and Expand Services at Existing Hospitals.  We intend to invest in our facilities to build out existing capacity and broaden the scope of services provided based on the needs of the communities we serve. We believe demand exists in certain of our existing markets to support the expansion of certain of our existing facilities. We believe capital investments to expand capacity in our existing facilities represents an attractive return on invested capital and enables us to better leverage our existing fixed asset base. We expect execution of this strategy will increase patient volume, improve operating efficiency and better utilize fixed operating costs while maintaining our quality of care.

Furthermore, to increase occupancy and utilization at our hospitals, we intend to expand the scope of procedures performed in certain of our facilities. While we continue to operate some of our facilities with a primary focus on serving the unique needs of patients suffering from cardiovascular disease, we believe we will be able to expand our quality of care service offerings and improve the performance of our facilities by utilizing our expertise in partnering with physicians and operating hospitals and by broadening our services to include other high acuity surgical and medical services.

Develop New Relationships with Physicians in Our Existing Markets.  We intend to develop new relationships with physicians to strengthen our competitive position in certain of our existing markets. We believe that our relationships with physicians who have a reputation for clinical excellence gives us important insights into the operation and management of our facilities and provides further motivation to provide quality, cost-effective healthcare. Further, as we strengthen our market position, we believe we will improve our ability to develop favorable managed care relationships with, and market the quality of our services to, the communities we serve. We believe this focus on the provision of quality healthcare will increase patient volume.

Pursue Growth Opportunities in New Markets with Physicians and Community Hospital Systems.  We will pursue growth opportunities in new markets by partnering with physicians and community hospital systems. These opportunities are expected to continue our historic focus on providing inpatient and outpatient cardiovascular care while also broadening our services to include other high acuity surgical and medical services. Community hospital systems often have limited access to the resources needed to invest in certain services, including cardiology. We believe that as a result of these limitations, our record of success in providing quality cardiovascular care, partnering with physicians and community hospital systems, and providing capital resources interests many other physicians and community hospital systems in partnering with us to provide cardiovascular care services and/or other surgical and medical services. We announced plans to develop a 106 licensed bed general acute care hospital in Kingman, Arizona, which we expect to initially open with 70 licensed beds in late 2009 or early 2010.

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

Our Hospitals

We currently have ownership interests in and operate nine hospitals and have one hospital under development. The following table identifies key characteristics of these hospitals.

		MedCath		Licensed		Cath	Operating
Hospital	Location	Ownership	Opening Date	Beds		Labs	Rooms

Arkansas Heart Hospital	Little Rock, AR	70.3%	March 1997	112		6	3
Arizona Heart Hospital	Phoenix, AZ	70.6%	June 1998	59		3	4
Heart Hospital of Austin	Austin, TX	70.9%	January 1999	58		6	4
Bakersfield Heart Hospital(3)	Bakersfield, CA	53.3%	October 1999	47		4	3
Heart Hospital of New Mexico	Albuquerque, NM	75.0%	October 1999	55		4	3
Avera Heart Hospital of South Dakota(1)	Sioux Falls, SD	33.3%	March 2001	55		3	3
Harlingen Medical Center(1)	Harlingen, TX	35.6%	October 2002	112		2	10
Louisiana Medical Center and Heart Hospital(2)	St. Tammany Parish, LA	89.2%	February 2003	58		3	4
Texsan Heart Hospital	San Antonio, TX	69.0%	January 2004	120		4	4
Hualapai Mountain Medical Center(4)	Kingman, AZ	79.2%	Fiscal 2009/2010	70	(5)	2	4

(1)	Avera Heart Hospital of South Dakota and Harlingen Medical Center are the only hospitals in which we do not have a majority ownership interest as of September 30, 2008. We use the equity method of accounting for these hospitals, which means that we include in our consolidated statements of income only a percentage of the hospitals’ reported net income (loss) for each reporting period. Harlingen Medical Center was consolidated prior to July 2007 and is included in the consolidated statements of income for the year ended September 30, 2006 and for the first three quarters of fiscal 2007 as a consolidated hospital.

(2)	We are currently expanding Louisiana Medical Center and Heart Hospital by 79 licensed general acute care beds with additional capacity for 40 licensed beds. After expansion, the hospital will contain capacity for 177 private rooms.

(3)	We have plans to expand Bakersfield Heart Hospital by 72 licensed inpatient beds and 16 licensed emergency department beds. After expansion, the hospital will contain capacity for 119 beds. The expansion is subject to approval by California’s OSHPD.

(4)	This hospital is under development and is expected to initially open with 70 licensed beds in late 2009 or early 2010.

(5)	Hualapai Mountain Medical Center is designed to accommodate 106 licensed inpatient beds, but will initially open with 70 licensed beds.

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

Diagnostic and Therapeutic Facilities

We have participated in the development of or have acquired interests in, and provide management services to, facilities where physicians diagnose and treat cardiovascular disease and manage hospital-based cardiac catheterization laboratories. We also own and operate mobile cardiac catheterization laboratories serving hospital networks and maintain a number of mobile and modular cardiac catheterization laboratories that we lease on a short-term basis. These diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories are equipped to allow the physicians using them to employ a range of diagnostic and treatment options for patients suffering from cardiovascular disease.

Managed Diagnostic and Therapeutic Facilities.  Currently we own and/or manage the operations of 20 cardiac diagnostic and therapeutic facilities. The following table provides information about these facilities.

				MedCath	Termination
				Management	or Next
		MedCath		Commencement	Renewal
Facility/Entity	Location	Ownership		Date(3)	Date

Joint Ventures:
Greensboro Heart Center, LLC	Greensboro, NC	51%		2001	July 2031
Center for Cardiac Sleep Medicine, LLC(1)	Lacombe, LA	51%		2004	Dec. 2013
Blue Ridge Cardiology Services, LLC(1)	Morganton, NC	50%		2004	Dec. 2014
Central New Jersey Heart Services, LLC(1)	Trenton, NJ	15%		2007	Mar 2017
Coastal Carolina Heart, LLC(1)	Wilmington, NC	9%		2007	July 2010
Southwest Arizona Heart and Vascular, LLC(1)	Yuma, AZ	27%		2008	Dec 2068
Tri-County Heart Services	Edison, NJ	33%		2008	Jan 2018
Wilmington Heart Services, LLC(1)	Wilmington, DE	15%		2007	July 2017

Managed Ventures:
Cardiac Testing Centers, PA	Springfield, NJ	100	%(2)	1992	Dec. 2008
Sun City Cardiac Center, Inc.(1)	Sun City, AZ	60	%(2)	1992	Oct. 2032
Heart Institute of Northern Arizona, LLC(1)	Kingman, AZ	100	%(2)	1994	Sept 2009
Falmouth Hospital(1)	Falmouth, MA	100	%(2)	2002	May 2009
Johnston Memorial Hospital	Smithfield, NC	100	%(2)	2002	Sept 2009
Watauga Medical Center(1)	Boone, NC	100	%(2)	2003	June 2009
Margaret R. Pardee Memorial Hospital(1)	Hendersonville, NC	100	%(2)	2004	Mar 2009
Duke Health Raleigh Hospital(1)	Raleigh, NC	100	%(2)	2006	Dec. 2012
Caldwell Cardiology Services	Lenoir, NC	100	%(2)	2006	Mar. 2012
Southern Virginia Regional Medical Center(1)	Emporia, VA	100	%(2)	2006	Mar 2009

Professional Services Agreements:
Greater Philadelphia Cardiology Assoc., Inc.	Philadelphia, PA	100	%(2)	2002	June 2012
VNC Sleep(1)	Annandale, VA	100	%(2)	2004	Sept. 2009

(1)	Our management agreement with each of these facilities includes an option for us to extend the initial term at increments ranging from one to 10 years, through an aggregate of up to an additional 40 years for some of the facilities.

(2)	The ownership interest refers to our ownership in the entities that have entered into, and provided services to, the facilities under a management services agreement or professional service agreement with us.

(3)	Calendar year.

Except when the requirements of applicable law require us to modify our services, our management services generally include providing all non-physician personnel required to deliver patient care and the administrative, management and support functions required in the operation of the facility. The physicians who supervise or perform diagnostic and therapeutic procedures at these facilities have complete control over the delivery of cardiovascular healthcare services. The management agreements for each of these centers generally have an extended initial term and several renewal options ranging from one to 10 years each. The physicians and hospitals with which we have contracts to operate these centers may terminate the agreements under certain circumstances. We may terminate most of these agreements for cause or upon the occurrence of specified material adverse changes in the business of the facilities. We intend to develop with hospitals and physician groups, or acquire contracts to manage, additional diagnostic and therapeutic facilities in the future.

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

Percutaneous cardiac intervention, including the following:

•	Atherectomy: a technique using a cutting device to remove plaque from an artery. This technique can be used for coronary and non-coronary arteries.

•	Angioplasty: a method of treating narrowing of a vessel using a balloon catheter to dilate the narrowed vessel. If the procedure is performed on a coronary vessel, it is commonly referred to as a percutaneous transluminal coronary angioplasty, or PTCA.

•	Percutaneous balloon angioplasty: the insertion of one or more balloons across a stenotic heart valve.

•	Stent: a small expandable wire tube, usually stainless steel, with a self-expanding mesh introduced into an artery. It is used to prevent lumen closure or restenosis. Stents can be placed in coronary arteries as well as renal, aortic and other peripheral arteries. A drug-eluting stent is coated with a drug that is intended to prevent the stent from reclogging with scar tissue after a procedure.

•	Brachytherapy: a radiation therapy using implants of radioactive material placed inside a coronary stent with restenosis.

Electrophysiology study:  a diagnostic study of the electrical system of the heart. Procedures include the following:

•	Cardiac ablation: removal of a part, pathway or function of the heart by surgery, chemical destruction, electrocautery or radio frequency.

•	Pacemaker implant: an electrical device that can substitute for a defective natural pacemaker and control the beating of the heart by a series of rhythmic electrical discharges.

•	Automatic Internal Cardiac Defibrillator: cardioverter implanted in patients at high risk for sudden death from ventricular arrhythmias.

•	Cardiac assist devices: a mechanical device placed inside of a person’s chest where it helps the heart pump oxygen rich blood throughout the body.

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

Employees

As of September 30, 2008, we employed 3,147 persons, including 2,311 full-time and 836 part-time employees. None of our employees is a party to a collective bargaining agreement and we consider our relationships with our employees to be good. There currently is a nationwide shortage of nurses and other medical support personnel, which makes recruiting and retaining these employees difficult. We believe we offer our employees competitive wages and benefits and offer a professional work environment that we believe helps us recruit and retain the staff we need to operate our hospitals and other facilities.

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

Competition

In executing our business strategy, we compete primarily with other cardiovascular care providers, principally for-profit and not-for-profit general acute care hospitals. We also compete with other companies pursuing strategies similar to ours, and with not-for-profit general acute care hospitals that may elect to develop a hospital. In most of our markets we compete for market share of cardiovascular procedures with two to three hospitals. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Some of our competitors are larger and are more established than we are and, have greater geographic coverage, offer a wider range of services or have more capital or other resources than we do. If our competitors are able to finance capital improvements, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in market share. In operating our hospitals, particularly in performing outpatient procedures, we compete with free-standing diagnostic and therapeutic facilities located in the same markets.

Reimbursement

Medicare.  Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Under the Medicare program, we are paid for certain inpatient and outpatient services performed by our hospitals and also for services provided at our diagnostic and therapeutic facilities.

Medicare payments for inpatient acute services are generally made pursuant to a prospective payment system (PPS). Under this system, hospitals are paid a prospectively determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, such payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located.

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

On August 22, 2007, CMS issued its final inpatient hospital prospective payment system rule for fiscal year 2008, which began October 1, 2007. The final rule continues major DRG reforms designed to improve the accuracy of hospital payments. As introduced in the fiscal year 2007 final rule, CMS will continue to use hospital costs rather than charges to set payment rates. For fiscal year 2008, hospitals were paid based upon a blend of 1/3 charge-based weights and 2/3 hospital cost-based weights for DRGs. Additionally, CMS adopted its proposal to restructure the current 538 DRGs to 745 MS-DRGs (severity-adjusted DRGs) to better recognize severity of patient illness. These MS-DRGs are being phased in over a two-year period.

CMS published the inpatient prospective payment system rule (IPPS) for 2009 on August 19, 2008. In addition to provisions which relate to inpatient PPS payments, the 2009 IPPS final rule also contained provisions related to the Emergency Medical Treatment and Active Labor Act (EMTALA) and the Stark Law, which will be discussed under the applicable EMTALA and Stark sections of this document. CMS also expanded the list of codes of hospital-acquired conditions for which CMS will not pay as secondary diagnoses unless the condition was present on admission. Due to the late enactment of the Medicare Improvements for Patient and Providers Act (MIPPA), CMS was unable to publish final rates in the 2009 IPPS final rule.

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

Medicaid.  Medicaid is a health insurance program for low-income individuals, which is funded jointly by the federal and individual state governments and administered locally by each state. Most state Medicaid payments for hospitals are made under a prospective payment system or under programs that negotiate payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. States periodically consider significantly reducing Medicaid funding, while at the same time in some cases expanding Medicaid benefits. This could adversely affect future levels of Medicaid payments received by our hospitals. We are unable to predict what impact, if any, future Medicaid managed care systems might have on our operations.

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

Licensure and Certification

Licensure and Accreditation.  Our hospitals are subject to state and local licensing requirements. In order to verify compliance with these requirements, our hospitals are subject to periodic inspection by state and local authorities. All of our majority-owned hospitals are licensed as general acute care hospitals under applicable state law. In addition, our hospitals are accredited by The Joint Commission, a nationwide commission which establishes standards relating to physical plant, administration, quality of patient care and operation of hospital medical staffs.

Certification.  In order to participate in the Medicare and Medicaid programs, each provider must meet applicable regulations of the HHS and similar state entities relating to, among other things, the type of facility, equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. As part of such participation requirements and effective October 1, 2007, all physician-owned hospitals are required to provide written notice to patients that the hospital is physician-owned. Additionally, as part of a patient safety measure, all Medicare-participating hospitals must provide written notice to patients if a doctor is not present in the hospital 24 hours per day, 7 days a week. All our hospitals and our freestanding diagnostic and therapeutic facilities are certified to participate or are enrolled in the Medicare and Medicaid programs. Changes to the enrollment and billing requirements for independent diagnostic testing facilities (IDTFs) that were included in the 2009 Medicare Physician Fee Schedule final rule (the 2009 MPFS final rule) may require that mobile cardiac catheterization laboratories we own and operate be enrolled in Medicare as effective January 1, 2009 and we are currently preparing to comply with this requirement. In addition, the 2009 MPFS final rule requires that with the exception of mobile entities providing services “under arrangement” with hospitals, that mobile entities providing diagnostic services must bill directly to Medicare. This change may require restructuring of some of our current mobile cardiac catheterization laboratory arrangements.

Emergency Medical Treatment and Active Labor Act.  The Emergency Medical Treatment and Active Labor Act impose requirements as to the care that must be provided to anyone who seeks care at facilities providing emergency medical services. In addition, CMS has issued final regulations clarifying those areas within a hospital system that must provide emergency treatment, procedures to meet on-call requirements, as well as other requirements under EMTALA. CMS clarified the requirements related to the availability of on call physicians and obligations of recipient hospitals with specialized capabilities in the 2009 IPPS Final Rule. Sanctions for failing to fulfill these requirements include exclusion from participation in the Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A hospital that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our emergency care practices are in compliance with the law and applicable regulations, we cannot assure you that governmental officials responsible for enforcing the law or others will not assert that we are in violation of these laws nor what obligations may be imposed by regulations to be issued in the future.

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

Corporate Practice of Medicine and Fee-Splitting.  Some states have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit physician ownership in health care facilities or otherwise restrict direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties, and rescission of the business arrangements. These laws vary from state to state, are often vague, and in most states have seldom been interpreted by the courts or regulatory agencies. We have attempted to structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot assure you that governmental officials charged with responsibility for enforcing these laws will not assert that we, or the transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

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

We have a variety of financial relationships with physicians who refer patients to our hospitals and our other facilities. Physicians own interests in each of our hospitals and some of our cardiac catheterization laboratories. Physicians may also own MedCath Corporation common stock. We also have contracts with physicians providing for a variety of financial arrangements, including leases, management agreements, independent contractor agreements, right of first refusal agreements, medical director and professional service agreements. Although we believe that our arrangements with physicians have been structured to comply with the current law and available interpretations, some of our arrangements do not expressly meet the requirements for safe harbor protection. We cannot assure you that regulatory authorities will not determine that these arrangements violate the anti-kickback statute or other applicable laws. Also, most of the states in which we operate have adopted anti-kickback laws, some of which apply more broadly to all payors, not just to federal health care programs. Many of these state laws do not have safe harbor regulations comparable to the federal anti-kickback law and have only rarely been interpreted by the courts or other government agencies. If our arrangements were found to violate any of these anti-kickback laws we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid, or other governmental healthcare programs.

Physician Self-Referral Law.  Section 1877 of the Social Security Act, commonly known as the Stark Law, prohibits physicians from referring Medicare and Medicaid patients for certain designated health services to entities in which they or any of their immediate family members have a direct or indirect ownership or compensation arrangement unless an exception applies. The initial Stark Law applied only to referrals of clinical laboratory services. The statute was expanded in Stark II to apply to ten additional “designated health services,” including inpatient and outpatient hospital services, and some radiology services. Sanctions for violating the Stark Law include civil monetary penalties, including up to $15,000 for each improper claim and $100,000 for any circumvention scheme, and exclusion from the Medicare or Medicaid programs. There are various ownership and compensation arrangement exceptions to the self-referral prohibition, including an exception for a physician’s ownership in an entire hospital — as opposed to an ownership interest in a hospital department — if the physician is authorized to perform services at the hospital. This exception is commonly referred to as the “whole hospital exception.” There is also an exception for ownership of publicly traded securities in a company that has stockholder equity exceeding $75 million at the end of its most recent fiscal year or on average during the three previous fiscal years, as long as the physician acquired the securities on terms generally available to the public and the securities are traded on one of the major exchanges. Additionally, there is an exception for certain indirect ownership and compensation arrangements. Exceptions are also provided for many of the customary financial arrangements between physicians and providers, including employment contracts, personal service arrangements, isolated financial transactions, payments by physicians, leases, and recruitment agreements, as long as these arrangements meet certain conditions.

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

The Deficit Reduction Act of 2005 (DRA) required the Secretary of HHS to develop a plan addressing several issues concerning physician investment in specialty hospitals. In August 2006, HHS submitted its required final report to Congress addressing: (1) proportionality of investment return; (2) bona fide investment; (3) annual disclosure of investment; (4) provision of care to Medicaid beneficiaries; (5) charity care; and (6) appropriate enforcement. The report reaffirms HHS’ intention to implement reforms to increase Medicare payment accuracy in the hospital inpatient prospective and ambulatory surgical center payment systems. HHS also has implemented certain “gainsharing” demonstrations are required by the DRA and other value-based payment approaches designed to align physician and hospital incentives while achieving measurable improvements in quality to care. In addition, HHS now requires transparency in hospital financial arrangements with physicians. Currently, all hospitals are required to provide HHS information concerning physician investment and compensation arrangements that potentially implicate the physician self-referral statute, and to disclose to patients whether they have physician investors. Hospitals that do not comply in a timely manner with this new disclosure requirement may face civil penalties of $10,000 per day that they are in violation. HHS also announced its position that non-proportional returns on investments and non-bona fide investments may violate the physician self-referral statute and are suspect under the anti-kickback statute. Other components of the plan include providing further guidance concerning what is expected of hospitals that do not have emergency departments under EMTALA and changes in the Medicare enrollment form to identify specialty hospitals. Issuance of the strategic plan coincided with the sunset of a DRA provision suspending enrollment of new specialty hospitals into the Medicare program.

In July 2007 as part of proposed revisions to the Medicare physician fee scheduled for fiscal year 2008, CMS proposed certain additional changes to the Stark Law. In particular, the proposed rule would revise the Stark Law exception for space and equipment rentals. In instances where a physician leases space or equipment to an entity who accepts patients referred by that physician, the CMS proposal would no longer allow unit-of-service or “per click” payments for such leases. Additionally, the proposed rule would no longer treat “under arrangements” between hospitals and physician-owned entities as compensation instead of ownership relationships. CMS finalized these proposed changes to the Stark Law in the 2009 IPPS final rule published on August 19. 2008. These changes are effective October 1, 2009. Specifically, the 2009 IPPS final rule limits the ability of hospitals to enter into under arrangements with physicians and physician-owned entities and thus, physician-owned joint venture entities deemed to be “performing DHS” will have to comply with one of the more limited Stark Law “ownership” exceptions, rather than the previously acceptable Stark Law “compensation” exceptions. In addition, the 2009 IPPS final rule finalized the prohibition on per unit compensation in space and equipment lease transactions. We will be restructuring any of our space and equipment lease transactions that include per unit or per use compensation prior to October 1, 2009 and we are currently evaluating the impact of these changes on our arrangements with community hospitals.

There have been few enforcement actions taken and relatively few cases interpreting the Stark Law to date, although one case struck down an aspect of the Stark regulations relating to the Stark Law’s applicability to certain types of services. As a result, there is little indication as to how courts will interpret and apply the Stark Law; however, enforcement is expected to increase. We believe we have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and the Stark regulations. In particular, we believe that our physician ownership arrangements meet the whole hospital exception. In addition, we expect to meet the exception for publicly traded securities or indirect compensation arrangements, as appropriate. The freestanding diagnostic and other facilities that we own do not furnish any designated health services as defined under the Stark Law, and thus referrals to them are not subject to the Stark Law’s prohibitions. Similarly, our consulting and management services to physician group practices are not subject to the Stark Law’s prohibitions.

Possible amendments to the Stark Law, including any modification or revocation of the whole hospital exception upon which we rely in establishing many of our relationships with physicians, could require us to change or adversely impact the manner in which we establish relationships with physicians to develop and operate a facility, as well as our other business relationships such as joint ventures and physician practice management arrangements. We note that legislation has been introduced in Congress recently and in the past seeking to limit or restrict the whole hospital exception. There can be no assurance that future legislation will not seek to modify, limit, restrict, or revoke the whole hospital exception. There also can be no assurance the CMS will not promulgate additional regulations under the Stark Law that may change or adversely impact our arrangements with referring physicians.

Moreover, as noted above, states in which we operate also have physician self-referral laws, which may prohibit certain physician referrals or require certain disclosures. Some of these state laws would apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure and may have broader prohibitions than the Stark Law or more limited exceptions. While there is little precedent for the interpretation or enforcement of these state laws, we believe we have structured our financial relationships with physicians and others to comply with applicable state laws. In addition, existing state self-referral laws may be amended. We cannot predict whether new state self-referral laws or amendments to existing laws will be enacted or, once enacted, their effect on us, and we have not researched pending legislation in all the states in which our hospitals are located.

Civil Monetary Penalties.  The Social Security Act contains provisions imposing civil monetary penalties for various fraudulent and/or abusive practices, including, among others, hospitals which knowingly make payments to a physician as an inducement to reduce or limit medically necessary care or services provided to Medicare or Medicaid beneficiaries. In July 1999, the OIG issued a Special Advisory Bulletin on gainsharing arrangements. The bulletin warns that clinical joint ventures between hospitals and physicians may implicate these provisions as well as the anti-kickback statute, and specifically refers to specialty hospitals, which are marketed to physicians in a position to refer patients to the hospital, and structured to take advantage of the whole hospital exception. Hospitals specializing in heart, orthopedic, and maternity care are mentioned, and the bulletin states that these hospitals may induce investor-physicians to reduce services to patients through participation in profits generated by cost savings, in violation of a civil monetary penalty provision. Despite this initial broad interpretation of this civil monetary penalty law, since 2005 the OIG has issued nine advisory opinions which declined to sanction a particular gainsharing arrangement under this civil monetary penalty provision, or the anti-kickback statute, because of the specific circumstances and safeguards built into the arrangement. We believe that the ownership distributions paid to physicians by our hospitals do not constitute payments made to physicians under gainsharing arrangements. We cannot assure you, however, that government officials will agree with our interpretation of applicable law.

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

Finally, the Administrative Simplification Subtitle of HIPAA and related privacy and security regulations also require healthcare entities engaged in clinical research to maintain the privacy of patient identifiable medical information. See “— Privacy and Security Requirements.” We have implemented policies in an attempt to comply with these rules as they apply to clinical research, including procedures to obtain all required patient authorizations. However, there is little or no guidance available as to how these rules will be enforced.

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

HHS has also adopted final regulations containing privacy standards as required by HIPAA. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. We have taken measures to comply with the final privacy regulations, but since there is little guidance about how these regulations will be enforced by the government, we cannot predict whether the government will agree that our healthcare facilities are in compliance.

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

Our policy is to require our officers and all employees to participate in compliance training programs. The board of directors has established a compliance committee, which oversees implementation of the compliance program.

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

In July 2007 as part of proposed revisions to the Medicare physician fee scheduled for fiscal year 2008, CMS proposed certain additional changes to the Stark Law. In particular, the proposed rule would revise the Stark Law exception for space and equipment rentals. In instances where a physician leases space or equipment to an entity who accepts patients referred by that physician, the CMS proposal would no longer allow unit-of-service or “per click” payments for such leases. Additionally, the proposed rule would no longer treat “under arrangements” between hospitals and physician-owned entities as compensation instead of ownership relationships. Specifically, the proposal would revise the definition of “entity” under the Stark Law to include not only the entity billing for the service but also the entity that has performed the designated health service CMS finalized these proposed changes to the Stark Law in the 2009 IPPS final rule published on August 19, 2008. These changes are effective October 1, 2009. Specifically, the 2009 IPPS final rule limits the ability of hospitals to enter into under arrangements with physicians and physician-owned entities and thus, physician-owned joint venture entities deemed to be “performing Designated Health Services (DHS)” will have to comply with one of the more limited Stark Law “ownership” exceptions, rather than the previously acceptable Stark Law “compensation” exceptions. In addition, the 2009 IPPS final rule finalized the prohibition on per unit compensation in space and equipment lease transactions. We will be restructuring any of our space and equipment lease transactions that include per unit or per use compensation prior to October 1, 2009 and we are currently evaluating the impact of these changes on our arrangements with community hospitals. The arrangements between MedCath Partners and certain community hospitals could be materially and adversely affected if we are unable to successfully execute such a restructuring.

Possible amendments to the Stark Law, including any modification or revocation of the whole hospital exception upon which we rely in establishing many of our relationships with physicians, could require us to change or adversely impact the manner in which we establish relationships with physicians to develop and operate a facility, as well as our other business relationships such as joint ventures and physician practice management arrangements. We note that legislation has been introduced in Congress recently and in the past seeking to limit or restrict the whole hospital exception. There can be no assurance that future legislation will not seek to modify, limit, restrict, or revoke the whole hospital exception. There also can be no assurance the CMS will not promulgate additional regulations under the Stark Law that may change or adversely impact our arrangements with referring physicians.

Reductions or changes in reimbursement from government or third-party payors could adversely impact our operating results.

Historically, Congress and some state legislatures have, from time to time, proposed significant changes in the healthcare system. Many of these changes have resulted in limitations on, and in some cases, significant reductions in the levels of, payments to healthcare providers for services under many government reimbursement programs. Recent budget proposals, if enacted in their current form, would freeze and/or reduce reimbursement for inpatient and outpatient hospital services. The Medicare hospital inpatient prospective payment system is evaluated on an annual basis. On August 22, 2007, CMS issued its final inpatient hospital prospective payment system rule for fiscal year 2008, which begins October 1, 2007. The final rule continues major DRG reforms designed to improve the accuracy of hospital payments. As introduced in the fiscal year 2007 final rule, CMS will continue to use hospital costs rather than charges to set payment rates. For fiscal year 2008, hospitals will be paid based upon a blend of 1/3 charge-based weights and 2/3 hospital cost-based weights for DRGs. Additionally, CMS adopted its proposal to restructure the current 538 DRGs to 745 MS-DRGs (severity-adjusted DRGs) to better recognize severity of patient illness. These MS-DRGs will be phased in over a two-year period. Effective fiscal year 2009, CMS has identified eight conditions that will not be paid at a higher rate unless they were present on admission, including three serious preventable events deemed “never events.” CMS published the inpatient prospective payment system rule for 2009 on August 19, 2008. Due to the late enactment of the Medicare Improvements for Patient and Providers Act (MIPPA), CMS did not publish the final wage indices and payment rates for the 2009 IPPS final rule until October 2008.

During the fiscal years ended September 30, 2008 and 2007, we derived 43.1% and 45.9%, respectively, of our net revenue from the Medicare and Medicaid programs. Changes in laws or regulations governing the Medicare and Medicaid programs or changes in the manner in which government agencies interpret them could materially and adversely affect our operating results or financial position.

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

In October 2007, we reached an agreement with the DOJ and the United States Attorneys’ Office in Phoenix, Arizona regarding clinical trials at the Arizona Heart Hospital, one of the nine hospitals in which we own an interest. The settlement concerns Medicare claims submitted between June 1998 and October 2002 for physician services involving the implantation of certain endoluminal graft devices (utilized to treat aneurysms) that had not received final marketing approval from the FDA, and allegedly were either implanted without an approved investigational device exception (IDE) or were implanted outside of the approved IDE protocol. The DOJ allegations did not involve patient care and related solely to whether the procedures were properly reimbursable by Medicare. The parties reached a settlement of the allegations to avoid the delay, uncertainty, inconvenience, and expense of protracted litigation. Further, the hospital denies engagement in any wrongdoing or illegal conduct, and the settlement agreement does not contain any admission of liability. As disclosed in previous filings, the hospital agreed to pay approximately $5.8 million to settle and obtain a release from any civil or administrative monetary claims related to the DOJ’s investigation. Additionally, the hospital has entered into a five-year corporate integrity agreement with the OIG under which the hospital will continue to maintain its existing corporate compliance program and which relates to clinical trials conducted at the hospital. The $5.8 million was paid to the United States in November 2007.

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

Our growth strategy depends on our ability to identify attractive markets in which to expand existing facilities and establish new business ventures. We may have difficulty in identifying potential markets that satisfy our criteria for expansion or developing a new facility or for entering into other business arrangements. Identifying physician and community hospital partners and negotiating and implementing the terms of an agreement with them can be a lengthy and complex process. As a result, we may not be able to develop new business ventures at the rate we currently anticipate. Our growth strategy also involves the expansion of several of our hospitals. The success of these expansions is dependant on increased regional support in each respective market. If the market conditions in these regions deteriorate, these expansion costs may not be recoverable.

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

Growth of self-pay patients and a deterioration in the collectability of these accounts could adversely affect our results of operations.

We have experienced growth in our self-pay patients, which includes situations in which each patient is responsible for the entire bill, as well as cases where deductibles are due from insured patients after insurance pays. We may have greater amounts of uninsured receivables in the future and if the collectability of those uninsured receivables deteriorates, increases in our allowance for doubtful accounts may be required, which could materially adversely impact our operating results and financial condition.

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

At each of our hospitals, our business could be adversely affected if a significant number of key physicians or a group of physicians:

•	terminated their relationship with, or reduced their use of, our facilities,

•	failed to maintain the quality of care provided or to otherwise adhere to the legal professional standards or the legal requirements to obtain privileges at our hospitals or other facilities,

•	suffered any damage to their reputation,

•	exited the market entirely, or

•	experienced financial issues within their medical practice or other major changes in its composition or leadership.

Based upon our management’s general knowledge of the operations of our hospitals, we believe that, consistent with most hospitals in our industry, a significant portion of the patient admissions at most of our hospitals are attributable to approximately 10% of the total number of physicians on the hospital’s medical staff. Historically, the medical staff at each hospital ranges from approximately 160 to 400 physicians depending upon the size of the hospital and the number of practicing physicians in the market. If we fail to maintain our relationships with the physicians in this group at a particular hospital, many of whom are investors in our hospitals, the revenues of that hospital would be reduced. None of the physicians practicing at our hospitals has a legal commitment, or any other obligation or arrangement that requires the physician to refer patients to any of our hospitals or other facilities.

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

Historically, we have employed between approximately 100 and 265 nurses at each of our hospitals and between one and 10 at each of our diagnostic and therapeutic facilities. When we need to hire a replacement member of our nursing staff, it can several weeks to recruit for the position. We estimate the cost of recruiting and training a replacement nurse to range from $63,000 to $77,000.

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

We have established a reserve for malpractice claims based on actuarial estimates using our historical experience with malpractice claims and assumptions about future events. Due to the considerable variability that is inherent in such estimates, including such factors as changes in medical costs and changes in actual experience, there is a reasonable possibility that the recorded estimates will change by a material amount in the near term. Also, there can be no assurance that the ultimate liability we experience under our self-insured retention for medical malpractice claims will not exceed our estimates. It is also possible that such claims could exceed the scope of coverage, or that coverage could be denied.

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

California state law may impact our operations.

As noted, Bakersfield Heart Hospital is one of the nine hospitals in which we have an ownership interest. The hospital is located in Bakersfield, California and is subject to recent California legislation. Originally enacted in 2006 and amended effective January 1, 2008, California hospitals licensed as general acute care hospitals are subject to certain hospital fair pricing provisions. Each such hospital must have written policies for charity care and discount payment policies, clearly stated eligibility criteria and procedures for these policies, a description of the review process, and written policies for debt collection practices and procedures. On January 1, 2008 and at least every other year thereafter, hospitals are required to submit this information to the state which then makes this information available to the public. Failure to comply with these provisions may result in suspension or termination of a hospital’s license and is subject to a $100 per day penalty for failure to submit require information to the state.

Additionally, effective January 1, 2009, California licensed general acute hospitals are subject to increased administrative penalties associated with survey deficiencies impacting the health or safety of a patient. Deficiencies constituting immediate jeopardy to the health or safety of a patient are subject to graduated penalties of up to a maximum $100,000 per violation (up from a maximum of $25,000 per violation). Deficiencies not constituting immediate jeopardy to the health or safety of a patient are subject to penalties up to a maximum of $25,000 per violation (up from a maximum of $17,500 per violation).

Additionally, hospitals are required to prevent the unlawful or unauthorized access, use, or disclosure of a patient’s medical information. Penalties for violation of this provisions are up to $25,000 per patient, and a maximum of $17,500 for each subsequent access, use, or disclosure of the patient’s medical information.

We believe we are or will be in compliance with this new California provisions, but there can be no assurance that applicable regulatory agencies or individuals may challenge that assertion.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located in Charlotte, North Carolina in approximately 32,580 square feet of leased commercial office space.

Each of the ventures we have formed to develop a hospital owns the land and buildings of the hospital, with the exception of the land underlying the Heart Hospital of Austin and the land and building at Harlingen Medical Center, which are leased. Each hospital has pledged its interest in the land and hospital building to secure the long-term debt incurred to develop the hospital, and substantially all the equipment located at these hospitals is pledged as collateral to secure long-term debt. Each entity formed to own and operate a diagnostic and therapeutic facility leases its facility.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market® under the symbol “MDTH.” At December 11, 2008, there were 19,598,693 shares of common stock outstanding, the sale price of our common stock per share was $9.32, and there were 42 holders of record. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq Global Market®:

Year Ended September 30, 2008	High	Low

First Quarter	$29.98	$21.40
Second Quarter	27.00	18.02
Third Quarter	23.07	16.09
Fourth Quarter	22.69	16.97

Year Ended September 30, 2007	High	Low

First Quarter	$31.10	$22.75
Second Quarter	31.09	25.62
Third Quarter	34.61	27.41
Fourth Quarter	34.29	23.95

We have not declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock for the foreseeable future. The terms of our credit agreements and the indenture governing our senior notes also restrict our ability to pay and the amount of any cash dividends or other distributions to our stockholders. Under the terms of our credit agreement, we may only pay dividends if there is no default or event of default and we are in compliance with the restricted payment covenant and the financial ratio covenant after giving effect to the dividend. See Note 9 to our consolidated financial statements contained elsewhere in this report. We anticipate that we will retain all earnings, if any, to develop and expand our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Payment of dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition and operating results.

During August 2007, our board of directors approved a stock repurchase program of up to $59.0 million. The purchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The extent to which we repurchase common shares and the timing of such repurchases will depend upon stock price, general economic and market conditions and other corporate considerations. The repurchase program may be discontinued at any time. Subsequent to the approval of the stock repurchase program, the Company has repurchased 1,885,461 shares of common stock at a total cost of $44.4 million, with a remaining $14.6 million available to be repurchased under the approved stock repurchase program.

No shares were repurchased during the fourth quarter of fiscal 2008.

The following graph illustrates, for the period from September 30, 2003 through September 30, 2008, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the NASDAQ Composite Stock Index and (3) the S&P Health Care Facilities Index.

The comparisons in this table are required by the rules of the Securities and Exchange Commission and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MedCath Corporation, The NASDAQ Composite Index
And The S&P Health Care Facilities Index

*	$100 invested on 9/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

The selected consolidated financial data have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, appearing elsewhere in this report.

The following table sets forth our selected consolidated financial data as of and for the years ended September 30, 2008, 2007, 2006, 2005 and 2004.

	Year Ended September 30,
	2008	2007	2006	2005	2004

Consolidated Statement of Operations Data:
(in thousands, except per share data)
Net revenue	$613,955	$660,603	$644,417	$605,323	$549,399
Impairment of long-lived assets and goodwill	$—	$—	$458	$2,662	$6,425
Income from continuing operations before minority interest, income taxes and discontinued operations	$40,383	$41,071	$21,478	$18,295	$6,844
Income (loss) from continuing operations	$14,320	$15,251	$3,858	$2,693	$(1,730)
Income (loss) from discontinued operations	$6,670	$(3,724)	$8,718	$6,098	$(1,893)
Net income (loss)	$20,990	$11,527	$12,576	$8,791	$(3,623)
Earnings (loss) from continuing operations per share, basic	$0.72	$0.73	$0.21	$0.15	$(0.10)
Earnings (loss) from continuing operations per share, diluted	$0.71	$0.71	$0.20	$0.14	$(0.10)
Earnings (loss) per share, basic	$1.05	$0.56	$0.67	$0.48	$(0.20)
Earnings (loss) per share, diluted	$1.04	$0.54	$0.64	$0.45	$(0.20)
Weighted average number of shares, basic(a)	19,996	20,872	18,656	18,286	17,984
Weighted average number of shares, diluted(a)	20,069	21,511	19,555	19,470	17,984

Balance Sheet and Cash Flow Data:
(in thousands)
Total assets	$653,456	$678,567	$785,849	$763,205	$754,236
Total long-term obligations	$121,989	$148,484	$286,928	$297,526	$358,977
Net cash provided by operating activities	$52,008	$58,225	$65,634	$61,247	$62,546
Net cash provided by (used in) investing activities	$(5,805)	$(28,591)	$10,064	$22,802	$(65,430)
Net cash used in financing activities	$(78,028)	$(80,116)	$(22,165)	$(12,645)	$(19,434)

Selected Operating Data (consolidated)(b):
Number of hospitals	7	7	8	8	8
Licensed beds(c)	509	421	533	533	533
Staffed and available beds(d)	464	404	516	499	469
Admissions(e)	29,360	35,373	37,901	36,274	34,147
Adjusted admissions(f)	40,971	48,306	49,622	47,234	42,956
Patient days(g)	107,353	120,556	124,358	126,240	118,691
Adjusted patient days(h)	150,559	164,131	162,813	163,420	148,907
Average length of stay(i)	3.66	3.41	3.28	3.48	3.48
Occupancy(j)	63.4%	81.8%	66.0%	69.3%	69.3%
Inpatient catheterization procedures(k)	15,979	17,925	19,072	18,595	17,438
Inpatient surgical procedures(l)	8,383	9,481	9,973	9,936	9,057
Hospital net revenue	$565,787	$607,551	$586,941	$549,313	$490,631

(a)	See Note 14 to the consolidated financial statements included elsewhere in this report.

(b)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which were accounted for using the equity method or as discontinued operations in our consolidated financial statements. During the fourth quarter of fiscal 2007, Harlingen Medical Center ceased to be a consolidated subsidiary due to the sale of a portion of the hospital.

(c)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(d)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(e)	Admissions represent the number of patients admitted for inpatient treatment.

(f)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(g)	Patient days represent the total number of days of care provided to inpatients.

(h)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(i)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(j)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(k)	Inpatients with a catheterization procedure represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(l)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a healthcare provider focused primarily on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We also have partnerships with community hospital systems, and we manage the cardiovascular program of various hospitals operated by other parties. We opened our first hospital in 1996 and currently have ownership interests in and operate nine hospitals, including seven in which we own a majority interest. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a focus on cardiovascular care. Each of our hospitals has a twenty-four hour emergency room staffed by emergency department physicians. The hospitals in which we have ownership interests have a total of 676 licensed beds and are located predominately in high growth markets in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. We are currently in the process of developing a new hospital in Kingman, Arizona. We expect this hospital to open in late 2009 or early 2010. This hospital is designed to accommodate a total of 106 licensed beds and will initially open with 70 licensed beds. We expanded our patient beds by 28 licensed beds at Arkansas Heart Hospital earlier this year and just completed a 60 bed addition at TexSAn Heart Hospital in August 2008. We are expanding our licensed beds by 79 at Louisiana Medical Center and Heart Hospital with remaining capacity for an additional 40 beds at that hospital. This expansion is expected to open in 2009. We also have plans to expand our Bakersfield Heart Hospital by 72 inpatient beds and 16 emergency department beds that will diversify the services offered by the hospital.

In addition to our hospitals, we currently own and/or manage 15 cardiac diagnostic and therapeutic facilities. Eight of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining seven facilities are not located at hospitals and offer only diagnostic procedures.

We believe our facilities provide superior clinical outcomes, which, together with our ability to provide management capabilities and capital resources, positions us to expand upon our relationships with physicians and community hospitals to increase our presence in existing and new markets.

Basis of Consolidation.  We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control, and are not the primary beneficiary. Accordingly, for all periods presented, one of the hospitals in which we hold a minority interest, Avera Heart Hospital of South Dakota, is excluded from the net revenue and operating results of our consolidated company and our consolidated hospital division. During the fourth quarter of fiscal 2007, we sold a portion of our equity interest in Harlingen Medical Center; therefore, beginning in July 2007, we began excluding this hospital from net revenue and operating results of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are excluded from the net revenue and operating results of our consolidated company and our consolidated MedCath Partners division. Our minority interest in the results of operations for the periods discussed for these entities is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of income in accordance with the equity method of accounting.

We sold our equity interests in Tucson Heart Hospital in 2006 and we sold our equity interests in Heart Hospital of Lafayette and the net assets of Dayton Heart Hospital in 2008. Accordingly, for all periods presented, the results of operations for these hospitals have been excluded from continuing operations and are reported in income (loss) from discontinued operations, net of taxes.

Same Facility Hospitals.  Our policy is to include, on a same facility basis, only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division for the fiscal year ended September 30, 2007, we exclude the results of operations of Harlingen Medical Center, which, during the fourth quarter of fiscal 2007 and the entire fiscal 2008, ceased to be a consolidated subsidiary due to the sale of a portion of the hospital.

Revenue Sources by Division.  The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Year Ended September 30,
Division	2008	2007	2006

Hospital	92.6%	92.3%	91.6%
MedCath Partners	7.0%	7.3%	8.0%
Corporate and other	0.4%	0.4%	0.4%

Net Revenue	100.0%	100.0%	100.0%

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

	Year Ended September 30,
Payor	2008	2007	2006

Medicare	38.7%	41.3%	44.1%
Medicaid	4.4%	4.6%	5.0%
Commercial and other, including self-pay	56.9%	54.1%	50.9%

Total consolidated net revenue	100.0%	100.0%	100.0%

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

General and Professional Liability Risk.  For the past three fiscal years we carried a one-year claims-made policy providing coverage for medical malpractice claim amounts of retained liability per claim, subject to an additional amounts of retained liability per claim and an aggregate for claims reported if deemed necessary. In June 2008, we entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim.

Because of our self-insured retention levels, we are required to recognize an estimated expense/ liability for the amount of our retained liability applicable to each malpractice claim. As of September 30, 2008 and September 30, 2007, the total estimated liability for our self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $4.6 million and $4.1 million, respectively, which is included in other accrued liabilities on our consolidated balance sheets. We maintain this reserve based on actuarial estimates prepared by an independent third party, who bases the estimates on our historical experience with claims and assumptions about future events.

In addition to reserves for medical malpractice, we also maintain reserves for our self-insured workman’s compensation, healthcare and dental coverage. As of September 30, 2008 and September 30, 2007, our total estimated reserve for self-insured liabilities on employee health and dental claims was $3.2 million, which is included in current liabilities in our consolidated balance sheets. We maintain this reserve based on our historical experience with claims. We maintained commercial stop loss coverage for our health and dental insurance program of $150,000 per plan participant through June 30, 2008, at which time the commercial stop loss coverage per plan participant increased $25,000 to $175,000.

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

For the years ended September 30, 2008, 2007 and 2006, we analyzed goodwill for impairment. The results of our analysis indicated that our goodwill was not impaired and no additional impairment was required in fiscal 2008, 2007 or 2006 for our continuing operations. The goodwill calculation for fiscal 2008 excluded Dayton Heart Hospital, which is reported as a discontinued operation. A separate goodwill impairment test related to this hospital was performed and $4.6 million of goodwill was allocated to this hospital and was written off as part of the net gain on the sale of the hospital during the third quarter of fiscal 2008. The goodwill calculation for fiscal 2007 excluded Heart Hospital of Lafayette, which is reported as a discontinued operation. A separate goodwill impairment test related to this hospital was performed and it was determined that goodwill impairment for this hospital did exist. Accordingly, we recorded an impairment charge of approximately $2.8 million during the first quarter of fiscal 2007. The impairment charge is included as a component of income (loss) from discontinued operations in the statement of operations for the fiscal year ended September 30, 2007.

During the year ended September 30, 2008 the Company purchased additional equity interests in the Heart Hospital of New Mexico and TexSAn Heart Hospital resulting in an increase to goodwill of $1.3 million and $0.7 million, respectively.

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

During the year ended September 30, 2006, the operating performance of one of our facilities, Heart Hospital of Lafayette, was significantly below expectations. Following the consideration of the performance of the hospital as well as other strategic alternatives for the hospital, we decided to seek to dispose of the Heart Hospital of Lafayette. Accordingly, the hospital is classified as a discontinued operation in the accompanying financial statements. We evaluated the carrying value of our interest in the hospital at September 30, 2006, to ensure it was equal to or greater than the fair market value to determine whether or not impairment existed. Based upon this evaluation it was determined that our investment in Heart Hospital of Lafayette was not impaired and recorded no impairment charge for the year ended September 30, 2006 related to this asset. During the year ended September 30, 2007 our impairment evaluation resulted in total impairment charges of $4.8 million, which are included in income (loss) from discontinued operations, net of taxes. During the first quarter of fiscal 2008, we completed the disposition of Heart Hospital of Lafayette.

Also during the year ended September 30, 2006, we discontinued the implementation of certain nurse staffing software and as a result, a $0.5 million impairment charge was recognized to write-off the costs incurred to date on such software.

Earnings Allocated to Minority Interests.  Earnings allocated to minority interests represent the allocation of profits and losses to minority owners in our consolidated subsidiaries. Because our hospitals are owned as joint ventures, each hospital’s earnings and losses are generally allocated for accounting purposes to us and our physician and community hospital partners on a pro-rata basis in accordance with the respective ownership percentages in the hospital. If, however, the cumulative net losses of a hospital exceed its initial capitalization and committed capital obligations of our partners, then we are required, in accordance with accounting principles generally accepted in the United States of America, to recognize a disproportionately higher share, up to 100%, of the hospital’s losses, instead of the smaller pro-rata share of the losses that normally would be allocated to us based upon our percentage ownership. The disproportionate allocation to us of a hospital’s losses would reduce our consolidated net income in that reporting period. When the same hospital has earnings in a subsequent period, a disproportionately higher share, up to 100%, of the hospital’s earnings will be allocated to us to the extent we have previously recognized a disproportionate share of that hospital’s losses. The disproportionate allocation to us of a hospital’s earnings would increase our consolidated net income in that reporting period.

The determination of disproportionate losses to be allocated is based on the specific terms of each hospital’s operating agreement, including each partner’s contributed capital, obligation to contribute additional capital to provide working capital loans, or to guarantee the outstanding obligations of the hospital. During each of our fiscal years 2008, 2007 and 2006, our disproportionate recognition of earnings and losses in our hospitals had a net positive/(negative) impact of $0.6 million, $(0.2) million, and $(2.0) million, respectively, on our reported income from continuing operations before income taxes and discontinued operations.

We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profits of our hospitals. As of September 30, 2008, we have no cumulative disproportionate loss allocations. We could also be required to recognize disproportionate losses at our other hospitals not currently in a disproportionate allocation position depending on their results of operations in future periods.

Accounting for Gains on Capital Transactions of Subsidiary.  A gain on the issuance of units in one of our subsidiaries, Harlingen Medical Center, LLC (HMC), is reflected in our consolidated balance sheets for fiscal 2007 as a component of stockholders’ equity, in accordance with the provisions of Staff Accounting Bulletin Topic 5H (SAB Topic 5H). The gain resulted from the difference between the carrying amount of our investment in HMC prior to the issuance of units and our equity investment immediately following the issuance of units. We determined that recognition of the gain as a component of equity was appropriate since HMC has historically experienced net operating losses and due to uncertainty surrounding future transactions that may involve further dilution of our equity interest in HMC. Future issuances of units to third parties will further dilute our ownership percentage and may give rise to additional gains or losses based on the offering price in comparison to the carrying value of our investment.

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

The Company adopted SFAS No. 123-R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the years ended September 30, 2008, 2007 and 2006 reflect the impact of SFAS No. 123-R.

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

As required under SFAS No. 123-R in calculating the share-based compensation expense for the years ended September 30, 2008, 2007 and 2006 the fair value of each option grant was estimated on the date of grant. The Company used the Black-Scholes option pricing model with the range of weighted-average assumptions used for option grants noted in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and has been determined based on an annual analysis of historical and expected exercise and cancellation behavior. The risk-free interest rate is based on the US Treasury yield curve in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

Results of Operations

Fiscal Year 2008 Compared to Fiscal Year 2007

Statement of Operations Data.  The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,
					% of Net
			Increase/Decrease		Revenue
	2008	2007	$	%	2008	2007

Net revenue	$613,955	$660,603	$(46,648)	(7.1)%	100.0%	100.0%
Operating expenses:
Personnel expense	201,685	209,501	(7,816)	(3.7)%	32.9%	31.7%
Medical supplies expense	170,801	176,615	(5,814)	(3.3)%	27.8%	26.7%
Bad debt expense	43,691	51,360	(7,669)	(14.9)%	7.1%	7.8%
Other operating expenses	121,174	129,770	(8,596)	(6.6)%	19.8%	19.7%
Pre-opening expenses	786	555	231	41.6%	0.1%	0.1%
Depreciation	30,261	31,236	(975)	(3.1)%	4.9%	4.7%
Amortization	560	631	(71)	(11.3)%	0.1%	0.1%
Loss on disposal of property, equipment and other assets	248	1,447	(1,199)	82.9%	0.1%	0.2%

Income from operations	44,749	59,488	(14,739)	(24.8)%	7.2%	9.0%
Other income (expenses):
Interest expense	(14,300)	(22,068)	7,768	35.2%	(2.3)%	(3.3)%
Loss on early extinguishment of debt	—	(9,931)	9,931	100.0%	—	(1.5)%
Interest and other income, net	2,043	7,843	(5,800)	(74.0)%	0.3%	1.1%
Equity in net earnings of unconsolidated affiliates	7,891	5,739	2,152	37.5%	1.3%	0.9%

Income from continuing operations before minority interest, income taxes and discontinued operations	40,383	41,071	(688)	(1.7)%	6.5%	6.2%
Minority interest share of earnings of consolidated subsidiaries	(15,476)	(13,917)	(1,559)	(11.2)%	(2.5)%	(2.1)%

Income from continuing operations before income taxes and discontinued operations	24,907	27,154	(2,247)	(8.3)%	4.0%	4.1%
Income tax expense	10,587	11,903	(1,316)	(11.1)%	1.7%	1.8%

Income from continuing operations	14,320	15,251	(931)	(6.1)%	2.3%	2.3%
Income (loss) from discontinued operations, net of taxes	6,670	(3,724)	10,394	279.1%	1.1%	(0.6)%

Net income	$20,990	$11,527	$9,463	82.1%	3.4%	1.7%

During the fourth quarter of fiscal 2007, we completed a recapitalization of Harlingen Medical Center. As part of the recapitalization, our ownership in Harlingen Medical Center was reduced from a majority ownership of 51.0% to a minority ownership of 35.6%. Due to this change in ownership, we began accounting for Harlingen Medical Center as an equity investment at the beginning of the fiscal quarter ended September 30, 2007 as opposed to including Harlingen Medical Center in our consolidated results of operations. As such, our fiscal year 2008 and our fourth quarter of fiscal 2007 consolidated results exclude the financials results of Harlingen Medical Center. The following management discussion and analysis focuses on same facility results of operations and, therefore, excludes Harlingen Medical Center from the results of both fiscal 2008 and fiscal 2007 when appropriate.

Net revenue.  Net revenue decreased 7.1% to $614.0 million for our fiscal year ended September 30, 2008 from $660.6 million for our fiscal year ended September 30, 2007. Of this $46.6 million decrease in net revenue, our hospitals generated a $41.4 million decrease, our MedCath Partners division generated a $5.4 million decrease, our cardiology consulting and management operations generated a $0.3 million increase, and our corporate and other division generated a $0.1 million decrease.

On a same facility basis our hospital net revenue increased $14.4 million, or 2.4% from the prior fiscal year.

We have experienced a shift in inpatient to outpatient procedures during fiscal 2008. On a same facility basis our admissions were down 1.8% for the 2008 fiscal year compared to the 2007 fiscal year, however our adjusted admissions, which take into consideration outpatient visits, increased 3.8% as a result of the shift from inpatient to outpatient procedures. Outpatient net revenue increased from 24.9% of total same facility hospital net revenue for fiscal 2007 to 30.8% for fiscal 2008. During fiscal 2008 we experienced an increase in net revenues of 66% and 67% from outpatient drug-eluting stents and bare metal stents, respectively, when compared to fiscal 2007. Net revenue from inpatient drug-eluting stents and bare metal stents were down 4.8% and 6.9%, respectively, on a same facility basis in fiscal 2008 compared to fiscal 2007.

Our net revenue has been negatively impacted by an overall increase in deductions for uncompensated care. We commonly refer to these deductions as charity care. Charity care was $14.4 million for fiscal 2008 compared to $4.9 million for fiscal 2007. Charity care is recorded for patients that meet certain federal poverty guidelines. The number of patients that qualified for charity care increased during fiscal 2008 compared to fiscal 2007.

During fiscal 2007, we recognized net negative contractual adjustments to our net revenue of $0.7 million related to the filing of our 2006 Medicare cost reports as well as other Medicare and Medicaid settlement adjustments. Further, the fiscal year ended September 30, 2007 was negatively impacted as a result of recording a $5.8 million reduction in net revenue for a portion of certain federal healthcare billings reimbursed in prior years. See Note 12 — Contingencies and Commitments of our consolidated financial statements. In contrast, we recognized negative contractual adjustments to our net revenue of $2.0 million during fiscal 2008 related to our Medicare cost reports and other Medicare and Medicaid settlement adjustments for prior fiscal periods.

Personnel expense.  Personnel expense decreased 3.7% to $201.7 million for fiscal 2008 from $209.5 million for fiscal 2007. As a percentage of net revenue, personnel expense increased to 32.9% from 31.7% for the comparable periods.

On a same facility basis, personnel expense increased to 32.9% of net revenue for the fiscal year ended September 30, 2008 from 31.7% for the fiscal year ended September 30, 2007. This increase is mainly due to cost of living wage adjustments made during the first quarter of fiscal 2008 and an increase in labor costs due to the continued demand for nurses and other technicians in several of our markets.

On October 1, 2005, we adopted SFAS No. 123-R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Using this methodology and since all options are immediately vested, we recognized share-based compensation of $5.0 million and $4.3 million for the fiscal year ended September 2008 and 2007, respectively.

Medical supplies expense.  Medical supplies expense decreased 3.3% to $170.8 million for fiscal 2008 from $176.6 million for fiscal 2007.

Medical supplies expense on a same facility basis decreased to 27.8% of net revenue for the fiscal year ending September 30, 2008 compared to 27.9% for fiscal year ending September 30, 2007. Medical supplies expense as a percentage of adjusted admission has remained flat on a same facility basis year over year.

Bad debt expense.  Bad debt expense decreased 14.9% to $43.7 million for fiscal 2008 from $51.4 million for fiscal 2007. Same facility bad debt expense increased 12.8% to $43.7 million for fiscal 2008 compared to $38.7 million for fiscal 2007. Same facility bad debt expense also increased to 7.1% of net revenue for the fiscal year ending September 30, 2008 compared to 6.5% for the fiscal year ended September 30, 2007 due to a decrease in payments and write-offs as a percentage of patient billings. We have experienced an unfavorable trend regarding the collection of the portion of the amount due from patients after insurance and a decrease in the number of patients that qualify for Medicaid.

Other operating expenses.  Other operating expenses decreased 6.6% to $121.2 million for fiscal 2008 from $129.8 million for fiscal 2007. Same facility other operating expenses increased 4.0% to $121.2 million for fiscal 2008 compared to $116.6 million for fiscal 2007. We continue to see an increase in contract services due to the growth in volume at several of our facilities as well as increased maintenance costs at our hospitals as machinery warranties have expired at several of our facilities.

Pre-opening expenses.  We incurred approximately $0.8 million and $0.6 million in pre-opening expenses during fiscal 2008 and 2007. Pre-opening expenses represent costs specifically related to projects under development, primarily new hospitals. As of September 30, 2008 and 2007, we have one hospital under development, Hualapai Medical Center in Kingman, Arizona. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.

Depreciation.  Depreciation decreased 3.1% to $30.3 million for the fiscal year ended September 30, 2008 as compared to $31.2 million for the fiscal year ended September 30, 2007.

On a same facility basis, depreciation increased 10.5% to $30.3 million for fiscal 2008 compared to $27.4 million for fiscal 2007. The depreciation increase is a result of the expansion and the investment in support software at several of our facilities.

Loss (gain) on disposal of property, equipment and other assets.  We incurred a loss on the disposal of property, equipment and other assets of $1.5 million in fiscal 2007 compared to a loss of $0.2 million in fiscal 2008. The 2007 loss was higher as a result of assets that were disposed and replaced with improved technology to ensure the highest state of the art care for our patients. The loss for fiscal 2008 is also due to the replacement of aged assets offset by a $0.2 gain on the sale of equipment by one of our managed ventures.

Interest expense.  Interest expense decreased 35.2% to $14.3 million for fiscal 2008 compared to $22.1 million for fiscal 2007. This $7.8 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt as we repurchased approximately $36.2 million of our senior notes, repaid $21.2 million of our REIT loan at one of our facilities, repaid $11.1 million of our equipment loan at another of our facilities, and repaid $39.9 million of our senior secured credit facility during the fiscal year ended September 30, 2007.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt for fiscal 2007 was $9.9 million for fiscal 2007. During the fiscal year ended September 30, 2007, this loss consisted of a $3.5 million repurchase premium and the write off of approximately $1.0 million of deferred loan acquisition costs related to the prepayment of a portion of our senior notes in December 2006. We also wrote off $0.5 million in deferred loan acquisition costs during fiscal 2007 related to the prepayment of $39.9 million of our senior secured credit facility. Further, upon early repayment of $11.1 million of our equipment loan at one of our facilities, we expensed approximately $0.2 million of deferred loan acquisition costs, and as part of the Harlingen Medical Center recapitalization transaction, we incurred a $3.5 million repurchase premium and expensed approximately $1.2 million of deferred loan acquisition costs. There was no loss on early extinguishment of debt for fiscal 2008.

Interest and other income, net.  Interest and other income, net decreased 74.0% to $2.0 million for fiscal 2008 compared to $7.8 million for fiscal 2007. The decrease is a result of the decrease in cash and the decrease in interest earned on cash balances during fiscal 2008.

Equity in net earnings of unconsolidated affiliates.  Equity in net earnings of unconsolidated affiliates increased to $7.9 million in fiscal 2008 from $5.7 million in fiscal 2007. The increase is attributable to growth in earnings for our unconsolidated affiliates related to our Hospital Division of $0.7 million and an increase in earnings for several new ventures in our MedCath Partners division. Equity in net earnings of unconsolidated affiliates related to our MedCath Partners division was $0.3 million for fiscal 2007 compared to $2.2 million for fiscal 2008.

Minority interest share of earnings of consolidated subsidiaries.  Minority interest share of earnings of consolidated subsidiaries decreased $1.6 million in fiscal 2008 compared to fiscal 2007. Our minority interest share of earnings can fluctuate as a result of our disproportionate share accounting for our partnership interests. Our partnership operating agreements may call for the recognition of losses or profits at amounts that are disproportionate to our partnership interest.

Income tax expense.  Income tax expense was $10.6 million for fiscal 2008 compared to $11.9 million for fiscal 2007, which represented an effective tax rate of approximately 42.5% and 43.8%, respectively. The decrease in the effective tax rate is due to the reduced impact of one-time permanent adjustments to derive taxable income.

Income (loss) from discontinued operations, net of taxes.  Income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital and the Heart Hospital of Lafayette for fiscal 2007 and fiscal 2008. Net income from discontinued operations was $6.7 million for fiscal 2008 compared to a loss of $3.7 million for fiscal 2007. In accordance with SFAS No. 144, the Company evaluated the carrying value of the long-lived assets related to Heart Hospital of Lafayette during fiscal 2007 and determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded in accordance with SFAS No. 144 during the first quarter of fiscal 2007. The $4.1 million impairment charge was offset by net income related to Dayton Heart Hospital for fiscal 2007. Income from discontinued operations, net of taxes, for fiscal 2008 includes the gain recorded as a result of the sale of certain assets of Dayton Heart Hospital offset by operating losses of Dayton Heart Hospital prior to the sale.

Fiscal Year 2007 Compared to Fiscal Year 2006

Statement of Operations Data.  The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,
					% of Net
			Increase/Decrease		Revenue
	2007	2006	$	%	2007	2006

Net revenue	$660,603	$644,417	$16,186	2.5%	100.0%	100.0%
Operating expenses:
Personnel expense	209,501	208,530	971	0.5%	31.7%	32.3%
Medical supplies expense	176,615	177,852	(1,237)	(0.7)%	26.7%	27.6%
Bad debt expense	51,360	54,051	(2,691)	(5.0)%	7.8%	8.4%
Other operating expenses	129,770	128,475	1,295	1.0%	19.7%	19.9%
Pre-opening expenses	555	—	555	100.0%	0.1%	—
Depreciation	31,236	32,624	(1,388)	(4.3)%	4.7%	5.1%
Amortization	631	1,008	(377)	(37.4)%	0.1%	0.2%
Loss (gain) on disposal of property, equipment and other assets	1,447	(158)	1,605	1015.8%	0.2%	—
Impairment of long-lived assets	—	458	(458)	(100.0)%	—	0.1%

Income from operations	59,488	41,577	17,911	43.1%	9.0%	6.4%
Other income (expenses):
Interest expense	(22,068)	(32,742)	10,674	32.6%	(3.3)%	(5.1)%
Loss on early extinguishment of debt	(9,931)	—	(9,931)	(100.0)%	(1.5)%	—
Interest and other income, net	7,843	7,724	119	1.5%	1.1%	1.2%
Equity in net earnings of unconsolidated affiliates	5,739	4,919	820	16.7%	0.9%	0.8%

Income from continuing operations before minority interest, income taxes and discontinued operations	41,071	21,478	19,593	91.2%	6.2%	3.3%
Minority interest share of earnings of consolidated subsidiaries	(13,917)	(14,080)	163	1.2%	(2.1)%	(2.2)%

Income from continuing operations before income taxes and discontinued operations	27,154	7,398	19,756	267.0%	4.1%	1.1%
Income tax expense	11,903	3,540	8,363	236.2%	1.8%	0.5%

Income from continuing operations	15,251	3,858	11,393	295.3%	2.3%	0.6%
Income (loss) from discontinued operations, net of taxes	(3,724)	8,718	(12,442)	(142.7)%	(0.6)%	1.4%

Net income	$11,527	$12,576	(1,049)	(8.3)%	1.7%	2.0%

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

Net revenue.  Net revenue increased 2.5% to $660.6 million for our fiscal year ended September 30, 2007 from $644.4 million for our fiscal year ended September 30, 2006. Of this $16.2 million increase in net revenue, our hospitals generated a $19.5 million increase, which was partially offset by a $2.9 million decrease in our MedCath Partners division, a $0.3 million decrease in our cardiology consulting and management operations and a $0.1 million decrease in our corporate and other division.

On a same facility basis, excluding HMC from the results of both fiscal 2007 and fiscal 2006, our hospital net revenue increased $23.3 million, or 4.0% from the prior year.

•	Same facility adjusted admissions increased 2.1% and revenue per adjusted admissions increased 3.2% for the fiscal year ended September 30, 2007 as compared to the fiscal year ended September 30, 2006.

•	We have focused a significant amount of time and resources on the improvement of our clinical documentation process, both on an inpatient and outpatient basis. This focus has helped improve our reimbursement on a per adjusted admissions basis in both areas.

•	We have successfully renegotiated a number of managed care contracts during the course of this fiscal year, which has led to higher net revenue per admission.

Also contributing to the increase in net revenue over the prior fiscal year, during the second quarter of fiscal 2007, we recognized contractual adjustments to our net revenue of ($0.7) million for continued operations and $2.2 million for discontinued operations related to the filing of our 2006 Medicare cost reports as well as other Medicare and Medicaid settlement adjustments. By contrast, we recognized adjustments impacting our net revenue by $1.1 million for continued operations and ($0.3) million for discontinued operations for prior period cost reports for fiscal 2006.

Further, the fiscal year ended September 30, 2007 was negatively impacted as a result of recording a $5.8 million reduction in net revenue for a portion of certain federal healthcare billings reimbursed in prior years. See Note 12 — Contingencies and Commitments.

Personnel expense.  Personnel expense increased 0.5% to $209.5 million for fiscal 2007 from $208.5 million for fiscal 2006. As a percentage of net revenue, personnel expense decreased to 31.7% from 32.3% for the comparable periods. The $1.0 million increase in personnel expense was primarily due to a $13.5 million increase for our same facility hospital division offset by an $8.9 million reduction in share-based compensation.

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

For our same facility hospitals, on an adjusted patient day basis, personnel expense decreased by 2.8% to $1,374 per adjusted patient day for the fiscal year ended September 30, 2007 from $1,413 per adjusted patient day for the comparable period in the prior year. Further, excluding the share-based compensation and the consolidated results of Harlingen Medical Center, as a percentage of net revenue, personnel expense increased to 31.0% for the fiscal year ended September 30, 2007 from 29.9% for the fiscal year ended September 30, 2006. This increase is mainly due to cost of living wage adjustments made during the first quarter of fiscal 2007.

Medical supplies expense.  Medical supplies expense decreased 0.7% to $176.6 million for fiscal 2007 from $177.9 million for fiscal 2006. Further, same facility hospital medical supplies expense per adjusted patient day decreased 5.1% to $1,210 for fiscal 2007 as compared to $1,275 for fiscal 2006, reflecting the decrease in overall supplies volume as well as the shift in procedural mix from drug eluting stents to bare metal stents. Also, our supply chain initiatives helped us experience price reductions during the fiscal year as we experienced a decline in our most costly medical devices.

Bad debt expense.  Bad debt expense decreased 5.0% to $51.4 million for fiscal 2007 from $54.1 million for fiscal 2006. On a same facility basis, bad debt expense decreased 5.7% to $38.7 million for fiscal 2007 compared to $41.1 million for fiscal 2006. We have experienced reductions in bad debt expense due to our continued initiatives to improve our registration process to more timely and accurately identify patients eligible for third party benefits and to improve processes surrounding our billing and collection procedures.

Other operating expenses.  Other operating expenses increased 1.0% to $129.8 million for fiscal 2007 from $128.5 million for fiscal 2006. Same facility other operating expenses increased 3.4% from $112.7 million for fiscal 2006 compared to $116.6 million for fiscal 2007. During fiscal 2007, we have experienced an increase in contract services due to the growth in volume at several of our facilities as well as increased maintenance costs at our hospitals as machinery warranties have expired at several of our facilities.

Pre-opening expenses.  We incurred approximately $0.6 million in pre-opening expenses during fiscal 2007 while there were no pre-opening expenses incurred in fiscal 2006. Pre-opening expenses represent costs specifically related to projects under development, primarily new hospitals. As of September 30, 2007, we have one hospital under development, Hualapai Medical Center in Kingman, Arizona. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.

Depreciation.  Depreciation decreased 4.3% to $31.2 million for the fiscal year ended September 30, 2007 as compared to $32.6 million for the fiscal year ended September 30, 2006. Excluding Harlingen Medical Center, which we began accounting for as an equity investment during the fourth quarter of fiscal 2007, depreciation remained relatively flat at $27.4 million for fiscal 2007 compared to $27.6 million for fiscal 2006.

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

Interest expense.  Interest expense decreased 32.6% to $22.1 million for fiscal 2007 compared to $32.7 million for fiscal 2006. This $10.6 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt as we repurchased approximately $36.2 million of our senior notes, repaid $21.2 million of our REIT loan at one of our facilities, repaid $11.1 million of our equipment loan at another of our facilities, and repaid $39.9 million of our senior secured credit facility during the fiscal year ended September 30, 2007.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt was $9.9 million for fiscal 2007 while we did not incur any for fiscal 2006. During the fiscal year ended September 30, 2007, this loss consisted of a $3.5 million repurchase premium and the write off of approximately $1.0 million of deferred loan acquisition costs related to the prepayment of a portion of our senior notes in December 2006. We also wrote off $0.5 million in deferred loan acquisition costs during fiscal 2007 related to the prepayment of $39.9 million of our senior secured credit facility. Further, upon early repayment of $11.1 million of our equipment loan at one of our facilities, we expensed approximately $0.2 million of deferred loan acquisition costs, and as part of the Harlingen Medical Center recapitalization transaction, we incurred a $3.5 million repurchase premium and expensed approximately $1.2 million of deferred loan acquisition costs.

Interest and other income, net.  Interest and other income, net remained relatively flat at $7.8 million for fiscal 2007 as compared to $7.7 million for fiscal 2006. During the fiscal year ended September 30, 2006, we received $2.0 million as a part of a settlement agreement related to a lawsuit. The proceeds received from the settlement were offset in part by $0.6 million of legal fees incurred related to the settlement. Excluding this net receipt of $1.4 million, interest and other income, net, increased $1.5 million from fiscal 2006 to fiscal 2007. This increase is due to higher interest earned on available cash and cash equivalents during the comparable periods, as well as higher rates of return on our short-term investments.

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

Minority interest share of earnings of consolidated subsidiaries.  Minority interest share of earnings of consolidated subsidiaries decreased $0.2 million in fiscal 2007 compared to fiscal 2006. Our minority interest share of earnings can fluctuate as a result of our disproportionate share accounting for our partnership interests. Our partnership operating agreements may call for the recognition of losses or profits at amounts that are disproportionate to our partnership interest.

Income tax expense.  Income tax expense was $11.9 million for fiscal 2007 compared to $3.5 million for fiscal 2006, which represented an effective tax rate of approximately 43.8% and 47.9%, respectively. The overall increase in the effective rate is the result of several items that are not deductible for tax such as the exercise of incentive stock options and penalties incurred on contingencies.

Income (loss) from discontinued operations, net of taxes.  Income (loss) from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital, Heart Hospital of Lafayette and Tucson Heart Hospital for fiscal 2006 and fiscal 2007. Net loss from discontinued operations was ($3.7) million for fiscal 2007 compared to net income of $8.7 million for fiscal 2006. In accordance with SFAS No. 144, the Company evaluated the carrying value of the long-lived assets related to Heart Hospital of Lafayette during fiscal 2007 and determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded in accordance with SFAS No. 144 during the first quarter of fiscal 2007. The $4.1 million impairment charge was offset by net income related to Dayton Heart Hospital for fiscal 2007.

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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007
			(In thousands)

Statement of Operations Data:
Net revenue	$150,921	$157,086	$157,098	$148,850	$145,084
Income from operations	5,157	14,051	15,385	10,156	14,405
Equity in net earnings of unconsolidated affiliates	1,049	2,636	2,181	2,025	(2,922)
Minority interest share of earnings of consolidated subsidiaries	(1,617)	(4,293)	(5,114)	(4,452)	(4,437)
Income from continuing operations	377	5,348	5,977	2,618	2,454
Income (loss) from discontinued operations	92	6,424	(292)	446	(1,546)
Net income	$469	$11,772	$5,685	$3,064	$908
Earnings (loss) per share, basic Continuing operations	$0.02	$0.27	$0.30	$0.13	$0.12
Discontinued operations	0.00	0.33	(0.01)	$0.01	(0.06)

Earnings (loss) per share, basic	$0.02	$0.60	$0.29	$0.14	$0.06

Earnings (loss) per share, diluted Continuing operations	$0.02	$0.27	$0.30	$0.12	$0.13
Discontinued operations	0.00	0.33	(0.01)	$0.01	(0.06)

Earnings (loss) per share, diluted	$0.02	$0.60	$0.29	$0.13	$0.07

Weighted average number of shares, basic	19,590	19,524	19,841	21,028	21,202
Dilutive effect of stock options and restricted stock	65	107	121	263	579

Weighted average number of shares, diluted	19,655	19,631	19,962	21,291	21,781

Cash Flow Data:
Net cash provided by operating activities	$14,526	$17,895	$18,766	$821	$14,327
Net cash provided by (used in) investing activities	$(34,729)	$41,037	$(22,170)	$10,057	$(11,251)
Net cash provided by (used in) financing activities	$(5,494)	$(10,040)	$(25,630)	$(36,864)	$(833)

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

Liquidity and Capital Resources

Working Capital and Cash Flow Activities.  Our consolidated working capital was $115.1 million at September 30, 2008 and $179.0 million at September 30, 2007. The decrease of $63.9 million in working capital primarily resulted from cash outflows for capital expenditures as a result of our hospital expansions, the repurchase of common stock under our stock repurchase program, and the payment of federal and state income taxes offset by cash flows from operations.

At September 30, 2008 $3.2 million of cash was restricted and held in escrow as required by the city of Kingman, Arizona in conjunction with the Company’s development of the Hualapai Mountain Medical Center. The escrowed funds are released upon our completion of common infrastructure construction projects affecting the city of Kingman. We anticipate the completion of the related projects and release of escrowed funds during fiscal 2009 or early 2010.

During the second quarter of fiscal 2007, we were informed by one of our Medicare fiscal intermediaries that outlier payments received prior to January 1, 2004 would not be disputed; therefore, we reversed a reserve of $2.2 million that was originally recorded to account for outlier payments that had been received in 2003. At September 30, 2008, we continued to carry a reserve of $9.1 million for outlier payments received in 2004.

The cash provided by operating activities from continuing operations was $49.0 million and $61.0 million for the years ending September 30, 2008 and 2007, respectively. The $12.0 million decrease is primarily attributed to the payment of federal and state income taxes during the year ended September 30, 2008, offset by cash flows from operations.

Our investing activities from continuing operations used net cash of $82.0 million for fiscal 2008 compared to net cash used of $31.8 million for fiscal 2007. Net cash used by investing activities for the year ended September 30, 2008 and 2007 was primarily capital expenditures for the development of our hospital in Kingman, Arizona and expansion projects at two of our existing hospitals.

Our financing activities from continuing operations used net cash of $64.2 million during fiscal 2008 compared to net cash used of $77.4 million during fiscal 2007. The $64.2 million of net cash used for financing activities for the year ended September 30, 2008 is primarily a result of distributions to minority partners and the repurchase of common stock under our repurchase program. The $77.4 million of net cash used for financing activities for the year ended September 30, 2007 is primarily a result of distributions to minority partners and the repayment of long-term debt and obligations under capital leases, including a payment of $39.9 million to pay off our senior secured credit facility, a payment of $21.2 million to pay off one of our facility’s REIT loans, which matured in December 2006, and a payment of $11.1 million to pay off the equipment loan at another of our facilities. Further, during fiscal 2007, we completed a secondary public offering in which we sold an additional 1.7 million shares of common stock. The proceeds from this offering were used to prepay $36.2 million of our senior notes.

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

Interest payments were due quarterly. In accordance with the provisions of EITF 99-1, Accounting for Debt Convertible into the Stock of a Consolidated Subsidiary , EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock , and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock , the convertible notes were accounted for as convertible debt in the accompanying consolidated balance sheets and the embedded conversion option in the convertible notes were not accounted for as a separate derivative.

During July 2007, we elected, along with the original physician investors and Valley Baptist, to allow early conversion of the Valley Baptist notes into an equity interest in Harlingen Medical Center (the “Recapitalization”). Valley Baptist converted $17.1 million of the convertible notes into a 32.1% equity interest in Harlingen Medical Center. The remaining $2.9 million was converted into a membership interest in HMC Realty. Prior to the Recapitalization, Harlingen Medical Center had approximately $12.5 million in working capital debt outstanding with us. As a result of the Recapitalization, we converted $1.2 million of the debt into additional capital in Harlingen Medical Center, converted $9.5 million into a membership interest of HMC Realty, and were repaid the remaining balance of the working capital note. As a result of the transactions described above, we now own a 36% interest in Harlingen Medical Center, and a 36% interest in HMC Realty. In addition, Valley Baptist holds a 32% interest in Harlingen Medical Center and a 19% interest in HMC Realty, and the remaining ownership interests in both entities are held by unrelated physician investor groups.

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

Capital Expenditures.  Expenditures, including accrued but unpaid amounts, for property and equipment for fiscal years 2008 and 2007 were $85.0 million and $36.4 million, respectively. Cash paid for property and equipment was $67.0 million and $36.4 million for fiscal years 2008 and 2007, respectively. For the year ended September 30, 2008, we continued the development of our hospital in Kingman, Arizona and the expansion projects at two of our existing hospitals, which began during the year ended September 30, 2007. Anticipated remaining costs to complete our current expansion projects are estimated to be $60.0 million. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.

Obligations, Commitments and Availability of Financing.  As described more fully in the notes to our consolidated financial statements included elsewhere in this report, we had certain cash obligations at September 30, 2008, which are due as follows (in thousands):

	Payments Due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$30,748	$11,711	$16,827	$52,514	$—	$34,576	$146,376
Obligations under capital leases	1,172	708	679	493	207	—	3,259

Total debt	31,920	12,419	17,506	53,007	207	34,576	149,635
Other long-term obligations(1)	3,936	2,228	558	14	—	—	6,736
Interest on indebtedness	17,186	9,722	8,248	3,025	3,019	6,752	47,952
Operating leases	2,075	1,211	571	427	375	410	5,069

Total(2)	$55,117	$25,580	$26,883	$56,473	$3,601	$41,738	$209,392

(1)	Other long-term obligations contain revenue guarantees related to contracts for physician services or to physician recruiting arrangements.

(2)	In addition, we have $1.2 million in unrecognized tax benefits.

During the fourth quarter of fiscal 2004, we completed our offering of $150.0 million in aggregate principal amount of 9 7 / 8% senior notes. During November 2008, we amended and restated our senior credit facility. The amended credit facility provides for a three-year term loan facility in the amount of $75.0 million (“Term Loan”) and a revolving credit facility in the amount of $85.0 million (“Revolver”), which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. The aggregate amount available under the amended credit facility may be increased by an amount up to $50.0 million. Borrowings under the amended credit facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin.

The amended credit facility continues to be guaranteed jointly and severally by us and certain of our existing and future, direct and indirect, subsidiaries and continues to be secured by a first priority perfected security interest in all of the capital stock or other ownership interests owned by us and our subsidiary guarantors in each of their subsidiaries, and, subject to certain exceptions in the credit facility all other present and future assets and properties of the MedCath and the subsidiary guarantors and all the intercompany notes.

The amended credit facility requires compliance with certain financial covenants including a consolidated senior secured leverage ratio test, a consolidated fixed charge coverage ratio test and a consolidated total leverage ratio test. The amended credit facility also contains customary restrictions on, among other things, our and our subsidiaries’ ability to incur liens; engage in mergers, consolidations and sales of assets; incur debt; declare dividends; redeem stock and repurchase, redeem and/or repay other debt; make loans, advances and investments and acquisitions; and entering into transactions with affiliates.

The amended credit facility contains events of default, including cross-defaults to certain indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the amended credit facility.

We are required to make mandatory prepayments of principal in specified amounts upon the occurrence of certain events identified in the amended credit facility and are permitted to make voluntary prepayments of principal under the amended credit facility. The Term Loan is subject to amortization of principal in quarterly installments commencing on March 31, 2010. The maturity date of the Term Loan and Revolver is November 10, 2011.

The Company will use the proceeds of the $75.0 million Term Loan, along with cash on hand, to repurchase all of the Company’s $102.0 million outstanding 9 7/8% senior notes, plus pay the notes’ repurchase premium of approximately $5.0 million. In addition to the repurchase premium, the Company will incur approximately $2.0 million in expense in its first quarter of fiscal 2009, ending December 31, 2008, related to the write-off of previously incurred financing cost.

At September 30, 2008, we had $149.6 million of outstanding debt, $31.9 million of which was classified as current. The $27.0 million of the senior notes are classified as current as of September 30, 2008 as we have secured long term financing, as discussed above, for the remaining $75.0 million. Of the outstanding debt, $102.0 million was outstanding under our 9 7/8% senior notes and $47.2 million was outstanding to lenders to our hospitals. The remaining $0.4 million of debt was outstanding to lenders for MedCath Partners’ diagnostic services under capital leases and other miscellaneous indebtedness. No amounts were outstanding to lenders under our current $100.0 million revolving credit facility at September 30, 2008. At the same date, however, we had letters of credit outstanding of $1.7 million, which reduced our availability under this facility to $98.3 million.

During the first quarter of fiscal 2007, we sold 1.7 million shares of common stock to the public. The $39.7 million in net proceeds from this offering were used to repurchase approximately $36.2 million of our outstanding senior notes and to pay approximately $3.5 million of associated premiums and expenses associated with the note repurchase.

Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At September 30, 2007, we were in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette. Heart Hospital of Lafayette is classified as a discontinued operation. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the consolidated balance sheet as of September 30, 2007. The equipment loan was subsequently paid as part of the sale of the Heart Hospital of Lafayette. See Note 3 to our consolidated financial statements. We were in compliance with all other covenants in the instruments governing our outstanding debt at September 30, 2008.

At September 30, 2008, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.

We also guarantee approximately 30% of certain equipment debt of Avera Heart Hospital of South Dakota, a hospital in which we own a minority interest at September 30, 2008, and therefore do not consolidate the hospital’s results of operations and financial position. We provide this guarantee in exchange for a fee from the hospital. At September 30, 2008, Avera Heart Hospital of South Dakota was in compliance with all covenants in the instruments governing its debt. Equipment debt guaranteed by us was immaterial at September 30, 2008.

See Note 9 to the consolidated financial statements included elsewhere in this report for additional discussion of the terms, covenants and repayment schedule surrounding our debt.

We believe that internally generated cash flows and available borrowings under our amended credit facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.

Intercompany Financing Arrangements.  We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of September 30, 2008 was $253.6 million.

Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 2 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.

Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 6.58% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at September 30, 2008 was 8.05%.

We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.

We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of September 30, 2008 and September 30, 2007, we held $19.8 million and $33.0 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.

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

Off-Balance Sheet Arrangements.  The Company’s off-balance sheet arrangements consist of guarantees of consolidated and unconsolidated subsidiary equipment loans and operating leases that are reflected in the table above and as discussed in Notes 9 and 12, respectively, in the consolidated financial statements.

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

We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. Currently one of our hospitals in which we have a minority interest and account for under the equity method entered into an interest rate swap during fiscal 2006 for purposes of hedging variable interest payments on long term debt outstanding for that hospital. The interest rate swap is accounted for as a cash flow hedge by the hospital whereby changes in the fair value of the interest rate swap flow through comprehensive income of the hospital. Potential losses of earnings and cash flows due to the market risk of the aforementioned interest rate swap are immaterial. As of September 30, 2008, our indebtedness accrued interest based on fixed rates.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MEDCATH CORPORATION AND SUBSIDIARIES

HEART HOSPITAL OF SOUTH DAKOTA, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of MedCath Corporation and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 15, 2008

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,
	2008	2007

Current assets:
Cash and cash equivalents	$94,174	$140,276
Restricted cash	3,154	—
Accounts receivable, net	84,791	85,943
Income tax receivable, net	3,091	—
Medical supplies	16,070	13,928
Deferred income tax assets	9,769	12,389
Prepaid expenses and other current assets	9,893	6,197
Current assets of discontinued operations	18,834	22,832

Total current assets	239,776	281,565
Property and equipment, net	323,780	270,663
Investments in affiliates	15,285	5,718
Goodwill	60,174	62,740
Other intangible assets, net	6,063	6,448
Other assets	8,378	6,531
Long-term assets of discontinued operations	—	44,902

Total assets	$653,456	$678,567

Current liabilities:
Accounts payable	$41,739	$30,933
Income tax payable	—	10,552
Accrued compensation and benefits	16,885	18,567
Other accrued liabilities	24,134	13,421
Current portion of long-term debt and obligations under capital leases	31,920	4,089
Current liabilities of discontinued operations	9,994	24,962

Total current liabilities	124,672	102,524
Long-term debt	115,628	146,398
Obligations under capital leases	2,087	1,793
Deferred income tax liabilities	12,352	12,018
Other long-term obligations	4,454	460
Long-term liabilities of discontinued operations	—	13

Total liabilities	259,193	263,206

Commitments and contingencies

Minority interest in equity of consolidated subsidiaries	24,667	29,737

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,553,054 issued and 19,598,693 outstanding at September 30, 2008 21,271,144 issued and 21,202,244 outstanding at September 30, 2007	216	213
Paid-in capital	455,494	447,688
Accumulated deficit	(41,138)	(61,821)
Accumulated other comprehensive loss	(179)	(62)
Treasury stock, at cost; 1,954,361 shares at September 30, 2008 and 68,900 shares at September 30, 2007	(44,797)	(394)

Total stockholders’ equity	369,596	385,624

Total liabilities and stockholders’ equity	$653,456	$678,567

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended September 30,
	2008	2007	2006

Net revenue	$613,955	$660,603	$644,417
Operating expenses:
Personnel expense	201,685	209,501	208,530
Medical supplies expense	170,801	176,615	177,852
Bad debt expense	43,691	51,360	54,051
Other operating expenses	121,174	129,770	128,475
Pre-opening expenses	786	555	—
Depreciation	30,261	31,236	32,624
Amortization	560	631	1,008
Loss (gain) on disposal of property, equipment and other assets	248	1,447	(158)
Impairment of long-lived assets	—	—	458

Total operating expenses	569,206	601,115	602,840

Income from operations	44,749	59,488	41,577
Other income (expenses):
Interest expense	(14,300)	(22,068)	(32,742)
Loss on early extinguishment of debt	—	(9,931)	—
Interest and other income	2,043	7,843	7,724
Equity in net earnings of unconsolidated affiliates	7,891	5,739	4,919

Total other expenses, net	(4,366)	(18,417)	(20,099)

Income from continuing operations before minority interest, incomes taxes and discontinued operations	40,383	41,071	21,478
Minority interest share of earnings of consolidated subsidiaries	(15,476)	(13,917)	(14,080)

Income from continuing operations before income taxes and discontinued operations	24,907	27,154	7,398
Income tax expense	10,587	11,903	3,540

Income from continuing operations	14,320	15,251	3,858
Income (loss) from discontinued operations, net of taxes	6,670	(3,724)	8,718

Net income	$20,990	$11,527	$12,576

Earnings per share, basic
Continuing operations	$0.72	$0.73	$0.21
Discontinued operations	0.33	(0.17)	0.46

Earnings per share, basic	$1.05	$0.56	$0.67

Earnings per share, diluted
Continuing operations	$0.71	$0.71	$0.20
Discontinued operations	0.33	(0.17)	0.44

Earnings per share, diluted	$1.04	$0.54	$0.64

Weighted average number of shares, basic	19,996	20,872	18,656
Dilutive effect of stock options and restricted stock	73	639	899

Weighted average number of shares, diluted	20,069	21,511	19,555

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balance, September 30, 2005	18,563	$186	$368,849	$(85,924)	$24	69	$(394)	$282,741
Exercise of stock options, including income tax benefit	597	6	9,190	—	—	—	—	9,196
Share-based compensation expense	—	—	13,222	—	—	—	—	13,222
Comprehensive income:								—
Net income	—	—	—	12,576	—	—	—	12,576
Change in fair value of interest rate swaps, net of income tax benefit(*)	—	—	—	—	(75)	—	—	(75)

Total comprehensive income								12,501

Balance, September 30, 2006	19,160	192	391,261	(73,348)	(51)	69	(394)	317,660
Exercise of stock options, including income tax benefit	411	4	7,879	—	—	—	—	7,883
Secondary public offering	1,700	17	39,641					39,658
Share-based compensation expense	—	—	4,338	—	—	—	—	4,338
Gain on capital transaction of subsidiary, net of tax			4,569					4,569
Comprehensive income:
Net income	—	—	—	11,527	—	—	—	11,527
Change in fair value of interest rate swaps, net of income tax benefit(*)	—	—	—	—	(11)	—	—	(11)

Total comprehensive income								11,516

Balance, September 30, 2007	21,271	213	447,688	(61,821)	(62)	69	(394)	385,624
Cumulative impact of change in accounting principle	—	—	—	(307)	—	—	—	(307)
Exercise of stock options, including income tax benefit	282	3	4,741	—	—	—	—	4,744
Share buyback	—	—	—	—	—	1,885	(44,403)	(44,403)
Share-based compensation expense	—	—	4,978	—	—	—	—	4,978
Tax impact of cancellation of stock options	—	—	(1,913)	—	—	—	—	(1,913)
Comprehensive income:
Net income	—	—	—	20,990	—	—	—	20,990
Change in fair value of interest rate swaps, net of income tax benefit(*)	—	—	—	—	(117)	—	—	(117)

Total comprehensive income								20,873

Balance, September 30, 2008	21,553	$216	$455,494	$(41,138)	$(179)	1,954	$(44,797)	$369,596

(*)	Tax benefits were $77, $7, and $50 for the years ended September 30, 2008, 2007 and 2006, respectively.

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2008	2007	2006

Net income	$20,990	$11,527	$12,576
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(6,670)	3,724	(8,718)
Bad debt expense	43,691	51,360	54,051
Depreciation	30,261	31,236	32,624
Amortization	560	631	1,008
Excess income tax benefit on exercised stock options	(608)	(2,080)	(2,697)
Loss (gain) on disposal of property, equipment and other assets	248	1,447	(158)
Share-based compensation expense	4,978	4,338	13,222
Impairment of long-lived assets	—	—	458
Amortization of loan acquisition costs	879	3,858	2,907
Equity in earnings of unconsolidated affiliates, net of dividends received	(224)	(2,458)	(2,071)
Minority interest share of earnings of consolidated subsidiaries	15,476	13,917	14,080
Change in fair value of interest rate swaps	—	—	(75)
Deferred income taxes	3,032	(6,037)	7,217
Change in assets and liabilities that relate to operations:
Accounts receivable	(42,539)	(55,356)	(67,780)
Medical supplies	(2,142)	736	(1,093)
Prepaids and other assets	955	1,164	369
Accounts payable and accrued liabilities	(19,839)	2,955	4,192

Net cash provided by operating activities of continuing operations	49,048	60,962	60,112
Net cash provided by (used in) operating activities of discontinued operations	2,960	(2,737)	5,522

Net cash provided by operating activities	52,008	58,225	65,634
Investing activities:
Purchases of property and equipment	(66,659)	(36,364)	(27,246)
Proceeds from sale of property and equipment	1,009	4,541	2,116
Restricted funds held in escrow	(3,154)	—	—
Investment in affiliates	(9,530)	—	—
Purchase of equity interest	(3,694)	—	—

Net cash used in investing activities of continuing operations	(82,028)	(31,823)	(25,130)
Net cash provided by investing activities of discontinued operations	76,223	3,232	35,194

Net cash provided by (used in) investing activities	(5,805)	(28,591)	10,064
Financing activities:
Proceeds from issuance of long-term debt	—	—	60,000
Repayments of long-term debt	(2,879)	(112,969)	(75,033)
Repayments of obligations under capital leases	(1,348)	(1,808)	(1,937)
Payments of loan acquisition costs	—	—	(1,879)
Investments by minority partners	—	2,688	—
Distributions to minority partners	(20,514)	(12,861)	(13,233)
Proceeds from exercised stock options	4,317	5,803	6,499
Proceeds from issuance of common stock	—	39,658	—
Purchase of treasury shares	(44,403)	—	—
Excess income tax benefit on exercised stock options	608	2,080	2,697

Net cash used in financing activities of continuing operations	(64,219)	(77,409)	(22,886)
Net cash (used in) provided by financing activities of discontinued operations	(13,809)	(2,707)	721

Net cash used in financing activities	(78,028)	(80,116)	(22,165)

Net increase (decrease) in cash and cash equivalents	(31,825)	(50,482)	53,533
Cash and cash equivalents:
Beginning of year	143,893	194,375	140,842

End of year	$112,068	$143,893	$194,375

Cash and cash equivalents of continuing operations	94,174	140,276	193,497
Cash and cash equivalents of discontinued operations	17,894	3,617	878

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share amounts)

1.	Business and Organization

MedCath Corporation (the Company) primarily focuses on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the hospital division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of September 30, 2008, the Company owned and operated nine hospitals, together with its partners or members, who own an equity interest in the hospitals where they practice. The Company’s existing hospitals had a total of 676 licensed beds, of which 629 were staffed and available, and were located in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota and Texas. The Company is currently in the process of developing a new hospital located in Kingman, Arizona which it expects to open in late 2009 or early 2010.

See Note 3 — Discontinued Operations for details concerning the Company’s sale of its equity interest in Tucson Heart Hospital and Heart Hospital of Lafayette and certain net assets of Dayton Heart Hospital. Unless specifically indicated otherwise, all amounts and percentages presented in these notes are exclusive of the Company’s discontinued operations.

The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Avera Heart Hospital of South Dakota and Harlingen Medical Center as of September 30, 2008 and is not the primary beneficiary under the revised version of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46-R). Therefore, the Company is unable to consolidate the hospitals’ results of operations and financial position, but rather is required to account for its minority ownership interest in these hospitals as an equity investment. Harlingen Medical Center was a consolidated entity for the fiscal year ended September 30, 2006 and for the first three quarters of fiscal 2007. In July 2007, the Company sold a portion of its equity interest in Harlingen Medical Center; therefore, the Company no longer is its primary beneficiary and accounts for its minority ownership interest in the hospital as an equity investment.

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

2.	Summary of Significant Accounting Policies and Estimates

Basis of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries that are wholly and majority owned and/or over which it exercises substantive control, including variable interest entities in which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock for entities, including variable interest entities, in which the Company holds less than a 50% interest, has significant influence but does not have control, and is not the primary beneficiary.

Reclassifications — In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the Company has classified the results of operations, the assets and liabilities of the hospitals held for sale, as well as the impacts from the collections and payments of the remaining assets and liabilities associated with the hospitals divested, as discontinued operations for all periods presented. During fiscal 2006, the Company completed the sale of its equity interest in Tucson Heart Hospital and decided to seek to dispose of its interest in Heart Hospital of Lafayette and entered into a confidentiality and exclusivity agreement with a potential buyer, therefore classifying the hospital

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as held for sale. The sale of Heart Hospital of Lafayette was completed during the first quarter of fiscal 2008. During May 2008, the Company sold certain assets of Dayton Heart Hospital pursuant to a definitive agreement entered into during the first quarter of 2008. In accordance with the provisions of SFAS No. 144, the results of operations of these hospitals for the years ended September 30, 2008, 2007 and 2006 are reported as discontinued operations for all periods presented. Many of the provisions of SFAS No. 144 involve judgment in determining whether a hospital will be reported as continuing or discontinued operations. Such judgments include whether a hospital will be sold, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods the Company determines that a hospital should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of income are reclassified in order to reflect the current classification.

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

Fair Value of Financial Instruments — The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets, including cash and cash equivalents, accounts receivable, net, accounts payable, income taxes payable, accrued liabilities, variable rate long-term debt, obligations under capital leases, and other long-term obligations to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2008 and 2007. The estimated fair value of long-term debt, including the current portion, at September 30, 2008 is approximately $152.8 million as compared to a carrying value of approximately $146.4 million. At September 30, 2007, the estimated fair value of long-term debt, including the current portion, was approximately $177.0 million as compared to a carrying value of approximately $149.3 million. Fair value of the Company’s fixed rate debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of arrangements and market information. The fair value of the Company’s variable rate debt was determined to approximate its carrying value, due to the underlying variable interest rates.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with several large financial institutions. At times deposits held with financial institutions exceed the insurance provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third party payors, including Medicare, Medicaid and commercial insurance carriers. The Company has not experienced significant losses related to receivables from individual patients or groups of patients in any particular industry or geographic area. Accounts receivable of the Hospital Division represents 89.4% and 91.0% of total accounts receivable for the Company as of September 30, 2008 and 2007, respectively. The following table summarizes the percentage of gross accounts receivable from all payors for the Hospital Division at September 30:

	2008	2007

Medicare and Medicaid	28%	30%
Commercial	23%	24%
Other, including self-pay	49%	46%

	100%	100%

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents — The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.

Restricted Cash — At September 30, 2008 the Company had $3.2 million of restricted cash held in escrow as required by the city of Kingman, Arizona in conjunction with the Company’s development of the Hualapai Mountain Medical Center. The escrowed funds are released upon the Company’s completion of common infrastructure construction projects affecting the city of Kingman. The Company anticipates the completion of the related projects and release of escrowed funds during the year ended September 30. 2009.

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

Property and Equipment — Property and equipment are recorded at cost and are depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment, furniture and software. Repairs and maintenance costs are charged to operating expense while betterments are capitalized as additions to the related assets. Retirements, sales, and disposals are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in income from operations. Amortization of property and equipment recorded under capital leases is included in depreciation expense. Interest expense incurred in connection with the construction of hospitals is capitalized as part of the cost of the building until the facility is operational, at which time depreciation begins using the straight-line method over the estimated useful life of the building. The Company capitalized interest of $1.3 million and $0.2 million, respectively, during the years ended September 30, 2008 and 2007. The Company did not capitalize any interest during the year ended September 30, 2006.

Goodwill and Intangible Assets — Goodwill represents acquisition costs in excess of the fair value of net identifiable tangible and intangible assets of businesses purchased. All of the Company’s goodwill is recorded within the Hospital Division segment, see Note 19. Other intangible assets primarily consist of the value of management contracts. With the exception of goodwill, intangible assets are being amortized over periods ranging from 11 to 29 years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company evaluates goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting unit. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. The Company recorded a goodwill impairment charge of approximately $2.8 million during the year ended September 30, 2007 related to Heart Hospital of Lafayette, which is reported as a discontinued operation. The impairment charge is included as a component of income (loss) from discontinued operations in the statement of operations for the year ended September 30, 2007. During the year ended September 30, 2008, $4.6 million of goodwill was written off as part of the gain resulting from the disposition of the Dayton Heart Hospital which is included within income (loss) from discontinued operations, see Note 3 for additional discussion of this transaction.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended September 30, 2008 the Company purchased additional equity interests in the Heart Hospital of New Mexico and TexSAn Heart Hospital (TexSAn) resulting in an increase to goodwill of $1.3 million and $0.7 million, respectively, see Note 5.

Other Assets — Other assets primarily consist of loan acquisition costs, prepaid rent under a long-term operating lease for land at one of the Company’s hospitals and intangible assets associated with physician related revenue guarantees. See Note 12 for further discussion of these guarantees. Loan acquisition costs (Loan Costs) are costs associated with obtaining long-term financing. Loan Costs, net of accumulated amortization, were $2.1 million and $3.0 million as of September 30, 2008 and 2007, respectively. Loan Costs are being amortized using the straight-line method, which approximates the effective interest method, as a component of interest expense over the life of the related debt. Amortization expense recognized for Loan Costs totaled $0.9 million, $1.2 million, and $2.9 million for the years ended September 30, 2008, 2007 and 2006, respectively. Prepaid rent is being amortized using the straight-line method over the lease term, which extends through December 11, 2065. The Company recognizes the amortization of prepaid rent as a component of other operating expense.

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

Other Long-Term Obligations — Other long-term obligations consist of physician revenue guarantees and other long term contracts. See Note 12 for further discussion of the physician guarantees.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement No. 133), and as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

Comprehensive Income — Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

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

The Company continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of its programs. Final settlements under some of these programs are subject to adjustment based on audit by third parties, which can take several years to determine. From a procedural standpoint, for governmental payors, primarily Medicare, the Company recognizes estimated settlements in its consolidated financial statements based on filed cost reports. The Company subsequently adjusts those settlements as new information is obtained from audits or reviews by the fiscal intermediary and, if the result of the fiscal intermediary audit or review impacts other unsettled and open cost reports, the Company recognizes the impact of those adjustments. As such, the Company recognized adjustments that increased/(decreased) net revenue by ($2.0) million, ($0.7) million and $1.1 million for continuing operations and $0.4 million, $2.2 million and ($0.3) million for discontinued operations in the years ended September 30, 2008, 2007 and 2006, respectively.

A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 43.1%, 45.9% and 49.1% of the Company’s net revenue during the years ended September 30, 2008, 2007 and 2006, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, hospitals are paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While hospitals generally do not receive direct payment in addition to a DRG payment, hospitals may qualify for additional capital-related cost reimbursement and outlier payments from Medicare under specific circumstances. In addition, some hospitals with high levels of low income patients qualify for Medicare Disproportionate Share Hosptial (“DSH”) reimbursement as an add on to DRG payments. Medicare payments for most outpatient services are based on prospective payments using ambulatory payment classifications (“APCs”). Other outpatient services, including outpatient clinical laboratory, are reimbursed through a variety of fee schedules. The Company is reimbursed for DSH payments and cost-reimbursable items at tentative rates, with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary.

Medicaid payments for inpatient and outpatient services are based upon methodologies specific to the state in which hospitals are located and are made at prospectively determined amounts, such as DRGs; reasonable costs or charges; or fee schedule. Depending upon the state in which hospitals are located, Medicaid payments may be made at tentative rates with final settlement determined after submission of annual cost reports by the hospitals and audits or reviews thereof by the states’ Medicaid agencies.

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

Segment Reporting.  SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within the Company’s reportable segments. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, including products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of the Company’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131 is discussed in Note 19,

Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2008, 2007 and 2006, the Company incurred approximately $3.9 million, $3.6 million and $3.7 million of advertising expenses, respectively.

Pre-opening Expenses — Pre-opening expenses consist of operating expenses incurred during the development of a new venture and prior to its opening for business. Such costs specifically relate to ventures under development and are expensed as incurred. The Company incurred approximately $0.8 million and $0.6 million, respectively, of pre-opening expenses during the years ended September 30, 2008 and 2007. The Company did not incur any pre-opening expenses during the year ended September 30, 2006.

Interest and other income — Interest and other income is predominantly comprised of interest income. Interest income recorded in the consolidated statements of income was $2.0 million, $7.6 million, and $6.3 million for the years ended September 30, 2008, 2007, and 2006, respectively.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Members’ and Partners’ Share of Hospital’s Net Income and Loss — Each of the Company’s consolidated hospitals is organized as a limited liability company or limited partnership, with one of the Company’s wholly-owned subsidiaries serving as the manager or general partner and holding from 53.3% to 89.2% of the ownership interest in the entity. In most cases, physician partners or members own the remaining ownership interests as members or limited partners. In some instances, the Company may organize a hospital with a community hospital investing as an additional partner or member. In those instances, the Company may hold a minority interest in the hospital with the community hospital and physician partners owning the remaining interests also as minority partners. In such instances, the hospital is generally accounted for under the equity method of accounting. Profits and losses of hospitals accounted for under either the consolidated or equity methods are generally allocated to their owners based on their respective ownership percentages. If the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of the partners or members, the Company will recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all of its owners on a pro rata basis in accordance with accounting principles generally accepted in the United States. In such cases, the Company will recognize a disproportionate share of the hospital’s future profits to the extent the Company has previously recognized a disproportionate share of the hospital’s losses.

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

The Company adopted SFAS No. 123-R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the years ended September 30, 2008, 2007 and 2006 reflect the impact of SFAS No. 123-R.

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

As required under SFAS No. 123-R in calculating the share-based compensation expense for the years ended September 30, 2008, 2007 and 2006 the fair value of each option grant was estimated on the date of grant. The Company used the Black-Scholes option pricing model with the range of weighted-average assumptions used for option grants noted in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding and the range given below results from certain groups of employees

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exhibiting different behavior with respect to the options granted to them and has been determined based on an annual analysis of historical and expected exercise and cancellation behavior. The risk-free interest rate is based on the US Treasury yield curve in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

Year Ended September 30,
	2008	2007	2006

Expected life	5-8 years	5-8 years	6-8 years
Risk- free interest rate	2.34-4.56%	4.12-5.17%	4.26-5.20%
Expected volatility	33-41%	37-43%	39-44%

Accounting for Gains on Capital Transactions of Subsidiary.  In accordance with Staff Accounting Bulletin Topic 5H (SAB Topic 5H), the Company has adopted an accounting policy of recording non-operating gains in the Company’s consolidated statement of income upon the dilution of ownership interests that occurs when ownership interests of subsidiaries are issued to third party investors, if the gain recognition criteria of SAB Topic 5H are met. If such criteria are not met, then such gains will be recorded directly to equity as a capital transaction. A gain on the issuance of units in one of the Company’s formerly consolidated subsidiaries, Harlingen Medical Center, LLC (the Partnership), is reflected in the Company’s consolidated balance sheets for fiscal 2007 as a capital transaction, in accordance with the provisions of SAB Topic 5H, see Note 5 for further discussion of this transaction.

New Accounting Pronouncements — In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (FAS No. 109). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN No. 48 have been applied to all tax positions accounted for under FAS No. 109 upon adoption as of the beginning of the year ended September 30, 2008. The cumulative effect of applying the provisions of FIN No. 48 was $0.3 million, reported as an adjustment to the opening balance of the Company’s accumulated deficit.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The application of SFAS No. 157 may change the Company’s current practice for measuring fair values under other accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, fiscal 2009 for the Company. The Company is in the process of determining the effect that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, fiscal 2009 for the Company and will have no impact on amounts presented for periods prior to the effective date. The Company does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, the Company may elect to measure certain financial instruments at fair value in accordance with this standard.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) replaces SFAS 141 Business Combinations and addresses the recognition and accounting for identifiable assets

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also will require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, fiscal 2010 for the Company and is required to be adopted prospectively with no early adoption permitted. The Company expects SFAS 141R will have an impact on accounting for business combinations, but the effect will be dependent upon any potential future acquisitions.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, fiscal 2010 for the Company. The Company is evaluating the potential impact the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the second quarter of fiscal 2009 for the Company. The Company is evaluating the potential impact the adoption of SFAS 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3 Determination of the Useful Life of an Intangible Asset (FSP FAS 142-3), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under Statements of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, fiscal 2010 for the Company. The impact of FSP FAS 142-3 will be dependent upon any potential future acquisitions.

In June 2008, Emerging Issues Task Force (EITF) Issue No. 08-3 Accounting by Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3) was ratified by the FASB. The EITF reached a consensus that all nonrefundable maintenance deposits that are contractually and substantively related to maintenance of the leased asset are accounted for as deposit assets. The lessee’s deposit asset is expensed or capitalized as part of a fixed asset (depending on the lessee’s maintenance accounting policy) when the underlying maintenance is performed. When the lessee determines that it is less than probable that an amount on deposit will be returned to the lessee (and thus no longer meets the definition of an asset), the lessee must recognize an additional expense for that amount. EITF 08-3 is effective for fiscal years beginning after December 15, 2008, fiscal 2010 for the Company, and must be applied by recognizing the cumulative effect of the change in accounting principle in the opening balance of retained earnings as of the beginning of the fiscal year in which this consensus is initially applied. The Company is evaluating the potential impact the adoption of EITF 08-3 will have on its consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operations

During May 2008, the Company sold certain net assets of Dayton Heart Hospital (DHH) to Good Samaritan Hospital for $47.5 million pursuant to a definitive agreement entered into during the year ended September 30, 2008. The total gain recognized, net of tax, was $3.4 million and is included in income (loss) from discontinued operations on the consolidated statement of operations for the year ended September 30, 2008.

In accordance with the terms of the sale, DHH and Good Samaritan Hospital entered into an indemnification agreement for a period of eighteen months from the date of the sale. DHH agreed to indemnify Good Samaritan Hospital from certain exposures arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the sale. The maximum exposure associated with the indemnity agreement is $10 million. The estimated fair value of this indemnification is not material. Additionally, as a condition to the sale and as part of the indemnification agreement, the Company has entered into a non-compete agreement for a period of five years from the date of the sale. The Company was paid $5.0 million under the non-compete agreement which resulted in the Company recording $3.1 million, net of tax, as part of income (loss) from discontinued operations in the consolidated statement of operations for the year ended September 30, 2008.

As of September 30, 2008 and 2007 the Company had reserved $9.1 million and $8.5 million, respectively, for Medicare outlier payments received by DHH during the year ended September 30, 2004, which are included in current liabilities of discontinued operations in the consolidated balance sheets.

During September 2006, the Company decided to seek to dispose of its interest in Heart Hospital of Lafayette (HHLf) and entered into a confidentiality and exclusivity agreement with a potential buyer. In accordance with SFAS No. 144, it was determined that the carrying value of HHLf was in excess of fair value at December 31, 2007. Accordingly, an impairment charge of $4.1 million was recorded and is included in the income (loss) from discontinued operations in the consolidated statement of operations for the fiscal year 2007. The sale of HHLf was completed during the year ended September 30, 2008, resulting in an immaterial loss recorded as part of income (loss) from discontinued operations for the year ended September 30, 2008.

At September 30, 2007 and 2006, the Company was in violation of a financial covenant under an equipment loan to HHLf, which is guaranteed by MedCath. The total outstanding balance of this loan was included in current liabilities of discontinued operations on the consolidated balance sheet as of September 30, 2007.

On August 31, 2006, the Company completed the divestiture of its entire equity interest in Tucson Heart Hospital (THH) to Carondelet Health Network. Pursuant to the terms of the transaction, Carondelet Health Network acquired MedCath’s 59% ownership interest in THH and the hospital repaid all secured debt owed to MedCath. Total proceeds received by MedCath were $40.7 million resulting in a gain of $7.8 million, net of tax, recorded in income (loss) from discontinued operations for the year ended September 30, 2006.

The results of operations of DHH, HHLf and THH excluding intercompany interest expense and intercompany gain as a result of the sales, are as follows:

	Year Ended September 30,
	2008	2007	2006

Net revenue	$39,396	$93,251	$146,392
Income (loss) before income taxes	$13,088	$(115)	14,106
Income tax expense	6,418	3,609	5,388

Net income (loss)	$6,670	$(3,724)	$8,718

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal balance sheet items of DHH and HHLf including allocated goodwill and excluding intercompany debt, are as follows:

	Year Ended September 30,
	2008	2007

Cash and cash equivalents	$17,894	$3,617
Accounts receivable, net	940	15,217
Other current assets	—	3,998

Current assets of discontinued operations	$18,834	$22,832

Property and equipment, net	$—	$44,506
Investments in affiliates	—	240
Other assets	—	156

Long-term assets of discontinued operations	$—	$44,902

Accounts payable	$9,370	$12,951
Accrued liabilities	624	3,798
Current portion of long-term debt and obligations under capital leases	—	8,213

Current liabilities of discontinued operations	$9,994	$24,962

Obligations under capital leases	$—	$13

Long-term liabilities of discontinued operations	$—	$13

4.	Goodwill and Other Intangible Assets

The results of the annual goodwill impairment analysis performed during September 2008, 2007 and 2006 indicated that no impairment was required during the years ended September 30, 2008, 2007 and 2006, respectively for continuing operations.

As of September 30, 2008 and 2007, the Company’s other intangible assets, net, included the following:

	September 30, 2008		September 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Management contracts	$19,084	$(13,462)	$19,084	$(12,985)
Other	655	(214)	480	(131)

Total	$19,739	$(13,676)	$19,564	$(13,116)

Amortization expense recognized for the management contracts and other intangible assets totaled $0.6 million, $0.6 million and $1.0 million for the years ended September 30, 2008, 2007 and 2006, respectively.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated aggregate amortization expense for each of the five fiscal years succeeding the Company’s most recent fiscal year ended September 30, 2008 is as follows:

Estimated Amortization
Fiscal Year	Expense

2009	$477
2010	477
2011	477
2012	477
2013	477

5.	Business Combinations and Hospital Development

New Hospital Development — In August 2007, the Company announced a venture to construct a new 106 inpatient bed capacity general acute care hospital, Hualapai Mountain Medical Center, which will be located in Kingman, Arizona. The hospital is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, owns 79.2% of the interest in the venture with physician partners owning the remaining 20.8%. Further, the Company exercises substantive control over the hospital. Construction of Hualapai Mountain Medical Center began during fiscal year 2007 and is anticipated to be completed in late fiscal 2009 or early fiscal 2010.

In May 2007, the Company and its physician partners announced a 120 bed general acute care expansion of its hospital located in St. Tammany Parish, Louisiana. Construction is expected to be completed during fiscal 2009, with 80 patient rooms being completed initially and capacity for 40 patient rooms being available for future growth. To recognize its expanded service capabilities, the hospital, which opened in February 2003, has been renamed the Louisiana Medical Center and Heart Hospital.

In April 2007, the Company and its physician partners announced the expansion of Arkansas Heart Hospital, located in Little Rock, Arkansas. The expansion converted shelled space into 28 inpatient beds, added a 130 space parking garage to the campus and support the renovation of the hospital’s annex building to accommodate non-clinical services.

In June 2008, the Company and its physician partners announced the expansion of Bakersfield Heart Hospital, which is subject to the approval of California’s Office of Statewide Health Planning and Development. The expansion will include the addition of 72 inpatient beds to the hospital’s existing 47 inpatient beds and expansion of the hospital’s emergency department by 16 beds. The expansion will allow Bakersfield Heart Hospital to expand its current services, which include cardiac, vascular, GI (gastrointestinal), general surgery and internal medicine. Upon completion of the expansion Bakersfield Heart Hospital anticipates providing new surgical services in joint replacement, gynecological, ENT and bariatric.

Lease Transaction with HMC Realty.  During July 2007, Harlingen Medical Center (HMC) transferred real property with a net book value of approximately $34.3 million (fair value of $57.8 million) to a newly formed wholly-owned limited liability subsidiary, HMC Realty, LLC (HMC Realty), in exchange for HMC Realty’s assumption of related party and third party debt of approximately $57.8 million. Subsequently, HMC entered into a lease agreement with HMC Realty whereby HMC will lease the real property from HMC Realty for approximately $5.5 million annually for 25 years. Subsequent to the transfer of assets and debt, HMC Realty received capital contributions as described below, and HMC canceled its membership in HMC Realty. The $57.8 million debt assumed by HMC Realty consisted of $2.9 million owed to Valley Baptist Health System (Valley Baptist), $11.3 million owed to the Company for working capital loans, and the assumption of $43.5 million in real estate debt with a third party. The Company converted $9.6 million of the working capital loan with HMC Realty into a 36% interest in HMC Realty.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recapitalization of Harlingen Medical Center.  During the year ended September 30, 2006, HMC entered into two $10.0 million convertible notes with Valley Baptist. The first note could have been voluntarily converted by the health system into a 13.2% ownership interest in HMC after the third anniversary date of issuance, or it could have been automatically converted into an ownership interest in HMC upon the achievement of specified financial targets contained in the debt agreement, up until the third anniversary date of the agreement or the fourth anniversary date of the agreement, if extended by HMC. The second note was convertible into the same ownership interest percentage as the first note at the discretion of the health system after the conversion of the first note. The potential ownership interest in HMC by the health system was capped at 49%. The notes accrued interest at 5% per annum up until the third anniversary date, after which time the interest rate would have been increased to 8% if the notes had not been converted.

During July 2007, the Company elected, along with the original physician investors and Valley Baptist, to allow early conversion of the Valley Baptist notes into an equity interest in HMC (the Recapitalization). Valley Baptist converted $17.1 million of the convertible notes into a 32.1% equity interest in HMC. The remaining $2.9 million was converted into a membership interest in HMC Realty. Prior to the Recapitalization, Harlingen Medical Center had approximately $12.5 million in working capital debt outstanding with the Company. As a result of the Recapitalization, the Company converted $1.2 million of the debt into additional capital in HMC, converted $9.6 million into a membership interest of HMC Realty, and was repaid the remaining balance of the working capital note. As a result of the transactions described above, the Company now owns a 36% interest in HMC, and a 36% interest in HMC Realty. In addition, Valley Baptist holds a 32% interest in Harlingen Medical Center and a 19% interest in HMC Realty, and the remaining ownership interests in both entities are held by unrelated physician investor groups.

Prior to the Recapitalization, the Company consolidated HMC. As a result of the Recapitalization, the Company’s interest in HMC was diluted from 51.0% to 36.0% effective for the fourth quarter of fiscal year 2007. The Company recorded the gain resulting from the change in ownership interest in accordance with SAB Topic 5H. The gain resulted from the difference between the carrying amount of the Company’s investment in HMC prior to the issuance of units and the Company’s equity investment immediately following the issuance of units. The Company determined that recognition of the gain as a capital transaction was appropriate because HMC had historically experienced net losses, and because of uncertainty regarding the possible future occurrence of transactions that may involve further dilution of the Company’s equity interest in HMC. Future issuances of units to third parties, if any, will further dilute the Company’s ownership percentage and may give rise to additional gains or losses based on the offering price in comparison to the carrying value of the Company’s investment.

Purchase of Additional Interests in Hospitals — During June 2008 the Company acquired an additional 14.29% ownership interest in the TexSAn by converting $9.5 million of intercompany debt to equity. Additionally, during September 2008 the Company purchased an additional 3.676% ownership interest in TexSAn for $1.2 million.

During July 2008 the Company purchased an additional 3% interest in the Heart Hospital of New Mexico for $2.5 million.

Diagnostic and Therapeutic Facilities Development — During April 2008 the Company paid $8.5 million to acquire a 27.4% interest in Southwest Arizona Heart and Vascular LLC a joint venture with the Heart Lung Vascular Center of Yuma. The joint venture provides cardiac catheterization lab services to Yuma Regional Medical Center in Arizona.

During February 2008 the Company paid $1.0 million to acquire a 33.33% interest in a joint venture with Solaris Health Systems LLC and individual physician members to manage two cardiac catheterization laboratories located in New Jersey.

During the year ended September 30, 2007, the Company entered into three non-consolidating joint ventures of which the Company owns between 9.2% and 15%.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended September 30, 2006, the Company entered into a business alliance with a medical center in Illinois. Under this agreement, the Company receives fees related to the management of the hospital’s existing cardiovascular program.

Additionally throughout the year ended September 30, 2006, the Company opened five managed ventures throughout the United States. The Company owns 100% of these centers.

6.	Accounts Receivable

Accounts receivable, net, consist of the following:

	September 30,
	2008	2007

Receivables, principally from patients and third-party payors	$131,915	$120,806
Receivables, principally from billings to hospitals for various cardiovascular procedures	3,524	4,630
Amounts due under management contracts	3,745	1,763
Other	3,463	4,058

	142,647	131,257
Less allowance for doubtful accounts	(57,856)	(45,314)

Accounts receivable, net	$84,791	$85,943

Activity for the allowance for doubtful accounts is as follows:

	Year Ended September 30,
	2008	2007

Balance, beginning of year	$45,314	$27,718
Bad debt expense	43,691	51,360
Write-offs, net of recoveries	(31,149)	(33,764)

Balance, end of year	$57,856	$45,314

7.	Property and Equipment

Property and equipment, net, consists of the following:

	September 30,
	2008	2007

Land	$26,457	$24,746
Buildings	224,807	206,041
Equipment	245,999	230,077
Construction in progress	41,533	9,941

Total, at cost	538,796	470,805
Less accumulated depreciation	(215,016)	(200,142)

Property and equipment, net	$323,780	$270,663

Substantially all of the Company’s property and equipment is either pledged as collateral for various long-term obligations or assigned to lenders under the senior secured credit facility as intercompany collateral liens, see Note 9.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments in Affiliates

The Company’s determination of the appropriate consolidation method to follow with respect to investments in affiliates is based on the amount of control it has and the ownership level in the underlying entity. Investments in entities that the Company does not control, but over whose operations the Company has the ability to exercise significant influence (including investments where we have less than 20% ownership), are accounted for under the equity method. The Company also considers FAS Interpretation No. 46, Consolidation of Variable Interest Entities (as amended) (FIN 46R) to determine if the Company is the primary beneficiary of (and therefore should consolidate) any entity whose operations the Company does not control. At September 30, 2008, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method.

Variable Interest Entities

During the year ended September 30, 2007 the Company’s interest in HMC was diluted from 51.0% to 36.0%, see Note 5 for further discussion of this transaction. Prior to the fourth quarter of fiscal 2007 the Company consolidated the results of HMC. Upon dilution, the Company began accounting for HMC as an equity investment as the Company determined that HMC was a variable interest entity as defined by FIN 46(R) and was not the primary beneficiary. HMC is an acute care hospital facility in which the Company acts as manager of the facility and provides support services as necessary.

Investments in unconsolidated affiliates accounted for under the equity method consist of the following:

	Year Ended September 30,
	2008	2007

Avera Heart Hospital of South Dakota	$9,888	$8,856
Harlingen Medical Center	6,635	7,105
HMC Realty, LLC	(11,686)	(11,371)
Southwest Arizona Heart and Vascular, LLC	8,766	—
Other	1,682	1,128

	$15,285	$5,718

The Company’s ownership percentage for each investment accounted for under the equity method is presented in the table below:

Investee	Ownership

Blue Ridge Cardiology Services, LLC(a)(c)	50.0%
Austin Development Holding, Inc.(a)	49.0%
HMC Realty LLC(b)	36.1%
Harlingen Medical Center(b)	35.6%
Tri-County Heart New Jersey LLC(a)(c)	33.3%
Avera Heart Hospital of South Dakota(b)	33.3%
Southwest Arizona Heart and Vascular, LLC(c)	27.4%
Wilmington Heart Services, LLC(a)(c)	15.0%
Central New Jersey Heart Services, LLC(a)(c)	15.0%
Coastal Carolina Heart, LLC(a)(c)	9.2%
Austin MOB Inc.(a)	1.0%

(a)	Included in Other

(b)	Included in the Hospital Division

(c)	Included in MedCath Partners Division

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated deficit includes $10.3 million, $8.1 million, and $6.4 million of undistributed earnings from unconsolidated affiliates accounted for under the equity method for the years ended September 30, 2008, 2007 and 2006, respectively. Distributions received from unconsolidated affiliates accounted for under the equity method were $7.7 million, $3.3 million and $2.8 million during the years ended September 30, 2008, 2007 and 2006, respectively.

The following tables represents summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method

	Year Ended
	September 30,
	2008	2007

Net revenue	$215,707	$97,182
Income from operations	$43,053	$19,497
Net income	$34,005	$12,822

	September 30,
	2008	2007

Current assets	$69,766	$57,802
Long-term assets	$153,479	$87,626
Current liabilities	$28,430	$23,065
Long-term liabilities	$123,215	$65,573

9.	Long-Term Debt

Long-term debt consists of the following:

	September 30,
	2008	2007

Senior Notes	$101,961	$101,961
Notes payable to various lenders	44,415	47,294

	146,376	149,255
Less current portion	(30,748)	(2,857)

Long-term debt	$115,628	$146,398

Senior Notes — During the year ended September 30, 2004, the Company’s wholly-owned subsidiary, MedCath Holdings Corp. (the Issuer), completed an offering of $150.0 million in aggregate principal amount of 9 7 / 8% senior notes (the Senior Notes). The proceeds, net of fees, of $145.5 million were used to repay a significant portion of the Company’s then outstanding debt and obligations under capital leases. The Senior Notes, which mature on July 15, 2012, pay interest semi-annually, in arrears, on January 15 and July 15 of each year. The Senior Notes are redeemable, in whole or in part, at any time on or after July 15, 2008 at a designated redemption amount, plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date. The Company could redeem up to 35% of the aggregate principal amount of the Senior Notes on or before July 15, 2007 with the net cash proceeds from certain equity offerings. In event of a change in control in the Company or the Issuer, the Company must offer to purchase the Senior Notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.

The Senior Notes are general unsecured unsubordinated obligations of the Issuer and are fully and unconditionally guaranteed, jointly and severally, by MedCath Corporation (the Parent) and all wholly owned existing and future domestic subsidiaries of the Issuer (the Guarantors). The guarantees are general unsecured unsubordinated obligations of the Guarantors.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the sale of the assets of The Heart Hospital of Milwaukee and as stipulated by the indenture governing the Senior Notes, during the year ended September 30, 2006, the Company offered to repurchase up to $30.3 million of Senior Notes. The tender offer for the notes expired during the fiscal year and the Company accepted for purchase and paid for $11.9 million principal amount of Senior Notes tendered prior to the expiration of the tender offer. Accordingly, the Company expensed $0.4 million of deferred loan acquisition costs related to this prepayment. This expense is reported as a loss on early extinguishment of debt in the Company’s consolidated statement of operations for the year ended September 30, 2006.

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

Senior Secured Credit Facility — Concurrent with the offering of the Senior Notes, the Issuer entered into a $200.0 million senior secured credit facility (the Senior Secured Credit Facility) with a syndicate of banks and other institutional lenders. The Senior Secured Credit Facility provides for a seven-year term loan facility (the Term Loan) in the amount of $100.0 million and a five-year senior secured revolving credit facility (Revolving Facility) in the amount of $100.0 million, which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans, and is collateralized by patient accounts receivable and certain other assets of the Company. There were no borrowings under the Revolving Facility at September 30, 2008; however, the Company has letters of credit outstanding of $1.7 million, which reduces availability under the Revolving Facility to $98.3 million as of September 30, 2008.

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

The Senior Secured Credit Facility is guaranteed, jointly and severally, by the Parent and all wholly owned existing and future direct and indirect domestic subsidiaries of the Issuer and is secured by a first priority perfected security interest in all of the capital stock or other ownership interests owned by the Issuer in each of its subsidiaries, all other present and future assets and properties of the Parent, the Issuer and the subsidiary guarantors and all the intercompany notes.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended September 30, 2006, the Company made a voluntary prepayment of $58.0 million on the outstanding balance of the Term Loan. Accordingly, the Company expensed approximately $1.0 million of deferred loan acquisition costs related to this prepayment. This expense is reported as a loss on early extinguishment of debt in the Company’s statement of operations for the year ended September 30, 2006. Further, the amortization of principal was revised to quarterly installments of $102,000 for the remaining first five years, with the remaining balance payable in the final two years.

During January 2007, the Company paid off its outstanding $39.9 million Term Loan under the Senior Secured Credit Facility. In connection with the early repayment, the Company wrote off approximately $0.5 million in deferred loan acquisition costs. These costs are reported as a loss on early extinguishment of debt in the Company’s consolidated statement of operations for the year ended September 30, 2007.

During November 2008, the Company amended and restated the Senior Secured Credit Facility (the Amended Credit Facility). The Amended Credit Facility provides for a three-year term loan facility in the amount of $75.0 million (the Amended Term Loan) and a revolving credit facility in the amount of $85.0 million (Revolver), which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. The aggregate amount available under the Amended Credit Facility may be increased by an amount up to $50.0 million. Borrowings under the Amended Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin.

The Amended Credit Facility continues to be guaranteed jointly and severally by the Company and certain of Company’s existing and future, direct and indirect, subsidiaries and continues to be secured by a first priority perfected security interest in all of the capital stock or other ownership interests owned by the Company and subsidiary guarantors in each of their subsidiaries, and, subject to certain exceptions in the credit facility all other present and future assets and properties of the Company and the subsidiary guarantors and all the intercompany notes.

The Amended Credit Facility requires compliance with certain financial covenants including a consolidated senior secured leverage ratio test, a consolidated fixed charge coverage ratio test and a consolidated total leverage ratio test. The Amended Credit Facility also contains customary restrictions on, among other things, our and our subsidiaries’ ability to incur liens; engage in mergers, consolidations and sales of assets; incur debt; declare dividends; redeem stock and repurchase, redeem and/or repay other debt; make loans, advances and investments and acquisitions; and entering into transactions with affiliates.

The Amended Credit Facility contains events of default, including cross-defaults to certain indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, the Company could be required to immediately repay all outstanding amounts under the amended credit facility.

The Company is required to make mandatory prepayments of principal in specified amounts upon the occurrence of certain events identified in the Amended Credit Facility and are permitted to make voluntary prepayments of principal under the Amended Credit Facility. The Amended Term Loan is subject to amortization of

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal in quarterly installments commencing on March 31, 2010. The maturity date of the Amended Term Loan and Revolver is November 10, 2011.

Real Estate Investment Trust (REIT) Loans — As of September 30, 2006, the Company’s REIT Loan balance included the outstanding indebtedness of two hospitals. The interest rates on the outstanding REIT Loans were based on a rate index tied to U.S. Treasury Notes plus a margin that was determined on the completion date of the hospital, and subsequently increased per year by 20 basis points. The principal and interest on the REIT Loans were payable monthly over seven-year terms from the completion date of the hospital using extended period amortization schedules and included balloon payments at the end of the terms. One of the REIT Loans was due in full in October 2006 and therefore, the outstanding balance was included in the current portion of long-term debt and obligations under capital leases as of September 30, 2006. Borrowings under this REIT Loan were collateralized by a pledge of the Company’s interest in the related hospital’s property, equipment and certain other assets. During the first quarter of fiscal 2007, this loan, in the amount of $21.2 million, was repaid in full. The other REIT Loan, which was previously scheduled to mature during the second quarter of fiscal 2006, was refinanced in February 2006. Under the terms of the new financing, the loan requires monthly, interest-only payments for ten years, at which time the loan is due in full. The interest rate on this loan is 8 1 / 2%. Borrowings under this REIT Loan are collateralized by a pledge of the Company’s interest in the related hospital’s property, equipment and certain other assets.

As of September 30, 2006, in accordance with the hospital’s operating agreement and as required by the lender, the Company guaranteed 100% of the obligation of one of its subsidiary hospitals for the bank mortgage loan made under its REIT Loan. As of September 30, 2007, the outstanding REIT Loan was not guaranteed by the Company. The Company received a fee during fiscal 2006 from the minority partners in the subsidiary hospital as consideration for providing a guarantee in excess of the Company’s ownership percentage in the subsidiary hospital, see Note 17. The guarantee expired concurrent with the terms of the related real estate loan and required the Company to perform under the guarantee in the event of the subsidiary hospitals’ failing to perform under the related loan. The total amount of the real estate debt was secured by the subsidiary hospital’s underlying real estate, which was financed with the proceeds from the debt.

At September 30, 2008, the total amount of the REIT loan was $35.3 million. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets.

Convertible Notes — During fiscal 2006, HMC entered into two $10.0 million convertible notes with a third-party health system, Valley Baptist. The first note could be voluntarily converted by the health system into a 13.2% ownership interest in HMC after the third anniversary date or it will automatically be converted into an ownership interest in HMC upon the achievement of specified financial targets of the agreement, up until the third anniversary date of the agreement or the fourth anniversary date of the agreement, if extended by HMC. The second note was convertible into the same ownership interest percentage as the first note at the discretion of the health system after the conversion of the first note. The potential ownership interest in HMC by the health system was capped at 49%. The notes accrued interest at 5% up until the third anniversary date, after which time the interest rate increased to 8% if the notes have not been converted. Interest payments were due quarterly. In accordance with the provisions of EITF 99-1, Accounting for Debt Convertible into the Stock of a Consolidated Subsidiary, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock, the convertible notes were accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the convertible notes had not been accounted for as a separate derivative as of September 30, 2006.

During July 2007, the Company elected, along with the original physician investors and Valley Baptist, to allow early conversion of the notes into an equity interest in HMC. Valley Baptist converted $17.1 million of the convertible loans into a 32.1% equity interest in HMC. The remaining $2.9 million was conveyed to HMC Realty as payment of the real property as a result of the sales-leaseback transaction discussed above. See Note 5 for further discussion of the Recapitalization transaction.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Loan — During the year ended September 30, 2006 HMC entered into a $40.0 million, ten year mortgage loan with a third-party lender. The loan required quarterly, interest-only payments until the maturity date. The interest rate on the loan was 8 3 / 4%. The loan was secured by substantially all the assets of HMC and was subject to certain financial and other restrictive covenants. In addition, the Company guaranteed $10.0 million of the loan balance. The Company received a fee from the minority partners at HMC as consideration for providing a guarantee in excess of the Company’s ownership percentage in HMC, see Note 17. The guarantee expired concurrent with the terms of the related loan and required the Company to perform under the guarantee in the event of HMC’s failure to perform under the related loan.

Notes Payable to Various Lenders — The Company acquired substantially all of the medical and other equipment for its hospitals and certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories under installment notes payable to equipment lenders collateralized by the related equipment. In addition, two facilities in the MedCath Partners division financed leasehold improvements through notes payable collateralized by the leasehold improvements. Amounts borrowed under these notes are payable in monthly installments of principal and interest over a 7 year term with a fixed interest rate at 7.16%. The Company has guaranteed certain of its subsidiary hospitals’ equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals, see Note 17. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan.

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

At September 30, 2008, the total amount of notes payable to various lenders was approximately $9.1 million, of which $5.5 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets. These notes payable contain various covenants and restrictions including the maintenance of specific financial ratios and amounts and payment of dividends.

Debt Covenants — At September 30, 2007, the Company was in violation of a financial covenant under an equipment loan to Heart Hospital of Lafayette, which is guaranteed by MedCath. Heart Hospital of Lafayette is classified as a discontinued operation. Accordingly, the total outstanding balance of this loan has been included in current liabilities of discontinued operations on the Company’s consolidated balance sheet as of September 30, 2007. The Company was in compliance with all covenants in the instruments governing its outstanding debt as of September 30, 2008.

Guarantees of Unconsolidated Affiliate’s Debt — The Company has guaranteed approximately 30% of certain equipment debt of one of the affiliate hospitals in which the Company has a minority ownership interest and therefore does not consolidate the hospital’s results of operations and financial position. The Company provides this guarantee in exchange for a fee from that affiliate hospital, see Note 17. At September 30, 2008, the affiliate hospital was in compliance with all covenants in the instruments governing its debt. Equipment debt guaranteed by the Company was immaterial at September 30, 2008. This guarantee expires concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the affiliate hospital’s failure to perform under the related loans. The total amount of this affiliate hospital’s debt is secured by the hospital’s underlying equipment, which was financed with the proceeds from the debt. Because the Company does not consolidate the affiliate hospital’s results of operations or financial position, neither the assets nor the accompanying liabilities are included in the assets or liabilities on the Company’s consolidated balance sheets.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps — During the year ended September 30, 2006 one of the hospitals in which the Company has a minority interest and consequently accounts for under the equity method, entered into an interest rate swap for purposes of hedging variable interest payments on long term debt outstanding for that hospital. The interest rate swap is accounted for as a cash flow hedge by the hospital whereby changes in the fair value of the interest rate swap flow through comprehensive income of the hospital. The Company recorded its proportionate share of comprehensive income within stockholders’ equity in the consolidated balance sheets based on the Company’s ownership interest in that hospital.

Future Maturities — Presented below are the future maturities of long-term debt at September 30, 2008, inclusive of payments under the Amended Credit Facility, discussed above.

Debt
Fiscal Year	Maturity

2009	$30,748
2010	11,711
2011	16,827
2012	52,514
2013	—
Thereafter	34,576

$146,376

10.	Obligations Under Capital Leases

The Company currently leases several diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware, equipment and certain vehicles under capital leases expiring through fiscal year 2013. Some of these leases contain provisions for annual rental adjustments based on increases in the consumer price index, renewal options, and options to purchase during the lease terms. Amortization of the capitalized amounts is included in depreciation expense. Total assets under capital leases (net of accumulated depreciation of approximately $4.6 million and $6.7 million) at September 30, 2008 and 2007, respectively, are approximately $3.7 million and $3.6 million, respectively, and are included in property and equipment on the consolidated balance sheets. Lease payments during the years ended September 30, 2008, 2007, and 2006 were $1.5 million, $1.8 million and $2.7 million, respectively, and include interest of approximately $0.2 million, $0.2 million, and $0.3 million, respectively.

Future minimum lease payments at September 30, 2008 are as follows:

Minimum
Fiscal Year	Lease Payment

2009	$1,285
2010	796
2011	734
2012	517
2013	216

Total future minimum lease payments	3,548
Less amounts representing interest	(289)

Present value of net minimum lease payments	3,259
Less current portion	(1,172)

$2,087

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Liability Insurance Coverage

During June 2006, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division. During June 2007, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $3.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division. During June 2008, the Company entered into a new one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division.

Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of September 30, 2008 and September 30, 2007, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $4.6 million and $4.1 million, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events. Due to the considerable variability that is inherent in such estimates, including such factors as changes in medical costs and changes in actual experience, there is a reasonable possibility that the recorded estimates will change by a material amount in the near term. Also, there can be no assurance that the ultimate liability will not exceed the Company’s estimates.

In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $3.2 million as of September 30, 2008 and September 30, 2007 which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on historical experience with claims. The Company maintained commercial stop loss coverage for health and dental insurance program of $150,000 per plan participant through June 30, 2008, at which time the commercial stop loss coverage per plan participant increased $25,000 to $175,000.

12.	Commitments and Contingencies

Operating Leases — The Company currently leases several cardiac diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware equipment, certain vehicles and land under noncancelable operating leases expiring through fiscal year 2017. Total rent expense under noncancelable rental commitments was approximately $2.6 million, $2.3 million and $2.8 million for the years ended September 30, 2008, 2007 and 2006, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

The approximate future minimum rental commitments under noncancelable operating leases as of September 30, 2008 are as follows:

Rental
Fiscal Year	Commitment

2009	$2,075
2010	1,211
2011	571
2012	427
2013	375
Thereafter	410

$5,069

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through September 30, 2008. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

A joint venture in our Partners Division provides cardiac care services to a hospital pursuant to a management and services agreement. The joint venture and the hospital disagreed regarding the interpretation of certain provisions in the management and services agreement. During August 2008 the two parties reached an agreement as to settlement, resulting in the Company recording a liability of $0.7 million which is included within accrued liabilities in the consolidated balance sheet at September 30, 2008. During November 2008 the entire settlement amount was paid by the Company.

The U.S. Department of Justice, or DOJ, conducted an investigation of a clinical trial conducted at one of our hospitals. The investigation concerned alleged improper federal healthcare program billings from 1998-2002 because certain endoluminal graft devices were implanted either without an approved investigational device exception or outside of the approved protocol. The DOJ reached a settlement under the False Claims Act with the medical practice whose physicians conducted the clinical trial. The hospital entered into an agreement with the DOJ under which it paid $5.8 million to the United States to settle, and obtain a release from any federal civil false claims related to DOJ’s investigation. The settlement and release cover both the hospital and the physician who conducted the clinical trial, and does not include any finding of wrong doing or any admission of liability. The Company recorded a $5.8 million reduction in net revenue for the year ended September 30, 2007, to establish a reserve for repayment of a portion of Medicare reimbursement related to hospital inpatient services provided to patients from 1998-2002 in accordance with SFAS No. 5, Accounting for Contingences . The $5.8 million settlement was paid to the United States in November 2007.

Commitments — On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (FIN No. 45-3). FIN No. 45-3 amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), guaranteeing that the revenue of the business for a specified period will be at least a specified amount. Under FIN No. 45-3, the accounting requirements of FIN No. 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN No. 45, is required for all interim and annual periods beginning after January 1, 2006. Some of the Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care and anesthesiology services, among other services. These guarantees extend for the duration of the underlying service agreements. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $7.3 million through July 2011 as of September 30, 2008. At September 30, 2008 the Company has recorded a liability of $6.2 million for the fair value of these guarantees, of which $3.7 million is in other accrued liabilities and $2.5 million is in other long term obligations. Additionally, the Company has recorded an asset of $6.1 million representing the futures services to be provided by the physicians, of which $3.6 million is in prepaid expenses and other current assets and $2.5 million is in other assets.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended September 30,
	2008	2007	2006

Current tax expense (benefit):
Federal	$5,680	$17,861	$(2,376)
State	3,300	3,461	1,502

Total current tax expense (benefit)	8,980	21,322	(874)
Deferred tax expense (benefit):
Federal	2,365	(7,864)	5,859
State	(758)	(1,555)	(1,445)

Total deferred tax expense (benefit)	1,607	(9,419)	4,414

Total income tax expense	$10,587	$11,903	$3,540

The components of net deferred taxes are as follows:

	Year Ended
	September 30,
	2008	2007

Deferred tax liabilities:
Property and equipment	$20,227	$24,569
Equity investments	1,844	1,533
Management contracts	1,225	1,016
Gain on sale of partnership units	2,461	2,461
Other	253	1,077

Total deferred tax liabilities	26,010	30,656

Deferred tax assets:
Net operating and economic loss carryforward	4,356	4,252
Basis difference in investment in subsidiaries	4,636	6,748
Allowances for doubtful accounts and other reserves	6,946	9,172
Accrued liabilities	2,924	3,152
Intangibles	100	267
Share-based compensation expense	6,081	7,333
Impairment of assets	—	1,486
Other	547	1,427

Total deferred tax assets	25,590	33,837
Valuation allowance	(2,163)	(2,810)

Net deferred tax asset (liability)	$(2,583)	$371

As of September 30, 2008 and 2007, the Company had recorded a valuation allowance of $2.2 million and $2.8 million, respectively, primarily related to state net operating loss carryforwards. The valuation allowance decreased by approximately $0.6 million during the year ended September 30, 2008 due to current year income incurred in certain states.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has state net operating loss carryforwards of approximately $108.2 million that began to expire in 2008.

The differences between the U.S. federal statutory tax rate and the effective rate are as follows.

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	4.2%	7.2%	7.1%
Share-based compensation expense	1.5%	1.7%	2.1%
Penalties	—	1.1%	—
Other non-deductible expenses and adjustments	1.8%	(1.2)%	3.7%

Effective income tax rate	42.5%	43.8%	47.9%

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, effective October 1, 2007. As a result of the implementation, the Company recognized a $0.3 million net increase to the reserves for uncertain tax positions. This increase was accounted for as a cumulative effect adjustment and recognized as a reduction in beginning retained earnings in the consolidated balance sheet. Including the cumulative effect adjustment, the Company had approximately $2.4 million of unrecognized tax benefits as of October 1, 2007 and $1.2 million as of September 30, 2008. Of the balance at September 30, 2008, $0.5 million represented the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company includes interest related to tax issues as part of interest expense in the consolidated financial statements. The Company records applicable penalties, if any, related to tax issues within the income tax provision. The Company had $0.2 million and $0.4 million accrued for interest as of October 1, 2007 and September 30, 2008, respectively. The interest impact for the unrecognized tax liabilities was $0.2 million to the consolidated financial results for fiscal 2008. There were no penalties recorded for the unrecognized tax benefits.

Following is a reconciliation of the Company’s unrecognized tax benefits:

Balance at October 1, 2007	$2,424
Additions based on tax positions related to the current year	—
Additions based on tax positions of prior years	640
Settlements	—
Reductions for positions of prior years	(1,830)

Balance at September 30, 2008	$1,234

Due to the utilization of all federal net operating losses in the past three years, the Company may be subject to examination by the Internal Revenue Service (IRS) back to September 30, 2000. In addition, the Company files income tax returns in multiple states and local jurisdictions. Generally, the Company is subject to state and local

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

audits going back to years ended September 30, 2004; however, due to existing net operating loss carryforwards, the IRS can audit back to September 30, 1998 and September 30, 1999 in a few significant states.

In the ordinary course of the Company’s business there are transactions where the ultimate tax determination is uncertain. The Company believes that is has adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. If an ultimate tax assessment exceeds the Company’s estimate of tax liabilities, an additional charge to expense would result.

14.	Per Share Data

The calculation of diluted earnings (loss) per share considers the potential dilutive effect of options to purchase 1,776,837, 1,727,112, and 2,070,472 shares of common stock at prices ranging from $9.95 to $33.05, which were outstanding at September 30, 2008, 2007 and 2006, respectively, as well as 123,982 and 193,982 shares of restricted stock which were outstanding at September 30, 2008 and 2007, respectively. Of the outstanding stock options, 947,000, 135,000, and 208,500 options have not been included in the calculation of diluted earnings (loss) per share at September 30, 2008, 2007 and 2006, respectively, because the options were anti-dilutive.

15.	Stock Compensation Plans

On July 28, 1998, the Company’s board of directors adopted a stock option plan (the 1998 Stock Option Plan) under which it may grant incentive stock options and nonqualified stock options to officers and other key employees. Under the 1998 Stock Option Plan, the board of directors may grant option awards and determine the option exercise period, the option exercise price, and other such conditions and restrictions on the grant or exercise of the option as it deems appropriate. The 1998 Stock Option Plan provides that the option exercise price may not be less than the fair value of the common stock as of the date of grant and that the options may not be exercised more than ten years after the date of grant. Options that have been granted during the years ended September 30, 2008, 2007 and 2006 were granted at an option exercise price equal to or greater than fair market value of the underlying stock at the date of the grant and become exercisable on grading and fixed vesting schedules ranging from 4 to 8 years subject to certain performance acceleration features. As further discussed in Note 2, effective September 30, 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees, subject to a Restriction Agreement. At September 30, 2008, the maximum number of shares of common stock, which can be issued through awards granted under the 1998 Option Plan is 3,000,000, of which 754,637 are outstanding as of September 30, 2008. Per the 1998 Stock Option Plan agreement options may no longer be granted as of July 31, 2008.

On July 23, 2000, the Company adopted an outside director’s stock option plan (the Director’s Plan) under which nonqualified stock options may be granted to non-employee directors. Under the Director’s Plan, grants of 2,000 options were granted to each new director upon becoming a member of the board of directors and grants of 2,000 options were made to each continuing director on October 1, 1999 (the first day of the fiscal year ended September 30, 2000). Effective September 15, 2000, the Director’s Plan was amended to increase the number of options granted for future awards from 2,000 to 3,500. Further, effective September 30, 2007, the Director’s Plan was amended to increase the number of options granted for future awards from 3,500 to 8,000. All options granted under the Director’s Plan through September 30, 2008 have been granted at an exercise price equal to or greater than the fair market value of the underlying stock at the date of the grant. Options are exercisable immediately upon the date of grant and expire ten years from the date of grant. Effective March 5, 2008, the Director’s Plan was amended to increase the maximum number of common stock shares which can be issued under the Director’s Plan by 300,000. The maximum number of shares of common stock which can be issued through awards granted under the Director’s Plan is 550,000, of which 206,000 are outstanding as of September 30, 2008.

Effective October 1, 2005, the Company adopted the MedCath Corporation 2006 Stock Option and Award Plan (the Stock Plan), which provides for the issuance of stock options, restricted stock and restricted stock units to employees of the Company. The Stock Plan is administered by the compensation committee of the board of

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors, who has the authority to select the employees eligible to receive awards. This committee also has the authority under the Stock Plan to determine the types of awards, select the terms and conditions attached to all awards, and, subject to the limitation on individual awards in the Stock Plan, determine the number of shares to be awarded. At September 30, 2008, the maximum number of shares of common stock which can be issued through awards granted under the Stock Plan is 1,750,000 of which 940,182 are outstanding as of September 30, 2008.

Stock options granted to employees under the Stock Plan have an exercise price per share that represents the fair market value of the common stock of the Company on the respective dates that the options are granted. The options expire ten years from the grant date, are fully vested as of the date of grant, and are exercisable at any time. Subsequent to the exercise of stock options, the shares of stock acquired upon exercise may be subject to certain sale restrictions depending on the optionee’s employment status and length of time the options were held prior to exercise.

Activity for the Company’s stock compensation plans during the years ended September 30, 2008, 2007 and 2006 was as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price

Outstanding options, September 30, 2005	2,409,618	$13.50
Granted	1,070,500	20.98
Exercised	(597,363)	11.72
Cancelled	(380,283)	12.79
Forfeited	(432,000)	9.72

Outstanding options, September 30, 2006	2,070,472	$18.80
Granted	243,000	29.22
Exercised	(411,146)	14.03
Cancelled	(175,214)	22.95

Outstanding options, September 30, 2007	1,727,112	$19.11
Granted	480,000	24.51
Exercised	(269,996)	15.99
Cancelled	(160,279)	26.93

Outstanding options, September 30, 2008	1,776,837	$22.15

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information for options outstanding and exercisable at September 30, 2008:

Options Outstanding and Exercisable
	Number of
	Options	Weighted-	Weighted-
	Outstanding	Average	Average
Range of	and	Remaining	Exercise
Prices	Exercisable	Life (years)	Price

9.95 - 15.80	157,137	6.00	$13.55
15.91 - 18.26	99,200	6.95	16.27
19.00 - 20.07	173,000	7.34	19.28
20.56 - 21.49	526,000	7.50	21.45
21.66 - 22.50	338,000	7.62	22.42
23.25 - 27.71	317,500	8.64	26.41
27.80 - 30.24	91,000	8.37	29.29
30.35 - 33.05	75,000	8.51	31.55

$ 9.95 - 33.05	1,776,837	7.62	$22.15

Under SFAS No. 123-R, share-based compensation expense recognized for the fiscal years ended September 30, 2008, 2007 and 2006 was $5.0 million, $4.3 million and $13.2 million, respectively. The associated tax benefits related to the compensation expense recognized for fiscal 2008, 2007 and 2006 was $2.0 million, $1.9 million and $6.3 million, respectively. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the period as all such options vest immediately. The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2008, 2007 and 2006 was $10.53, $12.80 and $11.55, respectively. The total intrinsic value of options exercised during fiscal 2008 and 2007 was $1.4 million and $5.5 million, respectively and the total intrinsic value of options outstanding at September 30, 2008 was $(7.5) million.

During the year ended September 30, 2006, the Company granted to employees 270,836 shares of restricted stock units, which vest at various dates through March 2009. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. Unamortized compensation expense related to restricted stock units amounted to $0.3 million, $1.8 million and $3.5 million at September 30, 2008, 2007 and 2006, respectively.

Activity for the Company’s restricted stock units issued under the Stock Plan during the years ended September 30, 2008, 2007 and 2006 was as follows:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Exercise Price

Outstanding restricted stock units, September 30, 2005	—	$—
Granted	270,836	19.94
Cancelled	(54,001)	20.50

Outstanding restricted stock units, September 30, 2006	216,835	$19.80
Cancelled	(22,853)	20.50

Outstanding restricted stock units, September 30, 2007	193,982	$19.72
Exercised	(21,448)	20.50
Cancelled	(48,552)	20.50

Outstanding restricted stock units, September 30, 2008	123,982	$19.28

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Employee Benefit Plan

The Company has a defined contribution retirement savings plan (the 401(k) Plan) which covers all employees. The 401(k) Plan allows employees to contribute from 1% to 50% of their annual compensation on a pre-tax basis. The Company, at its discretion, may make an annual contribution of up to 40% of an employee’s pretax contribution, up to a maximum of 6% of compensation. This annual contribution percentage was increased to 40% for the year ended September 30, 2008 from 30% for the year ended September 30, 2007. The Company’s contributions to the 401(k) Plan for the years ended September 30, 2008, 2007 and 2006 were approximately $2.3 million, $1.7 million and $1.3 million, respectively.

17.	Related Party Transactions

During the years ended September 30, 2007 and 2006 the Company incurred $0.1 million in insurance and related risk management fees to its principal stockholders and their affiliates. No amounts were incurred in insurance and related risk management fees to its principal stockholders and their affiliates during the year ended September 30, 2008. In addition, $0.1 million was paid to a director for consulting fees during the year ended September 30, 2006. No consulting fees were paid to any directors during the years ended September 30, 2008 and 2007.

As compensation for the Company’s guarantee of certain unconsolidated affiliate hospitals long term debt, the Company receives a debt guarantee fee; see Note 9 for further discussion. Debt guarantee fees recorded in net revenues in the consolidated statement of operations were $0.4 million, $0.5 million and $0.7 million for the years ended September 30, 2008, 2007 and 2006, respectively. Additionally the Company receives a management fee from unconsolidated affiliates. Management fees recorded within net revenues in the consolidated statement of operations were $6.0 million, $3.6 million, and $3.0 million for the years ended September 30, 2008, 2007 and 2006, respectively.

At September 30, 2008 and 2007 the Company had $1.9 million and $2.6 million of outstanding fees recorded within prepaid expenses and other current assets in the consolidated balance sheets primarily related to management, insurance and legal fees charged to unconsolidated affiliates, see Note 8 for further discussion regarding unconsolidated affiliates of the Company.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Summary of Quarterly Financial Data (Unaudited)

Summarized quarterly financial results were as follows:

	Year Ended September 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$148,850	$157,098	$157,086	$150,921
Operating expenses	138,694	141,713	143,035	145,764
Income from operations	10,156	15,385	14,051	5,157
Income from continuing operations	2,618	5,977	5,348	377
Income (loss) from discontinued operations	446	(292)	6,424	92
Net income	$3,064	$5,685	$11,772	$469
Earnings per share, basic
Continuing operations	$0.13	$0.30	$0.27	$0.02
Discontinued operations	0.01	(0.01)	0.33	0.00

Earnings per share, basic	$0.14	$0.29	$0.60	$0.02

Earnings per share, diluted
Continuing operations	$0.12	$0.30	$0.27	$0.02
Discontinued operations	0.01	(0.01)	0.33	0.00

Earnings per share, diluted	$0.13	$0.29	$0.60	$0.02

Weighted average number of shares, basic	21,028	19,841	19,524	19,590
Dilutive effect of stock options and restricted stock	263	121	107	65

Weighted average number of shares, diluted	21,291	19,962	19,631	19,655

	Year Ended September 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$160,387	$176,640	$178,492	$145,084
Operating expenses	150,904	161,071	158,461	130,679
Income from operations	9,483	15,569	20,031	14,405
Income (loss) from continuing operations	(361)	4,729	8,429	2,454
Income (loss) from discontinued operations	(4,535)	1,521	836	(1,546)
Net income (loss)	$(4,896)	$6,250	$9,265	$908
Earnings (loss) per share, basic
Continuing operations	$(0.02)	$0.23	$0.40	$0.12
Discontinued operations	$(0.22)	$0.07	0.04	(0.06)

Earnings (loss) per share, basic	$(0.24)	$0.30	$0.44	$0.06

Earnings (loss) per share, diluted
Continuing operations	$(0.02)	$0.22	$0.38	$0.13
Discontinued operations	$(0.22)	$0.07	0.04	(0.06)

Earnings (loss) per share, diluted	$(0.24)	$0.29	$0.42	$0.07

Weighted average number of shares, basic	20,121	21,019	21,144	21,202
Dilutive effect of stock options and restricted stock	—	625	682	579

Weighted average number of shares, diluted	20,121	21,644	21,826	21,781

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Reportable Segment Information

The Company’s reportable segments consist of the Hospital Division and the MedCath Partners Division. The Hospital Division consists of freestanding, licensed general acute care hospitals that provide a wide range of health services with a focus on cardiovascular care. MedCath Partners Division consists of cardiac diagnostic and therapeutic facilities that are either freestanding or located within unrelated hospitals. MedCath Partners Division provides management services to facilities or operates facilities directly on a contracted basis.

There is no aggregation of operating segments within each reportable segment. The Company believes these reportable business segments properly align the various operations of the Company with how the chief operating decision maker views the business. The Company’s chief operating decision maker regularly reviews financial information about each of these reportable business segments in deciding how to allocate resources and evaluate performance.

Financial information concerning the Company’s operations by each of the reportable segments as of and for the years ended September 30 are as follows:

	Year Ended September 30,
	2008	2007	2006

Net revenue:
Hospital Division	$568,625	$610,008	$590,423
MedCath Partners Division	42,929	48,337	51,269
Corporate and other	2,401	2,258	2,725

Consolidated totals	$613,955	$660,603	$644,417

Income (loss) from operations:
Hospital Division	$68,726	$64,132	$56,644
MedCath Partners Division	5,928	8,634	9,843
Corporate and other	(29,905)	(13,278)	(24,910)

Consolidated totals	$44,749	$59,488	$41,577

Depreciation and amortization:
Hospital Division	$25,232	$25,703	$27,019
MedCath Partners Division	4,816	5,677	5,884
Corporate and other	773	487	729

Consolidated totals	$30,821	$31,867	$33,632

Interest expense (income) including intercompany, net:
Hospital Division	$19,955	$29,408	$34,296
MedCath Partners Division	(18)	(67)	40
Corporate and other	(7,589)	(14,898)	(7,862)

Consolidated totals	$12,348	$14,443	$26,474

Capital expenditures:
Hospital Division	$78,862	$31,340	$15,464
MedCath Partners Division	1,890	855	8,759
Corporate and other	3,891	4,182	2,957

Consolidated totals	$84,643	$36,377	$27,180

	September 30,
	2008	2007

Aggregate identifiable assets:
Hospital Division	$546,665	$542,827
MedCath Partners Division	38,719	34,021
Corporate and other	68,072	101,719

Consolidated totals	$653,456	$678,567

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

MEDCATH CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2008

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Current assets:
Cash and cash equivalents	$—	$—	$43,164	$51,010	$—	$94,174
Accounts receivable, net	—	—	5,490	79,301	—	84,791
Other current assets	—	—	34,488	20,625	(13,136)	41,977
Current assets of discontinued operations	—	—	159	18,834	(159)	18,834

Total current assets	—	—	83,301	169,770	(13,295)	239,776
Property and equipment, net	—	—	18,028	305,752	—	323,780
Investments in subsidiaries	369,596	369,596	76,385	(62)	(815,515)	—
Goodwill	—	—	60,174	—	—	60,174
Intercompany notes receivable	—	—	234,025	—	(234,025)	—
Other long-term assets	—	—	23,230	6,496	—	29,726

Total assets	$369,596	$369,596	$495,143	$481,956	$(1,062,835)	$653,456

Current liabilities:
Accounts payable	$—	$—	$460	$41,279	$—	$41,739
Accrued compensation and benefits	—	—	4,579	12,306	—	16,885
Other current liabilities	—	—	5,094	32,176	(13,136)	24,134
Current portion of long-term debt and obligations under capital leases	—	—	27,261	4,659	—	31,920
Current liabilities of discontinued operations	—	—	—	10,153	(159)	9,994

Total current liabilities	—	—	37,394	100,573	(13,295)	124,672
Long-term debt	—	—	74,991	40,637	—	115,628
Obligations under capital leases	—	—	47	2,040	—	2,087
Intercompany notes payable	—	—	—	234,025	(234,025)	—
Deferred income tax liabilities	—	—	12,352	—	—	12,352
Other long-term obligations	—	—	763	3,691	—	4,454

Total liabilities	—	—	125,547	380,966	(247,320)	259,193
Minority interest in equity of consolidated subsidiaries	—	—	—	—	24,667	24,667
Total stockholders’ equity	369,596	369,596	369,596	100,990	(840,182)	369,596

Total liabilities and stockholders’ equity	$369,596	$369,596	$495,143	$481,956	$(1,062,835)	$653,456

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEDCATH CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Current assets:
Cash and cash equivalents	$—	$—	$80,044	$60,232	$—	$140,276
Accounts receivable, net	—	—	5,372	80,571		85,943
Other current assets	—	—	23,529	15,804	(6,819)	32,514
Current assets of discontinued operations	—	—	14,470	21,810	(13,448)	22,832

Total current assets	—	—	123,415	178,417	(20,267)	281,565
Property and equipment, net	—	—	17,434	253,229	—	270,663
Investments in subsidiaries	385,624	385,624	64,167	(62)	(835,353)	—
Goodwill	—	—	62,740	—	—	62,740
Intercompany notes receivable	—	—	205,478	—	(205,478)	—
Other long-term assets	—	—	15,045	3,652	—	18,697
Long-term assets of discontinued operations	—	—	34,470	44,902	(34,470)	44,902

Total assets	$385,624	$385,624	$522,749	$480,138	$(1,095,568)	$678,567

Current liabilities:
Accounts payable	$—	$—	$1,087	$29,846	$—	$30,933
Income tax payable	—	—	10,552	—	—	10,552
Accrued compensation and benefits	—	—	6,617	11,950	—	18,567
Other current liabilities	—	—	4,077	16,141	(6,797)	13,421
Current portion of long-term debt and obligations under capital leases	—	—	473	3,616	—	4,089
Current liabilities of discontinued operations	—	—	—	38,432	(13,470)	24,962

Total current liabilities	—	—	22,806	99,985	(20,267)	102,524
Long-term debt	—	—	101,904	44,494	—	146,398
Obligations under capital leases	—	—	397	1,396	—	1,793
Intercompany notes payable	—	—	—	205,478	(205,478)	—
Deferred income tax liabilities	—	—	12,018	—	—	12,018
Other long-term obligations	—	—	—	460	—	460
Long-term liabilities of discontinued operations	—	—	—	34,483	(34,470)	13

Total liabilities	—	—	137,125	386,296	(260,215)	263,206
Minority interest in equity of consolidated subsidiaries	—	—	—	—	29,737	29,737
Total stockholders’ equity	385,624	385,624	385,624	93,842	(865,090)	385,624

Total liabilities and stockholders’ equity	$385,624	$385,624	$522,749	$480,138	$(1,095,568)	$678,567

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEDCATH CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended September 30, 2008
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$29,350	$591,656	$(7,051)	$613,955
Total operating expenses	—	—	62,300	513,957	(7,051)	569,206

Income (loss) from operations	—	—	(32,950)	77,699	—	44,749
Interest expense	—	—	(10,266)	(4,034)	—	(14,300)
Interest and other income (expense), net	—	—	17,852	(15,809)	—	2,043
Equity in net earnings of unconsolidated affiliates	20,990	20,990	57,586	—	(91,675)	7,891

Income from continuing operations before minority interest, income taxes and discontinued operations	20,990	20,990	32,222	57,856	(91,675)	40,383
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(15,476)	(15,476)

Income from continuing operations before income taxes and discontinued operations	20,990	20,990	32,222	57,856	(107,151)	24,907
Income tax expense	—	—	10,043	544	—	10,587

Income from continuing operations	20,990	20,990	22,179	57,312	(107,151)	14,320
Income (loss) from discontinued operations, net of taxes	—	—	(1,189)	7,859	—	6,670

Net income	$20,990	$20,990	$20,990	$65,171	$(107,151)	$20,990

	Year Ended September 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$29,841	$637,295	$(6,533)	$660,603
Total operating expenses	—	—	45,970	561,678	(6,533)	601,115

Income (loss) from operations	—	—	(16,129)	75,617	—	59,488
Interest expense	—	—	(13,420)	(8,648)	—	(22,068)
Loss on early extinguishment of debt	—	—	(9,781)	(150)	—	(9,931)
Interest and other income (expense), net	—	—	28,400	(20,557)	—	7,843
Equity in net earnings of unconsolidated affiliates	11,527	11,527	34,629	—	(51,944)	5,739

Income from continuing operations before minority interest, income taxes and discontinued operations	11,527	11,527	23,699	46,262	(51,944)	41,071
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(13,917)	(13,917)

Income from continuing operations before income taxes and discontinued operations	11,527	11,527	23,699	46,262	(65,861)	27,154
Income tax expense	—	—	11,903	—	—	11,903

Income from continuing operations	11,527	11,527	11,796	46,262	(65,861)	15,251
Loss from discontinued operations, net of taxes	—	—	(269)	(3,455)	—	(3,724)

Net income	$11,527	$11,527	$11,527	$42,807	$(65,861)	$11,527

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEDCATH CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended September 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	MedCath

Net revenue	$—	$—	$30,047	$621,286	$(6,916)	$644,417
Total operating expenses	—	—	58,609	551,147	(6,916)	602,840

Income (loss) from operations	—	—	(28,562)	70,139	—	41,577
Interest expense	—	—	(21,221)	(11,521)	—	(32,742)
Interest and other income (expense), net	—	—	30,357	(22,633)	—	7,724
Equity in net earnings of unconsolidated affiliates	12,576	12,576	41,333	—	(61,566)	4,919

Income from continuing operations before minority interest, income taxes and discontinued operations	12,576	12,576	21,907	35,985	(61,566)	21,478
Minority interest share of earnings of consolidated subsidiaries	—	—	—	—	(14,080)	(14,080)

Income from continuing operations before income taxes and discontinued operations	12,576	12,576	21,907	35,985	(75,646)	7,398
Income tax expense	—	—	3,540	—	—	3,540

Income from continuing operations	12,576	12,576	18,367	35,985	(75,646)	3,858
Income (loss) from discontinued operations, net of taxes	—	—	(5,791)	14,509	—	8,718

Net income	$12,576	$12,576	$12,576	$50,494	$(75,646)	$12,576

MEDCATH CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath

Net cash (used in) provided by operating activities	$—	$57,657	$(32,829)	$27,180	$52,008
Net cash (used in) provided by investing activities	—	(54,586)	13,759	35,002	(5,805)
Net cash provided by (used in) financing activities	—	(39,952)	24,126	(62,202)	(78,028)

(Decrease) increase in cash and cash equivalents	—	(36,881)	5,056	—	(31,825)
Cash and cash equivalents:
Beginning of period	—	80,044	63,849	—	143,893

End of period	$—	$43,163	$68,905	$—	$112,068

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEDCATH CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by (used in) operating activities	$—	$(13,958)	$72,183	$—	$58,225
Net cash provided by (used in) investing activities	(7,883)	(29,539)	948	7,883	(28,591)
Net cash provided by (used in) financing activities	7,883	(54,431)	(25,685)	(7,883)	(80,116)

Decrease in cash and cash equivalents	—	(97,928)	47,446	—	(50,482)
Cash and cash equivalents:
Beginning of year	—	177,972	16,403	—	194,375

End of year	$—	$80,044	$63,849	$—	$143,893

	Year Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	MedCath

Net cash provided by operating activities	$—	$6,539	$59,095	$—	$65,634
Net cash provided by (used in) investing activities	(9,196)	56,191	(20,373)	(16,558)	10,064
Net cash provided by (used in) financing activities	9,196	(7,587)	(40,332)	16,558	(22,165)

Increase in cash and cash equivalents	—	55,143	(1,610)	—	53,533
Cash and cash equivalents:
Beginning of year	—	122,829	18,013	—	140,842

End of year	$—	$177,972	$16,403	$—	$194,375

21.	Treasury Stock

During the year ended September 30, 2007, the board of directors approved a stock repurchase program of up to $59.0 million. During the year ended September 30, 2008 1,885,461 million shares of common stock, with a total cost of $44.4 million, have been repurchased by the Company under this program.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Supplemental Cash Flow Disclosures

Supplemental disclosures of cash flow information for the years ended September 30, 2008, 2007 and 2006 are presented below.

	Year Ended September 30,
	2008	2007	2006

Supplemental disclosure of cash flow information:
Interest paid	$14,725	$23,065	$30,494
Income taxes paid	$26,777	$10,927	$2,550
Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$1,582	$1,645	$—
Accrued capital expenditures	$15,185	$—	$—
Subsidiary stock issued in exchange for services at fair market value	$—	$240	$—

23.	Subsequent Events

During November 2008 the Company amended the Senior Secured Credit Facility, see Note 9 for further discussion of this transaction.

During December 2008 the Senior Notes were paid in full, including a repurchase premium of $5.0 million, with the Amended Term Loan and available cash.

INDEPENDENT AUDITORS’ REPORT

To Heart Hospital of South Dakota, LLC:

We have audited the accompanying balance sheets of Heart Hospital of South Dakota, LLC (the “Company”) as of September 30, 2008 and 2007, and the related statements of income, members’ capital, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

December 15, 2008

HEART HOSPITAL OF SOUTH DAKOTA, LLC

BALANCE SHEETS
(In thousands)

	September 30,
	2008	2007

Current assets:
Cash	$16,542	$14,159
Accounts receivable, net	7,081	7,208
Medical supplies	1,202	1,112
Prepaid expenses and other current assets	1,323	362

Total current assets	26,148	22,841
Property and equipment, net	33,360	32,745
Other assets	1,426	427

Total assets	$60,934	$56,013

Current liabilities:
Accounts payable	$2,946	$2,601
Accrued compensation and benefits	2,871	2,431
Accrued property taxes	697	732
Other accrued liabilities	1,162	109
Current portion of long-term debt	1,739	2,272

Total current liabilities	9,415	8,145
Long-term debt	19,967	21,019
Other long-term obligations	1,888	282

Total liabilities	31,270	29,446
Members’ capital	29,664	26,567

Total liabilities and members’ capital	$60,934	$56,013

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF INCOME
(In thousands)

	Year Ended September 30,
	2008	2007	2006

Net revenue	$67,041	$66,342	$61,345
Operating expenses:
Personnel expense	22,308	21,246	19,372
Medical supplies expense	14,627	15,917	14,367
Bad debt expense	1,036	1,721	939
Other operating expenses	9,365	9,979	9,333
Depreciation	2,139	1,915	2,504
Loss on disposal of property, equipment and other assets	140	33	8

Total operating expenses	49,615	50,811	46,523

Income from operations	17,426	15,531	14,822
Other income (expenses):
Interest expense	(1,441)	(1,711)	(1,845)
Interest and other income, net	453	617	501

Total other expenses, net	(988)	(1,094)	(1,344)

Net income	$16,438	$14,437	$13,478

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF MEMBERS’ CAPITAL
(In thousands)

				Accumulated Other
	Sioux Falls			Comprehensive Income (Loss)
	Hospital	North Central		Sioux Falls	North Central
	Management,	Heart Institute	Avera	Hospital	Heart Institute	Avera
	Inc.	Holdings, PLLC	McKennan	Management, Inc.	Holdings, PLLC	McKennan	Total

Balance, September 30, 2005	$5,591	$5,590	$5,591	$50	$50	$50	$16,922
Distributions to members	(2,648)	(2,647)	(2,647)	—	—	—	(7,942)
Comprehensive income:
Net income	4,493	4,493	4,492	—	—	—	13,478
Change in fair value of interest rate swap	—	—	—	(124)	(124)	(124)	(372)

Total comprehensive income							13,106

Balance, September 30, 2006	$7,436	$7,436	$7,436	$(74)	$(74)	$(74)	$22,086
Distributions to members	(3,299)	(3,299)	(3,298)	—	—	—	(9,896)
Comprehensive income:
Net income	4,813	4,812	4,812	—	—	—	14,437
Change in fair value of interest rate swap	—	—	—	(20)	(20)	(20)	(60)

Total comprehensive income							14,377

Balance, September 30, 2007	$8,950	$8,949	$8,950	$(94)	$(94)	$(94)	$26,567
Distributions to members	(4,254)	(4,253)	(4,253)	—	—	—	(12,760)
Comprehensive income:
Net income	5,480	5,479	5,479	—	—	—	16,438
Change in fair value of interest rate swap	—	—	—	(194)	(194)	(193)	(581)

Total comprehensive income							15,857

Balance, September 30, 2008	$10,176	$10,175	$10,176	$(288)	$(288)	$(287)	$29,664

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2008	2007	2006

Net income	$16,438	$14,437	$13,478
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1,036	1,721	939
Depreciation	2,139	1,915	2,504
Amortization of loan acquisition costs	39	38	66
Loss on disposal of property, equipment and other assets	140	33	8
Change in assets and liabilities that relate to operations:
Accounts receivable	(909)	(1,706)	(1,938)
Medical supplies	(90)	218	(143)
Prepaid expenses and other assets	(87)	(71)	10
Accounts payable and accrued liabilities	117	1,055	(456)
Due to affiliates	—	40	—

Net cash provided by operating activities	18,823	17,680	14,468
Investing activities:
Purchases of property and equipment	(2,112)	(1,240)	(1,291)
Proceeds from sale of property and equipment	18	(7)	1

Net cash used in investing activities	(2,094)	(1,247)	(1,290)
Financing activities:
Proceeds from issuance of long-term debt	—	347	—
Repayments of long-term debt	(1,586)	(3,057)	(4,770)
Payments of loan acquisition costs	—	—	(64)
Distributions to members	(12,760)	(9,896)	(7,942)

Net cash used in financing activities	(14,346)	(12,606)	(12,776)

Net increase in cash	2,383	3,827	402
Cash:
Beginning of year	14,159	10,332	9,930

End of year	$16,542	$14,159	$10,332

Supplemental cash flow disclosures:
Interest paid	$1,441	$1,677	$1,775

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS
(All tables in thousands)

1.	Organization

Heart Hospital of South Dakota, LLC, doing business as Avera Heart Hospital of South Dakota, (the Company) is a North Carolina limited liability company that was formed on June 18, 1999 to develop, own, and operate an acute-care hospital located in South Dakota, specializing in all aspects of cardiology and cardiovascular surgery. The hospital commenced operations on March 20, 2001. At September 30, 2008 and 2007, Sioux Falls Hospital Management, Inc., North Central Heart Institute Holdings, PLLC, and Avera McKennan each held a 33 1/3% interest in the Company.

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

Fair Value of Financial Instruments — The Company considers the carrying amounts of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, net, accounts payable, accrued liabilities and long-term debt to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2008 and 2007. The Company has no financial instruments on the balance sheets for which the carrying amounts and estimated fair values differed significantly at September 30, 2008 and 2007.

Cash — Cash consists of currency on hand and demand deposits with financial institutions.

Concentrations of Credit Risk — The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third-party payors, including Medicare, Medicaid, and commercial insurance carriers. The following table summarizes the percentage of gross accounts receivable from all payors at September 30:

	2008	2007

Medicare and Medicaid	57%	43%
Commercial	28%	35%
Other, including self-pay	15%	22%

	100%	100%

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

Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. No impairment charges of long-lived assets were necessary for the years ended September 30, 2008, 2007 and 2006.

Other Assets — Other assets primarily consist of loan acquisition costs (Loan Costs), which are costs associated with obtaining long-term financing. Loan Costs, net of accumulated amortization, were $273,000 and $311,000 as of September 30, 2008 and 2007, respectively. Loan Costs are being amortized using the straight-line method, which approximates the effective interest method, as a component of interest expense over the life of the related debt. Amortization expense recognized for Loan Costs totaled approximately $39,000, $38,000 and $66,000 for the years ended September 30, 2008, 2007 and 2006, respectively.

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

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 53%, respectively, of the Company’s net revenue during each of the years ended September 30, 2008, 2007 and 2006. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, a hospital is paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a Medicare severity diagnosis-related group (MS-DRG). Based upon the patient’s condition and treatment during the relevant inpatient stay, each MS-DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The MS-DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. MS-DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, MS-DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.

While hospitals generally do not receive direct payment in addition to a MS-DRG payment, hospitals may qualify for additional capital-related cost reimbursement and outlier payments from Medicare under specific circumstances. Medicare payments for non-acute services, certain outpatient services, medical equipment, and education costs are made based on a cost reimbursement methodology and are under transition to various methodologies involving prospectively determined rates. The Company is reimbursed for cost-reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. Medicaid payments for inpatient and outpatient services are made at prospectively determined amounts and cost based reimbursement, respectively.

The Company provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as net revenue.

Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2008, 2007 and 2006, the Company incurred approximately $317,000, $597,000 and $544,000, respectively, of advertising expenses.

Income Taxes — The Company has elected to be treated as a limited liability company for federal and state income tax purposes. As such, all taxable income or loss of the Company is included in the income tax returns of the respective members. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

Members’ Share of Net Income and Loss — In accordance with the membership agreement, net income and loss are first allocated to the members based on their respective ownership percentages. If the cumulative losses of the Company exceed its initial capitalization and committed capital obligations of its members, Sioux Falls Hospital Management, Inc., the Company’s managing member, in accordance with accounting principles generally accepted in the United States of America, will recognize a disproportionate share of the Company’s losses that otherwise would be allocated to all of its members on a pro rata basis. In such cases, Sioux Falls Hospital Management, Inc. will recognize a disproportionate share of the Company’s future profits to the extent it has previously recognized a disproportionate share of the Company’s losses.

Market Risk — The Company’s policy for managing risk related to its exposure to variability in interest rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The Company recognizes all derivatives as either assets or liabilities in the balance sheets and measures those instruments at fair value in accordance with Statement of Financial

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ( an Amendment of FASB Statement No. 133) and as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

3.	Accounts Receivable

Accounts receivable, net, at September 30 is as follows:

	2008	2007

Receivables, principally from patients and third-party payors	$7,720	$8,230
Other receivables	125	160

	7,845	8,390
Allowance for doubtful accounts	(764)	(1,182)

Accounts receivable, net	$7,081	$7,208

Activity for the allowance for doubtful accounts for the years ended September 30 is as follows:

	2008	2007

Balance, beginning of year	$1,182	$786
Bad debt expense	1,036	1,721
Write-offs, net of recoveries	(1,454)	(1,325)

Balance, end of year	$764	$1,182

4.	Property and Equipment

Property and equipment, net, at September 30 is as follows:

	2008	2007

Land and improvements	$1,327	$1,327
Buildings and improvements	31,642	31,642
Equipment and software	21,541	18,871
Construction in progress	20	343

	54,530	52,183
Less accumulated depreciation	(21,170)	(19,438)

	$33,360	$32,745

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt

Long-term debt at September 30 is as follows:

	2008	2007

Bank mortgage loan	$20,706	$22,212
Installment notes payable to equipment lenders	22	731
Equipment loan	978	348

	21,706	23,291
Less current portion	(1,739)	(2,272)

	$19,967	$21,019

Bank Mortgage Loan — The Company financed its building and land through a bank mortgage loan dated June 29, 2000. Under the terms of the loan, interest-only payments were due through June 2002, which represented the first 24 months following the closing of the loan. Thereupon, the loan converted to a term loan with principal and interest payments due monthly, based on a 240-month amortization schedule with interest determined using the LIBOR rate plus an applicable margin of 2.75%. The loan was originally scheduled to mature on July 10, 2003 but was amended to extend the maturity date to September 30, 2008. During February 2006, this loan was refinanced and extended through December 2015 with an interest rate of the LIBOR rate plus an applicable margin of 1.25%. At September 30, 2008 and 2007, the interest rate on this loan was 3.74% and 6.97%, respectively. Until the date of refinancing, MedCath and Avera McKennan guaranteed 50% of the outstanding balance of the bank mortgage loan.

At September 30, 2005, the Company had four interest rate swaps, which qualified as cash flow hedges, outstanding for a total notional amount of approximately 80% of the bank mortgage loan’s outstanding balance. Two of the swaps effectively fixed LIBOR at 4.18% (4.18% Swaps) for approximately 60% of the bank mortgage loan’s outstanding balance. The remaining two swaps effectively fixed LIBOR at 3.46% (3.46% Swaps) for approximately 20% of the bank mortgage loan’s outstanding balance. The Company terminated the 4.18% Swaps and the 3.46% Swaps during the year ended September 30, 2006 and entered into a new interest rate swap (the Swap), which qualifies as a cash flow hedge and which effectively fixes LIBOR at 5.21% for approximately 80% of the bank mortgage loan’s outstanding balance. At both September 30, 2008 and 2007, the Company’s effective interest rate on the notional amount of the Swap is 6.46%. During fiscal 2008 and 2007, the Company recognized interest expense based upon the fixed interest rates provided under the swap, while the change in the fair value of the swap is recorded as other comprehensive income (loss) and as an adjustment to the derivative liability in the balance sheets. The derivative liability is $863,000 and $282,000 at September 30, 2008 and 2007, respectively, and is included in other long-term obligations on the balance sheets. Future changes in the fair value of the Swap will be recorded based upon the variability in the market interest rates until maturity in December 2015.

The bank mortgage loan agreement contains certain restrictive covenants, which require the maintenance of specific financial ratios and amounts. The Company is in compliance with these restrictive covenants at September 30, 2008.

Notes Payable to Equipment Lenders — The Company acquired substantially all of its equipment under installment notes payable to equipment lenders collateralized by the related equipment, which has a net book value of approximately $2.0 million and $1.3 million at September 30, 2008 and 2007, respectively. During January 2008, the Company entered into an additional $785,000 note with an equipment lender, collateralized by the related equipment. Amounts borrowed under these notes are payable in monthly installments of principal and interest over five-year and eight-year terms. The notes have annual fixed rates of interest ranging from 5.0% to 8.8%. MedCath and Avera McKennan have each guaranteed 30% of $22,000 of the installment notes payable to equipment lenders as of September 30, 2008.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company also had a $2.5 million working capital line of credit that was provided by the real estate lender, and was subject to the interest rate, covenants, guarantee and collateral of the real estate loan which was scheduled to expire in June 2006 but during fiscal 2006 was extended to December 2008. No amounts were outstanding under this line of credit at September 30, 2008 or 2007.

Future maturities of long-term debt, as of September 30, 2008, are as follows:

Fiscal Year:
2009	$1,739
2010	1,729
2011	1,742
2012	1,755
2013	1,571
Thereafter	13,170

$21,706

6.	Commitments and Contingencies

Operating Leases — The Company leases certain equipment under noncancelable operating leases. The total rent expense under operating leases was approximately $43,000, $100,000 and $100,000, respectively, during the years ended September 30, 2008, 2007 and 2006 and is included in other operating expenses. There were no future minimum payments on noncancelable operating leases as of September 30, 2008.

Commitments — The Company provides guarantees to certain non-investor physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $4.4 million through March 2011 as of September 30, 2008. At September 30, 2008, the Company has recorded a liability of $1,910,000 for the fair value of these guarantees, of which $952,000 is in other accrued liabilities and $958,000 is in other long term obligations. Additionally, the Company has recorded an asset of $1,910,000 representing the future services to be provided by the physicians, of which $952,000 is in prepaid expenses and other current assets and $958,000 is in other assets.

Contingencies — Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and may be modified. The Company believes that it is in compliance with such laws and regulations and it is not aware of any investigations involving allegations of potential wrongdoing. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including substantial fines and criminal penalties, as well as repayment of previously billed and collected revenue from patient services and exclusion from the Medicare and Medicaid programs. Medicare and Medicaid cost reports have been audited by the fiscal intermediary through September 30, 2006 and September 30, 2004, respectively.

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

MedCath provides working capital to the Company under a revolving credit note with a maximum borrowing limit of $12.0 million. The loan is collateralized by the Company’s accounts receivable from patient services. There are no amounts outstanding under the working capital loan as of September 30, 2008 and 2007. No interest was paid in fiscal 2008, 2007 or 2006 because the working capital loan was paid off monthly.

MedCath and Avera McKennan received debt guarantee fees for their guarantee of 50% of the Company’s outstanding bank mortgage loan until the loan was refinanced in February 2006. In addition, at September 30, 2008, 2007 and 2006 MedCath and Avera McKennan each guarantee 30% of $22,000, $731,000 and $2,300,000, respectively, of the Company’s outstanding equipment debt. The total amount of such debt guarantee fees are approximately $2,000 each, for the year ended September 30, 2007 and $23,000 each, for the year ended September 30, 2006 and are immaterial for the year ended September 30, 2008. No amounts are due as of September 30, 2008 or 2007.

MedCath allocated corporate expenses to the Company for costs in the following categories, which are included in operating expenses in the statements of income, during the years ended September 30:

	2008	2007	2006

Management fees	$1,349	$1,296	$1,236
Hospital employee group insurance	4,621	4,130	3,656
Other	81	28	72

	$6,051	$5,454	$4,964

The other category above consists primarily of support services provided by MedCath and consolidated purchased services paid for by MedCath for which it receives reimbursement at cost in lieu of the Company’s incurring these services directly. Support services include but are not limited to training, treasury, and development. Consolidated purchased services include, but are not limited to insurance coverage, professional services, software maintenance and licenses purchased by MedCath under its consolidated purchasing programs and agreements with third-party vendors for the direct benefit of the Company. At September 30, 2008 and 2007, approximately $30,000 and $38,000, respectively, are outstanding for these corporate allocated expenses and are included in other accrued liabilities.

The Company pays Avera McKennan and North Central Heart Institute Holdings, PLLC for various services, including labor, supplies and equipment purchases. The amounts paid during the years ended September 30, were as follows:

	2008	2007	2006

Avera McKennan	$999	$1,018	$931
North Central Heart Institute Holdings	546	779	791

Total	$1,545	$1,797	$1,722

8.	Employee Benefit Plan

The Company participates in MedCath’s defined contribution retirement savings plan (the 401(k) Plan), which covers all employees. The 401(k) Plan allows eligible employees to contribute from 1% to 50% of their annual compensation on a pretax basis. The Company, at its discretion, may make an annual contribution of up to 40% of an employee’s pretax contribution, up to a maximum of 6% of compensation. This annual contribution percentage was increased to 40% for fiscal 2008 from 30% for fiscal 2007. The Company’s contributions to the 401(k) Plan were approximately $325,000, $231,000 and $176,000 during the years ended September 30, 2008, 2007 and 2006, respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s internal control over financial reporting was effective as of September 30, 2008 based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina

We have audited the internal control over financial reporting of MedCath Corporation and subsidiaries (the “Company”) as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and our report dated December 15, 2008 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 15, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to directors is incorporated by reference to information provided under the headings “Election of Directors,” “Corporate Governance,” “Other Matters-Section 16(a) Beneficial Ownership Compliance”, “Accounting and Audit Matters-Audit Committee Financial Expert”, “Executive Compensation and Other Information”, and elsewhere in the Company’s proxy statement to be filed with the Commission on or before January 28, 2009 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 4, 2009 (the 2009 Proxy Statement).

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to information provided under the headings “Executive Compensation and Other Information” and “Corporate Governance-Compensation of Directors” and elsewhere in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Information-Equity Compensation Plan Information” and elsewhere in the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to information provided under the heading “Certain Transactions” and elsewhere in the 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to information provided under the heading “Accounting and Audit Matters” and elsewhere in the 2009 Proxy Statement.

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

(3) The following list of exhibits includes both exhibits submitted with this report and those incorporated by reference to other filings:

Exhibit
No.		Description

3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation(1)
3.2	—	Bylaws of MedCath Corporation(1)
4.1	—	Specimen common stock certificate(1)
4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)
4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)

Exhibit
No.		Description

4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P. And the several stockholders parties thereto (the Registration Rights Agreement)(1)
4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)
4.6	—	Form of 9 7/8% Senior Note due 2012(12)
4.7	—	Indenture dated as of July 7, 2004 among MedCath Holdings Corp., as issuer (the Issuer), MedCath Corporation and the subsidiaries of the Issuer named therein, as guarantors (the Guarantors), and U.S. Bank National Association, as trustee (the Trustee), relating to the 9 7/8% Senior Notes due 2012(12)
4.8	—	Amended and Restated Credit Agreement, dated as of November 10, 2008, among MedCath Corporation, as a parent guarantor, MedCath Holdings Corp., as the borrower, certain of the subsidiaries of MedCath Corporation party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time.(20)
4.9	—	Collateral Agreement, dated as of July 7, 2004, by and among MedCath Corporation, MedCath Holdings Corp., the Subsidiary Guarantors, as identified on the signature pages thereto and any Additional Grantor (as defined therein) who may become party to the Collateral Agreement, in favor of Bank of America, N.A., as administrative agent for the ratable benefit of the banks and other financial institutions from time to time parties to the Credit Agreement, dated as of July 7, 2004, by and among the MedCath Corporation, MedCath Holdings Corp. and the lenders party thereto(12)
10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(6)
10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(6)
10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(6)
10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)
10.5	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(6)
10.6	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(6)
10.7	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)
10.8	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(6)
10.9	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(6)
10.10	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(6)
10.11	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)
10.12	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)
10.13	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)
10.14	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(6)
10.15	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(6)
10.16	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the Dayton Operating Agreement)(10)(6)
10.17	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(6)
10.18	—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(6)
10.19	—	Guaranty made as of September 24, 1998 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc(1)

Exhibit
No.		Description

10.20	—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)
10.21	—	Termination and Release dated October 1, 2000 by and among Heart Hospital of DTO, LLC, DTO Management, Inc., Franciscan Health Systems of the Ohio Valley, Inc. and ProWellness Health Management Systems, Inc(1)(6)
10.22	—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(6)
10.23	—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(6)
10.24	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(6)
10.25	—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(6)
10.26	—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.27	—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.28	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(6)
10.29	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)
10.30	—	Outside Directors’ Stock Option Plan(1)
10.31	—	Amended and Restated Directors Option Plan(4)
10.32	—	Form of Heart Hospital Management Services Agreement(1)
10.33	—	Engagement Letter dated October 30, 2003 between MedCath Corporation and Sokolov, Sokolov, Burgess(13)
10.34	—	Addendum to Engagement Letter dated as of February 5, 2004 between MedCath Corporation and Sokolov, Sokolov, Burgess(13)
10.35	—	Engagement Letter dated February 17, 2004 between MedCath Corporation, Arizona Heart Hospital, Arizona Heart Institute and Sokolov, Sokolov, Burgess(13)
10.36	—	Agreement for Purchase and Sale, dated November 4, 2004(14)
10.37	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and John T. Casey(15)
10.38	—	Employment Agreement dated June 23, 2008 by and between MedCath Corporation and Jeffrey L. Hinton(21)
10.39	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Joan McCanless(15)
10.40	—	Sample Agreement to Accelerate Vesting of Stock Options and Restrict Sale of Related Stock Effective September 30, 2005(15)
10.41	—	Consulting Services Agreement dated October 27, 2005 by and between MedCath Corporation and French Healthcare Consulting, Inc.(15)
10.42	—	Separation and Release Agreement effective November 25, 2005 by and between MedCath Corporation and Charles R. Slaton(15)
10.43	—	Guaranty made as of December 28, 2005 by MedCath Corporation and Harlingen Medical Center Limited Partnership in favor of HCPI Mortgage Corp.(16)
10.44	—	Employment agreement dated February 21, 2006, by and between MedCath Corporation and O. Edwin French(17)
10.45	—	MedCath Corporation 2006 Stock Option and Award Plan effective March 1, 2006

Exhibit
No.		Description

10.46	—	Consulting agreement effective August 4, 2006 by and between MedCath Incorporated and SSB Solutions(18)
10.47	—	Resignation letter of John T. Casey dated August 16, 2006
10.48	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and James E. Harris dated September 1, 2006
10.49	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Thomas K. Hearn dated September 1, 2006
10.50	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Joan McCanless dated September 1, 2006
10.51	—	First Amendment to the February 21, 2006 Employment Agreement by and between MedCath Corporation and O. Edwin French dated September 1, 2006
10.52	—	LLC Interest Purchase Agreement, dated as of August 14, 2006, by and among Carondelet Health Network, an Arizona non-profit corporation, Southern Arizona Heart, Inc., a North Carolina corporation, and MedCath Incorporated, a North Carolina corporation(19)
10.53	—	Operating Agreement of HMC Management Company, LLC, effective as of June 29, 2007(6)
10.54	—	Amended and Restated Operating Agreement of Coastal Carolina Heart, LLC, effective as of July 1, 2007(6)
10.55	—	Amended and Restated Limited Partnership Agreement of Harlingen Medical Center, Limited Partnership, effective as of July 10, 2007(6)
10.56	—	Amended and Restated Operating Agreement of HMC Realty, LLC, effective as of July 10, 2007(6)
10.57		Amendment to Amended and Restated Outside Directors’ Stock Option Plan(22)
10.58		Asset Purchase Agreement By and Between Heart Hospital of DTO, LLC and Good Samaritan Hospital(22)
12.0	—	Ratio of earnings to fixed charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2	—	Consent of Deloitte & Touche LLP, Independent Auditors
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(6)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(12)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-119170).

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 7, 2006.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 14, 2008.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 25, 2008.

(22)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008.

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

Name	Title	Date

/s/ O. Edwin French O. Edwin French	President and Chief Executive Officer (principal executive officer)	December 15, 2008

/s/ Jeffrey L. Hinton Jeffrey L. Hinton	Executive Vice President and Chief Financial Officer (principal financial officer)	December 15, 2008

/s/ Lora Ramsey Lora Ramsey	Vice President — Controller (principal accounting officer)	December 15, 2008

/s/ Pamela G. Bailey Pamela G. Bailey	Director	December 15, 2008

/s/ Edward R. Casas Edward R. Casas	Director	December 15, 2008

/s/ Woodrin Grossman Woodrin Grossman	Director	December 15, 2008

/s/ Robert S. McCoy, Jr. Robert S. McCoy, Jr.	Director	December 15, 2008

/s/ John B. McKinnon John B. McKinnon	Director	December 15, 2008

/s/ Galen D. Powers Galen D. Powers	Director	December 15, 2008

/s/ Paul B. Queally Paul B. Queally	Director	December 15, 2008

/s/ Jacque J. Sokolov, MD Jacque J. Sokolov, MD	Director	December 15, 2008

/s/ John T. Casey John T. Casey	Director	December 15, 2008