Form 10-Q
period 2008-12-31
MEDCATH CORP
filed 2009-02-09
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2008
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
Yes ☐   No ☑
As of February 2, 2009, there were 19,620,358 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31,	September 30,
	2008	2008
Current assets:
Cash and cash equivalents	$56,912	$93,836
Restricted cash	3,163	3,154
Accounts receivable, net	86,572	83,875
Income tax receivable	1,696	3,091
Medical supplies	17,838	15,479
Deferred income tax assets	9,978	9,769
Prepaid expenses and other current assets	10,439	9,796
Current assets of discontinued operations	12,770	20,776

Total current assets	199,368	239,776
Property and equipment, net	341,942	323,729
Investments in affiliates	10,742	15,285
Goodwill	60,174	60,174
Other intangible assets, net	5,914	6,063
Other assets	9,748	8,378
Long-term assets of discontinued operations	—	51

Total assets	$627,888	$653,456

Current liabilities:
Accounts payable	$42,128	$41,642
Accrued compensation and benefits	17,283	16,872
Other accrued liabilities	21,080	24,054
Current portion of long-term debt and obligations under capital leases	15,341	31,920
Current liabilities of discontinued operations	9,510	10,184

Total current liabilities	105,342	124,672
Long-term debt	115,578	115,628
Obligations under capital leases	1,956	2,087
Deferred income tax liabilities	12,276	12,352
Other long-term obligations	4,425	4,454

Total liabilities	239,577	259,193

Commitments and contingencies

Minority interest in equity of consolidated subsidiaries	15,880	24,667

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,588,880 issued and 19,634,519 outstanding at December 31, 2008 21,553,054 issued and 19,598,693 outstanding at September 30, 2008	216	216
Paid-in capital	456,531	455,494
Accumulated deficit	(38,892)	(41,138)
Accumulated other comprehensive loss	(627)	(179)
Treasury stock, at cost; 1,954,361 shares at December 31, 2008 1,954,361 shares at September 30, 2008	(44,797)	(44,797)

Total stockholders’ equity	372,431	369,596

Total liabilities and stockholders’ equity	$627,888	$653,456

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2008	2007
Net revenue	$153,103	$146,695
Operating expenses:
Personnel expense	50,656	50,384
Medical supplies expense	42,651	38,742
Bad debt expense	11,393	11,285
Other operating expenses	32,235	29,016
Pre-opening expenses	207	248
Depreciation	7,835	7,341
Amortization	149	127
Loss on disposal of property, equipment and other assets	73	28

Total operating expenses	145,199	137,171

Income from operations	7,904	9,524
Other income (expenses):
Interest expense	(2,857)	(3,931)
Loss on early extinguishment of debt	(6,961)	—
Interest and other income	100	1,158
Equity in net earnings of unconsolidated affiliates	2,065	2,025

Total other income (expense), net	(7,653)	(748)

Income from continuing operations before minority interest and income taxes	251	8,776
Minority interest share of earnings of consolidated subsidiaries	(2,776)	(4,137)

(Loss)/income from continuing operations before income taxes	(2,525)	4,639

Income tax (benefit)/expense	(909)	2,348

(Loss)/income from continuing operations	(1,616)	2,291
Income from discontinued operations, net of taxes	3,862	773

Net income	$2,246	$3,064

Earnings (loss) per share, basic
Continuing operations	$(0.08)	$0.11
Discontinued operations	0.19	0.03

Earnings per share, basic	$0.11	$0.14

Earnings (loss) per share, diluted
Continuing operations	$(0.08)	$0.11
Discontinued operations	0.19	0.03

Earnings per share, diluted	$0.11	$0.14

Weighted average number of shares, basic	19,599	21,028
Dilutive effect of stock options and restricted stock	—	263

Weighted average number of shares, diluted	19,599	21,291

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance, September 30, 2008	21,553	$216	$455,494	$(41,138)	$(179)	1,954	$(44,797)	$369,596
Stock awards, including income tax benefit	36	—	39	—	—	—	—	39
Share-based compensation expense	—	—	998	—	—	—	—	998
Comprehensive income:
Net income	—	—	—	2,246	—	—	—	2,246
Change in fair value of interest rate swap, net of income tax benefit	—	—	—	—	(448)	—	—	(448)

Total comprehensive income								1,798

Balance, December 31, 2008	21,589	$216	$456,531	$(38,892)	$(627)	1,954	$(44,797)	$372,431

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2008	2007
Net income	$2,246	$3,064
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(3,862)	(773)
Bad debt expense	11,393	11,285
Depreciation	7,835	7,341
Amortization	149	127
Excess income tax benefit on stock awards and options	(209)	(22)
Loss on disposal of property, equipment and other assets	73	28
Share-based compensation expense	998	3,709
Loss on early extinguishment of debt	6,961	—
Amortization of loan acquisition costs	279	185
Equity in earnings of unconsolidated affiliates, net of distributions received	4,018	2,837
Minority interest share of earnings of consolidated subsidiaries	2,776	4,137
Deferred income taxes	(75)	(1,885)
Change in assets and liabilities that relate to operations:
Accounts receivable	(14,096)	(22,824)
Medical supplies	(2,359)	(631)
Prepaids and other assets	847	555
Accounts payable and accrued liabilities	1,202	(7,195)

Net cash provided by (used in) operating activities of continuing operations	18,176	(62)
Net cash (used in) provided by operating activities of discontinued operations	(1,260)	1,117

Net cash provided by operating activities	16,916	1,055

Investing activities:
Purchases of property and equipment	(29,988)	(14,044)
Proceeds from sale of property and equipment	119	29

Net cash used in investing activities of continuing operations	(29,869)	(14,015)
Net cash provided by investing activities of discontinued operations	6,841	24,072

Net cash (used in) provided by investing activities	(23,028)	10,057

Financing activities:
Proceeds from issuance of long-term debt	83,662	—
Repayments of long-term debt	(108,194)	(744)
Repayments of obligations under capital leases	(264)	(331)
Distributions to minority partners	(9,424)	(9,469)
Proceeds from exercised stock options	—	306
Purchase of treasury shares	—	(18,305)
Excess income tax benefit on stock awards and options	209	22

Net cash used in financing activities of continuing operations	(34,011)	(28,521)
Net cash used in financing activities of discontinued operations	(2,305)	(9,003)

Net cash used in financing activities	(36,316)	(37,524)

Net decrease in cash and cash equivalents	(42,428)	(26,412)
Cash and cash equivalents:
Beginning of period	112,068	141,978

End of period	$69,640	$115,566

Cash and cash equivalents of continuing operations	56,912	114,701
Cash and cash equivalents of discontinued operations	12,728	865
See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
1. Business and Basis of Presentation
     MedCath Corporation (the Company) primarily focuses on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the Hospital Division) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of December 31, 2008, the Company and its physician partners have ownership interest in and operated nine hospitals in seven states with a total of 676 licensed beds.
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
     The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Avera Heart Hospital of South Dakota and Harlingen Medical Center as of December 31, 2008 and is not the primary beneficiary under the revised version of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46-R). Therefore, the Company is unable to consolidate these hospitals’ results of operations and financial position, but rather is required to account for its minority ownership interest in these hospitals as an equity method investment in accordance with Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock.
     Basis of Presentation — The Company’s unaudited interim consolidated financial statements as of December 31, 2008 and for the three months ended December 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter, generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. During the three months ended December 31, 2008, the Company has not made any material changes in the selection or application of its critical accounting policies as set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2008, with the exception of the adoption of new accounting pronouncements as discussed in Note 2.
2. Recent Accounting Pronouncements
     Effective October 1, 2008 the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measures (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with the provisions of FSP FAS 157-2 the Company has elected to defer implementation of SFAS 157 until October 1, 2010 as it relates to our non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company is evaluating the impact, if any, SFAS 157 will have on those non-financial assets and liabilities. The adoption of SFAS 157, in regard to financial assets and liabilities, did not have any impact on the Company’s consolidated balance sheets, results of operations or cash flows, as the Company did not have any financial assets or liabilities that are required to be re-measured and reported at fair value as of and for the three months ended December 31, 2008.
     Effective October 1, 2008 the Company adopted the provisions of Statements of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has elected not to apply the fair value option to any “eligible items”, as defined by SFAS 159.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the second quarter of fiscal 2009 for the Company. The adoption of SFAS 161 will not have a material impact to the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (SFAS 141 (R)). SFAS 141 (R) replaces SFAS 141 Business Combinations and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also will require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008, fiscal 2010 for the Company and is required to be adopted prospectively with no early adoption permitted. The Company expects SFAS 141R will have an impact on accounting for business combinations, but the effect will be dependent upon any potential future acquisitions.
     In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, fiscal 2010 for the Company. The Company is evaluating the potential impact the adoption of SFAS 160 will have on its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3 Determination of the Useful Life of an Intangible Asset (FSP FAS 142-3), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under Statements of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, fiscal 2010 for the Company. The impact of FSP FAS 142-3 will be dependent upon any potential future acquisitions.
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
3. Divestitures
     During December 2008 MedCath Partners Division of the Company sold its entire interest in Cape Cod Cardiology Services, LLC (Cape Cod) for $6.9 million, resulting in a gain of $4.0 million, net of tax, which has been included in income from discontinued operations for the three months ended December 31, 2008.
     During September 2006 and May 2008, the Hospital Division of the Company sold certain net assets of the Heart Hospital of Lafayette (HHLf) and Dayton Heart Hospital (DHH), respectively. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) the Company has classified the results of operations and the assets and liabilities of the hospitals and facilities held for sale, as well as the impacts from the collections and payments of the remaining assets and liabilities associated with the hospitals and facilities divested, as discontinued operations for the three months ended December 31, 2008 and 2007.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The results of operations of Cape Cod, DHH and HHLf, excluding intercompany interest expense and intercompany gain as a result of the sales, are as follows:

	Three Months Ended December 31,
	2008	2007
Net revenue	$1,766	$21,865
Gain from sale of Cape Cod	$6,640	$—
Income before income taxes	$6,383	$541
Income tax expense/(benefit)	2,521	(232)

Net income	$3,862	$773

Assets and liabilities of discontinued operations included in the consolidated balance sheets are as follows:

	December 31,	September 30,
	2008	2008
Cash and cash equivalents	$12,728	$18,232
Accounts receivable, net	42	1,856
Other current assets	—	688

Current assets of discontinued operations	$12,770	$20,776

Property and equipment, net	$—	$51
Investments in affiliates	—	—
Other assets	—	—

Long-term assets of discontinued operations	$—	$51

Accounts payable	$9,449	$9,467
Accrued liabilities	61	717
Current portion of long-term debt and obligations under capital leases	—	—

Current liabilities of discontinued operations	$9,510	$10,184

     As of December 31, 2008 and September 30, 2008, $9.2 million and $9.1 million, respectively, were reserved related to Medicare outlier payments received by DHH during the year ended September 30, 2004, which are included in current liabilities of discontinued operations in the consolidated balance sheets.
4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	December 31,	September 30,
	2008	2008
Receivables, principally from patients and third-party payors	$145,752	$131,915
Receivables, principally from billings to hospitals for various cardiovascular procedures	1,161	2,608
Amounts due under management contracts	4,631	3,745
Other	4,835	3,463

	156,379	141,731
Less allowance for doubtful accounts	(69,807)	(57,856)

Accounts receivable, net	$86,572	$83,875

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
5. Equity Investments
     The Company owns minority interests in Avera Heart Hospital of South Dakota, Harlingen Medical Center, and certain diagnostic ventures, for which the Company neither has substantive control over the ventures nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its minority ownership interest in the hospitals and other ventures as equity method investments.
     The following represents summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method:

	Three Months Ended December 31,
	2008	2007
Net revenue	$66,161	$51,088
Income from operations	$13,851	$9,006
Net income	$11,760	$8,081

	December 31,	September 30,
	2008	2008
Current assets	$53,283	$69,766
Long-term assets	$153,332	$153,479
Current liabilities	$23,734	$28,430
Long-term liabilities	$125,816	$123,215
6. Long-Term Debt
     Long-term debt consists of the following:

	December 31,	September 30,
	2008	2008
Senior Notes	$—	$101,961
Senior Secured Credit Facility	86,200	—
Notes payable to various lenders	43,678	44,415

	129,878	146,376
Less current portion	(14,300)	(30,748)

Long-term debt	$115,578	$115,628

     During November 2008, the Company amended and restated its senior secured credit facility (the Credit Facility). The Credit Facility provides for a three-year term loan facility in the amount of $75.0 million (the Term Loan) and a revolving credit facility in the amount of $85.0 million (the Revolver), which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. At the request of the Company and approval from its lenders, the aggregate amount available under the Credit Facility may be increased by an amount up to $50.0 million. Borrowings under the Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. At December 31, 2008 both the Term Loan and Revolver bore interest at 3.88%.
     The Credit Facility continues to be guaranteed jointly and severally by the Company and certain of the Company’s existing and future, direct and indirect, subsidiaries and continues to be secured by a first priority perfected security interest in all of the capital stock or other ownership interests owned by the Company and subsidiary guarantors in each of their subsidiaries, and, subject to certain exceptions in the credit facility all other present and future assets and properties of the Company and the subsidiary guarantors and all the intercompany notes.
     The Credit Facility requires compliance with certain financial covenants including a consolidated senior secured leverage ratio test, a consolidated fixed charge coverage ratio test and a consolidated total leverage ratio test. The Credit Facility also contains customary restrictions on, among other things, our and our subsidiaries’ ability to incur liens; engage in mergers, consolidations and sales of assets; incur debt; declare dividends; redeem stock and repurchase, redeem and/or repay other debt; make loans, advances and investments and acquisitions; and entering into transactions with affiliates.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The Credit Facility contains events of default, including cross-defaults to certain indebtedness, change of control events, and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, the Company could be required to immediately repay all outstanding amounts under the amended credit facility.
     The Company is required to make mandatory prepayments of principal in specified amounts upon the occurrence of certain events identified in the Credit Facility and is permitted to make voluntary prepayments of principal under the Credit Facility. The Term Loan is subject to amortization of principal in quarterly installments commencing on March 31, 2010. The maturity date of both the Term Loan and the Revolver is November 10, 2011.
     During December 2008 the Company redeemed its outstanding 9 7/8% senior notes (Senior Notes) issued by MedCath Holdings Corp., a wholly owned subsidiary of the Company, for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Credit Facility and available cash on hand. In addition to the aforementioned repurchase premium the Company incurred $2.0 million in expense related to the write-off of previously incurred financing costs associated with the Senior Notes. The repurchase premium and write off of previously incurred financing costs have been included in the consolidated statement of operations as loss on early extinguishment of debt.
     Debt Covenants—At December 31, 2008, the Company was in compliance with all covenants in the instruments governing its outstanding debt.
7. Liability Insurance Coverage
     The Company has a one year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company additionally has insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division. Due to the Company’s self-insured retention levels, the Company is required to recognize an estimated liability for the amount of retained liability applicable to each malpractice claim. As of December 31, 2008 and September 30, 2008, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.2 million and $4.6 million, respectively, which is included in other accrued liabilities in the consolidated balance sheets.
8. Accounting for Uncertainty in Income Taxes
     In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company adopted the provisions set forth by FIN 48 effective October 1, 2007.
     Essentially all of the unrecognized tax benefits, if recognized, would be recorded as a benefit to income tax expense. The Company’s continuing practice is to recognize interest and penalties related to income tax matters as a component of interest expense.
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through December 31, 2008. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     The U.S. Department of Justice, or DOJ, conducted an investigation of a clinical trial conducted at one of our hospitals. The investigation concerned alleged improper federal healthcare program billings from 1998-2002 because certain endoluminal graft devices were implanted either without an approved investigational device exception or outside of the approved protocol. The DOJ reached a settlement under the False Claims Act with the medical practice whose physicians conducted the clinical trial. The hospital entered into an agreement with the DOJ under which it paid $5.8 million to the United States to settle, and obtain a release from any federal civil false claims related to DOJ’s investigation. The settlement and release cover both the hospital and the physician who conducted the clinical trial, and does not include any finding of wrong doing or any admission of liability. The Company recorded a $5.8 million reduction in net revenue for the fiscal year ended September 30, 2007, to establish a reserve for repayment of a portion of Medicare reimbursement related to hospital inpatient services provided to patients from 1998-2002 in accordance with SFAS No. 5, Accounting for Contingencies. The $5.8 million settlement was paid to the United States in November 2007.
     Commitments — On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (FIN No. 45-3). FIN No. 45-3 amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), guaranteeing that the revenue of the business for a specified period will be at least a specified amount. Under FIN No. 45-3, the accounting requirements of FIN No. 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN No. 45, is required for all interim and annual periods beginning after January 1, 2006. Some of the Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among other services. These guarantees extend for the duration of the underlying service agreements. The maximum potential future payments that the Company could be required to make under these guarantees were approximately $12.4 million through October 2011 as of December 31, 2008. At December 31, 2008 the Company has recorded a liability of $6.9 million for the fair value of these guarantees, of which $4.0 million is in other accrued liabilities and $2.9 million is in other long term obligations. Additionally, the Company has recorded an asset of $6.8 million representing the future services to be provided by the physicians, of which $4.0 million is in prepaid expenses and other current assets and $2.8 million is in other assets.
10. Per Share Data
     The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 1,947,171 shares of common stock at prices ranging from $4.75 to $33.05, which were outstanding at December 31, 2007 as well as 193,982 shares of restricted stock which were outstanding at December 31, 2007. Of the outstanding stock options 575,500 have not been included in the calculation of diluted earnings per share for the three months ended December 31, 2007 because the options were anti-dilutive. No options or restricted stock were included in the calculation of diluted earnings per share for the three months ended December 31, 2008 as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of tax.
11. Stock Compensation Plans
     The estimated fair value of stock options was determined using the Black-Scholes option pricing model for the stock options granted during the three months ended December 31, 2008 and 2007. The range of weighted-average assumptions used are presented in the following table. The expected life of the stock options represents the period of time that options granted are expected to be outstanding. The range reflected below results from certain groups of employees exhibiting different behavior with respect to the options granted to them and was determined based on an annual analysis of historical and expected exercise and cancellation behavior. The risk-free interest rate is based on the US Treasury yield curve in effect on the date of the grant. The expected volatility is based on the historical volatilities of the Company’s common stock.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

For the Three Months Ended December 31,
	2008	2007
Expected life	5-8 years	5-8 years
Risk- free interest rate	1.36% - 3.59%	3.35% - 4.56%
Expected volatility	44% - 49%	34% - 41%
     At December 31, 2008, 742,637 options were outstanding under the 1998 Stock Option Plan. Options may no longer be granted subsequent to July 31, 2008 under the 1998 Stock Option Plan.
     At December 31, 2008, the maximum number of shares of common stock which can be issued through awards granted under the MedCath Corporation 2006 Stock Option Plan (the Stock Plan) is 1,750,000, of which 844,263 are outstanding as of December 31, 2008. The Stock Plan will expire, and no awards may be granted under the Stock Plan, after September 30, 2015. Stock options granted to employees under the Stock Plan have an exercise price per share that represents the fair market value of the common stock of the Company on the respective dates that the options are granted. The options expire ten years from the grant date, are fully vested as of the date of grant, and are exercisable at any time. Subsequent to the exercise of the stock options, the shares of stock acquired upon exercise may be subject to certain sale restrictions depending on the optionee’s employment status and length of time the options were held prior to exercise.
     At December 31, 2008 the maximum number of shares of common stock which can be issued through awards granted under the Outside Directors’ Stock Option Plan (the Directors’ Plan) is 550,000, of which 278,000 are outstanding as of December 31, 2008. Stock options granted under the Directors’ Plan have an exercise price per share that represents the fair market value of the common stock of the Company on the respective dates that the options are granted.
     Activity for the Company’s stock compensation plans were as follows:

	For the Three Months Ended
	December 31, 2008		December 31, 2007
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,776,837	$22.15	1,727,112	$19.11

Granted	82,000	17.46	312,000	26.77
Exercised	—	—	(15,941)	19.19
Cancelled	(33,000)	19.77	(76,000)	27.71

Outstanding stock options, end of period	1,825,837	$21.98	1,947,171	$21.66

The following table summarizes information for options outstanding and exercisable at December 31, 2008:

	Number	Weighted-
	Outstanding	Average	Weighted-
	and	Remaining	Average
Range of Prices	Exercisable	Life (years)	Exercise Price
$ 9.95 — 15.80	167,137	5.99	$13.65
15.91 — 18.26	150,200	8.16	17.03
19.00 — 20.07	173,000	7.08	19.28
20.56 — 21.49	526,000	7.25	21.45
21.66 — 22.50	338,000	7.52	22.42
23.25 — 27.71	305,500	8.30	26.40
27.80 — 30.24	91,000	8.12	29.29
30.35 — 33.05	75,000	8.28	31.55

$ 9.95 — 33.05	1,825,837	7.46	$21.98

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Under SFAS No. 123-R, share-based compensation expense recognized for the three months ended December 31, 2008 and 2007 was $1.0 million and $3.7 million, respectively. The associated tax benefits related to the compensation expense recognized for the three months ended December 31, 2008 and 2007 was $0.4 million and $1.5 million, respectively. The compensation expense recognized represents the compensation related to restricted stock awards over the vesting period, as well as the value of all stock options issued during the period as all such options vest immediately. The weighted-average grant-date fair value of options granted during the three months ended December 31, 2008 and 2007 was $9.75 and $11.65, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2007 was $0.1 million, and the total intrinsic value of options outstanding at December 31, 2008 was $(20.9) million. No options were exercised during the three months ended December 31, 2008.
     During the year ended September 30, 2006, the Company granted to employees 270,836 shares of restricted stock units, which vest at various dates through March 2009. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. Unamortized compensation expense related to restricted stock units amounted to $0.1 million at December 31, 2008.
     Activity for the Company’s restricted stock units issued under the Stock Plan were as follows:

	For the Three Months Ended
	December 31, 2008		December 31, 2007
	Number of	Weighted-	Number of	Weighted-
	Restricted	Average	Restricted	Average
	Stock Units	Exercise Price	Stock Units	Exercise Price
Outstanding restricted stock units, beginning of period	123,982	$19.28	193,982	$19.72

Vested	(52,106)	20.50	—	—
Cancelled	(32,813)	15.88	—	—

Outstanding restricted stock units, end of period	39,063	$20.50	193,982	$19.72

12. Reportable Segment Information
     The Company’s reportable segments consist of the Hospital Division and the MedCath Partners Division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Three Months Ended December 31,
	2008	2007
Net revenue:
Hospital Division	$145,275	$138,079
MedCath Partners Division	7,730	8,006
Corporate and other	98	610

Consolidated totals	$153,103	$146,695

Income (loss) from operations:
Hospital Division	$9,800	$32,551
MedCath Partners Division	806	886
Corporate and other	(2,702)	(23,913)

Consolidated totals	$7,904	$9,524

Depreciation and amortization:
Hospital Division	$6,658	$5,898
MedCath Partners Division	1,146	1,293
Corporate and other	180	277

Consolidated totals	$7,984	$7,468

Interest expense (income) including intercompany, net:
Hospital Division	$4,585	$5,948
MedCath Partners Division	2	(10)
Corporate and other	(1,830)	(3,103)

Consolidated totals	$2,757	$2,835

Capital expenditures:
Hospital Division	$25,465	$12,963
MedCath Partners Division	290	288
Corporate and other	486	1,645

Consolidated totals	$26,241	$14,896

	December 31,	September 30,
	2008	2008
Aggregate identifiable assets:
Hospital Division	$547,955	$546,665
MedCath Partners Division	35,819	38,719
Corporate and other	44,114	68,072

Consolidated totals	$627,888	$653,456

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
13. Goodwill and Intangible Assets
     Goodwill represents acquisition costs in excess of the fair value of net identifiable tangible and intangible assets and all of the Company’s goodwill is recorded within the Hospital Division segment. The Company evaluates goodwill annually on September 30 or earlier if indicators of potential impairment exist. Due to market conditions during the first quarter of 2009 and the related decline in the Company’s market capitalization, the Company performed an interim impairment test as of December 31, 2008. The results of this interim test indicated that no impairment existed as of that date.
     The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting unit. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments. Additionally, certain legislation is currently pending which could potentially impact the Company. Management will continue to monitor market conditions as well as the pending legislation and determine if additional interim impairment tests are necessary in future periods. If impairment indicators are present in such periods, the resulting impairment charges could be material.

14. Comprehensive Income

	Three Months Ended December 31,
	2008	2007
Net Income	$2,246	$3,064
Changes in fair value of interest rate swaps, net of tax benefit	(448)	(109)

Comprehensive Income	$1,798	$2,955

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report, as well as the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
Overview
     General. We are a healthcare provider focused primarily on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We have ownership interests in and operate nine hospitals, with a total of 676 licensed beds, of which 628 are staffed and available, and are located predominately in high growth markets in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. We are currently in the process of developing a new hospital in Kingman, Arizona. We expect this hospital to open in late 2009 or early 2010. This hospital is designed to accommodate a total of 106 licensed beds and will initially open with 70 licensed beds. We expanded our patient beds by 28 licensed beds at Arkansas Heart Hospital earlier this year and completed a 60 bed addition at TexSan Heart Hospital in August 2008. We are expanding our licensed beds by 79 at Louisiana Medical Center and Heart Hospital with remaining capacity for an additional 40 beds at that hospital. This expansion is expected to open in 2009. We also have plans to expand our Bakersfield Heart Hospital by 72 inpatient beds and 16 emergency department beds that will diversify the services offered by that hospital.
     In addition to our hospitals, we currently own and/or manage 21 cardiac diagnostic and therapeutic facilities. Thirteen of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining eight facilities are not located at hospitals and offer only diagnostic procedures.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended December 31,
Division	2008	2007
Hospital	94.9%	94.1%
MedCath Partners	5.0%	5.5%
Corporate and other	0.1%	0.4%

Net Revenue	100.0%	100.0%

     Revenue Sources by Payor. We receive payments for our services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations and patients directly. Our net revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since cardiovascular disease disproportionately affects those age 55 and older, the proportion of net revenue we derive from the Medicare program is higher than that of most general acute care hospitals. The following table sets forth the percentage of consolidated net revenue we earned by category of admitting payor in the periods indicated.

	Three Months Ended December 31,
Payor	2008	2007
Medicare	49.0%	48.3%
Medicaid	2.0%	3.7%
Commercial and other, including self-pay	49.0%	48.0%

Total consolidated net revenue	100.0%	100.0%

     A significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, and we expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue will remain significant in future periods. Our payor mix may fluctuate in future periods due to changes in reimbursement, market and industry trends with self-pay patients, and other similar factors.

     The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect our business. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program for Centers for Medicare and Medicaid Services (CMS). Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a possibility that recorded estimates will change by a material amount in the future.
Results of Operations
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
Net revenue	$153,103	$146,695	$6,408	4.4%	100.0%	100.0%
Operating expenses:
Personnel expense	50,656	50,384	272	0.5%	33.1%	34.3%
Medical supplies expense	42,651	38,742	3,909	10.1%	27.9%	26.4%
Bad debt expense	11,393	11,285	108	1.0%	7.4%	7.7%
Other operating expenses	32,235	29,016	3,219	11.1%	21.1%	19.8%
Pre-opening expenses	207	248	(41)	(16.5)%	0.1%	0.2%
Depreciation	7,835	7,341	494	6.7%	5.1%	5.0%
Amortization	149	127	22	17.3%	0.1%	0.1%
Loss on disposal of property, equipment and other assets	73	28	45	(160.7)%	0.0%	0.0%

Income from operations	7,904	9,524	(1,620)	(17.0)%	5.2%	6.5%
Other income (expenses):
Interest expense	(2,857)	(3,931)	1,074	27.3%	(1.9)%	(2.7)%
Loss on early extinguishment of debt	(6,961)	—	(6,961)	(100.0)%	(4.5)%	—
Interest and other income, net	100	1,158	(1,058)	(91.4)%	0.1%	0.8%
Equity in net earnings of unconsolidated affiliates	2,065	2,025	40	2.0%	1.3%	1.4%

Income from continuing operations before minority interest, income taxes and discontinued operations	251	8,776	(8,525)	(97.1)%	0.2%	6.0%
Minority interest share of earnings of consolidated subsidiaries	(2,776)	(4,137)	1,361	32.9%	(1.8)%	(2.8)%

(Loss)/income from continuing operations before income taxes and discontinued operations	(2,525)	4,639	(7,164)	(154.4)%	(1.6)%	3.2%
Income tax (benefit)/expense	(909)	2,348	(3,257)	(138.7)%	(0.6)%	1.6%

(Loss)/income from continuing operations	(1,616)	2,291	(3,907)	(170.5)%	(1.0)%	1.6%
Income from discontinued operations, net of taxes	3,862	773	3,089	399.6%	2.5%	0.5%

Net income	$2,246	$3,064	$(818)	(26.7)%	1.5%	2.1%

	Three Months Ended December 31,
	2008	2007	% Change
Selected Operating Data (a):
Number of hospitals	7	7
Licensed beds (b)	509	421
Staffed and available beds (c)	463	404
Admissions (d)	6,757	7,150	(5.5)%
Adjusted admissions (e)	9,874	9,829	0.5%
Patient days (f)	25,181	25,460	(1.1)%
Adjusted patient days (g)	37,044	35,144	5.4%
Average length of stay (days) (h)	3.73	3.56	4.8%
Occupancy (i)	59.1%	68.5%
Inpatient catheterization procedures (j)	3,552	4,049	(12.3)%
Inpatient surgical procedures (k)	2,001	1,947	2.8%
Hospital net revenue (in thousands except percentages)	$144,225	$137,151	5.2%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Our consolidated net revenue increased 4.4% or $6.4 million to $153.1 million for the first quarter of fiscal 2009 from $146.7 million for the first quarter of fiscal 2008. Hospital division net revenue increased 5.2% for the first quarter of fiscal 2009 compared to the same period of fiscal 2008 offset by declines in our Partners and Corporate divisions.
     We continue to experience a shift from inpatient to outpatient services as a result of certain of our payors requiring catheterization procedures to be performed on an outpatient basis. Our outpatient business continued to grow with outpatient visits up 16.3% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.
     Our hospital division outpatient net revenue increased 18% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This increase is a result of a 39% increase in non-drug eluting stents, an 18% increase in drug eluting stents and a 90% increase in other outpatient surgeries during first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. These increases in the hospital division outpatient net revenue were offset by a decline in PTCA (or angioplasty) procedures.
     Inpatient hospital division net revenue decreased 1.4% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. We experienced a 56% increase in inpatient net revenue from new service lines at certain of our hospitals. These services include musculoskeletal and digestive services,which were 9.3% of our total hospital division net inpatient revenue for the first quarter of fiscal 2009 versus 5.9% of total hospital net inpatient revenue for the first quarter of fiscal 2008. We also saw an 11% increase in our hospital division inpatient net revenue related to open heart procedures. These increases were offset by decreases in our combined drug-eluting and non-drug eluting stent business, which was down 11% during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.
     Our net revenue was favorably impacted by lower uncompensated care discounts, which we refer to as charity care discounts, which are recorded as a reduction to gross revenue. The decrease in uncompensated care discounts reflects a decrease in the number of patients applying and qualifying for charity discounts. Charity care discounts were $0.8 million for the first quarter of fiscal 2009 compared to $1.6 million for the same period of the prior year.

     Personnel expense. Personnel expense increased 0.5% to $50.7 million for the first quarter of fiscal 2009 from $50.4 million for the first quarter of fiscal 2008. The $0.3 million increase in personnel expense was due primarily to the increase in clinical labor to support the increase in adjusted admissions and annual merit increases offset by a reduction in stock based compensation expense. Stock based compensation expense was $1.0 million for the first quarter of fiscal 2009 compared to $3.7 million for the first quarter of fiscal 2008.
     Medical supplies expense. Medical supplies expense increased 10.1% to $42.7 million for the first quarter of fiscal 2009 from $38.7 million for the first quarter of fiscal 2008. The 10.1% increase in medical supplies is a result of a 16% increase in Pacer and AICD volumes and a 33% increase in drug-eluting stent volume during the first quarter of fiscal 2009 compared to fiscal 2008.
     Bad debt expense. Bad debt expense increased 1.0% to $11.4 million for the first quarter of fiscal 2009 from $11.3 million for the first quarter of fiscal 2008. As a percentage of net revenue, bad debt expense decreased to 7.4% from 7.7% for the quarters ended December 31, 2008 and 2007, respectively. The decrease is primarily the result of improved collections recognized during the first quarter of fiscal 2009.
     Other operating expenses. Other operating expenses increased 11.1% to $32.2 million for first quarter of fiscal 2009 from $29.0 million for the first quarter of fiscal 2008. The increase is attributable to higher costs related to clinical and nonclinical purchased contract services as a result of increased adjusted admissions and the demand for clinical services as well as an increase in costs related to the start-up of a new primary care group at one of our hospitals. We also experienced an increase in marketing and advertising expenses to increase exposure in certain markets and an increase in expense for our self-insured medical malpractice insurance claims.
     Interest expense. Interest expense decreased $1.1 million or 27.3% to $2.8 million for the first quarter of fiscal 2009 from $3.9 million for the first quarter of fiscal 2008. The $1.1 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt and the capitalization of interest on our capital expansion projects.
     Loss on early extinguishment of debt. During December 2008, we redeemed all of our outstanding 9 7/8% Senior Notes for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Credit Facility and available cash on hand. In addition, we incurred $2.0 million in expenses related to the write-off of previously incurred financing costs associated with the Senior Notes.
     Interest and other income, net. Interest and other income, net, decreased to $0.1 million for the first quarter of fiscal 2009 from $1.2 million for the first quarter of fiscal 2008. The decrease in interest and other income is a direct result of the approximately $57.8 million decrease in our cash balance from December 31, 2007 to December 31, 2008 and a reduction in interest earned on cash balances. Our cash balance has decreased as a result of stock repurchases during the early half of fiscal 2008 and the repurchase of our 9 7/8% Senior Notes in December 2008.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries decreased to $2.7 million for the first quarter of fiscal 2009 from $4.1 million for the first quarter of fiscal 2008. This $1.4 million decrease was primarily due to the net decrease in income before minority interest of certain of our established hospitals. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
     Income tax (benefit)/expense. Income tax benefit was $0.9 million for the first quarter of fiscal 2009 compared to an income tax expense of $2.3 million for the first quarter of fiscal 2008, which represents an effective tax rate of approximately 36.0% and 50.6% for the respective periods. The higher effective tax rate for the first quarter of fiscal 2008 was the result of incentive stock option grants. The expense for stock options is not tax deductible at the time of grant. The impact of the total stock option grants for the first quarter of fiscal 2009 was immaterial compared to the first quarter of fiscal 2008 when grants were issued to our executive officers.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital and Cape Cod Cardiology for the first quarter of fiscal 2009 and Dayton Heart Hospital, Cape Cod Cardiology and the Heart Hospital of Lafayette for the first quarter of fiscal 2008, respectively. Income from discontinued operations increased to $3.9 million, net of tax, for the first quarter of fiscal 2009 from $0.8 million, net of tax, for the first quarter of fiscal 2008. The increase is the result of the gain recognized on the sale of Cape Cod Cardiology during the first quarter of fiscal 2009. The gain, net of tax, was approximately $4.0 million offset by losses for Dayton Heart Hospital related to the write off of uncollected accounts receivable.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital was $94.0 million at December 31, 2008 and $115.1 million at September 30, 2008. Consolidated working capital decreased primarily as a result of our repayment of the 9 7/8% Senior Notes in the December 2008, as discussed in Note 6 to the consolidated financial statements in this report.

     At December 31, 2008, $3.2 million of cash was restricted and held in escrow as required by the city of Kingman, Arizona in conjunction with the Company’s development of the Hualapai Mountain Medical Center. The escrowed funds are to be released upon our completion of common infrastructure construction projects affecting the city of Kingman. We anticipate the completion of the related projects and release of escrowed funds during late 2009 or early 2010.
     During the second quarter of fiscal 2007, we were informed by one of our Medicare fiscal intermediaries that outlier payments received prior to January 1, 2004 would not be disputed; therefore, we reversed a reserve of $2.2 million that was originally recorded to account for outlier payments that had been received in 2003. At December 31, 2008, we continue to carry a reserve of $9.3 million for outlier payments received in 2004, which is recorded in current liabilities of discontinued operations.
     The cash provided by continuing operations from operating activities was $18.2 million for the first quarter of fiscal 2009 compared to $0.1 million used by operating activities for the first quarter of fiscal 2008. The increase in cash provided by continuing operations is primarily a result of cash used from continuing operations during the first quarter of fiscal 2008 to pay income tax liabilities and accrued bonuses related to fiscal 2007 performance to our employees. We also paid a $5.8 million settlement to the United States Department of Justice in November 2007 as a result of an investigation of a clinical trial conducted at one of our hospitals. Our collections on accounts receivable have increased during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 which had a positive impact on our first quarter of fiscal 2009 cash flow from operations.
     Our investing activities from continuing operations used net cash of $29.9 million for the first quarter of fiscal 2009 compared to net cash used of $14.0 million for the first quarter of fiscal 2008. The total cash used for capital expenditures increased by $15.9 million during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 as a result of the expansion of our hospital facilities and the construction of the new acute care hospital in Kingman, Arizona.
     Our financing activities from continuing operations used net cash of $34.0 million for the first quarter of fiscal 2009 compared to net cash used of $28.5 million for the first quarter of fiscal 2008. The net cash used for financing activities for the first quarter of fiscal 2009 is primarily a result of the repayment of the 9 7/8% Senior Notes during December 2008. The repayment included a $5.0 million repurchase premium as discussed within Note 6 to the consolidated financial statements.
     Capital Expenditures. Expenditures, including accrued but unpaid amounts, for property and equipment for the first quarter of fiscal years 2009 and 2008 were $26.2 million and $14.9 million, respectively. Cash paid for property and equipment was $30.0 million and $14.0 million for the first quarter of fiscal years 2009 and 2008, respectively. During the first quarter ended December 31, 2008, we continued to develop our hospital in Kingman, Arizona and various expansion projects at our existing hospitals. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
     Obligations and Availability of Financing. At December 31, 2008, we had $132.9 million of outstanding debt, $15.3 million of which was classified as current. Of the outstanding debt, $86.2 million was outstanding under our Credit Facility. See Note 6 to the consolidated financial statements in this report. $46.4 million was outstanding to various lenders to our hospitals, and the remaining $0.3 million of debt was outstanding to lenders for MedCath Partners’ diagnostic services under capital leases and other miscellaneous indebtedness. Of the $86.2 million outstanding under our Credit Facility, $11.2 million was outstanding under the Revolver. The maximum availability under the Revolver is $85.0 million which is reduced by the aforementioned outstanding borrowings under the Revolver and outstanding letters of credit totaling $3.5 million.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. The Company was in compliance with all covenants in the instruments governing its outstanding debt at December 31, 2008.
     At December 31, 2008, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
     We believe that internally generated cash flows and available borrowings under our Credit Facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months. See Note 6 to the consolidated financial statements in this report.
     Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of December 31, 2008 was $279.8 million.
     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 2 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.

     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 6.58% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at December 31, 2008 was 8.06%.
     We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.
     We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we sweep cash from certain hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of December 31, 2008 and September 30, 2008, we held $42.0 million and $19.8 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.
Disclosure About Critical Accounting Policies
     Our accounting policies are disclosed in our 2008 Report on Form 10-K. During the first quarter of fiscal 2009, there were no material changes to these policies, however, as noted in our Form 10-K, we update our goodwill analysis on an annual basis.
     Goodwill represents acquisition costs in excess of the fair value of net identifiable tangible and intangible assets and all of the company’s goodwill is recorded within the hospital division segment. The company evaluates goodwill annually on September 30 or earlier if indicators of potential impairment exist. Due to market conditions during the first quarter of 2009 and the related decline in the company’s market capitalization, the company performed an interim impairment test as of December 31, 2008. The results of this interim test indicated that no impairment existed as of that date.
     The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting unit. Changes in the company’s strategy, assumptions and/or market conditions could significantly impact these judgments. Additionally, certain legislation is currently pending which could potentially impact the company. Management will continue to monitor market conditions as well as the pending legislation and determine if additional interim impairment tests are necessary in future periods. If impairment indicators are present in such periods, the resulting impairment charges could be material.
Forward-Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. Other than as may be required by federal securities laws to disclose material developments related to previously disclosed information, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and our other filings with the SEC, and the discussion of risk factors in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2008, before making an investment decision with respect to our debt and equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. There was no material change in our policy for managing risk related to variability in interest rates, commodity prices, other relevant market rates and prices during the first quarter of 2009. See Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for further discussions about market risk.
Interest Rate Risk
     Our Credit Facility borrowings expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of our Credit Facility was $86.2 million at December 31, 2008. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.2 million during the three month period ended December 31, 2008.

Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
     Information concerning certain risks and uncertainties appears under the heading “Forward-Looking Statements” in Part I, Item 2 of this report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2008. You should carefully consider these risks and uncertainties before making an investment decision with respect to our debt and equity securities. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.
     During the period covered by this report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008 or filings subsequently made with the Securities and Exchange Commission except the addition of the following risk factor:
Declines in the market price of our common stock or changes in other circumstances that may indicate an impairment of goodwill could adversely affect our financial position and results of operations.
     It is possible that a change in circumstances such as the decline in the market price of our common stock or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of our goodwill, could negatively impact the valuation and create the potential for a non-cash charge to recognize impairment losses on some or all of our goodwill. If we were required to write down a portion of our goodwill and record related non-cash impairment charges, our financial position and results of operations would be adversely affected.
     The above risk and other risks described in our other filings with the SEC could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.
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
     The Board of Directors approved a stock repurchase program of up to $59.0 million in August 2007, which was announced November 2007. Stock purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The repurchase program may be discontinued at any time. Subsequent to the approval of the stock repurchase program, the Company has purchased 1,885,461 shares of common stock at a total cost of $44.4 million, with a remaining $14.6 million available to be repurchased per the approved stock repurchase program. No shares were repurchased during the first quarter of fiscal year 2009.
     See Note 9 to our annual financial statements in our Annual Report on Form 10-K for the year ended September 30, 2008 for a description of restrictions on payments of dividends.

Item 6. Exhibits

Exhibit
No.	Description

10.1*	Amended and Restated Credit Agreement, dated as of November 10, 2008, among MedCath Corporation, as a parent guarantor, MedCath Holdings Corp., as the borrower, certain of the subsidiaries of MedCath Corporation party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time.(1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 14, 2008

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION

Dated: February 9, 2009	By:	/s/ O. EDWIN FRENCH
O. Edwin French President and Chief Executive Officer (principal executive officer)

	By:	/s/ JEFFREY L. HINTON Jeffrey L. Hinton Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY Lora Ramsey Vice President — Controller (principal accounting officer)