Form 10-Q
period 2009-03-31
MEDCATH CORP
filed 2009-05-21
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐       No ☑
As of May 18, 2009, there were 19,634,519 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31,	September 30,
	2009	2008
Current assets:
Cash and cash equivalents	$42,883	$93,836
Restricted cash	3,166	3,154
Accounts receivable, net	89,638	83,875
Income tax receivable	1,275	3,091
Medical supplies	17,661	15,479
Deferred income tax assets	8,643	9,769
Prepaid expenses and other current assets	10,545	9,796
Current assets of discontinued operations	12,531	20,776

Total current assets	186,342	239,776
Property and equipment, net	357,285	323,729
Investments in affiliates	12,676	15,285
Goodwill	60,174	60,174
Other intangible assets, net	6,266	6,063
Other assets	7,767	8,378
Long-term assets of discontinued operations	—	51

Total assets	$630,510	$653,456

Current liabilities:
Accounts payable	$41,513	$41,642
Accrued compensation and benefits	19,596	16,872
Other accrued liabilities	22,265	24,054
Current portion of long-term debt and obligations under capital leases	11,991	31,920
Current liabilities of discontinued operations	9,465	10,184

Total current liabilities	104,830	124,672
Long-term debt	112,038	115,628
Obligations under capital leases	1,845	2,087
Deferred income tax liabilities	12,170	12,352
Other long-term obligations	3,006	4,454

Total liabilities	233,889	259,193

Commitments and contingencies

Minority interest in equity of consolidated subsidiaries	18,929	24,667

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,684,780 issued and 19,730,419 outstanding at March 31, 2009 21,553,054 issued and 19,598,693 outstanding at September 30, 2008	216	216
Paid-in capital	456,035	455,494
Accumulated deficit	(33,310)	(41,138)
Accumulated other comprehensive loss	(452)	(179)
Treasury stock, at cost; 1,954,361 shares at March 31, 2009 1,954,361 shares at September 30, 2008	(44,797)	(44,797)

Total stockholders’ equity	377,692	369,596

Total liabilities and stockholders’ equity	$630,510	$653,456

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net revenue	$158,867	$154,200	$311,970	$300,895
Operating expenses:
Personnel expense	52,127	49,156	102,783	99,540
Medical supplies expense	43,811	41,656	86,462	80,398
Bad debt expense	10,618	10,332	22,011	21,617
Other operating expenses	32,344	30,424	64,580	59,442
Pre-opening expenses	380	245	587	493
Depreciation	7,565	7,689	15,400	15,030
Amortization	210	135	359	262
Loss on disposal of property, equipment and other assets	91	138	164	166

Total operating expenses	147,146	139,775	292,346	276,948

Income from operations	11,721	14,425	19,624	23,947
Other income (expenses):
Interest expense	(1,338)	(3,864)	(4,194)	(7,796)
Gain (loss) on early extinguishment of debt	259	—	(6,702)	—
Interest and other income	73	485	173	1,646
Equity in net earnings of unconsolidated affiliates	2,714	2,181	4,779	4,206

Total other income (expense), net	1,708	(1,198)	(5,944)	(1,944)

Income from continuing operations before minority interest and incomes taxes	13,429	13,227	13,680	22,003
Minority interest share of earnings of consolidated subsidiaries	(4,639)	(4,642)	(7,415)	(8,779)

Income from continuing operations before income taxes	8,790	8,585	6,265	13,224
Income tax expense	3,372	3,099	2,463	5,448

Income from continuing operations	5,418	5,486	3,802	7,776
Income from discontinued operations, net of taxes	164	199	4,026	973

Net income	$5,582	$5,685	$7,828	$8,749

Earnings per share, basic
Continuing operations	$0.28	$0.28	$0.19	$0.38
Discontinued operations	0.01	0.01	0.21	0.05
Earnings per share, basic	$0.28	$0.29	$0.40	$0.43

Earnings per share, diluted
Continuing operations	$0.28	$0.28	$0.19	$0.37
Discontinued operations	0.01	0.01	0.21	0.05
Earnings per share, diluted	$0.28	$0.29	$0.40	$0.42

Weighted average number of shares, basic	19,664	19,841	19,631	20,438
Dilutive effect of stock options and restricted stock	26	121	—	202

Weighted average number of shares, diluted	19,690	19,962	19,631	20,640

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	(Loss)	Shares	Amount	Total
Balance, September 30, 2008	21,553	$216	$455,494	$(41,138)	$(179)	1,954	$(44,797)	$369,596
Stock awards, including income tax benefit	132	—	(1,296)	—	—	—	—	(1,296)
Share-based compensation expense	—	—	1,837	—	—	—	—	1,837
Comprehensive income:
Net income	—	—	—	7,828	—	—	—	7,828
Change in fair value of interest rate swap, net of income tax benefit	—	—	—	—	(273)	—	—	(273)

Total comprehensive income								7,555

Balance, March 31, 2009	21,685	$216	$456,035	$(33,310)	$(452)	1,954	$(44,797)	$377,692

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2009	2008
Net income	$7,828	$8,749
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(4,026)	(973)
Bad debt expense	22,011	21,617
Depreciation	15,400	15,030
Amortization	359	262
Excess income tax benefit on stock awards and options	—	(366)
Loss on disposal of property, equipment and other assets	164	166
Share-based compensation expense	1,837	3,922
Loss on early extinguishment of debt	6,702	—
Amortization of loan acquisition costs	532	439
Equity in earnings of unconsolidated affiliates, net of distributions received	2,176	1,274
Minority interest share of earnings of consolidated subsidiaries	7,415	8,779
Other	12	—
Deferred income taxes	(1)	(1,333)
Change in assets and liabilities that relate to operations:
Accounts receivable	(27,774)	(33,715)
Medical supplies	(2,182)	(1,578)
Prepaids and other assets	1,682	1,504
Accounts payable and accrued liabilities	3,855	(7,224)

Net cash provided by operating activities of continuing operations	35,990	16,553
Net cash (used in) provided by operating activities of discontinued operations	(1,195)	2,767

Net cash provided by operating activities	34,795	19,320

Investing activities:
Purchases of property and equipment	(53,844)	(27,047)
Proceeds from sale of property and equipment	531	83
Cash restricted for investment	—	(8,500)
Proceeds from sale of equity investment	—	624
Investments in affiliates	—	(1,030)

Net cash used in investing activities of continuing operations	(53,313)	(35,870)
Net cash provided by investing activities of discontinued operations	6,895	23,757

Net cash used in investing activities	(46,418)	(12,113)

Financing activities:
Proceeds from issuance of long-term debt	83,242	—
Repayments of long-term debt	(114,710)	(1,423)
Repayments of obligations under capital leases	(526)	(703)
Distributions to minority partners	(10,634)	(11,823)
Proceeds from exercised stock options	—	3,227
Purchase of treasury shares	—	(44,403)
Excess income tax benefit on stock awards and options	—	366

Net cash used in financing activities of continuing operations	(42,628)	(54,759)
Net cash used in financing activities of discontinued operations	(2,403)	(8,879)

Net cash used in financing activities	(45,031)	(63,638)

Net decrease in cash and cash equivalents	(56,654)	(56,431)
Cash and cash equivalents:
Beginning of period	112,068	141,873

End of period	$55,414	$85,442

Cash and cash equivalents of continuing operations	42,883	85,256
Cash and cash equivalents of discontinued operations	12,531	186
See notes to unaudited consolidated financial statements

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
1. Business and Basis of Presentation
     MedCath Corporation (the “Company”) primarily focuses on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the “Hospital Division”) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of March 31, 2009, the Company and its physician partners have ownership interest in and operate nine hospitals in seven states with a total of 676 licensed beds.
     In addition to its hospitals, the Company provides cardiovascular care services in diagnostic and therapeutic facilities in various locations and through mobile cardiac catheterization laboratories (the “MedCath Partners Division”). The Company also provides consulting and management services tailored primarily to cardiologists and cardiovascular surgeons, which is included in the Corporate and other division.
     The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in the Avera Heart Hospital of South Dakota and Harlingen Medical Center as of March 31, 2009 and is not the primary beneficiary under the revised version of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN No. 46-R”). Therefore, the Company is unable to consolidate these hospitals’ results of operations and financial position, but rather is required to account for its minority ownership interest in these hospitals as an equity method investment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, see Note 5.
     Basis of Presentation — The Company’s unaudited interim consolidated financial statements as of March 31, 2009 and for the three and six months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America hereafter, (generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. During the six months ended March 31, 2009, the Company has not made any material changes in the selection or application of its critical accounting policies that were set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
2. Recent Accounting Pronouncements
     Recently Adopted Accounting Pronouncements:
     Effective October 1, 2008 the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (“FAS”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with the provisions of FSP FAS 157-2 the Company has elected to defer implementation of SFAS 157 until October 1, 2010 as it relates to the Company’s non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company is evaluating the impact, if any, SFAS 157 will have on those non-financial assets and liabilities. The adoption of SFAS 157, in regard to financial assets and liabilities, did not have any impact on the Company’s consolidated balance sheets, results of operations or cash flows, as the Company did not have any financial assets or liabilities that are required to be re-measured and reported at fair value as of and for the six months ended March 31, 2009.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Effective October 1, 2008 the Company adopted the provisions of Statements of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has elected not to apply the fair value option to any “eligible items”, as defined by SFAS 159.
     Recently Issued Accounting Pronouncements:
     In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB 28-1”). FSP SFAS No. 107-1 and APB 28-1, amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting to require disclosures of the fair value of financial instruments in interim financial statements. FSP SFAS No. 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company plans to adopt FSP SFAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements in its June 30, 2009 consolidated financial statements.
3. Divestitures
     During December 2008 the MedCath Partners Division of the Company sold its entire interest in Cape Cod Cardiology Services, LLC (“Cape Cod”) for $6.9 million, resulting in a gain of $4.0 million, net of tax, which has been included in income from discontinued operations for the six months ended March 31, 2009.
     During May 2008 the Hospital Division of the Company sold the net assets of Dayton Heart Hospital (“DHH”). In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) the Company has classified the results of operations and the impacts from the collections and payments of the remaining assets and liabilities associated with the facilities divested, as discontinued operations for the three and six months ended March 31, 2009 and 2008.
     The results of operations and the assets and liabilities of discontinued operations included in the consolidated statements of income and consolidated balance sheets are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net revenue	$66	$16,922	$1,832	$38,601
Gain from sale of Cape Cod	—	—	6,640	—
Income before income taxes	269	595	6,652	1,136
Income tax expense	105	396	2,626	163

Net income	$164	$199	$4,026	$973

	March 31,	September 30,
	2009	2008
Cash and cash equivalents	$12,531	$18,232
Accounts receivable, net	—	1,856
Other current assets	—	688

Current assets of discontinued operations	$12,531	$20,776

Property and equipment, net	$—	$51

Long-term assets of discontinued operations	$—	$51

Accounts payable	$9,465	$9,467
Accrued liabilities	—	717

Current liabilities of discontinued operations	$9,465	$10,184

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	March 31,	September 30,
	2009	2008
Receivables, principally from patients and third-party payors	$155,019	$131,915
Receivables, principally from billings to hospitals for various cardiovascular procedures	1,053	2,608
Amounts due under management contracts	5,418	3,745
Other	5,018	3,463

	166,508	141,731
Less allowance for doubtful accounts	(76,870)	(57,856)

Accounts receivable, net	$89,638	$83,875

5. Equity Investments
     The Company owns minority interests in the Avera Heart Hospital of South Dakota, Harlingen Medical Center, and certain diagnostic ventures, for which the Company neither has substantive control over the ventures nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its minority ownership interest in the hospitals and other ventures as equity method investments.
     The following represents summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net revenue	$56,489	$53,840	$115,209	$104,928
Income from operations	$11,806	$10,167	$25,048	$19,173
Net income	$9,486	$8,982	$20,577	$17,063

	March 31,	September 30,
	2009	2008
Current assets	$58,177	$69,766
Long-term assets	$153,485	$153,479
Current liabilities	$31,339	$28,430
Long-term liabilities	$118,746	$123,215
6. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	September 30,
	2009	2008
Senior Notes	$—	$101,961
Senior Secured Credit Facility	80,000	—
Notes payable to various lenders	43,025	44,415

	123,025	146,376
Less current portion	(10,987)	(30,748)

Long-term debt	$112,038	$115,628

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     During November 2008, the Company amended and restated its senior secured credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides for a three-year term loan facility in the amount of $75.0 million (the “Term Loan”) and a revolving credit facility in the amount of $85.0 million (the “Revolver”), which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. At the request of the Company and approval from its lenders, the aggregate amount available under the Senior Secured Credit Facility may be increased by an amount up to $50.0 million. Borrowings under the Senior Secured Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. At March 31, 2009 both the Term Loan and Revolver bore interest at 3.55%.
     The Senior Secured Credit Facility continues to be guaranteed jointly and severally by the Company and certain of the Company’s existing and future, direct and indirect, wholly owned subsidiaries and continues to be secured by a first priority perfected security interest in all of the capital stock or other ownership interests owned by the Company and subsidiary guarantors in each of their subsidiaries, and, subject to certain exceptions in the credit facility, all other present and future assets and properties of the Company and the subsidiary guarantors and all intercompany notes.
     The Senior Secured Credit Facility requires compliance with certain financial covenants including a consolidated senior secured leverage ratio test, a consolidated fixed charge coverage ratio test and a consolidated total leverage ratio test. The Senior Secured Credit Facility also contains customary restrictions on, among other things, the Company and subsidiaries’ ability to incur liens; engage in mergers, consolidations and sales of assets; incur debt; declare dividends; redeem stock and repurchase, redeem and/or repay other debt; make loans, advances and investments and acquisitions; and enter into transactions with affiliates.
     The Senior Secured Credit Facility contains events of default, including cross-defaults to certain indebtedness, change of control events, and other events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, the Company could be required to immediately repay all outstanding amounts under the amended credit facility.
     The Company is required to make mandatory prepayments of principal in specified amounts upon the occurrence of certain events identified in the Senior Secured Credit Facility and is permitted to make voluntary prepayments of principal under the Senior Secured Credit Facility. The Term Loan is subject to amortization of principal in quarterly installments commencing on March 31, 2010. The maturity date of both the Term Loan and the Revolver is November 10, 2011.
     During December 2008 the Company redeemed its outstanding 9 7/8% senior notes (the “Senior Notes”) issued by MedCath Holdings Corp., a wholly owned subsidiary of the Company, for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Credit Facility and available cash on hand. In addition to the aforementioned repurchase premium the Company incurred $2.0 million in expense related to the write-off of previously incurred financing costs associated with the Senior Notes. The repurchase premium and write off of previously incurred financing costs have been included in the consolidated statement of income as loss on early extinguishment of debt.
     Debt Covenants—At March 31, 2009, the Company was in compliance with all covenants in the instruments governing its outstanding debt.
7. Contingencies and Commitments
     Contingencies — The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect the Company. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program, the Centers for Medicare and Medicaid Services (“CMS”). Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. The Company believes that adequate provisions have been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating net revenue, there is a possibility that recorded estimates will change by a material amount in the future.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. Fees to the RACs are paid on a contingency basis. The RAC program began as a demonstration project in 2005 in three states (New York, California and Florida) which was expanded into the three additional states of Arizona, Massachusetts and South Carolina in July 2007. No RAC audits, however, were initiated at the Company’s Arizona or California hospitals during the demonstration project. The program was made permanent by the Tax Relief and Health Care Act of 2006 enacted in December 2006. CMS announced in March 2008 the end of the demonstration project and the commencement of the permanent program by the expansion of the RAC program to additional states beginning in the summer and fall 2008 and its plans to have RACs in place in all 50 states by 2010.
     RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process.
     The Company has undergone an internal assessment, under the supervision of its Audit Committee, of certain aspects of its operations and controls. The Company has completed its internal assessment and determined that there was no material impact on its consolidated balance sheets, statements of income or statements of cash flows. Although the Company believes the claims for reimbursement submitted to the Medicare program by the Company’s facilities have been accurate, the Company is unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through March 31, 2009. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     The Company has a one year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company additionally has insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division. Due to the Company’s self-insured retention levels, the Company is required to recognize an estimated liability for the amount of retained liability applicable to each malpractice claim. As of March 31, 2009 and September 30, 2008, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.8 million and $4.6 million, respectively, which is included in other accrued liabilities in the consolidated balance sheets.
     Commitments — The Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among other services, which are accounted in accordance with Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners issued by the FASB. As of March 31, 2009, the maximum potential future payments that the Company could be required to make under these guarantees were approximately $11.3 million through October 2011. At March 31, 2009 the Company had a liability of $6.1 million for the fair value of these guarantees, of which $4.3 million is in other accrued liabilities and $1.8 million is in other long term obligations. Additionally, the Company had an asset of $6.0 million representing the future services to be provided by the physicians, of which $4.3 million is in prepaid expenses and other current assets and $1.7 million is in other assets.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
8. Per Share Data
     The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 1,302,587 and 1,802,112 shares of common stock at prices ranging from $4.75 to $33.05, which were outstanding at March 31, 2009 and 2008, respectively, as well as 463,216 and 154,508 shares of restricted stock which were outstanding at March 31, 2009 and 2008, respectively. Of the outstanding stock options and restricted stock 1,739,328 and 937,000 have not been included in the calculation of diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, and 1,765,803 and 604,500 have not been included in the calculation of diluted earnings per share for the six months ended March 31, 2009 and 2008, respectively, because the stock options and restricted stock were anti-dilutive.
9. Stock Based Compensation
     The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) established accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Stock based compensation expense recorded during the three and six months ended March 31, 2009 was $0.8 million and $1.8 million, respectively. Tax benefits generated from stock based compensation expense was $0.3 million and $0.7 million for the three and six months ended March 31, 2009, respectively. Stock based compensation expense recognized for the three and six months ended March 31, 2008 was $0.2 million and $3.9 million, respectively. Tax benefits generated from stock based compensation expense was $0.1 million and $1.6 million for the three and six months ended March 31, 2008, respectively.
     Stock Options
     The following table summarizes the Company’s stock option activity:

	For the Three Months Ended
	March 31, 2009		March 31, 2008
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,825,837	$21.98	1,947,171	$21.66

Granted	—	—	19,000	23.38
Exercised	—	—	(164,059)	17.70
Cancelled	(523,250)	22.93	—	—

Outstanding stock options, end of period	1,302,587	$21.60	1,802,112	$22.03

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the Six Months Ended
	March 31, 2009		March 31, 2008
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,776,837	$22.15	1,727,112	$19.11

Granted	82,000	17.46	331,000	26.57
Exercised	—	—	(180,000)	17.83
Cancelled	(556,250)	22.74	(76,000)	27.71

Outstanding stock options, end of period	1,302,587	$21.60	1,802,112	$22.03

     Restricted Stock Awards
     During the quarter ended March 31, 2009, the Company granted 95,900 shares of restricted stock units to directors, which were fully vested at the date of grant but have certain sales restrictions. During the quarter ended March 31, 2009, the Company granted to employees 424,153 shares of restricted stock, in two separately equal grants. The first grant of restricted stock vests to employees in equal annual installments over a three year period, the second grant of restricted stock vests to employees over a three year period based on established performance conditions. Compensation expense, derived from the market price of the Company’s stock at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. At March 31, 2009 the Company had $3.2 million of unrecognized compensation expense associated with restricted stock awards.
     The following table summarizes the Company’s restricted stock award activity:

	For the Three Months Ended
	March 31, 2009		March 31, 2008
	Number of	Weighted-	Number of	Weighted-
	Restricted	Average	Restricted	Average
	Stock Units	Exercise Price	Stock Units	Exercise Price
Outstanding restricted stock units, beginning of period	39,063	$20.50	193,982	$19.72

Granted	520,053	8.94	—	—
Exercised	—	—	—	—
Cancelled	—	—	(39,474)	20.50

Outstanding restricted stock units, end of period	559,116	$9.74	154,508	$19.52

	For the Six Months Ended
	March 31, 2009		March 31, 2008
	Number of	Weighted-	Number of	Weighted-
	Restricted	Average	Restricted	Average
	Stock Units	Exercise Price	Stock Units	Exercise Price
Outstanding restricted stock units, beginning of period	123,982	$19.28	193,982	$19.72

Granted	520,053	8.94	—	—
Exercised	(52,106)	20.50	—	—
Cancelled	(32,813)	15.88	(39,474)	20.50

Outstanding restricted stock units, end of period	559,116	$9.74	154,508	$19.52

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
10. Reportable Segment Information
     The Company’s reportable segments consist of the Hospital Division and the MedCath Partners Division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net revenue:
Hospital Division	$150,961	$145,134	$296,236	$283,213
MedCath Partners Division	7,803	8,438	15,533	16,444
Corporate and other	103	628	201	1,238

Consolidated totals	$158,867	$154,200	$311,970	$300,895

Income (loss) from operations:
Hospital Division	$13,455	$16,160	$23,255	$48,710
MedCath Partners Division	609	1,212	1,415	2,097
Corporate and other	(2,343)	(2,947)	(5,046)	(26,860)

Consolidated totals	$11,721	$14,425	$19,624	$23,947

	March 31,	September 30,
	2009	2008
Aggregate identifiable assets:
Hospital Division	$563,812	$546,665
MedCath Partners Division	36,334	38,719
Corporate and other	30,364	68,072

Consolidated totals	$630,510	$653,456

     Substantially all of the Company’s net revenue in its Hospital Division and MedCath Partners Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily include management and consulting fees, general overhead and administrative expenses, financing activities, certain cash and cash equivalents, prepaid expenses, and other assets and operations of the business not subject to separate segment reporting.
11. Goodwill and Intangible Assets
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
     The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the fair value of the Company’s reporting unit. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments. Additionally, certain legislation is currently pending which could potentially impact the Company. Management will continue to monitor market conditions as well as pending legislation to determine if additional interim impairment tests are necessary in future periods. If impairment indicators are determined to be present in such periods, the resulting impairment charges could be material. There were no such indicators during the three month period ended March 31, 2009.
     12. Comprehensive Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net Income	$5,582	$5,685	$7,828	$8,749
Changes in fair value of interest rate swaps, net of tax benefit	175	(136)	(273)	(245)

Comprehensive Income	$5,757	$5,549	$7,555	$8,504

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
Overview
     General. We are a healthcare provider focused primarily on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We have ownership interests in and operate nine hospitals, with a total of 676 licensed beds, of which 625 are staffed and available, and are located predominately in high growth markets in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. We are currently in the process of developing a new hospital in Kingman, Arizona. We expect this hospital to open in late 2009 or early 2010. This hospital is designed to accommodate a total of 106 licensed beds and will initially open with 70 licensed beds. We completed our expansion of 28 licensed patient beds at Arkansas Heart Hospital during fiscal 2008 and completed a 60 bed addition at TexSan Heart Hospital in August 2008. We are expanding our licensed beds by 79 at Louisiana Medical Center and Heart Hospital with remaining capacity for an additional 40 beds at that hospital. This expansion is expected to open in 2009. We also have plans to expand our Bakersfield Heart Hospital by 72 inpatient beds and 16 emergency department beds that will diversify the services offered by that hospital.
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

	Three Months Ended March 31,		Six Months Ended March 31,
Division	2009	2008	2009	2008
Hospital	95.0%	94.1%	95.0%	94.1%
MedCath Partners	4.9%	5.5%	4.9%	5.5%
Corporate and other	0.1%	0.4%	0.1%	0.4%

Net Revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended March 31,		Six Months Ended March 31,
Payor	2009	2008	2009	2008
Medicare	55.7%	56.6%	52.7%	52.3%
Medicaid	4.2%	2.9%	3.1%	3.3%
Commercial and other, including self-pay	40.1%	40.5%	44.2%	44.4%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

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

     The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect our business. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program CMS. Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a possibility that recorded estimates will change by a material amount in the future.
     In 2005, CMS began using RACs to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. Fees to the RACs are paid on a contingency basis. The RAC program began as a demonstration project in 2005 in three states (New York, California and Florida) which was expanded into the three additional states of Arizona, Massachusetts and South Carolina in July 2007. No RAC audits, however, were initiated at our Arizona or California hospitals during the demonstration project. The program was made permanent by the Tax Relief and Health Care Act of 2006 enacted in December 2006. CMS announced in March 2008 the end of the demonstration project and the commencement of the permanent program by the expansion of the RAC program to additional states beginning in the summer and fall 2008 and its plans to have RACs in place in all 50 states by 2010.
     RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process.
     The Company has undergone an internal assessment, under the supervision of its Audit Committee, of certain aspects of its operations and controls. The Company has completed its internal assessment and determined that there was no material impact on its consolidated balance sheets, statements of income or statements of cash flows. Although the Company believes the claims for reimbursement submitted to the Medicare program by the Company’s facilities have been accurate, the Company is unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.

Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2009	2008	$	%	2009	2008
Net revenue	$158,867	$154,200	$4,667	3.0%	100.0%	100.0%
Operating expenses:
Personnel expense	52,127	49,156	2,971	6.0%	32.8%	31.9%
Medical supplies expense	43,811	41,656	2,155	5.2%	27.6%	27.0%
Bad debt expense	10,618	10,332	286	2.8%	6.7%	6.7%
Other operating expenses	32,344	30,424	1,920	6.3%	20.3%	19.7%
Pre-opening expenses	380	245	135	55.1%	0.2%	0.1%
Depreciation	7,565	7,689	(124)	(1.6)%	4.8%	5.0%
Amortization	210	135	75	55.6%	0.1%	0.1%
Loss on disposal of property, equipment and other assets	91	138	(47)	34.1%	0.1%	0.1%

Income from operations	11,721	14,425	(2,704)	(18.7)%	7.4%	9.4%
Other income (expenses):
Interest expense	(1,338)	(3,864)	2,526	65.4%	(0.8)%	(2.5)%
Gain on early extinguishment of debt	259	—	259	100.0%	0.2%	—
Interest and other income, net	73	485	(412)	(84.9)%	0.0%	0.3%
Equity in net earnings of unconsolidated affiliates	2,714	2,181	533	24.4%	1.7%	1.4%

Income from continuing operations before minority interest, income taxes and discontinued operations	13,429	13,227	202	1.5%	8.5%	8.6%
Minority interest share of earnings of consolidated subsidiaries	(4,639)	(4,642)	3	0.1%	(3.0)%	(3.0)%

Income from continuing operations before income taxes and discontinued operations	8,790	8,585	205	2.4%	5.5%	5.6%
Income tax expense	3,372	3,099	273	8.8%	2.1%	2.0%

Income from continuing operations	5,418	5,486	(68)	(1.2)%	3.4%	3.6%
Income from discontinued operations, net of taxes	164	199	(35)	(17.6)%	0.1%	0.1%

Net income	$5,582	$5,685	$(103)	(1.8)%	3.5%	3.7%

	Three Months Ended March 31,
	2009	2008	% Change
Selected Operating Data (a):
Number of hospitals	7	7
Licensed beds (b)	509	449
Staffed and available beds (c)	462	433
Admissions (d)	7,052	7,855	(10.2)%
Adjusted admissions (e)	10,556	10,817	(2.4)%
Patient days (f)	28,075	29,039	(3.3)%
Adjusted patient days (g)	42,117	40,247	4.6%
Average length of stay (days) (h)	3.98	3.70	7.6%
Occupancy (i)	67.5%	73.7%
Inpatient catheterization procedures (j)	3,451	4,225	(18.3)%
Inpatient surgical procedures (k)	2,087	2,120	(1.6)%
Hospital net revenue (in thousands except percentages)	$150,567	$144,778	4.0%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Our consolidated net revenue increased 3.0% or $4.7 million to $158.9 million for the second quarter of fiscal 2009 from $154.2 million for the second quarter of fiscal 2008. Hospital net revenue increased 4.0%, or $5.8 million, for the second quarter of fiscal 2009 compared to the same period of fiscal 2008, offset by declines in our Partners division and Corporate and other.
     Over the past several quarters, our hospitals have experienced a shift in patient clinical setting from inpatient to outpatient as the result of advancement in medical technologies and at the direction of certain of our payors. Total inpatient net revenue equaled 70% of the hospital division’s total net patient revenue for the second quarter of fiscal 2009 compared to approximately 78% for the second quarter of fiscal 2008.
     Inpatient Hospital division net revenue decreased 0.5% in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 and admissions declined 10% from 7,855 to 7,052. Inpatient net revenue declined for bare metal stents, vascular procedures, angioplasty procedures, implantable cardioverter defibrillator (“AICD”) procedures, and diagnostic catheterization procedures, offset by inpatient net revenue increases for new services performed at our hospitals such as musculoskeletal procedures and increases in net patient revenue for open heart procedures, drug eluting stent procedures, and other cardiovascular procedures.
     Outpatient Hospital division net revenue increased 42% in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 and outpatient cases increased 11.2% from 15,656 to 17,412. Outpatient net revenue increased for all service lines with the exception of angioplasty procedures.
     Total net patient revenue related to drug eluting stent procedures and bare metal stent procedures, regardless of clinical setting, increased $0.9 million, or 3.1%, for the second quarter of fiscal 2009 compared to the same quarter of fiscal 2008.
     Personnel expense. Personnel expense increased 6.0% to $52.1 million for the second quarter of fiscal 2009 from $49.1 million for the second quarter of fiscal 2008. The $3.0 million increase in personnel expense was due primarily to the increase in clinical labor to support increased volumes at the hospitals, annual merit increases, and an increase in stock based compensation. Stock based compensation expense was $0.8 million for the second quarter of fiscal 2009 compared to $0.2 million for the second quarter of fiscal 2008. The increase in stock based compensation expense was due to the issuance of restricted shares to certain employees which vest 50% over a three year period and 50% over a three year period based on certain performance criteria and the issuance of restricted stock units to directors of the Company which vested immediately, but have certain sale restrictions.

     Medical supplies expense. Medical supplies expense increased 5.2% to $43.8 million for the second quarter of fiscal 2009 from $41.7 million for the second quarter of fiscal 2008. The $2.1 million increase in medical supplies is a result of an 8.6% increase in pacemaker volume and a 29.8% increase in outpatient surgeries during the second quarter of fiscal 2009 compared to fiscal 2008. In addition, our length of stay and utilization of units per case increased at one of our hospitals. As length of stay increases, the chargeable supplies and pharmacy costs increase accordingly.
     Bad debt expense. Bad debt expense increased 2.8% to $10.6 million for the second quarter of fiscal 2009 from $10.3 million for the second quarter of fiscal 2008. As a percentage of net revenue, bad debt expense remained relatively flat at 6.7% for the quarters ended March 31, 2009 and 2008, respectively. As noted above, our total uncompensated care including charity care and bad debt expense was 8.3% for the second quarter of fiscal 2009 compared to 10.4% for the second quarter of fiscal 2008. The decrease in total uncompensated care is a result of the continued improvement in collections and a $0.9 million reduction in self-pay patient net revenue during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.
     Other operating expenses. Other operating expenses increased 6.3% to $32.3 million for the second quarter of fiscal 2009 from $30.4 million for the second quarter of fiscal 2008. The increase is attributable to higher costs related to clinical and nonclinical purchased contract services as a result of a 4.5% increase in emergency department visits, an increase in lab contract fees and an increase in costs related to the start-up of a new primary care group at one of our hospitals. We also experienced an increase in medical malpractice insurance due to specific case reserves and lower than average payments on outstanding claims during the quarter.
     Interest expense. Interest expense decreased $2.5 million or 65.4% to $1.3 million for the second quarter of fiscal 2009 from $3.8 million for the second quarter of fiscal 2008. The $2.5 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt and the capitalization of interest on our capital expansion projects. Capitalized interest was $0.8 million for the second quarter of fiscal 2009 compared to $0.2 million for the second quarter of fiscal 2008.
     Interest and other income, net. Interest and other income, net, decreased to $0.1 million for the second quarter of fiscal 2009 from $0.5 million for the second quarter of fiscal 2008. The decrease in interest and other income is a direct result of the approximately $42.3 million decrease in our cash balance from March 31, 2008 to March 31, 2009 which resulted in a reduction in interest earned on cash balances. Our cash balance has decreased as a result of the repurchase of our 9 7/8% Senior Notes during December 2008.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries remained flat at $4.6 million for the second quarter of fiscal 2009 and the second quarter of fiscal 2008. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
     Income tax (benefit)/expense. Income tax expense was $3.4 million for the second quarter of fiscal 2009 compared to $3.1 million for the second quarter of fiscal 2008, which represents an effective tax rate of approximately 38.4% and 36.1% for the respective periods. The 38.4% rate for the second quarter of fiscal 2009 is the approximate effective rate we would expect to incur absent any one time permanent or non-recurring items during the reporting period.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital and Cape Cod Cardiology for the second quarter of fiscal 2009 and Dayton Heart Hospital, Cape Cod Cardiology and the Heart Hospital of Lafayette for the second quarter of fiscal 2008, respectively. Income from discontinued operations remained consistent at $0.2 million, net of tax, for the second quarter of fiscal 2009 and the second quarter of fiscal 2008. Income from discontinued operations during the second quarter of fiscal 2009 was from the reversal of previous charges, whereas the income from discontinued operations from same quarter of fiscal 2008 was related to operating income from Cape Cod Cardiology offset by losses at Dayton Heart Hospital.

Six months ended March 31, 2009 Compared to Six Months Ended March 31, 2008
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Six Months Ended March 31,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2009	2008	$	%	2009	2008
Net revenue	$311,970	$300,895	$11,075	3.7%	100.0%	100.0%
Operating expenses:
Personnel expense	102,783	99,540	3,243	3.3%	32.9%	33.1%
Medical supplies expense	86,462	80,398	6,064	7.5%	27.7%	26.7%
Bad debt expense	22,011	21,617	394	1.8%	7.1%	7.2%
Other operating expenses	64,580	59,442	5,138	8.6%	20.7%	19.7%
Pre-opening expenses	587	493	94	19.1%	0.2%	0.1%
Depreciation	15,400	15,030	370	2.5%	4.9%	5.0%
Amortization	359	262	97	37.0%	0.1%	0.1%
Loss on disposal of property, equipment and other assets	164	166	(2)	1.2%	0.1%	0.1%

Income from operations	19,624	23,947	(4,323)	(18.1)%	6.3%	8.0%
Other income (expenses):
Interest expense	(4,194)	(7,796)	3,602	46.2%	(1.3)%	(2.6)%
Loss on early extinguishment of debt	(6,702)	—	(6,702)	(100.0)%	(2.1)%	—
Interest and other income, net	173	1,646	(1,473)	(89.5)%	—	0.5%
Equity in net earnings of unconsolidated affiliates	4,779	4,206	573	13.6%	1.5%	1.4%

Income from continuing operations before minority interest, income taxes and discontinued operations	13,680	22,003	(8,323)	(37.8)%	4.4%	7.3%
Minority interest share of earnings of consolidated subsidiaries	(7,415)	(8,779)	1,364	15.5%	(2.4)%	(2.9)%

Income from continuing operations before income taxes and discontinued operations	6,265	13,224	(6,959)	(52.6)%	2.0%	4.4%
Income tax expense	2,463	5,448	(2,985)	(54.8)%	0.8%	1.8%

Income from continuing operations	3,802	7,776	(3,974)	(51.1)%	1.2%	2.6%
Income from discontinued operations, net of taxes	4,026	973	3,053	(313.8)%	1.3%	0.3%

Net income	$7,828	$8,749	$(921)	(10.5)%	2.5%	2.9%

	Six Months Ended March 31,
	2009	2008	% Change
Selected Operating Data (a):
Number of hospitals	7	7
Licensed beds ( b )	509	449
Staffed and available beds ( c )	462	433
Admissions ( d )	13,814	15,005	(7.9)%
Adjusted admissions ( e )	20,436	20,645	(1.0)%
Patient days ( f )	53,208	54,499	(2.4)%
Adjusted patient days ( g )	79,028	75,381	4.8%
Average length of stay (days) ( h )	3.85	3.63	6.1%
Occupancy ( i )	63.3%	68.8%
Inpatients with a catheterization procedure (j)	7,006	8,274	(15.3)%
Inpatient surgical procedures (k)	4,087	4,069	0.4%
Hospital net revenue (in thousands except percentages)	$294,792	$281,929	4.6%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Our consolidated net revenue increased 3.7% or $11.1 million to $312.0 million for the six months ended March 31, 2009 from $300.9 million for the six months ended March 31, 2008. Hospital division net revenue increased 4.6% for the first six months of fiscal 2009 compared to the same period of fiscal 2008 offset by declines in our MedCath Partners division and Corporate and other.
     We continue to experience a shift from inpatient to outpatient services as a result of certain of our payors requiring catheterization procedures to be performed on an outpatient basis. Our outpatient business continued to grow with outpatient visits up 17.2% in the first six months of fiscal 2009 compared to the same period of fiscal 2008 and outpatient cases increased 10.7% from 29,953 for the first six months of fiscal 2008 to 33,163 for the first six months of fiscal 2009.
     Our Hospital division outpatient net revenue increased 31% during the first six months of fiscal 2009 compared to the same period of fiscal 2008. This increase is a result of a 61.0% increase in non-drug eluting stents, a 91.0% increase in drug eluting stents and a 38.2% increase in other outpatient surgeries during the first six months of fiscal 2009 compared to the same period of fiscal 2008. These increases in the Hospital division outpatient net revenue were offset by a decline in PTCA (or angioplasty) and open heart procedures.
     Inpatient Hospital division net revenue decreased 3.0% during the first six months of fiscal 2009 compared to the same period of fiscal 2008. We experienced a 6% increase in our hospital division inpatient net revenue related to open heart procedures as well as a 7% increase in drug-eluting stents for the six months of fiscal 2009 as compared the same period of fiscal 2008. These increases were offset by decreases in non-drug eluting stent net patient revenue, which was down 43% during the first six months of fiscal 2009 compared to the same period of fiscal 2008.
     Our net revenue was favorably impacted by lower uncompensated care discounts, which we refer to as charity care discounts, which are recorded as a reduction to gross revenue. The decrease in uncompensated care discounts reflects a decrease in the number of patients applying and qualifying for charity discounts. Charity care discounts were $2.8 million for the first six months of fiscal 2009 compared to $7.2 million for the same period of fiscal 2008.
     Personnel expense. Personnel expense increased 3.3% to $102.8 million for the first six months of fiscal 2009 from $99.5 million for the comparable period of fiscal 2008. The $3.3 million increase in personnel expense was due to the increase in clinical labor to support the increase in adjusted admissions and annual merit increases offset by a reduction in stock based compensation expense. Stock based compensation expense was $1.8 million for the first six months of fiscal 2009 compared to $3.9 million for the same period of fiscal 2008.
     Medical supplies expense. Medical supplies expense increased 7.5% to $86.5 million for the first six months of fiscal 2009 from $80.4 million for the comparable period of fiscal 2008. The $6.1 million increase in medical supplies is a result of a 10.2% increase in pacemaker and AICD volumes and a 38.2% increase in outpatient surgeries during the first six months of fiscal 2009 compared to the same period of fiscal 2008. In addition, our length of stay and utilization of units per case increased at one of our hospitals. As length of stay increases, the chargeable supplies and pharmacy costs increase accordingly.

     Bad debt expense. Bad debt expense increased 1.8% to $22.0 million for the first six months ended March 31, 2009 from $21.6 million for the comparable period of fiscal 2008. As a percentage of net revenue, bad debt expense decreased slightly to 7.1% for the first six months of fiscal 2009 as compared to 7.2% for the comparable period of fiscal 2008.
     Other operating expenses. Other operating expenses increased 8.6% to $64.6 million for the first six months of fiscal 2009 from $59.4 million for the comparable period of fiscal 2008. The increase is attributable to higher costs related to clinical and nonclinical purchased contract services as a result of a 2.5% increase in emergency department visits, an increase in lab contract fees and an increase in costs related to the start-up of a new primary care group at one of our hospitals. We also experienced an increase in medical malpractice insurance due to specific case reserves and lower than average payments on outstanding claims during the first six months of fiscal 2009.
     Interest expense. Interest expense decreased $3.6 million or 46.2% to $4.2 million for the first six months of fiscal 2009 from $7.8 million for the comparable period of fiscal 2008. The $3.6 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt and the capitalization of interest on our capital expansion projects. Capitalized interest was $1.5 million for the first six months of fiscal 2009 compared to $0.3 million for the same period of fiscal 2008.
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
     Interest and other income, net. Interest and other income, net, decreased to $0.2 million for the first six months of fiscal 2009 from $1.6 million for the comparable period of fiscal 2008. The decrease in interest and other income is a direct result of the approximately $42.3 million decrease in our cash balance from March 31, 2008 to March 31, 2009 which resulted in a reduction in interest earned on those cash balances. Our cash balance decreased primarily as a result of the repurchase of our 9 7/8% Senior Notes during December 2008.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries decreased to $7.4 million for the first six months of fiscal 2009 from $8.8 million for the comparable period of fiscal 2008. This $1.4 million decrease was primarily due to the overall net decrease in income before minority interest of certain of our established hospitals. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
     Income tax (benefit)/expense. Income tax expense was $2.5 million for the first six months of fiscal 2009 compared $5.4 million for the comparable period of fiscal 2008, which represents an effective tax rate of approximately 39.3% and 41.2% for the respective periods. The lower effective tax rate for the first six months of fiscal 2009 as compared to the same period of fiscal 2008 was a result of a decrease in other non-deductible expenses for tax purposes primarily compensation expense associated with incentive stock option grants.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital and Cape Cod Cardiology for the first six months of fiscal 2009 and Dayton Heart Hospital, Cape Cod Cardiology and the Heart Hospital of Lafayette for the comparable period of fiscal 2008. Income from discontinued operations increased to $4.0 million, net of tax, for the first six months of fiscal 2009 from $1.0 million, net of tax, for the comparable period of fiscal 2008. The increase is the result of the gain recognized on the sale of Cape Cod Cardiology during the first quarter of fiscal 2009. The gain, net of tax, was approximately $4.0 million offset by losses for Dayton Heart Hospital related to the write-off of uncollected accounts receivable.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital was $81.5 million at March 31, 2009 and $115.1 million at September 30, 2008. Consolidated working capital decreased primarily as a result of our repayment of the 9 7/8% Senior Notes in December 2008, as discussed in Note 6 to the consolidated financial statements in this report.
     At March 31, 2009, $3.2 million of cash was restricted and held in escrow as required by the city of Kingman, Arizona in conjunction with the Company’s development of the Hualapai Mountain Medical Center. The escrowed funds are to be released upon our completion of common infrastructure construction projects affecting the city of Kingman. We anticipate the completion of the related projects and release of escrowed funds during late 2009 or early 2010.
     At March 31, 2009, we continue to carry a reserve of $9.4 million for outlier payments received in 2004, which is recorded in current liabilities of discontinued operations.

     The cash provided by continuing operations from operating activities was $36.0 million for the first six months of fiscal 2009 compared to $16.6 million for the comparable period of fiscal 2008. The increase in cash provided by continuing operations is primarily a result of cash used from continuing operations during the first quarter of fiscal 2008 to pay income tax liabilities and accrued bonuses related to fiscal 2007 performance to our employees. We also paid a $5.8 million settlement to the United States Department of Justice in November 2007 as a result of an investigation of a clinical trial conducted at one of our hospitals. Our collections on accounts receivable increased during the first six months of fiscal 2009 compared to the first six months of fiscal 2008 which had a positive impact on our cash flow from operations.
     Our investing activities from continuing operations used net cash of $53.3 million for the first six months of fiscal 2009 compared to $35.9 million for the comparable period of fiscal 2008. The total cash used for capital expenditures increased by $26.8 million during the first six months of fiscal 2009 as compared to fiscal 2008, as a result of the expansion of our hospital facilities and the construction of the new acute care hospital in Kingman, Arizona.
     Our financing activities from continuing operations used net cash of $42.6 million for the first six months of fiscal 2009 compared to $54.8 million for the comparable period of fiscal 2008. The net cash used for financing activities for the first six months of fiscal 2009 is primarily a result of the repayment of the 9 7/8% Senior Notes during December 2008. The repayment included a $5.0 million repurchase premium as discussed within Note 6 to the consolidated financial statements. The decrease in cash used for financing activities for the first six months of fiscal 2009 as compared to fiscal 2008, primarily relates to the purchase of treasury stock during the first six months of fiscal 2008.
     Capital Expenditures. Expenditures, including accrued but unpaid amounts, for property and equipment for the first six months of fiscal years 2009 and 2008 were $43.8 million and $19.8 million, respectively. Cash paid for property and equipment was $53.8 million and $27.0 million for the first six months of fiscal years 2009 and 2008, respectively. During the first six months ended March 31, 2009, we continued to develop our hospital in Kingman, Arizona and various expansion projects at our existing hospitals. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.
     Obligations and Availability of Financing. At March 31, 2009, we had $125.9 million of outstanding debt, $12.0 million of which was classified as current. Of the outstanding debt, $80.0 million was outstanding under our Senior Secured Credit Facility. See Note 6 to the consolidated financial statements in this report. $45.6 million was outstanding to various lenders to our hospitals, and the remaining $0.3 million of debt was outstanding to lenders for MedCath Partners’ diagnostic services under capital leases and other miscellaneous indebtedness. Of the $80.0 million outstanding under our Senior Secured Credit Facility, $5.0 million was outstanding under the Revolver. The maximum availability under the Revolver is $85.0 million which is reduced by the aforementioned outstanding borrowings under the Revolver and outstanding letters of credit totaling $3.5 million.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. The Company was in compliance with all covenants in the instruments governing its outstanding debt at March 31, 2009.
     At March 31, 2009, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
     We believe that internally generated cash flows and available borrowings under our Senior Secured Credit Facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months. See Note 6 to the consolidated financial statements in this report.
     Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of March 31, 2009 was $291.0 million.
     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 2 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 5.09% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at March 31, 2009 was 8.06%.
     We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.

     We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we sweep cash from certain hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of March 31, 2009 and September 30, 2008, we held $40.1 million and $19.8 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.
Disclosure About Critical Accounting Policies
     Our accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008. During the first six months of fiscal 2009 we adopted new accounting policies as discussed in Note 2 — Recent Accounting Pronouncements to the consolidated financial statements. The adoption of these new accounting policies did not have a material impact on our consolidated balance sheets, statements of operations or cash flows.
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
     The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting unit. Changes in the company’s strategy, assumptions and/or market conditions could significantly impact these judgments. Additionally, certain legislation is currently pending which could potentially impact the company. Management will continue to monitor market conditions as well as the pending legislation to determine if additional interim impairment tests are necessary in future periods. If impairment indicators are determined to be present in such periods, the resulting impairment charges could be material. There were no such indicators during the three month period ended March 31, 2009.
Forward-Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and our other filings with the SEC, including the discussion of risk factors in Item 1A. Risk Factors in this report and our Annual Report on Form 10-K for the year ended September 30, 2008, before making an investment decision with respect to our debt and equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. There was no material change in our policy for managing risk related to variability in interest rates, commodity prices, other relevant market rates and prices during the first six months of 2009. See Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for further discussions about market risk.

Interest Rate Risk
     Our Senior Secured Credit Facility borrowings expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of our Senior Secured Credit Facility was $80.0 million at March 31, 2009. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.2 million during the six month period ended March 31, 2009.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2009, that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported in a timely manner, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     During the quarter ended March 31, 2009 the Company has enhanced its internal controls over financial reporting to improve the supervision of the case management function and the consistency of adherence to internal policies covering the documentation of patient and procedure-based risk factors and their relevance to certain of its admission related decisions.
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
     During the period covered by this report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008 or filings subsequently made with the Securities and Exchange Commission except for the addition of the following risk factors:
Declines in the market price of our common stock or changes in other circumstances that may indicate an impairment of goodwill could adversely affect our financial position and results of operations.
     It is possible that a change in circumstances such as the decline in the market price of our common stock or in the numerous variables associated with the judgments, assumptions and estimates made in assessing the appropriate valuation of our goodwill, could negatively impact the valuation and create the potential for a non-cash charge to recognize impairment losses on some or all of our goodwill. If we were required to write down a portion of our goodwill and record related non-cash impairment charges, our financial position and results of operations could be adversely affected.
Medicare Recovery Audit Contractor
     As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein, the outcome of future RAC audits may have a material adverse effect on our business, financial position, results of operations, or cash flows.
     The above risks and other risks described in our other filings with the SEC could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.

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
     The Board of Directors approved a stock repurchase program of up to $59.0 million in August 2007, which was announced November 2007. Stock purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The repurchase program may be discontinued at any time. Subsequent to the approval of the stock repurchase program, the Company has purchased 1,885,461 shares of common stock at a total cost of $44.4 million, with a remaining $14.6 million available to be repurchased per the approved stock repurchase program. No shares were repurchased during the second quarter of fiscal 2009.
     See Note 6 to our annual financial statements in our Annual Report on Form 10-K for the year ended September 30, 2008 for a description of restrictions on payments of dividends.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on March 4, 2009. The stockholders elected the nominees for Class II Directors. Directors whose terms of office continued after the annual meeting are Robert S. McCoy Jr., Galen D. Powers, Pamela G. Bailey, Edward Casas, and Jacque J. Sokolov, MD. In addition, the stockholders ratified the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the fiscal year ending September 30, 2009, and approved an amendment to the MedCath Corporation Outside Directors’ Stock Option Plan. The votes on these proposals were as follows:
1. Election of Class II Directors:

	For	Withheld

John T. Casey	18,030,448	260,361
Woodrin Grossman	18,090,111	200,698
O. Edwin French	18,030,195	260,614
2. Ratification of selection of Deloitte & Touche LLP as independent registered public accounting firm for the fiscal year ending September 30, 2009:

For	Against	Abstain	Broker Non-Vote

18,158,201	132,432	175	0
3. Approval of amendment to the MedCath Corporation Outside Directors’ Stock Option Plan:

For	Against	Abstain	Broker Non-Vote

10,943,804	5,612,653	3,675	1,730,677

Item 6. Exhibits

Exhibit
No.	Description

10.1*	MedCath Corporation Amended and Restated Outside Directors’ Stock Option and Award Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement of Form S-1 (File no. 333-60278).

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 14, 2008

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed January 5, 2009

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION
Dated: May 21, 2009	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JEFFREY L. HINTON
Jeffrey L. Hinton
Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President — Controller (principal accounting officer)