Form 10-Q
period 2009-06-30
MEDCATH CORP
filed 2009-08-10
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-33009
MEDCATH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	56-2248952 (IRS Employer Identification No.)
incorporation or organization)
10720 Sikes Place, Suite 300
Charlotte, North Carolina 28277
(Address of principal executive offices, including zip code)
(704) 815-7700
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
Yes ☐       No ☐
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
Yes ☐       No ☑
As of August 4, 2009, there were 19,641,519 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30,	September 30,
	2009	2008
Current assets:
Cash and cash equivalents	$42,857	$93,836
Restricted cash	3,166	3,154
Accounts receivable, net	76,205	83,875
Income tax receivable	3,940	3,091
Medical supplies	18,335	15,479
Deferred income tax assets	7,600	9,769
Prepaid expenses and other current assets	12,235	9,796
Current assets of discontinued operations	10,052	20,776

Total current assets	174,390	239,776
Property and equipment, net	370,418	323,729
Investments in affiliates	13,261	15,285
Goodwill	60,174	60,174
Other intangible assets, net	5,974	6,063
Other assets	13,167	8,378
Long-term assets of discontinued operations	—	51

Total assets	$637,384	$653,456

Current liabilities:
Accounts payable	$40,613	$41,642
Accrued compensation and benefits	17,980	16,872
Other accrued liabilities	25,793	24,054
Current portion of long-term debt and obligations under capital leases	19,133	31,920
Current liabilities of discontinued operations	9,560	10,184

Total current liabilities	113,079	124,672
Long-term debt	104,683	115,628
Obligations under capital leases	4,111	2,087
Deferred income tax liabilities	12,267	12,352
Other long-term obligations	6,882	4,454

Total liabilities	241,022	259,193

Commitments and contingencies

Minority interest in equity of consolidated subsidiaries	18,737	24,667

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,691,780 issued and 19,737,419 outstanding at June 30, 2009 21,553,054 issued and 19,598,693 outstanding at September 30, 2008	216	216
Paid-in capital	455,346	455,494
Accumulated deficit	(32,814)	(41,138)
Accumulated other comprehensive loss	(326)	(179)
Treasury stock, at cost; 1,954,361 shares at June 30, 2009 1,954,361 shares at September 30, 2008	(44,797)	(44,797)

Total stockholders’ equity	377,625	369,596

Total liabilities and stockholders’ equity	$637,384	$653,456

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$150,904	$154,273	$462,874	$455,168
Operating expenses:
Personnel expense	50,862	50,520	153,644	150,060
Medical supplies expense	44,995	42,757	131,457	123,155
Bad debt expense	12,547	10,235	34,558	31,852
Other operating expenses	31,441	29,555	96,022	88,996
Pre-opening expenses	754	149	1,340	643
Depreciation	7,858	7,505	23,258	22,535
Amortization	230	149	589	411
(Gain) loss on disposal of property, equipment and other assets	(26)	225	138	391

Total operating expenses	148,661	141,095	441,006	418,043

Income from operations	2,243	13,178	21,868	37,125
Other income (expenses):
Interest expense	(1,151)	(3,862)	(5,339)	(11,658)
Loss on early extinguishment of debt	—	—	(6,702)	—
Interest and other income	52	284	218	1,930
Equity in net earnings of unconsolidated affiliates	2,265	2,636	7,044	6,842

Total other income (expense), net	1,166	(942)	(4,779)	(2,886)

Income from continuing operations before minority interest and incomes taxes	3,409	12,236	17,089	34,239
Minority interest share of earnings of consolidated subsidiaries	(2,287)	(3,865)	(9,703)	(12,644)

Income from continuing operations before income taxes	1,122	8,371	7,386	21,595
Income tax expense	536	3,469	2,998	8,917

Income from continuing operations	586	4,902	4,388	12,678
(Loss) income from discontinued operations, net of taxes	(90)	6,870	3,936	7,843

Net income	$496	$11,772	$8,324	$20,521

Earnings per share, basic
Continuing operations	$0.03	$0.25	$0.22	$0.62
Discontinued operations	—	0.35	0.20	0.38

Earnings per share, basic	$0.03	$0.60	$0.42	$1.00

Earnings per share, diluted
Continuing operations	$0.03	$0.25	$0.22	$0.62
Discontinued operations	—	0.35	0.20	0.38

Earnings per share, diluted	$0.03	$0.60	$0.42	$1.00

Weighted average number of shares, basic	19,733	19,524	19,665	20,415
Dilutive effect of stock options and restricted stock	—	107	56	89

Weighted average number of shares, diluted	19,733	19,631	19,721	20,504

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	(Loss)	Shares	Amount	Total
Balance, September 30, 2008	21,553	$216	$455,494	$(41,138)	$(179)	1,954	$(44,797)	$369,596
Stock awards, including income tax benefit	139	—	(2,216)	—	—	—	—	(2,216)
Share-based compensation expense	—	—	2,068	—	—	—	—	2,068
Comprehensive income:
Net income	—	—	—	8,324	—	—	—	8,324
Change in fair value of interest rate swap, net of income tax benefit	—	—	—	—	(147)	—	—	(147)

Total comprehensive income								8,177

Balance, June 30, 2009	21,692	$216	$455,346	$(32,814)	$(326)	1,954	$(44,797)	$377,625

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2009	2008
Net income	$8,324	$20,521
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(3,936)	(7,843)
Bad debt expense	34,558	31,852
Depreciation	23,258	22,535
Amortization	589	411
Excess income tax benefit on stock awards and options	—	(648)
Loss on disposal of property, equipment and other assets	138	391
Share-based compensation expense	2,068	5,463
Loss on early extinguishment of debt	6,702	—
Amortization of loan acquisition costs	784	659
Equity in earnings of unconsolidated affiliates, net of distributions received	1,470	(536)
Minority interest share of earnings of consolidated subsidiaries	9,703	12,644
Other	(34)	—
Deferred income taxes	58	(1,846)
Change in assets and liabilities that relate to operations:
Accounts receivable	(26,888)	(37,238)
Medical supplies	(2,856)	(1,737)
Prepaids and other assets	(2,252)	1,188
Accounts payable and accrued liabilities	3,040	(10,347)

Net cash provided by operating activities of continuing operations	54,726	35,469
Net cash (used in) provided by operating activities of discontinued operations	(1,205)	521

Net cash provided by operating activities	53,521	35,990

Investing activities:
Purchases of property and equipment	(72,399)	(38,127)
Proceeds from sale of property and equipment	856	358
Investments in affiliates	—	(9,532)
Return of investment in affiliates	307	—

Net cash used in investing activities of continuing operations	(71,236)	(47,301)
Net cash provided by investing activities of discontinued operations	6,895	76,225

Net cash (used in) provided by investing activities	(64,341)	28,924

Financing activities:
Proceeds from issuance of long-term debt	83,479	—
Repayments of long-term debt	(115,515)	(2,144)
Repayments of obligations under capital leases	(949)	(1,024)
Distributions to minority partners	(12,175)	(14,813)
Proceeds from exercised stock options	77	3,947
Purchase of treasury shares	—	(44,403)
Excess income tax benefit on stock awards and options	—	648

Net cash used in financing activities of continuing operations	(45,083)	(57,789)
Net cash used in financing activities of discontinued operations	(3,256)	(14,745)

Net cash used in financing activities	(48,339)	(72,534)

Net (decrease) increase in cash and cash equivalents	(59,159)	(7,620)
Cash and cash equivalents:
Beginning of period	112,068	145,385

End of period	$52,909	$137,765

Cash and cash equivalents of continuing operations	42,857	120,735
Cash and cash equivalents of discontinued operations	10,052	17,030
See notes to unaudited consolidated financial statements

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
1. Business and Basis of Presentation
     MedCath Corporation (the “Company”) primarily focuses on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the “Hospital Division”) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of June 30, 2009, the Company and its physician partners have ownership interest in and operate nine hospitals in seven states with a total of 755 licensed beds.
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
     The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in the Avera Heart Hospital of South Dakota and Harlingen Medical Center as of June 30, 2009 and is not the primary beneficiary under the revised version of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN No. 46-R”). Therefore, the Company is unable to consolidate these hospitals’ results of operations and financial position, but rather is required to account for its minority ownership interest in these hospitals as an equity method investment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, see Note 5.
     Basis of Presentation — The Company’s unaudited interim consolidated financial statements as of June 30, 2009 and for the three and nine months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America hereafter, (generally accepted accounting principles) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. During the nine months ended June 30, 2009, the Company has not made any material changes in the selection or application of its critical accounting policies that were set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
2. Recent Accounting Pronouncements
     Recently Adopted Accounting Pronouncements:
     Effective October 1, 2008 the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions , and FSP FAS 157-2, Effective Date of FASB Statement No. 157 . FSP FAS 157-1 removes leasing from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with the provisions of FSP FAS 157-2 the Company has elected to defer implementation of SFAS 157 until October 1, 2010 as it relates to the Company’s non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company is evaluating the impact, if any, SFAS 157 will have on those non-financial assets and liabilities. The adoption of SFAS 157, in regard to financial assets and liabilities, did not have any impact on the Company’s consolidated balance sheets, results of operations or cash flows, as the Company did not have any financial assets or liabilities that are required to be re-measured and reported at fair value as of and for the nine months ended June 30, 2009.
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Effective June 30, 2009 the Company adopted the provisions of FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB 28-1”). FSP SFAS No. 107-1 and APB 28-1, amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting to require disclosures of the fair value of financial instruments in interim financial statements. See Note 6 for further disclosures.
     Effective June 30, 2009 the Company adopted the provisions of Statements of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. See Note 13 for further disclosures.
     Effective June 30, 2009 the Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and SFAS 124-2”), which modifies the existing other than temporary impairments (“OTTI”) model for investments in debt securities. Under FSP SFAS 115-2 and SFAS 124-2, the primary change to the OTTI model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. In addition, FSP SFAS 115-2 and SFAS 124-2 changes the presentation of an OTTI in the income statement if the only reason for recognition is a credit loss (i.e., an entity does not expect to recover its entire amortized cost basis). The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have an impact on the Company’s consolidated balance sheets, results of operations or cash flows.
     Effective June 30, 2009 the Company adopted the provisions of FSP SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”), which provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. The adoption of FSP SFAS 157-4 did not have an impact on the Company’s consolidated balance sheets, results of operations or cash flows.
     Recently Issued Accounting Pronouncements:
     On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No, 46(R) (“SFAS 167”), which amends the consolidation guidance that applies to variable interest entities (“VIE”s). The amendments will significantly affect the overall consolidation analysis under FIN No. 46-R. The provisions of SFAS 167 revise the definition and consideration of VIEs, primary beneficiary, and triggering events in which a company must re-evaluate its conclusions as to the consolidation of an entity under the provisions of SFAS 167. SFAS 167 is effective as of the beginning of the first fiscal year after November 15, 2009, fiscal 2011 for the Company. The Company is evaluating the potential impacts the adoption of SFAS 167 will have on its consolidated financial statements.
     On June 29, 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, such as the Company. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not anticipate the adoption of SFAS 168 will have a material impact on its consolidated financial statements.
3. Divestitures
     During December 2008 the MedCath Partners Division of the Company sold its entire interest in Cape Cod Cardiology Services, LLC (“Cape Cod”) for $6.9 million, resulting in a gain of $4.0 million, net of tax, which has been included in income from discontinued operations for the nine months ended June 30, 2009.
     During May 2008 the Hospital Division of the Company sold the net assets of Dayton Heart Hospital (“DHH”). In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) the Company has classified the results of operations and the impacts from the collections and payments of the remaining assets and liabilities associated with the facilities divested, as discontinued operations for the three and nine months ended June 30, 2009 and 2008.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The results of operations and the assets and liabilities of discontinued operations included in the consolidated statements of income and consolidated balance sheets are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$78	$9,260	$1,910	$48,233
Gain from sale of Cape Cod	—	—	6,640	—
(Loss) income before income taxes	(150)	8,515	6,502	9,652
Income tax (benefit) expense	(60)	1,645	2,566	1,809

Net (loss) income	$(90)	$6,870	$3,936	$7,843

	June 30,	September 30,
	2009	2008
Cash and cash equivalents	$10,052	$18,232
Accounts receivable, net	—	1,856
Other current assets	—	688

Current assets of discontinued operations	$10,052	$20,776

Property and equipment, net	$—	$51

Long-term assets of discontinued operations	$—	$51

Accounts payable	$9,559	$9,467
Accrued liabilities	1	717

Current liabilities of discontinued operations	$9,560	$10,184

4. Accounts Receivable
     Accounts receivable, net, consists of the following:

	June 30,	September 30,
	2009	2008
Receivables, principally from patients and third-party payors	$150,604	$131,915
Receivables, principally from billings to hospitals for various cardiovascular procedures	1,131	2,608
Amounts due under management contracts	2,675	3,745
Other	5,540	3,463

	159,950	141,731
Less allowance for doubtful accounts	(83,745)	(57,856)

Accounts receivable, net	$76,205	$83,875

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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The following represents summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$56,904	$56,304	$173,794	$163,560
Income from operations	$12,031	$16,059	$37,199	$35,640
Net income	$9,716	$11,327	$30,389	$28,789

	June 30,	September 30,
	2009	2008
Current assets	$62,139	$70,921
Long-term assets	$153,168	$153,766
Current liabilities	$30,589	$28,958
Long-term liabilities	$116,896	$123,356
6. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	September 30,
	2009	2008
Senior Notes	$—	$101,961
Senior Secured Credit Facility	80,000	—
Notes payable to various lenders	42,146	44,415

	122,146	146,376
Less current portion	(17,463)	(30,748)

Long-term debt	$104,683	$115,628

     During November 2008, the Company amended and restated its senior secured credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides for a three-year term loan facility in the amount of $75.0 million (the “Term Loan”) and a revolving credit facility in the amount of $85.0 million (the “Revolver”), which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. At the request of the Company and approval from its lenders, the aggregate amount available under the Senior Secured Credit Facility may be increased by an amount up to $50.0 million. Borrowings under the Senior Secured Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. At June 30, 2009 the Term Loan bore interest at 3.32% and the Revolver bore interest at 2.82%.
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The Company is required to make mandatory prepayments of principal in specified amounts upon the occurrence of certain events identified in the Senior Secured Credit Facility and is permitted to make voluntary prepayments of principal under the Senior Secured Credit Facility. The Term Loan is subject to amortization of principal in quarterly installments commencing on March 31, 2010. The maturity date of both the Term Loan and the Revolver is November 10, 2011. The maximum availability under the revolver is reduced by $5.0 million of outstanding borrowings and $3.5 million of outstanding letters of credit.
     During December 2008 the Company redeemed its outstanding 9 7/8% senior notes (the “Senior Notes”) issued by MedCath Holdings Corp., a wholly owned subsidiary of the Company, for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Senior Secured Credit Facility and available cash on hand. In addition to the aforementioned repurchase premium the Company incurred $2.0 million in expense related to the write-off of previously incurred financing costs associated with the Senior Notes. The repurchase premium and write off of previously incurred financing costs have been included in the consolidated statement of income as loss on early extinguishment of debt.
     Debt Covenants—At June 30, 2009, the Company was in violation of financial covenants under equipment loans at Texsan Heart Hospital. Accordingly, the total outstanding balance of $6.8 million for these loans has been included in the current portion of long-term debt and obligations under capital leases on the Company’s consolidated balance sheet. The covenant violations did not result in any other non-compliance related to the remaining covenants governing the Company’s outstanding debt; thereby the Company remained in compliance with all other covenants.
     Fair Value of Financial Instruments—The Company considers the carrying amount of significant classes of financial instruments on the consolidated balance sheets, including cash and cash equivalents; accounts receivable, net, accounts payable; income taxes payable; accrued liabilities; variable rate long-term debt; obligations under capital leases; and other long-term obligations to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at June 30, 2009 and September 30, 2008. The estimated fair value of long-term debt, including the current portion, at June 30, 2009 is approximately $40.0 million as compared to a carrying value of approximately $42.1 million. At September 30, 2008, the estimated fair value of long-term debt, including the current portion, was approximately $152.8 million as compared to a carrying value of approximately $146.4 million. Fair value of the Company’s fixed rate debt was estimated using discontinued cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of arrangements and market information. The fair value of the Company’s variable rate debt was determined to approximate its carrying value, due to the underlying variable interest rates.
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
     The Company believes the claims for reimbursement submitted to the Medicare program by the Company’s facilities have been accurate, however the Company is unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through June 30, 2009. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
     A joint venture in our MedCath Partners Division provides cardiac care services to a hospital pursuant to a management and services agreement. The joint venture and the hospital disagreed regarding the interpretation of certain provisions in the management and services agreement. During August 2008 the two parties reached an agreement as to settlement, resulting in the Company recording a liability of $0.7 million which is included within accrued liabilities in the consolidated balance sheet at September 30, 2008. During November 2008 the entire settlement amount was paid by the Company.
     During the prior and current fiscal year, the Company refunded certain reimbursements to CMS related to carotid artery stent procedures performed during prior fiscal years at two of the Company’s consolidated subsidiary hospitals. The U.S. Department of Justice (“DOJ”) initiated an investigation related to the Company’s return of these reimbursements. As a result of the DOJ’s investigation, the Company began negotiating a settlement agreement during the third quarter of fiscal 2009 with the DOJ whereby the Company is expected to pay approximately $0.8 million to settle and obtain a release from any federal civil false claims liability related to DOJ’s investigation. The DOJ allegations do not involve patient care, and relate solely to whether the procedures were properly reimbursable by Medicare. The settlement would not include any finding of wrong-doing or any admission of liability. As part of the settlement, the Company is also negotiating with the Department of Health and Human Services, Office of Inspector General, (“OIG”), to obtain a release from any federal health care program permissive exclusion actions to be instituted by the OIG. As of June 30, 2009 Company accrued the $0.8 million within other accrued liabilities on the consolidated balance sheet.
     The Company has a one year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company additionally has insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners division. Due to the Company’s self-insured retention levels, the Company is required to recognize an estimated liability for the amount of retained liability applicable to each malpractice claim. As of June 30, 2009 and September 30, 2008, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $5.4 million and $4.6 million, respectively, which is included in other accrued liabilities in the consolidated balance sheets.
     In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $3.2 million as of June 30, 2009 and September 30, 2008 which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $175,000 per plan participant.
     Commitments — The Company’s hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among other services, which are accounted in accordance with Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners issued by the FASB. As of June 30, 2009, the maximum potential future payments that the Company could be required to make under these guarantees were approximately $26.5 million through July 2012. At June 30, 2009 the Company had a liability of $12.4 million for the fair value of these guarantees, of which $6.0 million is in other accrued liabilities and $6.4 million is in other long term obligations. Additionally, the Company had an asset of $12.3 million representing the future services to be provided by the physicians, of which $5.9 million is in prepaid expenses and other current assets and $6.4 million is in other assets.
8. Per Share Data
     The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 1,205,587 and 1,810,614 shares of common stock at prices ranging from $4.75 to $33.05, which were outstanding at June 30, 2009 and 2008, respectively, as well as 487,335 and 145,430 shares of restricted stock which were outstanding at June 30, 2009 and 2008, respectively. Of the outstanding stock options and restricted stock 1,692,922 and 1,501,000 have not been included in the calculation of diluted earnings per share for the three months ended June 30, 2009 and 2008, respectively, and 1,637,260 and 786,000 have not been included in the calculation of diluted earnings per share for the nine months ended June 30, 2009 and 2008, respectively, because the stock options and restricted stock were anti-dilutive.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
9. Stock Based Compensation
     The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) established accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Stock based compensation expense recorded during the three and nine months ended June 30, 2009 was $0.2 million and $2.1 million, respectively. Tax benefits generated from stock based compensation expense was $0.1 million and $0.8 million for the three and nine months ended June 30, 2009, respectively. Stock based compensation expense recognized for the three and nine months ended June 30, 2008 was $1.5 million and $5.5 million, respectively. Tax benefits generated from stock based compensation expense was $0.6 million and $2.2 million for the three and nine months ended June 30, 2008, respectively.
     Stock Options
     The following table summarizes the Company’s stock option activity:

	For the Three Months Ended
	June 30, 2009		June 30, 2008
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,302,587	$21.60	1,802,112	$22.03

Granted	—	—	149,000	19.92
Exercised	(7,000)	10.95	(72,748)	12.79
Cancelled	(90,000)	21.60	(67,750)	26.23

Outstanding stock options, end of period	1,205,587	$21.66	1,810,614	$22.07

	For the Nine Months Ended
	June 30, 2009		June 30, 2008
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,776,837	$22.15	1,727,112	$19.11

Granted	82,000	17.46	480,000	24.51
Exercised	(7,000)	10.95	(252,748)	20.16
Cancelled	(646,250)	22.59	(143,750)	27.02

Outstanding stock options, end of period	1,205,587	$21.66	1,810,614	$22.07

     Restricted Stock Awards
     During the three and nine months ended June 30, 2009, the Company granted to employees 96,725 and 520,878 shares of restricted stock, respectively. Restricted stock granted to employees, excluding executives of the Company, vest in equal annual installments over a three year period. Executives of the Company, defined by the Company as vice president or higher, received two separately equal grants. The first grant of restricted stock vests in equal annual installments over a three year period, the second grant of restricted stock vests over a three year period based on established performance conditions. During the second quarter of this fiscal year, the Company granted 95,900 shares of restricted stock units to directors, which were fully vested at the date of grant but have certain sales restrictions. Compensation expense, derived from the market price of the Company’s stock at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. At June 30, 2009 the Company had $2.8 million of unrecognized compensation expense associated with restricted stock awards.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The following table summarizes the Company’s restricted stock award activity:

	For the Three Months Ended
	June 30, 2009		June 30, 2008
	Number of	Weighted-	Number of	Weighted-
	Restricted	Average	Restricted	Average
	Stock Units	Grant Price	Stock Units	Grant Price
Outstanding restricted stock units, beginning of period	559,116	$9.74	154,508	$19.52

Granted	96,725	9.42	—	—
Vested	—	—	(21,448)	20.50
Cancelled	(72,606)	9.40	(9,078)	20.50

Outstanding restricted stock units, end of period	583,235	$9.73	123,982	$19.28

	For the Nine Months Ended
	June 30, 2009		June 30, 2008
	Number of	Weighted-	Number of	Weighted-
	Restricted	Average	Restricted	Average
	Stock Units	Grant Price	Stock Units	Grant Price
Outstanding restricted stock units, beginning of period	123,982	$19.28	193,982	$19.72

Granted	616,778	9.01	—	—
Vested	(52,106)	20.50	(21,448)	20.50
Cancelled	(105,419)	11.42	(48,552)	20.50

Outstanding restricted stock units, end of period	583,235	$9.73	123,982	$19.28

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
10. Reportable Segment Information
     The Company’s reportable segments consist of the Hospital Division and the MedCath Partners Division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net revenue:
Hospital Division	$143,399	$145,663	$439,635	$428,876
MedCath Partners Division	7,398	8,040	22,931	24,484
Corporate and other	107	570	308	1,808

Consolidated totals	$150,904	$154,273	$462,874	$455,168

Income (loss) from operations:
Hospital Division	$3,271	$14,777	$26,526	$63,488
MedCath Partners Division	795	288	2,210	2,385
Corporate and other	(1,823)	(1,887)	(6,868)	(28,748)

Consolidated totals	$2,243	$13,178	$21,868	$37,125

	June 30,	September 30,
	2009	2008
Aggregate identifiable assets:
Hospital Division	$570,377	$546,665
MedCath Partners Division	33,694	38,719
Corporate and other	33,313	68,072

Consolidated totals	$637,384	$653,456

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
11. Goodwill and Intangible Assets
     Goodwill represents acquisition costs in excess of the fair value of net identifiable tangible and intangible assets. All of the Company’s goodwill is recorded within the Hospital Division segment. The Company evaluates goodwill annually on September 30 or earlier if indicators of potential impairment exist. Due to market conditions during the first quarter of 2009 and the related decline in the Company’s market capitalization, the Company performed an interim impairment test as of December 31, 2008. The results of this interim test indicated that no impairment existed as of that date.
     The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the fair value of the Company’s reporting unit. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments. Additionally, certain legislation is currently pending which could potentially impact the Company. Management will continue to monitor market conditions as well as pending legislation to determine if additional interim impairment tests are necessary in future periods. If impairment indicators are determined to be present in such periods, the resulting impairment charges could be material. There were no such indicators during the second or third quarter of this current fiscal year.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
12. Comprehensive Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net Income	$496	$11,772	$8,324	$20,521
Changes in fair value of interest rate swaps, net of tax benefit	126	146	(147)	(99)

Comprehensive Income	$622	$11,918	$8,177	$20,422

13. Subsequent Events
The Company has evaluated events subsequent to June 30, 2009 through August 7, 2009, the date the Company filed such unaudited consolidated financial statements on Form 10-Q with the SEC, and determined that no material subsequent events have occurred.

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
Overview
     General. We are a healthcare provider focused primarily on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We have ownership interests in and operate nine hospitals, with a total of 755 licensed beds, of which 705 are staffed and available, and are located predominately in high growth markets in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. We are currently in the process of developing a new hospital in Kingman, Arizona. We expect this hospital to open in late 2009 or early 2010. This hospital is designed to accommodate a total of 106 licensed beds and will initially open with 70 licensed beds. We completed our 79 bed expansion at Louisiana Medical Center and Heart Hospital during May 2009, with remaining capacity for an additional 40 beds at that hospital. We also have plans to expand our Bakersfield Heart Hospital by 72 inpatient beds and 16 emergency department beds that will diversify the services offered by that hospital.
     In addition to our hospitals, we currently own and/or manage 19 cardiac diagnostic and therapeutic facilities. Twelve of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining seven facilities are not located at hospitals and offer only diagnostic procedures.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our Hospital Division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended June 30,		Nine Months Ended June 30,
Division	2009	2008	2009	2008
Hospital	95.0%	94.4%	95.0%	94.2%
MedCath Partners	4.9%	5.2%	4.9%	5.4%
Corporate and other	0.1%	0.4%	0.1%	0.4%

Net Revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended June 30,		Nine Months Ended June 30,
Payor	2009	2008	2009	2008
Medicare	49.7%	51.2%	51.9%	52.0%
Medicaid	1.9%	2.8%	3.0%	3.1%
Commercial and other, including self-pay	48.4%	46.0%	45.1%	44.9%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

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
     The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect our business. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program, i.e. the CMS. Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a possibility that recorded estimates will change by a material amount in the future.

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
     Even though the Company believes the claims for reimbursement submitted to the Medicare program by the Company’s facilities have been accurate, the Company is unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2009	2008	$	%	2009	2008
Net revenue	$150,904	$154,273	$(3,369)	(2.2)%	100.0%	100.0%
Operating expenses:
Personnel expense	50,862	50,520	342	0.7%	33.7%	32.8%
Medical supplies expense	44,995	42,757	2,238	5.2%	29.8%	27.7%
Bad debt expense	12,547	10,235	2,312	22.6%	8.3%	6.6%
Other operating expenses	31,441	29,555	1,886	6.4%	20.8%	19.2%
Pre-opening expenses	754	149	605	406.0%	0.5%	0.1%
Depreciation	7,858	7,505	353	4.7%	5.2%	4.9%
Amortization	230	149	81	54.4%	0.2%	0.1%
(Gain) loss on disposal of property, equipment and other assets	(26)	225	(251)	111.6%	(0.0)%	0.1%

Income from operations	2,243	13,178	(10,935)	(83.0)%	1.5%	8.5%
Other income (expenses):
Interest expense	(1,151)	(3,862)	2,711	70.2%	(0.8)%	(2.5)%
Interest and other income, net	52	284	(232)	(81.7)%	0.0%	0.2%
Equity in net earnings of unconsolidated affiliates	2,265	2,636	(371)	(14.1)%	1.5%	1.7%

Income from continuing operations before minority interest, income taxes and discontinued operations	3,409	12,236	(8,827)	(72.1)%	2.2%	7.9%
Minority interest share of earnings of consolidated subsidiaries	(2,287)	(3,865)	1,578	40.8%	(1.5)%	(2.5)%

Income from continuing operations before income taxes and discontinued operations	1,122	8,371	(7,249)	(86.6)%	0.7%	5.4%
Income tax expense	536	3,469	(2,933)	(84.5)%	0.3%	2.2%

Income from continuing operations	586	4,902	(4,316)	(88.0)%	0.4%	3.2%
(Loss) income from discontinued operations, net of taxes	(90)	6,870	(6,960)	(101.3)%	(0.1)%	4.4%

Net income	$496	$11,772	$(11,276)	(95.8)%	0.3%	7.6%

	Three Months Ended June 30,
	2009	2008%	Change
Selected Operating Data (a):
Number of hospitals	7	7
Licensed beds (b)	588	449
Staffed and available beds (c)	542	449
Admissions (d)	6,352	7,384	(14.0)%
Adjusted admissions (e)	10,284	10,341	(0.6)%
Patient days (f)	25,482	27,132	(6.1)%
Adjusted patient days (g)	41,174	38,105	8.1%
Average length of stay (days) (h)	4.01	3.67	9.3%
Occupancy (i)	51.7%	66.4%
Inpatient catheterization procedures (j)	3,071	3,961	(22.5)%
Inpatient surgical procedures (k)	2,045	2,260	(9.5)%
Hospital net revenue (in thousands except percentages)	$141,665	$144,676	(2.1)%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Our consolidated net revenue decreased 2.2% or $3.4 million to $150.9 million for the third quarter of fiscal 2009 from $154.3 million for the third quarter of fiscal 2008. Hospital Division net revenue decreased 2.1%, or $3.0 million, for the third quarter of fiscal 2009 compared to the same period of fiscal 2008, in addition to declines in our MedCath Partners division and Corporate and other.
     Over the past several quarters, our hospitals have experienced a shift in patient clinical setting from inpatient to outpatient as the result of advancement in medical technologies and at the direction of certain of our payors. Total inpatient net revenue was 66% of the Hospital Division’s total net patient revenue for the third quarter of fiscal 2009 compared to approximately 74% for the third quarter of fiscal 2008.
     Inpatient Hospital division net revenue decreased 13% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 and admissions declined 14% from 7,384 to 6,352. Inpatient net revenue declined for all of our core cardiovascular procedures with the exception of open heart procedures, which increased $0.9 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The overall decline in net patient revenue from our core cardiovascular procedures was partially offset by inpatient net revenue increases for new services performed at our hospitals such as digestive procedures.
     Outpatient Hospital division net revenue increased 26% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 and outpatient cases increased 13.1% from 16,183 to 18,302. Outpatient net revenue increased for all service lines with the exception of angioplasty procedures.
     Total net patient revenue related to drug eluting stent procedures and bare metal stent procedures, regardless of clinical setting, decreased $1.4 million, or 5.2%, for the third quarter of fiscal 2009 compared to the same quarter of fiscal 2008.

     Net revenue for the third quarter of fiscal 2008 included charity care deductions of $4.2 million compared to charity care deductions of $1.0 million for fiscal 2009. The reduction is the result of fewer patients applying and qualifying for charity discounts during the third quarter of fiscal 2009 compared to the same period of the prior year.
     Net revenue for the third quarter of fiscal 2009 was reduced by $3.1 million as a result of a reduction in the estimated amount of Medicare Disproportionate Share Hospital (“DSH”) payments certain hospitals are eligible for in prior periods. The primary method for a hospital to qualify for Medicare DSH reimbursement is based on a statutory formula that utilizes the percentage of inpatient days attributable to patients eligible for Medicaid, but not eligible for Medicare Part A, and a base formula called the Supplemental Security Income (“SSI”) percentage, which is released annually by the CMS. Based on the updated SSI percentage provided by CMS during June, 2009, we determined that four hospitals that we previously determined were eligible for DSH payments in fiscal 2007 and fiscal 2008 would either no longer be eligible for such payments or would be eligible for less payment than initially estimated.
     Personnel expense. Personnel expense increased 0.7% to $50.9 million for the third quarter of fiscal 2009 from $50.5 million for the third quarter of fiscal 2008. The $0.4 million increase in personnel expense was due primarily to annual merit increases and a corresponding increase in benefits offset by a $1.3 million reduction in stock compensation expense. Stock based compensation expense was $0.2 million for the third quarter of fiscal 2009 compared to $1.5 million for the third quarter of fiscal 2008. The stock based compensation expense for the third quarter of fiscal 2009 was recorded based on a vesting schedule related to the issuance of restricted shares to certain employees which vest over a three year period or vest 50% over a three year period and 50% over the same three year period if certain performance criteria are satisfied. The stock based compensation expense for the third quarter of fiscal 2008 was based on the issuance of stock options which vested immediately.
     Medical supplies expense. Medical supplies expense increased 5.2% to $45.0 million for the third quarter of fiscal 2009 from $42.8 million for the third quarter of fiscal 2008. The $2.2 million increase in medical supplies is a result of a 4.1% increase in open heart cases, a 32.1% increase in musculoskeletal cases and a 42.6% increase in the usage of drug eluting stents offset by a 20.6% decrease in the usage of bare metal stents. In addition, our average length of stay increased 9.3%, which resulted in a 11.3% increase in non-chargeable supply expense.
     Bad debt expense. Bad debt expense increased 22.6% to $12.5 million for the third quarter of fiscal 2009 from $10.2 million for the third quarter of fiscal 2008. As a percentage of net revenue, bad debt expense increased to 8.3% for the third quarter of fiscal 2009 as compared to 6.6% for the comparable period of fiscal 2008. Our total uncompensated care including charity care and bad debt expense was 9.5% of total net patient hospital revenue for the third quarter of fiscal 2009 compared to 9.6% of total net patient revenue for the third quarter of fiscal 2008. The total number of patients which applied and qualified for charity care reduced during third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. We reported $3.2 million more charity deductions to net revenue during the third quarter of fiscal 2008 when compared to the third quarter of fiscal 2009.
     Other operating expenses. Other operating expenses increased 6.4% to $31.4 million for the third quarter of fiscal 2009 from $29.6 million for the third quarter of fiscal 2008. The increase is attributable to the following:
•	$1.1 million increase in professional fees associated with an internal assessment of certain controls and procedures completed during the quarter.
•	$0.8 million increase in penalty expense for the anticipated settlement of regulatory claims at two of our hospitals related to the identification, return and self-reporting of $0.7 million in reimbursement for certain procedures performed at those hospitals in prior fiscal years.
•	$0.4 million increase in severance payments.
The above increases were offset by a decrease in our medical malpractice insurance expense of $0.6 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.
     Interest expense. Interest expense decreased $2.7 million or 70.2% to $1.2 million for the third quarter of fiscal 2009 from $3.9 million for the third quarter of fiscal 2008. The $2.7 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt, interest rates on our outstanding debt, and the capitalization of interest on our capital expansion projects. Capitalized interest was $0.8 million for the third quarter of fiscal 2009 compared to $0.4 million for the third quarter of fiscal 2008.
     Interest and other income. Interest and other income decreased to $0.1 million for the third quarter of fiscal 2009 from $0.3 million for the third quarter of fiscal 2008. The decrease in interest and other income is a direct result of the approximately $77.9 million decrease in our cash and cash equivalent balance from June 30, 2008 to June 30, 2009, which resulted in a reduction in interest earned on cash balances.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries decreased to $2.3 million for the first three months of fiscal 2009 from $3.9 million for the comparable period of fiscal 2008. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

     Income tax expense. Income tax expense was $0.5 million for the third quarter of fiscal 2009 compared to $3.5 million for the third quarter of fiscal 2008, which represents an effective tax rate of approximately 47.8% and 41.4% for the respective periods. The 47.8% rate for the third quarter of fiscal 2009 is the effective rate created due to permanent, non-recurring items during the reporting period. The income tax rate for the third quarter of fiscal 2008 was negatively impacted by the write-off goodwill based on the valuation of one of our hospitals we subsequently sold. The write-off of goodwill is a non-deductible tax expense in the period the write-off occurs.
     (Loss) income from discontinued operations, net of taxes. (Loss) income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital, Cape Cod Cardiology, and the Heart Hospital of Lafayette for the third quarter of fiscal 2009 and fiscal 2008. Income from discontinued operations decreased to a loss of $0.1 million, net of tax, for the third quarter of fiscal 2009 from income of $6.9 million, net of tax, for the comparable period of fiscal 2008. Loss from discontinued operations during the third quarter of fiscal 2009 related to continued payments of liabilities associated with the divested facilities, whereas the income from discontinued operations from same quarter of fiscal 2008 was related to operating income from Cape Cod Cardiology offset by losses at Dayton Heart Hospital.
Nine months ended June 30, 2009 Compared to Nine Months Ended June 30, 2008
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/Decrease		% of Net Revenue
	2009	2008	$	%	2009	2008
Net revenue	$462,874	$455,168	$7,706	1.7%	100.0%	100.0%
Operating expenses:
Personnel expense	153,644	150,060	3,584	2.4%	33.2%	33.0%
Medical supplies expense	131,457	123,155	8,302	6.7%	28.4%	27.0%
Bad debt expense	34,558	31,852	2,706	8.5%	7.5%	7.0%
Other operating expenses	96,022	88,996	7,026	7.9%	20.8%	19.5%
Pre-opening expenses	1,340	643	697	108.4%	0.3%	0.1%
Depreciation	23,258	22,535	723	3.2%	5.0%	5.0%
Amortization	589	411	178	43.3%	0.1%	0.1%
Loss on disposal of property, equipment and other assets	138	391	(253)	64.7%	0.0%	0.1%

Income from operations	21,868	37,125	(15,257)	(41.1)%	4.7%	8.2%
Other income (expenses):
Interest expense	(5,339)	(11,658)	6,319	54.2%	(1.1)%	(2.6)%
Loss on early extinguishment of debt	(6,702)	—	(6,702)	(100.0)%	(1.4)%	—
Interest and other income, net	218	1,930	(1,712)	(88.7)%	—	0.4%
Equity in net earnings of unconsolidated affiliates	7,044	6,842	202	3.0%	1.5%	1.5%

Income from continuing operations before minority interest, income taxes and discontinued operations	17,089	34,239	(17,150)	(50.1)%	3.7%	7.5%
Minority interest share of earnings of consolidated subsidiaries	(9,703)	(12,644)	2,941	23.3%	(2.1)%	(2.8)%

Income from continuing operations before income taxes and discontinued operations	7,386	21,595	(14,209)	(65.8)%	1.6%	4.7%
Income tax expense	2,998	8,917	(5,919)	(66.4)%	0.7%	1.9%

Income from continuing operations	4,388	12,678	(8,290)	(65.4)%	0.9%	2.8%
Income from discontinued operations, net of taxes	3,936	7,843	(3,907)	49.8%	0.9%	1.7%

Net income	$8,324	$20,521	(12,197)	(59.4)%	1.8%	4.5%

	Nine Months Ended June 30,
	2009	2008%	%Change
Selected Operating Data (a):
Number of hospitals	7	7
Licensed beds ( b )	588	449
Staffed and available beds ( c )	542	449
Admissions ( d )	20,152	22,380	(10.0)%
Adjusted admissions ( e )	30,714	30,979	(0.9)%
Patient days ( f )	78,681	81,853	(3.9)%
Adjusted patient days ( g )	120,106	113,790	5.6%
Average length of stay (days) ( h )	3.90	3.66	6.6%
Occupancy ( i )	53.2%	66.5%
Inpatients with a catheterization procedure (j)	10,069	12,244	(17.8)%
Inpatient surgical procedures (k)	6,133	6,332	(3.1)%
Hospital net revenue (in thousands except percentages)	$436,457	$426,300	2.4%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Our consolidated net revenue increased 1.7% or $7.7 million to $462.9 million for the first nine months ended June 30, 2009 from $455.2 million for the nine months ended June 30, 2008. Hospital Division net revenue increased 2.4% for the first nine months of fiscal 2009 compared to the same period of fiscal 2008 offset by a decline in our MedCath Partners Division and Corporate and other.
     We continue to experience a shift from inpatient to outpatient services as a result of certain of our payors requiring catheterization procedures to be performed on an outpatient basis. Our outpatient business continued to grow with the outpatient cases up 11.5% from 46,132 for the first nine months of fiscal 2008 to 51,452 for the first nine months of fiscal 2009.
     Our Hospital division outpatient net revenue increased 28.9% during the first nine months of fiscal 2009 compared to the same period of fiscal 2008. We experienced an increase in outpatient revenue for all outpatient services with the exception of percutanerous transluminal coronary angioplasty (PTCA or angioplasty) procedures. Non-drug eluting and drug-eluting stent outpatient revenue increased $4.2 and $8.5 million, respectively for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. Electrophysiology net outpatient revenue increased 35.6%, or $8.8 million.
     Inpatient Hospital division net revenue decreased 6.5% during the first nine months of fiscal 2009 compared to the same period of fiscal 2008. The majority of our core inpatient procedures experienced a decline in net patient revenue as a result in the shift to providing services in an outpatient setting; however, we experienced a $4.3 million increase in our Hospital Division inpatient net revenue related to open heart procedures. Inpatient drug-eluting stent and non-drug eluting stent net revenue were down $1.0 million and $13.2 million, respectively for the first nine months of fiscal 2009 as compared the same period of fiscal 2008.

     Our net revenue was favorably impacted by lower uncompensated care discounts, or charity care discounts, which are recorded as a reduction to gross revenue. The decrease in uncompensated care discounts reflects a decrease in the number of patients applying and qualifying for charity discounts. Charity care discounts were $3.8 million for the first nine months of fiscal 2009 compared to $11.4 million for the same period of fiscal 2008.
     During the third quarter of fiscal 2009, net revenue was reduced by $3.1 million as a result of a reduction in the estimated amount of DSH payments certain hospitals are eligible for in prior periods. The primary method for a hospital to qualify for Medicare DSH reimbursement is based on a statutory formula that utilizes the percentage of inpatient days attributable to patients eligible for Medicaid, but not eligible for Medicare Part A, and a base formula called the SSI percentage, which is released annually by the CMS. Based on the updated SSI percentage provided by CMS during June, 2009, we determined that four hospitals that we previously determined were eligible for DSH payments in fiscal 2007 and fiscal 2008 would either no longer be eligible for such payments or would be eligible for less payment than initially estimated.
     Personnel expense. Personnel expense increased 2.4% to $153.6 million for the first nine months of fiscal 2009 from $150.1 million for the comparable period of fiscal 2008. The $3.5 million increase in personnel expense was due to the increase in clinical labor to support the increase in adjusted admissions and annual merit increases offset by a reduction in stock based compensation expense. Stock based compensation expense was $2.1 million for the first nine months of fiscal 2009 compared to $5.5 million for the same period of fiscal 2008. The stock based compensation expense recorded for the first nine months of fiscal 2009 is primarily based on a vesting schedule related to the issuance of restricted shares to certain employees which vest over a three year period or vest 50% over a three year period and 50% over the same three year period if certain performance criteria are satisfied. The stock based compensation expense for the comparable period of fiscal 2008 was based on the issuance of stock options which vested immediately.
     Medical supplies expense. Medical supplies expense increased 6.7% to $131.5 million for the first nine months of fiscal 2009 from $123.2 million for the comparable period of fiscal 2008. The $8.3 million increase in medical supplies is a result of an increase in heart, drug eluting and non drug eluting stent cases for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 as well as an increase in pharmacy costs related to a higher average length of stay for the first nine months of fiscal 2009 compared to the same period of fiscal 2008. As length of stay increases, the chargeable supplies and pharmacy costs increase accordingly.
     Bad debt expense. Bad debt expense increased 8.5% to $34.6 million for the first nine months ended June 30, 2009 from $31.9 million for the comparable period of fiscal 2008. As a percentage of net revenue, bad debt expense increased to 7.5% for the first nine months of fiscal 2009 as compared to 7.0% for the comparable period of fiscal 2008. Total uncompensated care, which we define as bad debt expense plus charity care discounts, was 8.8% and 7.4% of net revenue for the first nine months of fiscal 2009 and 2008, respectively. The increase is the result of an overall increase in self-pay revenue.
     Other operating expenses. Other operating expenses increased 7.9% to $96.0 million for the first nine months of fiscal 2009 from $89.0 million for the comparable period of fiscal 2008. In addition, the increase is the result of the following items recorded during the third quarter of fiscal 2009:
•	$1.1 million increase in professional fees associated with an internal assessment of certain controls and procedures completed during the quarter.
•	$0.8 million increase in penalty expense for the anticipated settlement of regulatory claims at two of our hospitals related to the identification, return and self-reporting of $0.7 million in reimbursement for certain procedures performed at those hospitals in prior fiscal years.
•	$0.4 million increase in severance expense payments.
In addition to the above items, the increase is attributable to a $4.1 million increase in costs related to clinical and nonclinical purchased contract services, a $0.6 million increase in emergency department physician fees as a result of a 13.2% increase in emergency department visits, an increase in lab contract fees and $0.9 million increase in costs related to the start-up of a new primary care group at one of our hospitals and a $1.2 million increase in medical malpractice claim expense, the majority of which is attributable to one claim which settled during the third quarter of fiscal 2009.
The above increases were offset by a decline in our medical benefits expense of $1.3 million.
     Interest expense. Interest expense decreased $6.3 million or 54.2% to $5.3 million for the first nine months of fiscal 2009 from $11.6 million for the comparable period of fiscal 2008. The $6.3 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt, reduction in interest rates on our outstanding debt, and the capitalization of interest on our capital expansion projects. Capitalized interest was $2.3 million for the first nine months of fiscal 2009 compared to $0.6 million for the same period of fiscal 2008.
     Loss on early extinguishment of debt. During December 2008, we redeemed all of our outstanding 9 7/8% Senior Notes for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Senior Secured Credit Facility and available cash on hand. In addition, we incurred $2.0 million in expenses related to the write-off of previously incurred financing costs associated with the Senior Notes.

     Interest and other income. Interest and other income decreased to $0.2 million for the first nine months of fiscal 2009 from $1.9 million for the comparable period of fiscal 2008. The decrease in interest and other income is a direct result of the approximately $77.9 million decrease in our cash and cash equivalents balance from June 30, 2008 to June 30, 2009 which resulted in a reduction in interest earned on those cash balances. Our cash balance decreased primarily as a result of the repurchase of our 9 7/8% Senior Notes during December 2008.
     Minority interest share of earnings of consolidated subsidiaries. Minority interest share of earnings of consolidated subsidiaries decreased to $9.7 million for the first nine months of fiscal 2009 from $12.6 million for the comparable period of fiscal 2008. This $2.9 million decrease was primarily due to the overall net decrease in income before minority interest of certain of our established hospitals. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. For a more complete discussion of our accounting for minority interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
     Income tax expense. Income tax expense was $3.0 million for the first nine months of fiscal 2009 compared to $8.9 million for the comparable period of fiscal 2008, which represents an effective tax rate of approximately 40.6% and 41.3% for the respective periods. The lower effective tax rate for the first nine months of fiscal 2009 as compared to the same period of fiscal 2008 was a result of a decrease in non-deductible expenses for tax purposes primarily compensation expense associated with incentive stock option grants and the write-off of goodwill.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital, Cape Cod Cardiology, and the Heart Hospital of Lafayette for the first nine months of fiscal 2009 and 2008. Income from discontinued operations decreased to $3.9 million, net of tax, for the first nine months of fiscal 2009 from $7.8 million, net of tax, for the comparable period of fiscal 2008. The first nine months of fiscal 2008 includes the gain recorded as a result of the sale of certain assets of Dayton Heart Hospital and income from the operations of Cape Cod offset by a loss from operations of Dayton Heart Hospital; where as the first nine months of fiscal 2009 primarily includes the gain recorded as a result of the sale of Cape Cod and income from the operations of Cape Cod, offset by continued expenses related to Dayton Heart Hospital.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital was $61.3 million at June 30, 2009 and $115.1 million at September 30, 2008. Consolidated working capital decreased primarily as a result of our repayment of the 9 7/8% Senior Notes in December 2008, as discussed in Note 6 to the consolidated financial statements in this report.
     At June 30, 2009, $3.2 million of cash was restricted and held in escrow as required by the city of Kingman, Arizona in conjunction with the Company’s development of the Hualapai Mountain Medical Center. The escrowed funds are to be released upon our completion of common infrastructure construction projects affecting the city of Kingman. We anticipate the completion of the related projects and release of escrowed funds during late 2009 or early 2010.
     At June 30, 2009, we continue to carry a reserve of $9.5 million for outlier payments received in 2004, which is recorded in current liabilities of discontinued operations.
     The cash provided by continuing operations from operating activities was $54.7 million for the first nine months of fiscal 2009 compared to $35.5 million for the comparable period of fiscal 2008. The increase in cash provided by continuing operations is primarily a result of cash used from continuing operations during the first quarter of fiscal 2008 to pay income tax liabilities and accrued bonuses related to fiscal 2007 performance to our employees. We also paid a $5.8 million settlement to the United States Department of Justice in November 2007 as a result of an investigation of a clinical trial conducted at one of our hospitals. Our collections on accounts receivable increased during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 which had a positive impact on our cash flow from operations.
     Our investing activities from continuing operations used net cash of $71.2 million for the first nine months of fiscal 2009 compared to $47.3 million for the comparable period of fiscal 2008. The total cash used for capital expenditures increased by $34.3 million during the first nine months of fiscal 2009 as compared to fiscal 2008, primarily as a result of the expansion of our hospital facilities and the construction of the new acute care hospital in Kingman, Arizona.
     Our financing activities from continuing operations used net cash of $45.1 million for the first nine months of fiscal 2009 compared to $57.8 million for the comparable period of fiscal 2008. Cash used in financing activities decreased by $12.7 million for the first nine months of fiscal 2009 as compared to the comparable period of fiscal 2008. The overall decrease was due to the purchase of treasury stock during the first nine months of fiscal 2008 offset by an increase in cash used to pay long-term debt and capital leases of $30.0 million for the first nine months of fiscal 2009 as compared to the comparable period of fiscal 2008, primarily due to the repayment of the 9 7/8% Senior Notes during December 2008. The repayment included a $5.0 million repurchase premium as discussed within Note 6 to the consolidated financial statements.
     Capital Expenditures. Cash paid for property and equipment was $72.4 million and $38.1 million for the first nine months of fiscal years 2009 and 2008, respectively. During the first nine months ended June 30, 2009, we continued to develop our hospital in Kingman, Arizona and various expansion projects at our existing hospitals. The amount of capital expenditures we incur in future periods will depend largely on the type and size of strategic investments we make in future periods.

     Obligations and Availability of Financing. At June 30, 2009, we had $127.9 million of outstanding debt, $19.1 million of which was classified as current. Of the outstanding debt, $80.0 million was outstanding under our Senior Secured Credit Facility. See Note 6 to the consolidated financial statements in this report. $47.7 million was outstanding to various lenders to our hospitals, and the remaining $0.2 million of debt was outstanding to lenders for MedCath Partners’ diagnostic services under capital leases and other miscellaneous indebtedness. Of the $80.0 million outstanding under our Senior Secured Credit Facility, $5.0 million was outstanding under the Revolver. The maximum availability under the Revolver is $85.0 million which is reduced by the aforementioned outstanding borrowings under the Revolver and outstanding letters of credit totaling $3.5 million.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At June 30, 2009 TexSan Heart Hospital was in violation of financial covenants which govern its equipment loans outstanding. Accordingly, the total outstanding balance of $6.8 million for these loans has been included in the current portion of long-term debt and obligations under capital leases on the Company’s consolidated balance sheet. The covenant violations did not result in any other non-compliance related to the remaining covenants governing the Company’s outstanding debt; thereby the Company remained in compliance with all other covenants.
     At June 30, 2009, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.
     We believe that internally generated cash flows and available borrowings under our Senior Secured Credit Facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for at least the next 12 to 18 months. See Note 6 to the consolidated financial statements in this report.
     Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of June 30, 2009 was $295.2 million.
     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 2 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 4.87% to 8.58% or variable rates based on LIBOR plus an applicable margin. The weighted average interest rate for the intercompany equipment loans at June 30, 2009 was 7.77%.
     We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.
     We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we sweep cash from certain hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of June 30, 2009 and September 30, 2008, we held $31.7 million and $19.8 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.
Disclosure About Critical Accounting Policies
     Our accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008. During the first nine months of fiscal 2009 we adopted new accounting policies as discussed in Note 2 — Recent Accounting Pronouncements to the consolidated financial statements. The adoption of these new accounting policies did not have a material impact on our consolidated balance sheets, statements of operations or cash flows.
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

     The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting unit. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments. Additionally, certain legislation is currently pending which could potentially impact the Company. Management will continue to monitor market conditions as well as the pending legislation to determine if additional interim impairment tests are necessary in future periods. If impairment indicators are determined to be present in such periods, the resulting impairment charges could be material. There were no such indicators during the second or third quarters of this current fiscal year.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. There was no material change in our policy for managing risk related to variability in interest rates, commodity prices, other relevant market rates and prices during the first nine months of 2009. See Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for further discussions about market risk.
Interest Rate Risk
     Our Senior Secured Credit Facility borrowings expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of our Senior Secured Credit Facility was $80.0 million at June 30, 2009. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.5 million during the nine month period ended June 30, 2009.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Interim Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2009, that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported in a timely manner, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. See Note 7 — Contingencies and Commitments to the consolidated financial statements.
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
Medicare Recovery Audit Contractor
     As discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein, the outcome of future RAC audits may have a material adverse effect on our business, financial position, results of operations, or cash flows.
     The above risks and other risks described in our other filings with the SEC could have a material impact on our business, financial position, results of operations or cash flows. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.
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
     The Board of Directors approved a stock repurchase program of up to $59.0 million in August 2007, which was announced November 2007. Stock purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The repurchase program may be discontinued at any time. Subsequent to the approval of the stock repurchase program, the Company has purchased 1,885,461 shares of common stock at a total cost of $44.4 million, with a remaining $14.6 million available to be repurchased per the approved stock repurchase program. No shares were repurchased during the nine month period ended June 30, 2009.
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

MEDCATH CORPORATION
Dated: August 7, 2009	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JAMES A. PARKER
James A. Parker
Interim Chief Financial Officer, Senior Vice President, Finance and Development (principal financial officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002