Form 10-K
period 2009-09-30
MEDCATH CORP
filed 2009-12-14
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of December 10, 2009 there were 20,654,264 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 31, 2009 was approximately $115.8 million (computed by reference to the closing sales price of such stock on the Nasdaq Global Market® on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on March 3, 2010 are incorporated by reference into Part III of this Report.

MEDCATH CORPORATION

FORM 10-K

i

FORWARD-LOOKING STATEMENTS

Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report include, among others, statements about the following:

•	the impact of federal and state healthcare reform initiatives,

•	changes in Medicare and Medicaid reimbursement levels,

•	the impact of governmental entity audits,

•	unanticipated delays in achieving expected operating results at our newer hospitals,

•	difficulties in executing our strategy,

•	our relationships with physicians who use our facilities,

•	competition from other healthcare providers,

•	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our facilities,

•	our information systems,

•	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

•	liabilities and other claims asserted against us,

•	changes in medical devices or other technologies, and

•	market-specific or general economic downturns.

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

Unless otherwise noted, the following references in this report will have the meanings below:

•	the terms the “Company,” “MedCath,” “we,” “us” and “our” refer to MedCath Corporation and its consolidated subsidiaries; and

•	references to fiscal years are to our fiscal years ending September 30. For example, “fiscal 2009” refers to our fiscal year ended September 30, 2009.

ii

PART I

Item 1.	Business

Overview

We were incorporated in Delaware in 2001 as a healthcare provider and are focused primarily on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We opened our first hospital in 1996 and currently have ownership interests in and operate ten hospitals, including eight in which we own a majority interest. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a majority focus on cardiovascular care. Each of our hospitals has a 24-hour emergency room staffed by emergency department physicians. The hospitals in which we have ownership interests have a total of 825 licensed beds and are located in predominantly high growth markets in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. During May 2009 we completed our 79 licensed bed expansion at Louisiana Medical Center and Heart Hospital and built space for an additional 40 beds at that hospital. During October 2009 we opened a new acute care hospital in Kingman, Arizona. This hospital is designed to accommodate a total of 106 licensed beds, with an initial opening of 70 of its licensed beds.

In addition to our hospitals, we currently own and/or manage 16 cardiac diagnostic and therapeutic facilities. Ten of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining six facilities are not located at hospitals and offer only diagnostic procedures. We refer to our diagnostics division as “MedCath Partners.” For financial data and other information of this and other segments of our business see Note 19 to our consolidated financial statements for financial information by segment.

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We maintain a website at www.medcath.com that investors and interested parties can access and obtain copies, free-of-charge, of all reports, proxy and information statements and other information that the Company submits to the SEC as soon as reasonably practicable after we electronically submit such material to the SEC. This information includes copies of our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Exchange Act.

Investors and interested parties can also submit electronic requests for information directly to the Company at the following e-mail address: ir@medcath.com. Alternatively, communications can be mailed to the attention of “Investor Relations” at the Company’s executive offices.

Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of this or them.

Our Strengths

Leading Local Market Positions in Growing Markets.  We believe all of our seven majority-owned hospitals that have been open for at least three years are ranked number one or two in the local market based on procedures performed in our core cardiovascular diagnosis-related group (“DRG”), based on the latest data available for each market at time of publication as reported by Thomson Reuters, a leading source of healthcare business information. For Arizona, California, and Texas, the original source is state-collected data through all or part of 2008. For Louisiana, Arkansas, New Mexico, and San Diego, the latest original source data available to us is 2007 Medicare Provider Analysis and Review data. Historically, 75% of patients treated in our hospitals reside in markets where the population of those 55 years and older, the primary recipients of cardiac care services, is anticipated to increase on average by 18.6%, from 2009 to 2013, versus the national average of 16.1%, according to Thomson Reuters.

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

We believe our care delivery model leads to a high level of patient satisfaction and quality care. We selected NRC Picker to administer our inpatient satisfaction surveys beginning January 1, 2006. We have performed well when compared to NRC Picker’s national database. For the most recent available calendar year, 2008, our hospitals had an overall satisfaction score of 83.7% compared to 60.3% for the NRC Picker national comparison group. Our most recently reported overall satisfaction score, for the second quarter of 2009, was 82.9% compared to 61.1% for the national comparison group.

Proven Ability to Partner with Physicians and Community Hospital Systems.  We partner with physicians and share capital commitments in all of our hospitals and many of our cardiac diagnostic and therapeutic facilities. We also have management and partnership arrangements with community hospital systems both in the hospitals operated by these community hospitals and in certain of our hospitals. Physicians practicing at our hospitals participate in shared governance where decisions are made on a wide range of strategic and operational matters, such as development of clinical care protocols, patient procedure scheduling, development of hospital formularies, selection of vendors for high-cost supplies and devices, review of annual operating budgets and significant capital expenditures. The opportunity to have a role in how our hospitals are managed empowers physicians and encourages them to share new ideas, concepts and practices. We attribute our success in partnering with physicians to our ability to develop and effectively manage facilities in a manner that promotes physician productivity, satisfaction and professional success while enhancing the quality and efficiency of patient care services that we provide.

Strong Management Team.  Our management team has extensive experience and relationships in the healthcare industry. Our president and chief executive officer, O. Edwin French, was appointed to this position in February 2006 and has over 40 years of experience in the healthcare industry, most recently serving as president of the Acute Care Hospital Division for Universal Health Services. On September 1, 2009 David Bussone was named executive vice president and president overseeing the Hospital Division and Service Center departments in Charlotte and Dallas that support operations, such as physician recruiting, management engineering, supply chain management and marketing. Mr. Bussone has over 30 years of experience in the healthcare industry, most recently serving as a senior vice president for Universal Health Services, Inc.’s acute division. On September 22, 2009 Art Parker was appointed executive vice president and chief financial officer. Mr. Parker has been with the Company for over 8 years serving as interim chief financial officer since June 2009, as senior vice president finance and development, and as senior vice president and treasurer. Prior to joining the Company, Mr. Parker worked for Bank of America for 14 years holding posts related to the management of commercial banking relationships and serving as a high yield bond research analyst covering the healthcare and other industries.

Our Strategy

Key components of our strategy include:

Diversify the Business Through Expanded Services at Existing Hospitals.  While we continue to grow our core business lines, we recognize that the continued diversification of healthcare services performed at our hospitals is necessary for long-term earnings growth. We invested in certain of our facilities to build out existing capacity and broaden the scope of services provided based on the needs of the communities we serve. While we continue to operate some of our facilities with a primary focus on serving the unique needs of patients suffering from cardiovascular disease, we have expanded our service offerings to improve the performance of some of our facilities by utilizing our expertise in partnering with physicians and operating hospitals and by broadening our services to include other high acuity surgical and medical services.

Selectively Evaluate General Acute Care Acquisitions.  We may selectively evaluate acquisitions of general acute care facilities in attractive markets throughout the United States. We may consider acquisitions of facilities where we believe we can improve clinical outcomes and operating performance. Acquiring such facilities would continue to add to a more diverse offering of services and we believe will contribute to achieving earnings stability and growth. Any acquisition opportunity will be carefully evaluated to ensure it meets our overall long-term strategic objectives.

Maximize Return by Evaluating the Long-term Prospects of our Assets.  We also may consider opportunistic dispositions of hospitals or other facilities where a motivated buyer emerges or the facility does not meet our overall growth or financial return objectives to maximize the long-term return of our assets. We will employ a disciplined approach to evaluating and qualifying disposition opportunities and will look to redeploy capital from divested assets into new assets.

Continue to Improve Operating Performance at Our Existing Facilities.  In markets where we have well-established hospitals and cardiac diagnostic and therapeutic facilities, we intend to continue to focus on strengthening management processes and systems in an effort to improve operating performance. We will continue to:

•	improve labor efficiencies by staffing to patient volumes and clinical needs;

•	proactively manage the delivery of healthcare to achieve appropriate and efficient lengths of stay through the application of technology, medicines, and other resources which have a positive impact on the quality and cost of healthcare;

•	control supplies expense through more favorable group purchasing arrangements and inventory management;

•	focus efforts on the management of bad debt through improvement in our registration process and upfront collections as well as continued refinement of our business office operations after discharge; and

•	improve the systems related to patient registration, billing, collections and managed care contracting to improve revenue cycle management.

Develop New Relationships with Physicians in Our Existing Markets.  We intend to develop new relationships with physicians to strengthen our competitive position in certain of our existing markets. We believe that our relationships with physicians who have a reputation for clinical excellence give us important insights into the operation and management of our facilities and provide further resources to provide quality, cost-effective healthcare. Further, as we strengthen our market position, we believe we will improve our ability to develop favorable managed care relationships with, and market the quality of our services to, the communities we serve.

Pursue Growth Opportunities in New Markets with Physicians and Community Hospital Systems.  We intend to pursue growth opportunities in new markets by partnering with physicians and community hospital systems if the opportunity is in line with our long-term strategy. These opportunities are expected to support our diversification strategy by broadening our services to include other high acuity surgical and medical services. We completed the development of our 106 licensed bed general acute care hospital in Kingman, Arizona, which opened with 70 of its licensed beds in October 2009. The hospital is jointly owned by us and local physician investors.

Our Hospitals

We currently have ownership interests in and operate ten hospitals. The following table identifies key characteristics of these hospitals.

		MedCath		Licensed	Cath	Operating
Hospital	Location	Ownership	Opening Date	Beds	Labs	Rooms

Arkansas Heart Hospital	Little Rock, AR	70.3%	March 1997	112	6	3
Arizona Heart Hospital	Phoenix, AZ	70.6%	June 1998	59	3	4
Heart Hospital of Austin	Austin, TX	70.9%	January 1999	58	6	4
Bakersfield Heart Hospital	Bakersfield, CA	53.3%	October 1999	47	4	3
Heart Hospital of New Mexico	Albuquerque, NM	75.0%	October 1999	55	4	3
Avera Heart Hospital of South Dakota(1)	Sioux Falls, SD	33.3%	March 2001	55	4	3
Harlingen Medical Center(1)	Harlingen, TX	34.8%	October 2002	112	2	10
Louisiana Medical Center and Heart Hospital	St. Tammany Parish, LA	89.2%	February 2003	137	3	7
TexSAn Heart Hospital	San Antonio, TX	69.0%	January 2004	120	4	4
Hualapai Mountain Medical Center	Kingman, AZ	79.2%	October 2009	70 (2)	1	4

(1)	Avera Heart Hospital of South Dakota and Harlingen Medical Center are the only hospitals in which we do not have a majority ownership interest as of September 30, 2009. We use the equity method of accounting for these hospitals, which means that we include in our consolidated statements of income only a percentage of the hospitals’ reported net income (loss) for each reporting period. Harlingen Medical Center was consolidated prior to July 2007 and is included in the consolidated statements of income for the first three quarters of fiscal 2007 as a consolidated hospital.

(2)	Hualapai Mountain Medical Center is designed to accommodate 106 inpatient beds, but initially opened with 70 licensed beds.

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

Managed Diagnostic and Therapeutic Facilities.  Currently we own and/or manage the operations of 16 cardiac diagnostic and therapeutic facilities. The following table provides information about these facilities.

				MedCath	Termination
				Management	or Next
		MedCath		Commencement	Renewal
Facility/Entity	Location	Ownership		Date	Date

Joint Ventures:
Greensboro Heart Center, LLC	Greensboro, NC	51.0%		2001	July 2031
Center for Cardiac Sleep Medicine, LLC(1)	Lacombe, LA	51.0%		2004	Dec. 2013
Blue Ridge Cardiology Services, LLC(1)	Morganton, NC	50.0%		2004	Dec. 2014
Central New Jersey Heart Services, LLC (1,3,4)	Trenton, NJ	14.8%		2007	Mar 2017
Coastal Carolina Heart, LLC(1,4)	Wilmington, NC	9.2%		2007	July 2010
Southwest Arizona Heart and Vascular, LLC (1,3,4)	Yuma, AZ	27.0%		2008	Dec 2068
Tri-County Heart Services	Edison, NJ	33.3%		2005	Jan 2018
Wilmington Heart Services, LLC (1,3,4)	Wilmington, DE	15.0%		2007	July 2017

Managed Ventures:
Heart Institute of Northern Arizona, LLC(1)	Kingman, AZ	100	%(2)	1994	Month-to-month
Johnston Memorial Hospital	Smithfield, NC	100	%(2)	2002	Month-to-month
Watauga Medical Center(1)	Boone, NC	100	%(2)	2003	Month-to-month
Margaret R. Pardee Memorial Hospital(1)	Hendersonville, NC	100	%(2)	2004	Month-to-month
Duke Health Raleigh Hospital(1)	Raleigh, NC	100	%(2)	2006	Dec. 2012
Caldwell Cardiology Services	Lenoir, NC	100	%(2)	2006	Mar. 2012

Professional Services Agreements:
Greater Philadelphia Cardiology Assoc., Inc.	Philadelphia, PA	100	%(2)	2002	June 2012
VNC Sleep(1)	Annandale, VA	100	%(2)	2004	Sept. 2011

(1)	Our management agreement with each of these facilities includes an option for us to extend the initial term at increments ranging from one to 10 years, through an aggregate of up to an additional 40 years for some of the facilities.

(2)	The ownership interest percentage refers to the fact that we own 100% of the entity that has the management agreement with the facility.

(3)	Calendar year.

(4)	As a result of Stark Law III provisions we are renegotiating these management agreements.

Except when the requirements of applicable law require us to modify our services or when physicians have an ownership interest in a joint venture providing management services to hospitals, our management services generally include providing all non-physician personnel required to deliver patient care and the administrative, management and support functions required in the operation of the facility. The physicians who supervise or perform diagnostic and therapeutic procedures at these facilities have complete control over the delivery of cardiovascular healthcare services. In some cases, the management agreements for these centers have an extended initial term and several renewal options ranging from one to 10 years each. The physicians and hospitals with which we have contracts to operate these centers may terminate the agreements under certain circumstances. Either party may terminate most of these agreements for cause or upon the occurrence of specified material adverse changes in the business of the facilities. We intend to develop with hospitals and physician groups, or acquire contracts to manage, additional diagnostic and therapeutic facilities in the future.

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

Major Procedures Performed at Our Facilities

Our hospitals offer a wide range of inpatient and outpatient medical services. These services can include cardiology, surgery, orthopedics, diagnostic and emergency room services, laboratory, radiology, respiratory, nutrition/dietary, intensive care units and pharmacy.

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

Employees

As of September 30, 2009, we employed 3,299 persons, including 2,472 full-time and 827 part-time employees. None of our employees is a party to a collective bargaining agreement and we consider our relationships with our employees to be good. There currently is a nationwide shortage of nurses and other medical support personnel, which makes recruiting and retaining these employees difficult. We believe we offer our employees competitive wages and benefits and offer a professional work environment that we believe helps us recruit and retain the staff we need to operate our hospitals and other facilities.

Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Any licensed physician — not just our physician partners — may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by the hospital’s medical staff and governing board in accordance with established credentialing criteria, and policies and procedures.

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

Insurance

Like most healthcare providers, we are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts and with deductibles and levels of self-insured retention that we believe are sufficient for our operations. We also maintain umbrella liability coverage to cover claims not covered by our professional malpractice liability or general liability insurance policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — General and Professional Liability Risk.”

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

Medicare payments for inpatient acute services are generally made pursuant to a prospective payment system (“PPS”). Under this system, hospitals are paid a prospectively determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a DRG. Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, such payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located.

While hospitals generally do not receive direct payments in addition to a DRG payment, hospitals may qualify for an outlier payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified threshold. Outlier payments, which were established by Congress as part of the DRG prospective payment system, are additional payments made to hospitals for treating patients who are costlier to treat than the average patient. In general, a hospital receives outlier payments when its costs, as determined by using gross charges adjusted by the hospital’s cost-to-charge ratio, exceed a certain threshold established annually by the Centers for Medicare and Medicaid Services (“CMS”). Outlier payments are currently subject to multiple factors including but not limited to: (1) the hospital’s estimated operating costs based on its historical ratio of costs to gross charges; (2) the patient’s case acuity; (3) the CMS established threshold; and, (4) the hospital’s geographic location. CMS is required by law to limit total outlier payments to between five and six percent of total DRG payments. CMS periodically changes the threshold in order to bring expected outlier payments within the mandated limit. An increase to the cost threshold reduces total outlier payments by (1) reducing the number of cases that qualify for outlier payments and (2) reducing the dollar amount hospitals receive for those cases that qualify. CMS historically has used a hospital’s most recently settled cost report to set the hospital’s cost-to-charge ratios. Those cost reports are typically two to three years old.

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

CMS published the inpatient prospective payment system rule (“IPPS”) for 2009 on August 19, 2008. In addition to provisions which relate to IPPS payments, the 2009 IPPS final rule also contained provisions related to the Emergency Medical Treatment and Active Labor Act (“EMTALA”) and the Section 1877 of the Social Security Act, commonly known as the Stark Law, which will be discussed under the applicable EMTALA and Stark sections of this document. CMS also expanded the list of codes of hospital-acquired conditions for which CMS will not pay as secondary diagnoses unless the condition was present on admission. Due to the late enactment of the Medicare Improvements for Patient and Providers Act (“MIPPA”), CMS was unable to publish final rates in the 2009 IPPS final rule.

CMS issued the IPPS rule for 2010 on July 31, 2009. The Final IPPS rule for 2010 provides acute care hospitals with an inflation update of 2.1 percent in their 2010 payment rates. The Final IPPS rule also adds four new measures for which hospitals must submit data under the Reporting Hospital Quality Data for Annual Payment Update (“RHQDAPU”) program to receive the full market basket update.

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

Utilization Review.  Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of DRG classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to the Department of Health and Human Services (HHS) that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review. As noted above, the Final IPPS rule also adds four new measures for which hospitals must submit data under the RHQDAPU program to receive the full market basket update.

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

Program Adjustments.  The Medicare, Medicaid and other federal healthcare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, and requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payment to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. We believe that we have made adequate provision for such adjustments. Until final adjustment, however, previously determined allowances could become either inadequate or more than ultimately required.

Managed Care.  The percentage of admissions and net revenue attributable at our hospitals and other facilities to managed care plans has increased as a result of pressures to control the cost of healthcare services. We expect that the trend toward increasing percentages of patient admissions paid for by managed care plans will continue in the future. Generally, we receive lower payments from managed care plans than from traditional commercial/indemnity insurers; however, as part of our business strategy, we intend to take steps to improve our managed care position.

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

Regulation

Overview.  The healthcare industry is required to comply with extensive government regulation at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements to be licensed under state law and be certified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to matters such as the adequacy of medical care, equipment, personnel, operating policies and procedures, emergency medical care, maintenance of records, relationships with physicians, cost reporting and claim submission, rate-setting, compliance with building codes and environmental protection. There are also extensive government regulations that apply to our owned and managed facilities and the physician practices that we manage. If we fail to comply with applicable laws and regulations, we could be subject to criminal penalties and civil sanctions and our hospitals and other facilities could lose their licenses and their ability to participate in the Medicare, Medicaid and other federal and state healthcare programs. In addition, government laws and regulations, or the interpretation of such laws and regulations, may change. If that happens, we may have to make changes in our facilities, equipment, personnel, services or business structures so that our hospitals and other healthcare facilities remain qualified to participate in these programs. We believe that our hospitals and other healthcare facilities are in substantial compliance with current federal, state, and local regulations and standards.

The Medicare Modernization Act and Other Healthcare Reform Initiatives

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) made significant changes to the Medicare program, particularly with respect to the coverage of prescription drugs. These modifications also include provisions affecting Medicare coverage and reimbursement to general acute care hospitals, as well as other types of providers.

The healthcare industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that, like the Medicare Modernization Act, would effect major changes in the healthcare system. Proposals that have been considered include changes in Medicare, Medicaid, and other state and federal programs, cost controls on hospitals and mandatory health insurance coverage for individuals. The U.S. Senate is currently debating the Patient Protection and Affordable Care Act, which proposes significant changes to the healthcare payment system. We cannot predict the course of this or other future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs and the effect that any legislation, interpretation, or change may have on us. Such effects may include material and adverse changes to the amounts of reimbursement received by our facilities.

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

Emergency Medical Treatment and Active Labor Act.  The Emergency Medical Treatment and Active Labor Act impose requirements as to the care that must be provided to anyone who seeks care at facilities providing emergency medical services. In addition, CMS issued final regulations clarifying those areas within a hospital system that must provide emergency treatment, procedures to meet on-call requirements, as well as other requirements under EMTALA. CMS clarified the requirements related to the availability of on call physicians and obligations of recipient hospitals with specialized capabilities in the 2009 IPPS Final Rule. Sanctions for failing to fulfill these requirements include exclusion from participation in the Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A hospital that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our emergency care practices are in compliance with the law and applicable regulations, we cannot assure you that governmental officials responsible for enforcing the law or others will not assert that we are in violation of these laws nor what obligations may be imposed by regulations to be issued in the future.

Certificate of Need Laws.  In some states, the construction of new facilities, the acquisition of existing facilities or the addition of new beds, equipment, or services may be subject to review by state regulatory agencies under a certificate of need program. These laws generally require appropriate state agency determination of public need and approval prior to the addition of equipment, beds or services. Currently, we do not operate any hospitals in states that have adopted certificate of need laws. However, these laws may limit our ability to acquire or develop new facilities or acquire or expand existing facilities in states that have such laws. We operate diagnostic facilities in some states with certificate of need laws and we believe they are operated in compliance with applicable requirements or are exempt from such requirements. However, we cannot assure you that government officials will agree with our interpretation of these laws.

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

Corporate Practice of Medicine and Fee-Splitting.  Some states have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit physician ownership in healthcare facilities or otherwise restrict direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties, and rescission of the business arrangements. These laws vary from state to state, are often vague, and in most states have seldom been interpreted by the courts or regulatory agencies. We have attempted to structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot assure you that governmental officials charged with responsibility for enforcing these laws will not assert that we, or the transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

Fraud and Abuse Laws

Overview.  Various federal and state laws govern financial and other arrangements among healthcare providers and prohibit the submission of false or fraudulent claims to the Medicare, Medicaid and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment and exclusion from participation in federal and state healthcare programs. For example the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding several civil and criminal statutes that apply to all healthcare services, whether or not they are reimbursed under a federal healthcare program. Among other things, HIPAA established civil monetary penalties for certain conduct, including upcoding and billing for medically unnecessary goods or services. In addition, the federal False Claims Act allows an individual to bring a lawsuit on behalf of the government, in what are known as qui tam or whistleblower actions, alleging false Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in the recent past, in part because the individual filing the initial complaint may be entitled to share in a portion of any settlement or judgment.

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

As authorized by Congress, the Office of Inspector General of the Department of HHS (“OIG”) has published safe harbor regulations that describe activities and business relationships that are deemed protected from prosecution under the anti-kickback statute. However, the failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. There are safe harbors for various types of arrangements, including those for personal services and management contracts and others for investment interests, such as stock ownership in companies with more than $50 million in undepreciated net tangible assets related to healthcare items and services. This publicly traded company safe harbor contains additional criteria, including that the stock must be obtained on terms and at a price equally available to the public when trading on a registered securities exchange.

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

We have a variety of financial relationships with physicians who refer patients to our hospitals and other facilities. Physicians own interests in each of our hospitals, some of our cardiac catheterization laboratories and in entities that provide only management services to certain non-affiliated hospitals. Physicians may also own MedCath Corporation common stock. We also have contracts with physicians providing for a variety of financial arrangements, including leases, management agreements, independent contractor agreements, right of first refusal agreements, medical director and professional service agreements. Although we believe that our arrangements with physicians have been structured to comply with the current law and available interpretations, some of our arrangements do not expressly meet the requirements for safe harbor protection. We cannot assure you that regulatory authorities will not determine that these arrangements violate the anti-kickback statute or other applicable laws. Also, most of the states in which we operate have adopted anti-kickback laws, some of which apply more broadly to all payors, not just to federal healthcare programs. Many of these state laws do not have safe harbor regulations comparable to the federal anti-kickback law and have only rarely been interpreted by the courts or other government agencies. If our arrangements were found to violate any of these federal or state anti-kickback laws we could be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid, or other governmental healthcare programs.

Physician Self-Referral Law.  Section 1877 of the Social Security Act, commonly known as the Stark Law, prohibits physicians from referring Medicare and Medicaid patients for certain designated health services to entities in which physicians or any of their immediate family members have a direct or indirect ownership or compensation arrangement unless an exception applies. The term “designated health services,” includes inpatient and outpatient hospital services, and some radiology services. Sanctions for violating the Stark Law include civil monetary penalties, including up to $15,000 for each improper claim and $100,000 for any circumvention scheme, and exclusion from the Medicare or Medicaid programs. There are various ownership and compensation arrangement exceptions to the self-referral prohibition, including an exception for a physician’s ownership in an entire hospital — as opposed to an ownership interest in a hospital department — if the physician is authorized to perform services at the hospital. This exception is commonly referred to as the “whole hospital exception.” There is also an exception for ownership of publicly traded securities in a company that has stockholder equity exceeding $75 million at the end of its most recent fiscal year or on average during the three previous fiscal years, as long as the physician acquired the securities on terms generally available to the public and the securities are traded on one of the major exchanges. Additionally, there is an exception for certain indirect ownership and compensation arrangements. Exceptions are also provided for many of the customary financial arrangements between physicians and providers, including employment contracts, personal service arrangements, isolated financial transactions, payments by physicians, leases, and recruitment agreements, as long as these arrangements meet certain conditions.

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

The Deficit Reduction Act of 2005 (“DRA”) required the Secretary of HHS to develop a plan addressing several issues concerning physician investment in specialty hospitals. In August 2006, HHS submitted its required final report to Congress addressing: (1) proportionality of investment return; (2) bona fide investment; (3) annual disclosure of investment; (4) provision of care to Medicaid beneficiaries; (5) charity care; and (6) appropriate enforcement. The report reaffirms HHS’ intention to implement reforms to increase Medicare payment accuracy in the hospital inpatient prospective and ambulatory surgical center payment systems. HHS also has implemented certain “gainsharing” demonstrations are required by the DRA and other value-based payment approaches designed to align physician and hospital incentives while achieving measurable improvements in quality to care. In addition, HHS now requires transparency in hospital financial arrangements with physicians. Currently, all hospitals are required to provide HHS information concerning physician investment and compensation arrangements that potentially implicate the physician self-referral statute, and to disclose to patients whether they have physician investors. Hospitals that do not comply in a timely manner with this new disclosure requirement may face civil penalties of $10,000 per day that they are in violation. HHS also announced its position that non-proportional returns on investments and non-bona fide investments may violate the physician self-referral statute and are suspect under the anti-kickback statute. Other components of the plan include providing further guidance concerning what is expected of hospitals that do not have emergency departments under EMTALA and changes in the Medicare enrollment form to identify specialty hospitals. Issuance of the strategic plan coincided with the sunset of a DRA provision suspending enrollment of new specialty hospitals into the Medicare program.

In July 2007 as part of proposed revisions to the Medicare physician fee schedule for fiscal year 2008, CMS proposed certain additional changes to the Stark Law. In particular, the proposed rule would revise the Stark Law exception for space and equipment rentals. In instances where a physician leases space or equipment to an entity who accepts patients referred by that physician, the CMS proposal would no longer allow unit-of-service or “per click” payments for such leases. Additionally, the proposed rule would no longer treat “under arrangements” between hospitals and physician-owned entities as compensation instead of ownership relationships. CMS finalized these proposed changes to the Stark Law in the 2009 IPPS final rule published on August 19, 2008. These changes are effective October 1, 2009. Specifically, the 2009 IPPS final rule limits the ability of hospitals to enter into under arrangements with physicians and physician-owned entities and thus, physician-owned joint venture entities deemed to be “performing DHS” will have to comply with one of the more limited Stark Law “ownership” exceptions, rather than the previously acceptable Stark Law “compensation” exceptions. In addition, the 2009 IPPS final rule finalized the prohibition on per unit compensation in space and equipment lease transactions. Effective October 1, 2009, we restructured certain equipment lease transactions with physicians that include per unit or per use compensation as well as certain of our arrangements with community hospitals in order to comply with these new rules and regulations. While we believe that such restructured arrangements comply with applicable law, we cannot be assured, however, that if reviewed, government officials will agree with our interpretation of applicable law. We cannot yet know with certainty the full impact of this restructuring on the financial performance of the Company.

There have been few enforcement actions taken and relatively few cases interpreting the Stark Law to date. As a result, there is little indication as to how courts will interpret and apply the Stark Law; however, enforcement is expected to increase. We believe we have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and the Stark regulations. In particular, we believe that our physician ownership arrangements meet the whole hospital exception. In addition, we expect to meet the exception for publicly traded securities or indirect compensation arrangements, as appropriate. The freestanding diagnostic and other facilities that we own do not furnish any designated health services as defined under the Stark Law, and thus referrals to them are not subject to the Stark Law’s prohibitions. Similarly, our consulting and management services to physician group practices are not subject to the Stark Law’s prohibitions.

Possible amendments to the Stark Law, including any modification or revocation of the whole hospital exception upon which we rely in establishing many of our relationships with physicians, could require us to change or adversely impact the manner in which we establish relationships with physicians to develop and operate a facility, as well as our other business relationships such as joint ventures and physician practice management arrangements. We note that legislation has been introduced in Congress recently and in the past seeking to limit or restrict the whole hospital exception. Specifically, the Patient Protection and Affordable Care Act now under debate in the U.S. Senate, provides that the whole hospital exception would only be available to hospitals having physician ownership and a Medicare provider number as of February 1, 2010 and that meet certain other specified requirements. One such requirement is that physician owners could not own more than the percentage of the value of the physician ownership as of the date of the enactment of the bill. The proposed legislation would also restrict expansion of hospitals that meet the requirements referred to above. There can be no assurance that future legislation will not seek to modify, limit, restrict, or revoke the whole hospital exception. There also can be no assurance the CMS will not promulgate additional regulations under the Stark Law that may change or adversely impact our arrangements with referring physicians.

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

False Claims Prohibitions.  False claims are prohibited by various federal criminal and civil statutes. In addition, the federal False Claims Act prohibits the submission of false or fraudulent claims to the Medicare, Medicaid, and other government healthcare programs. Penalties for violation of the False Claims Act include substantial civil and criminal fines, including treble damages, imprisonment, and exclusion from participation in federal healthcare programs. In addition, the False Claims Act allows an individual to bring lawsuits on behalf of the government, in what are known as qui tam or whistleblower actions, alleging false Medicare or Medicaid claims or other violations of the statute.

A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. In fact, the DRA contains provisions which create incentives for states to enact anti-fraud legislation modeled after the federal False Claims Act.

Healthcare Industry Investigations

The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers’ business arrangements and claims in an effort to identify and prosecute fraudulent and abusive practices. There are ongoing federal and state investigations in the healthcare industry regarding multiple issues including cost reporting, billing and charge-setting practices, unnecessary utilization, physician recruitment practices, physician ownership of healthcare providers and joint ventures with hospitals. Certain of these investigations have targeted hospitals and physicians. We have substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal requirements and current industry standards. However, because the federal and state fraud and abuse laws are complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. Evolving interpretations of current or the adoption of new federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that in the past have been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

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

Clinical Trials at Hospitals

Our hospitals serve as research sites for physician clinical trials sponsored by pharmaceutical and device manufacturers and therefore may perform services on patients enrolled in those studies, including implantation of experimental devices. Only physicians who are members of the medical staff of the hospital may participate in such studies at the hospital. All trials are approved by an Institutional Review Board (“IRB”), which has the responsibility to review and monitor each study pursuant to applicable law and regulations. Such clinical trials are subject to numerous regulatory requirements.

The industry standard for conducting preclinical testing is embodied in the investigational new drug regulations administered by the federal Food and Drug Administration (the “FDA”). Research conducted at institutions supported by funds from the National Institutes of Health must also comply with multiple project assurance agreements and with regulations and guidelines governing the conduct of clinical research that are administered by the National Institutes of Health, the HHS Office of Research Integrity, and the Office of Human Research Protection. Research funded by the National Institutes of Health must also comply with the federal financial reporting and record keeping requirements incorporated into any grant contract awarded. The requirements for facilities engaging in clinical trials are set forth in the code of federal regulations and published guidelines. Regulations related to good clinical practices and investigational new drugs have been mandated by the FDA and have been adopted by similar regulatory authorities in other countries. These regulations contain requirements for research, sponsors, investigators, IRBs, and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written protocols and standard operating procedures are followed during the conduct of studies and for the recording, reporting, and retention of study data and records. CMS also imposes certain requirements for billing of services provided in connection with clinical trials.

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

Records for clinical studies must be maintained for specific periods for inspection by the FDA or other authorities during audits. Non-compliance with the good clinical practices or investigational new drug requirements can result in the disqualification of data collected during the clinical trial. It may also lead to debarment of an investigator or institution or False Claims Act allegations if fraud or substantial non-compliance is detected, and subject a hospital to a recoupment of payments for services that are not covered by federal healthcare programs. Finally, non-compliance could lead to revocation or non-renewal of government research grants.

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

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which is part of the American Recovery and Reinvestment Act signed into law on February 17, 2009, included provisions that expand the scope of the privacy and security requirements of HIPAA. In addition, the HITECH Act contains enhanced enforcement provisions, including: (i) increased civil monetary penalties; (ii) allowing state attorneys general to bring civil actions for HIPAA violations; and (iii) requiring HHS to conduct audits of covered entities, such as the hospitals, to determine their compliance with HIPAA. The HITECH Act’s changes may require significant and costly changes for us, although the exact extent of the actions that will be required is not known at this time because the HITECH Act directs the Secretary of HHS (HHS Secretary) to amend existing privacy and security standards and issue new standards as necessary, and these regulations have not been issued to date.

In addition, our facilities continue to remain subject to state laws that may be more restrictive than the regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.

Electronic health record technology

We are considering acquiring electronic health record (“EHR”) technology. The HITECH Act provides for incentive payments to eligible hospitals to encourage the acquisition and use of EHR systems. The amount of incentive payments a hospital may receive is based on a formula that considers the hospital’s share of Medicare patients and when the hospital satisfies all of the relevant requirements for the incentive payments. Hospitals will have to demonstrate compliance with a number of requirements in order to receive incentive payments, including without limitation, (i) meaningful use of certified EHR technology; (ii) connectivity of certified EHR technology in a manner that provides for the electronic exchange of information to improve the quality of healthcare; and (iii) submission of information to HHS on clinical quality and other measures determined by HHS. The HITECH Act directs the HHS Secretary to determine what constitutes meaningful use and connectivity, as well as to develop quality measures to be reported, and the HHS Secretary has not issued regulations or other guidance on these requirements to date. We do not know when or if EHR technology acquired by us would enable us to qualify for incentive payments under the HITECH Act, and if we did qualify for such payments, we do not know when such payments would be received or the amounts of such payments. Finally, the HITECH Act provides that hospitals that do not satisfy requirements related to EHR technology and submission of quality data by 2015 will be subject to reductions in reimbursement.

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

In July 2007 as part of proposed revisions to the Medicare physician fee scheduled for fiscal year 2008, CMS proposed certain additional changes to the Stark Law. In particular, the proposed rule would revise the Stark Law exception for space and equipment rentals. In instances where a physician leases space or equipment to an entity who accepts patients referred by that physician, the CMS proposal would no longer allow unit-of-service or “per click” payments for such leases. Additionally, the proposed rule would no longer treat “under arrangements” between hospitals and physician-owned entities as compensation instead of ownership relationships. Specifically, the proposal would revise the definition of “entity” under the Stark Law to include not only the entity billing for the service but also the entity that has performed the designated health service CMS finalized these proposed changes to the Stark Law in the 2009 IPPS final rule published on August 19, 2008. These changes are effective October 1, 2009. Specifically, the 2009 IPPS final rule limits the ability of hospitals to enter into under arrangements with physicians and physician-owned entities and thus, physician-owned joint venture entities deemed to be “performing Designated Health Services (DHS)” will have to comply with one of the more limited Stark Law “ownership” exceptions, rather than the previously acceptable Stark Law “compensation” exceptions. In addition, the 2009 IPPS final rule finalized the prohibition on per unit compensation in space and equipment lease transactions. We have restructured certain space and equipment lease transactions with physicians that include per unit or per use compensation effective October 1, 2009 as well certain arrangements with community hospitals. We cannot yet predict the full impact of this restructuring on our financial performance. While we believe that such restructured arrangements comply with applicable law, we cannot be assured, however, that government officials will agree with our interpretation of applicable law.

Possible amendments to the Stark Law, including any modification or revocation of the whole hospital exception upon which we rely in establishing many of our relationships with physicians, could require us to change or adversely impact the manner in which we establish relationships with physicians to develop and operate a facility, as well as our other business relationships such as joint ventures and physician practice management arrangements. We note that legislation has been introduced in Congress recently and in the past seeking to limit or restrict the whole hospital exception. Specifically, the Patient Protection and Affordable Care Act now under debate in the U.S. Senate, provides that the whole hospital exception would only be available to hospitals having physician ownership and a Medicare provider number as of February 1, 2010 and that meet certain other specified requirements. One such requirement is that physician owners could not own more than the percentage of the value of the physician ownership as of the date of the enactment of the bill. The proposed legislation would also restrict expansion of hospitals that meet the requirements referred to above. There can be no assurance that future legislation will not seek to modify, limit, restrict, or revoke the whole hospital exception. There also can be no assurance the CMS will not promulgate additional regulations under the Stark Law that may change or adversely impact our arrangements with referring physicians.

Reductions or changes in reimbursement from government or third-party payors could adversely impact our operating results.

Historically, Congress and some state legislatures have, from time to time, proposed significant changes in the healthcare system. Many of these changes have resulted in limitations on, and in some cases, significant reductions in the levels of, payments to healthcare providers for services under many government reimbursement programs. In addition, many payors, including Medicare and other government payors, are increasingly developing payment policies that result in more procedures being performed on an outpatient basis rather than on an inpatient basis. Such policies will result in decreased revenues for our hospitals, since outpatient procedures are generally reimbursed at a lower rate than inpatient procedures. Recent budget proposals, if enacted in their current form, would freeze and/or reduce reimbursement for inpatient and outpatient hospital services. The Medicare hospital inpatient prospective payment system is evaluated on an annual basis. On August 22, 2007, CMS issued its final inpatient hospital prospective payment system rule for fiscal year 2008, which begins October 1, 2007. The final rule continues major DRG reforms designed to improve the accuracy of hospital payments. As introduced in the fiscal year 2007 final rule, CMS will continue to use hospital costs rather than charges to set payment rates. For fiscal year 2008, hospitals will be paid based upon a blend of 1/3 charge-based weights and 2/3 hospital cost-based weights for DRGs. Additionally, CMS adopted its proposal to restructure the current 538 DRGs to 745 MS-DRGs (severity-adjusted DRGs) to better recognize severity of patient illness. These MS-DRGs were phased in over a two-year period. Effective fiscal year 2009, CMS has identified eight conditions that will not be paid at a higher rate unless they were present on admission, including three serious preventable events deemed “never events.” CMS published the inpatient prospective payment system rule for 2009 on August 19, 2008. Due to the late enactment of the Medicare Improvements for Patient and Providers Act (“MIPPA”), CMS did not publish the final wage indices and payment rates for the 2009 IPPS final rule until October 2008. CMS issued the IPPS rule for 2010 on July 31, 2009. The Final IPPS rule for 2010 provides acute care hospitals with an inflation update of 2.1 percent in their 2010 payment rates. The Final IPPS rule also adds four new measures for which hospitals must submit data under the RHQDAPU program to receive the full market basket update

During the fiscal years ended September 30, 2009 and 2008, we derived 55.4% and 55.6%, respectively, of our net revenue from the Medicare and Medicaid programs. Changes in laws or regulations governing the Medicare and Medicaid programs or changes in the manner in which government agencies interpret them could materially and adversely affect our operating results or financial position.

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

A number of initiatives have been proposed during the past several years to reform various aspects of the healthcare system at the federal level and in the states in which we operate. The U.S. Senate is currently debating the Patient Protection and Affordable Care Act, which proposes significant changes to the healthcare payment system. Current or future legislative initiatives, government regulations or other government actions may have a material adverse effect on us.

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

Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware or which cannot be disclosed until the court lifts the seal from the case. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under a false claim case may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to a federal healthcare program. In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the False Claims Act. Thus, it is possible that we have liability exposure under the False Claims Act.

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

In October 2007, we reached an agreement with the DOJ and the United States Attorneys’ Office in Phoenix, Arizona regarding clinical trials at the Arizona Heart Hospital, one of the ten hospitals in which we own an interest. The settlement concerns Medicare claims submitted between June 1998 and October 2002 for physician services involving the implantation of certain endoluminal graft devices (utilized to treat aneurysms) that had not received final marketing approval from the FDA, and allegedly were either implanted without an approved investigational device exception (“IDE”) or were implanted outside of the approved IDE protocol. The DOJ allegations did not involve patient care and related solely to whether the procedures were properly reimbursable by Medicare. The parties reached a settlement of the allegations to avoid the delay, uncertainty, inconvenience, and expense of protracted litigation. Further, the hospital denies engagement in any wrongdoing or illegal conduct, and the settlement agreement does not contain any admission of liability. As disclosed in previous filings, the hospital agreed to pay approximately $5.8 million to settle and obtain a release from any civil or administrative monetary claims related to the DOJ’s investigation. Additionally, the hospital has entered into a five-year corporate integrity agreement with the OIG under which the hospital will continue to maintain its existing corporate compliance program and which relates to clinical trials conducted at the hospital. The $5.8 million was paid to the United States in November 2007.

During fiscal years 2009 and 2008 we refunded certain reimbursements to CMS related to carotid artery stent procedures performed during prior fiscal years at two of the Company’s consolidated subsidiary hospitals. The DOJ initiated an investigation related to our return of these reimbursements. As a result of the DOJ’s investigation, the Company began negotiating a settlement agreement during the third quarter of fiscal 2009 with the DOJ whereby we are expected to pay approximately $0.8 million to settle and obtain a release from any federal civil false claims liability related to the DOJ’s investigation. The DOJ allegations do not involve patient care, and relate solely to whether the procedures were properly reimbursable by Medicare. The settlement would not include any finding of wrong-doing or any admission of liability. As part of the settlement, we are also negotiating with the Department of Health and Human Services, Office of Inspector General (“OIG”), to obtain a release from any federal healthcare program permissive exclusion actions to be instituted by the OIG. As of September 30, 2009 we had reserved $0.8 million related to this matter.

Medicare Recovery Audit Contractor

In 2005, CMS began using Recovery Audit Contractors (“RAC”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. Fees to the RACs are paid on a contingency basis. The RAC program began as a demonstration project in 2005 in three states (New York, California and Florida) which was expanded into the three additional states of Arizona, Massachusetts and South Carolina in July 2007. No RAC audits, however, were initiated at our Arizona or California hospitals during the demonstration project. The program was made permanent by the Tax Relief and Health Care Act of 2006 enacted in December 2006. CMS announced in March 2008 the end of the demonstration project and the commencement of the permanent program by the expansion of the RAC program to additional states beginning in the summer and fall 2008 and its plans to have RACs in place in all 50 states by 2010.

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

Even though we believe the claims for reimbursement submitted to the Medicare program by our facilities have been accurate, we are unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.

If laws governing the corporate practice of medicine change, we may be required to restructure some of our relationships.

The laws of various states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own or operate a hospital or other facility because our facilities are not engaged in the practice of medicine. The physicians who use our facilities to provide care to their patients are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership interests in the facility or other joint ventures and through the service and lease agreements we have with some of these physicians. Should the interpretation, enforcement or laws of the states in which we operate or may operate change, we cannot assure you that such changes would not require us to restructure some of our physician relationships.

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

Our growth strategy depends on our ability to identify attractive markets in which to expand existing facilities and establish new business ventures and to identify attractive acquisition opportunities. We may have difficulty in identifying potential markets that satisfy our criteria for expansion, for acquisition, or for developing a new facility or for entering into other business arrangements. Identifying physician and community hospital partners and negotiating and implementing the terms of an agreement with them can be a lengthy and complex process. As a result, we may not be able to develop new business ventures at the rate we currently anticipate. Our growth strategy also involves the expansion of several of our hospitals. The success of these expansions is dependant on increased regional support in each respective market. If the market conditions in these regions deteriorate, these expansion costs may not be recoverable. If we acquire an existing facility, there is no assurance that we will be able to operate it profitably.

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

The healthcare industry is highly competitive. Our facilities face competition for patients from other providers in our markets. In most of our markets we compete for market share of cardiovascular and other healthcare procedures that are the focus of our facilities with two to three providers. As we expand the scope of hospital services at our hospitals we may face even greater levels of competition from other larger general acute care hospitals in our markets that also provide those services. Some of these providers are part of large for-profit or not-for-profit hospital systems with greater financial resources than we have available to us and have been operating in the markets they serve for many years. Some of the hospitals that we compete against in certain of our markets and elsewhere have attempted to use their market position and managed care networks to influence physicians not to enter into or to abandon joint ventures that own facilities such as ours by, for example, revoking the admission privileges of our physician partners at the competing hospital. These practices of “economic credentialing” appear to be on the increase. Although these practices have not been successful to date in either preventing us from developing new ventures with physicians or causing us to lose existing investors, the future inability to attract new investors or loss of a significant number of our physician partners in one or more of our existing ventures could have a material adverse effect on our business and operating results.

We depend on our relationships with the physicians who use our facilities.

Our business depends upon the efforts and success of the physicians who provide healthcare services at our facilities and the strength of our relationships with these physicians. Each member of the medical staffs at our hospitals may also serve on the medical staffs of, and practice at, hospitals not owned by us.

At each of our hospitals, our business could be adversely affected if a significant number of key physicians or a group of physicians:

•	terminated their relationship with, or reduced their use of, our facilities,

•	failed to maintain the quality of care provided or to otherwise adhere to the legal professional standards or the legal requirements to obtain privileges at our hospitals or other facilities,

•	suffered any damage to their reputation,

•	exited the market entirely,

•	experienced financial issues within their medical practice or other major changes in its composition or leadership, or

•	align with another healthcare provider resulting in significant reduction in use of our facilities.

Historically, the medical staff at each hospital ranges from approximately 150 to 400 physicians depending upon the size of the hospital and the number of practicing physicians in the market. If we fail to maintain our relationships with the physicians in this group at a particular hospital, many of whom are investors in our hospitals, the revenues of that hospital would be reduced. None of the physicians practicing at our hospitals has a legal commitment, or any other obligation or arrangement that requires the physician to refer patients to any of our hospitals or other facilities.

From time to time physicians who are leaders of their medical groups and who use our hospitals may retire or otherwise cease practicing medicine or using our facilities for a variety of reasons. Those medical groups may not replace those physician leaders or may replace them with physicians who choose not to use our hospitals. Losing the utilization of our hospitals by those physicians and other physicians in their medical groups may result in material decreases in our revenue and financial performance.

A hospital system with which one of our established hospitals competes recently announced a collaboration with one of the leading cardiac services physician groups in that market, some of whose physicians have historically used our hospital and are investors in that hospital. It is possible this collaboration could result in a decrease in the use of our hospital by those physicians, with a resulting decrease in the revenue and financial performance of that hospital. Similar transactions in other markets may occur in the future and could have similar negative impacts on our other facilities and the Company.

A shortage of qualified nurses could affect our ability to grow and deliver quality, cost-effective care services.

We depend on qualified nurses to provide quality service to patients in our facilities. There is currently a shortage of qualified nurses in certain markets where we operate our facilities. This shortage of qualified nurses and the more stressful working conditions it creates for those remaining in the profession are increasingly viewed as a threat to patient safety and may trigger the adoption of state and federal laws and regulations intended to reduce that risk. For example, some states have adopted or are considering legislation that would prohibit forced overtime for nurses and/or establish mandatory staffing level requirements. Growing numbers of nurses are also joining unions that threaten and sometimes call work stoppages.

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

Increasingly, our business depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our strategic objectives and to remain in compliance with various regulations, we must continue to develop and enhance our information systems, which may require the acquisition of equipment and third-party software. Our inability to implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to operate effectively, or any interruption or loss of our information processing capabilities, for any reason including if such systems, or systems acquired in the future, do not perform appropriately, could harm our business, results of operations or financial condition.

We are considering acquiring EHR technology. The HITECH Act provides for incentive payments to eligible hospitals to encourage the acquisition and use of EHR systems. The amount of incentive payments a hospital may receive is based on a formula that considers the hospital’s share of Medicare patients and when the hospital satisfies all of the relevant requirements for the incentive payments. Hospitals will have to demonstrate compliance with a number of requirements in order to receive incentive payments, including without limitation, (i) meaningful use of certified EHR technology; (ii) connectivity of certified EHR technology in a manner that provides for the electronic exchange of information to improve the quality of healthcare; and (iii) submission of information to HHS on clinical quality and other measures determined by HHS. The HITECH Act directs the HHS Secretary to determine what constitutes meaningful use and connectivity, as well as to develop quality measures to be reported, and the HHS Secretary has not issued regulations or other guidance on these requirements to date. We do not know when or if EHR technology acquired by us would enable us to qualify for incentive payments under the HITECH Act, and if we did qualify for such payments, we do not know when such payments would be received or the amounts of such payments. Finally, the HITECH Act provides that hospitals that do not satisfy requirements related to EHR technology and submission of quality data by 2015 will be subject to reductions in reimbursement.

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

Effective January 1, 2009, California licensed general acute hospitals are subject to increased administrative penalties associated with survey deficiencies impacting the health or safety of a patient, the unlawful or unauthorized access, use, or disclosure of a patient’s medical information and are required to screen specific patients for certain hospital-related infections and must maintain an infection control policy. Deficiencies constituting immediate jeopardy to the health or safety of a patient are subject to graduated penalties of up to a maximum $100,000 per violation (up from a maximum of $25,000 per violation). Deficiencies not constituting immediate jeopardy to the health or safety of a patient are subject to penalties up to a maximum of $25,000 per violation (up from a maximum of $17,500 per violation). Penalties for violation of the unlawful or unauthorized access are up to $25,000 per patient and a maximum of $17,500 for each subsequent access, use or disclosure of the patient’s medical information.

We believe we are or will be in compliance with this new California provisions, but there can be no assurance that applicable regulatory agencies or individuals may challenge that assertion.

On January 8, 2009, the California Supreme Court ruled in Prospect Medical Group, Inc., et al. v. Northridge Emergency Medical Group, et al. (2009) 45 Cal. 4th 497, that under California’s Knox-Keene statute, healthcare providers may not bill patients for covered emergency out patient services for which health plans or capitated payors are invoiced by the provider but fail to pay the provider. The California Supreme Court held that the only recourse for healthcare providers is to pursue the payors directly. The Prospect decision does not apply to amounts that the health plan or capitated payor is not obligated to pay under the terms of the insured’s policy or plan. Although the decision only considered emergency providers and referred to HMOs and capitated payors, future court decisions on how the so-called “balance billing” statute is interpreted does pose a risk to healthcare providers that perform emergency or other out-patient services in the state of California.

A purported class action law suit was recently filed by an individual against the Bakersfield Heart Hospital. In the complaint the plaintiff alleges that under California law, and specifically under the Knox-Keene Healthcare Service Plan Act of 1975, and under the Health and Safety Code of California that California prohibits the practice of “balance billing” patients who are provided “emergency services” as defined under California law. A class has not been certified by the court in this case. We are currently evaluating the claims asserted in this cause as well as the defense we may assert in this matter.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market® under the symbol “MDTH.” At December 10, 2009, there were 20,654,264 shares of common stock outstanding, the sale price of our common stock per share was $6.95, and there were 44 holders of record. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq Global Market ®:

Year Ended September 30, 2009	High	Low

First Quarter	$18.28	$5.89
Second Quarter	10.47	5.70
Third Quarter	12.86	7.02
Fourth Quarter	13.63	8.43

Year Ended September 30, 2008	High	Low

First Quarter	$29.98	$21.40
Second Quarter	27.00	18.02
Third Quarter	23.07	16.09
Fourth Quarter	22.69	16.97

We have not declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock for the foreseeable future. The terms of our credit agreement restricts our ability to pay and the amount of any cash dividends or other distributions to our stockholders, and limits the amounts and extent for which we can repurchase our common stock. Under the terms of our credit agreement, we may only pay dividends if there is no default or event of default and we are in compliance with the restricted payment covenant and the financial ratio covenant after giving effect to the dividend. See Note 9 to our consolidated financial statements contained elsewhere in this report. We anticipate that we will retain all earnings, if any, to develop and expand our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Payment of dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition and operating results.

During August 2007, our board of directors approved a stock repurchase program of up to $59.0 million. The purchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The extent to which we repurchase common shares and the timing of such repurchases will depend upon stock price, general economic and market conditions and other corporate considerations. The repurchase program may be discontinued at any time. Subsequent to the approval of the stock repurchase program, the Company has repurchased 1,885,461 shares of common stock at a total cost of $44.4 million, with a remaining $14.6 million available to be repurchased under the approved stock repurchase program. No shares were repurchased during fiscal 2009.

The following graph illustrates, for the period from September 30, 2004 through September 30, 2009, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the NASDAQ Composite Stock Index and (3) the S&P Health Care Facilities Index.

The comparisons in this table are required by the rules of the Securities and Exchange Commission and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MedCath Corporation, The NASDAQ Composite Index
And The S&P Health Care Facilities Index

*	$100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

The selected consolidated financial data have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, appearing elsewhere in this report.

The following table sets forth our selected consolidated financial data as of and for the years ended September 30, 2009, 2008, 2007, 2006 and 2005.

	Year Ended September 30,
	2009	2008	2007	2006	2005

Consolidated Statement of Operations Data:
(in thousands, except per share data)
Net revenue	$602,042	$591,611	$636,526	$618,940	$579,507
Impairment of long-lived assets and goodwill	$60,174	$—	$—	$458	$2,662
(Loss) income from continuing operations before minority interest, income taxes and discontinued operations	$(47,890)	$34,293	$33,524	$13,608	$10,164
(Loss) income from continuing operations	$(58,418)	$12,373	$12,731	$2,982	$1,624
Income (loss) from discontinued operations	$8,136	$8,617	$(1,204)	$9,594	$7,167
Net (loss) income	$(50,282)	$20,990	$11,527	$12,576	$8,791
(Loss) earnings from continuing operations per share, basic	$(2.97)	$0.62	$0.61	$0.16	$0.09
(Loss) earnings from continuing operations per share, diluted	$(2.97)	$0.61	$0.59	$0.15	$0.08
(Loss) earnings per share, basic	$(2.55)	$1.05	$0.56	$0.67	$0.48
(Loss) earnings per share, diluted	$(2.55)	$1.04	$0.54	$0.64	$0.45
Weighted average number of shares, basic(a)	19,684	19,996	20,872	18,656	18,286
Weighted average number of shares, diluted(a)	19,684	20,069	21,511	19,555	19,470

Balance Sheet and Cash Flow Data:
(in thousands)
Total assets	$590,448	$653,456	$678,567	$785,849	$763,205
Total long-term obligations	$115,231	$121,989	$148,484	$286,928	$297,275
Net cash provided by operating activities	$63,633	$52,008	$58,225	$65,634	$61,247
Net cash (used in) provided byinvesting activities	$(63,790)	$(5,805)	$(28,591)	$10,064	$22,802
Net cash used in financing activities	$(50,210)	$(78,028)	$(80,116)	$(22,165)	$(12,645)

Selected Operating Data (consolidated)(b):
Number of hospitals	7	7	7	8	8
Licensed beds(c)	588	509	421	533	533
Staffed and available beds(d)	502	464	404	516	499
Admissions(e)	26,812	29,243	35,373	37,901	36,274
Adjusted admissions(f)	40,964	40,971	48,306	49,622	47,234
Patient days(g)	103,342	107,353	120,556	124,358	126,240
Adjusted patient days(h)	157,638	150,559	164,131	162,813	163,420
Average length of stay(i)	3.85	3.66	3.41	3.28	3.48
Occupancy(j)	56.4%	63.4%	81.8%	66.0%	69.3%
Inpatient catheterization procedures(k)	13,257	15,979	17,925	19,072	18,595
Inpatient surgical procedures(l)	8,181	8,383	9,481	9,973	9,936
Hospital net revenue	$578,432	$565,787	$607,551	$586,941	$549,313

(a)	See Note 14 to the consolidated financial statements included elsewhere in this report.

(b)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which were accounted for using the equity method or as discontinued operations in our consolidated financial statements. During the fourth quarter of fiscal 2007, Harlingen Medical Center ceased to be a consolidated subsidiary due to the sale of a portion of the hospital.

(c)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(d)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(e)	Admissions represent the number of patients admitted for inpatient treatment.

(f)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(g)	Patient days represent the total number of days of care provided to inpatients.

(h)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(i)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(j)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(k)	Inpatients with a catheterization procedure represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(l)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a healthcare provider focused primarily on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We also have partnerships with community hospital systems, and we manage the cardiovascular program of various hospitals operated by other parties. We opened our first hospital in 1996 and currently have ownership interests in and operate ten hospitals, including eight in which we own a majority interest. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a focus on cardiovascular care. Each of our hospitals has a twenty-four hour emergency room staffed by emergency department physicians. The hospitals in which we have ownership interests have a total of 825 licensed beds and are located predominately in high growth markets in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. During May 2009 we completed our 79 bed expansion at Louisiana Medical Center and Heart Hospital, with remaining capacity for an additional 40 beds at that hospital. During October 2009 we opened a new acute care hospital in Kingman, Arizona. This hospital is designed to accommodate a total of 106 licensed beds, with an initial opening of 70 of its licensed beds.

In addition to our hospitals, we currently own and/or manage 16 cardiac diagnostic and therapeutic facilities or programs. Ten of these programs are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining six facilities are not located at hospitals and offer only diagnostic procedures.

We believe our facilities provide superior clinical outcomes, which, together with our ability to provide management capabilities and capital resources, positions us to expand upon our relationships with physicians and community hospitals to increase our presence in existing and new markets.

Basis of Consolidation.  We have included in our consolidated financial statements hospitals and cardiac diagnostic and therapeutic facilities over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control, and are not the primary beneficiary. Accordingly, the hospitals in which we hold a minority interest are excluded from the net revenue and operating results of our consolidated company and our consolidated hospital division. During the fourth quarter of fiscal 2007, we sold a portion of our equity interest in Harlingen Medical Center; therefore, beginning in July 2007, we began excluding this hospital from net revenue and operating results of our consolidated company and our consolidated hospital division. Similarly, a number of our diagnostic and therapeutic facilities are excluded from the net revenue and operating results of our consolidated company and our consolidated MedCath Partners division. Our minority interest in the results of operations for the periods discussed for these entities is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of income in accordance with the equity method of accounting.

We sold our equity interests in Heart Hospital of Lafayette and Cape Cod Cardiology Services LLC in fiscal 2008 and 2009, respectively, and the net assets of Dayton Heart Hospital and Sun City Cardiac Center Associates in fiscal 2008 and 2009, respectively. Accordingly, for all periods presented, the results of operations for these entities have been excluded from continuing operations and are reported in income (loss) from discontinued operations, net of taxes.

Same Facility Hospitals.  Our policy is to include, on a same facility basis, only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division for the fiscal year ended September 30, 2007, we exclude the results of operations of Harlingen Medical Center, which, during the fourth quarter of fiscal 2007 and the entire fiscal 2008 and 2009, ceased to be a consolidated subsidiary due to the sale of a portion of the hospital, as discussed in the Basis of Consolidation above.

Revenue Sources by Division.  The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Year Ended September 30,
Division	2009	2008	2007

Hospital	96.8%	96.2%	95.8%
MedCath Partners	3.1%	3.4%	3.8%
Corporate and other	0.1%	0.4%	0.4%

Net Revenue	100.0%	100.0%	100.0%

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

	Year Ended September 30,
Payor	2009	2008	2007

Medicare	52.4%	52.2%	49.1%
Medicaid	3.0%	3.4%	4.8%
Commercial and other, including self-pay	44.6%	44.4%	46.1%

Total consolidated net revenue	100.0%	100.0%	100.0%

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

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect our business. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program for CMS. Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a possibility that recorded estimates will change by a material amount in the near term. See Item 1 Business and Item 1A Risk Factors.

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

Allowance for Doubtful Accounts.  Accounts receivable primarily consist of amounts due from third-party payors and patients in our hospital division. The remainder of our accounts receivable principally consist of amounts due from billings to hospitals for various cardiovascular care services performed in our MedCath Partners Division and amounts due under consulting and management contracts. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of our respective hospitals and other business units. Adverse changes in business office operations, payor mix, economic conditions or trends in federal and state governmental healthcare reimbursement could affect our collection of accounts receivable.

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

General and Professional Liability Risk.  We are self-insured for medical malpractice, workers’ compensation healthcare and dental coverage up to certain maximum liability amounts. Although the amounts accrued are actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts we will ultimately disburse could differ from such accrued amounts.

Goodwill.  Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. A two-step method is used for determining if goodwill is impaired. Step one is to compare the fair value of the reporting unit with the unit’s carrying value, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. We have selected September 30th as our annual testing date.

Due to overall market conditions during the first quarter of fiscal 2009 resulting in a decline in our market capitalization, we performed an interim impairment test of goodwill as of December 31, 2008. The fair value of the reporting unit (our Hospital Division) was determined using a combination of a discounted cash flow, market multiple and comparable transaction methods. These methods are based on our best estimate of future revenues and operating costs, comparable transactions that have taken place in the market place and are reconciled to our market capitalization. The results of our interim analysis concluded that the fair value of the reporting unit was in excess of its carrying value.

We performed our annual impairment analysis of goodwill as of September 30, 2009 utilizing the same historical methods as discussed above. Initially our analysis resulted in a fair value for which we could not satisfactorily reconcile to our market capitalization. During the fourth quarter of fiscal 2009, our stock price underperformed comparable companies as well as the broader markets, and we also experienced a decline in our fourth quarter operating results. As a result of these events we placed greater weight on the discounted cash flow method, which resulted in a fair value that was below the carrying value of the reporting unit at September 30, 2009.

The second step of the impairment testing process involved the allocation of the fair value of the reporting unit derived in the first step of the impairment test to the fair value of the reporting unit’s assets and liabilities. This process requires significant management estimates and judgments, and is used to determine the implied fair value of the reporting unit’s goodwill. The fair value in excess of amounts allocated to such net assets represented the implied fair value of goodwill for the reporting unit. As a result goodwill was written down to its implied fair value of zero, derived in the second step, causing the entire balance of $60.2 million of goodwill to be impaired during the fourth quarter of fiscal 2009. The non-cash impairment expense did not affect our operations, cash flow, cash position or access to our bank facility.

Long-Lived Assets.  Long-lived assets, which include finite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

Earnings Allocated to Minority Interests.  Earnings allocated to minority interests represent the allocation of profits and losses to minority owners in our consolidated subsidiaries. Because our hospitals are owned as joint ventures, each hospital’s earnings and losses are generally allocated for accounting purposes to us and our physician and community hospital partners on a pro-rata basis in accordance with the respective ownership percentages in the hospital. If, however, the cumulative net losses of a hospital exceed its initial capitalization and committed capital obligations of our partners, then we recognize a disproportionately higher share, up to 100%, of the hospital’s losses, instead of the smaller pro-rata share of the losses that normally would be allocated to us based upon our percentage ownership. The disproportionate allocation to us of a hospital’s losses would reduce our consolidated net income in that reporting period. When the same hospital has earnings in a subsequent period, a disproportionately higher share, up to 100%, of the hospital’s earnings will be allocated to us to the extent we have previously recognized a disproportionate share of that hospital’s losses. The disproportionate allocation to us of a hospital’s earnings would increase our consolidated net income in that reporting period.

The determination of disproportionate losses to be allocated is based on the specific terms of each hospital’s operating agreement, including each partner’s contributed capital, obligation to contribute additional capital to provide working capital loans, or to guarantee the outstanding obligations of the hospital. During each of our fiscal years 2009, 2008 and 2007, our disproportionate recognition of earnings and losses in our hospitals had a net positive/(negative) impact of $(2.2) million, $0.6 million, and $(0.2) million, respectively, on our reported income from continuing operations before income taxes and discontinued operations.

We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profits of our hospitals. As of September 30, 2009, we have $2.0 million of cumulative disproportionate losses allocated to us. We could also be required to recognize disproportionate losses at our other hospitals not currently in a disproportionate allocation position depending on their results of operations in future periods.

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

Share-Based Compensation — Compensation expense for share-based awards made to employees and directors are recognized based on the estimated fair value of each award over the awards’ vesting period. We estimate the fair value of share-based payment awards on the date of grant using, either an option-pricing model for stock options or the closing market value of our stock for restricted stock and restricted stock units, and expense the value of the portion of the award that is ultimately expected to vest over the requisite service period in the Company’s statement of operations.

We calculated the share-based compensation expense for each stock option on the date of grant by using a Black-Scholes option pricing model. The key assumptions used in the Black-Scholes option pricing model are the expected life of the stock option, the risk free interest rate and expected volatility. The expected volatility used in the Black-Scholes option pricing model incorporates historical share-price volatility and was based on an analysis of historical prices of our stock. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options. The expected life of the stock options granted represents the period of time that the options are expected to be outstanding. The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

Stock options awarded to employees are fully vested at the time of grant, with the condition that the optionee is prohibited from selling the share of stock acquired upon exercise of the option for a specified period of time. As a result, total share-based compensation is recorded for stock options on the option grant date.

During fiscal 2009 we granted shares of restricted stock and restricted stock units to employees and directors, respectively. Restricted stock granted to employees, excluding executives of the Company, vest in equal annual installments over a three year period. Executives of the Company (defined by us as vice president or higher) received two restricted stock grants. The first grant of restricted stock vests in equal annual installments over a three year period. The second grant of restricted stock vests over a three year period based on established performance conditions. Restricted stock units granted to directors are fully vested at the date of grant and are paid in the form of common stock upon each applicable director’s termination of service on the board.

Recent Accounting Pronouncements:  See Note 2 of our consolidated financial statements included elsewhere in this report for additional disclosures.

Results of Operations

Fiscal Year 2009 Compared to Fiscal Year 2008

Statement of Operations Data.  The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,
					% of Net
			Increase/Decrease		Revenue
	2009	2008	$	%	2009	2008
	(In thousands except percentages)

Net revenue	$602,042	$591,611	$10,431	1.8%	100.0%	100.0%
Operating expenses:
Personnel expense	200,927	197,850	3,077	1.6%	33.4%	33.4%
Medical supplies expense	171,451	161,880	9,571	5.9%	28.5%	27.4%
Bad debt expense	49,421	43,671	5,750	13.2%	8.2%	7.4%
Other operating expenses	127,043	118,378	8,665	7.3%	21.1%	20.1%
Pre-opening expenses	3,563	786	2,777	353.3%	0.6%	0.1%
Depreciation	31,755	30,041	1,714	5.7%	5.3%	5.1%
Amortization	1,121	84	1,037	1234.5%	0.2%	0.0%
Loss on disposal of property, equipment and other assets	271	248	23	9.3%	0.0%	0.0%
Impairment of goodwill	60,174	—	60,174	100.0%	10.0%	—

Income from operations	(43,684)	38,673	(82,357)	(213.0)%	(7.3)%	6.5%
Other income (expenses):
Interest expense	(6,798)	(14,300)	7,502	52.5%	(1.1)%	(2.4)%
Loss on early extinguishment of debt	(6,702)	—	(6,702)	(100.0)%	(1.1)%	—
Interest and other income, net	237	2,029	(1,792)	(88.3)%	0.0%	0.4%
Equity in net earnings of unconsolidated affiliates	9,057	7,891	1,166	14.8%	1.5%	1.3%

(Loss) income from continuing operations before minority interest, income taxes and discontinued operations	(47,890)	34,293	(82,183)	(239.6)%	(8.0)%	5.8%
Minority interest share of earnings of consolidated subsidiaries	(9,328)	(12,546)	3,218	25.6%	(1.5)%	(2.1)%

(Loss) income from continuing operations before income taxes and discontinued operations	(57,218)	21,747	(78,965)	(363.1)%	(9.5)%	3.7%
Income tax expense	1,200	9,374	(8,174)	(87.2)%	0.2%	1.6%

(Loss) income from continuing operations	(58,418)	12,373	(70,791)	(572.1)%	(9.7)%	2.1%
Income from discontinued operations, net of taxes	8,136	8,617	(481)	(5.6)%	1.3%	1.4%

Net (loss) income	$(50,282)	$20,990	$(71,272)	(339.6)%	(8.4)%	3.5%

Net revenue.  Below is selected procedural and net revenue data for the fiscal years ended September 30, 2009 and 2008.

	Hospital Division Continuing Operations
	Year Ended September 30,
					Increase
	2009	%	2008	%	(Decrease)

Admissions and Principal Procedures(1):
Inpatient admissions	26,812	28%	29,243	32%	(8.3)%
Outpatient procedures(2)	32,664	34%	29,240	32%	11.7%
Emergency department and heart saver program	37,041	38%	33,633	36%	10.1%

Total procedures	96,517	100%	92,116	100%	4.8%

MDC 5 procedures(3)	19,860		22,544		(11.9)%
Inpatient Drug Eluting Stents	2,733		2,758		(0.9)%
Inpatient Bare Metal Stents	1,781		3,112		(42.8)%
Outpatient Drug Eluting Stents	1,935		1,036		86.8%
Outpatient Bare Metal Stents	1,432		901		58.9%
Non MDC 5 procedures	76,657		69,572		10.2%
Emergency department visits	28,719		25,828		11.2%
Net Revenue:
Inpatient net revenue	69.3%		75.0%		(7.6)%
Outpatient net revenue(1)	24.4%		19.1%		27.7%
Emergency department and HeartSaver CT program	6.3%		5.9%		6.8%

Total net revenue	100.0%		100.0%

Total charity care	$6,132		$14,475		(57.6)%

(1)	Procedures refer to the total cases billed and revenues recognized.

(2)	Excludes emergency department and our HeartSaver CT program.

(3)	Major Diagnostic Category (“MDC”) 5 corresponds to a circulatory system principal diagnosis. We have historically referred to MDC 5 procedures as our “core procedures.”

Net revenue increased 1.8% to $602.0 million for our fiscal year ended September 30, 2009 from $591.6 million for our fiscal year ended September 30, 2008. Of this $10.4 million increase in net revenue, our Hospital Division generated a $12.1 million increase, our MedCath Partners Division generated a $1.6 million decrease and our Corporate and other Division generated a $0.1 million decrease. The Hospital Division increase was comprised of an $11.0 million increase in net patient revenue and a $1.1 million increase in other operating revenue.

We continued to experience a shift in inpatient to outpatient procedures in our Hospital Division during fiscal 2009. Our inpatient admissions were down 8.3% for the 2009 fiscal year compared to the 2008 fiscal year; however our outpatient procedures, taking into consideration outpatient visits excluding emergency department visits, increased 11.7% as a result of the shift from inpatient to outpatient procedures. Our emergency department visits increased 11.2% during fiscal 2009 compared to fiscal 2008, driven primarily by our expansion and marketing efforts. Total outpatient net patient revenue excluding emergency department and our Heart Saver program net revenue increased from 19.1% of total hospital net revenue for fiscal 2008 to 24.4% for fiscal 2009.

During 2009 we established a consolidated primary care physician group at one of our hospitals. Net revenue for fiscal 2009 includes $1.0 million related to this new group. The related expenses are also reported as a component of income from operations.

Our net revenue was positively impacted by an overall decrease in deductions for uncompensated care of 57.6% or $8.4 million. We commonly refer to these deductions as charity care. Charity care was $6.1 million for fiscal 2009 compared to $14.4 million for fiscal 2008. Charity care is recorded for patients that meet certain federal poverty guidelines and request charity consideration in line with our policy. The number of patients that qualified for charity care decreased during fiscal 2009 compared to fiscal 2008.

During fiscal 2009 and 2008, we recognized net negative contractual adjustments to our net revenue of $4.5 million and $1.4 million, respectively, related to the filing of prior years Medicare cost reports as well as other Medicare and Medicaid settlement adjustments. Therefore, these adjustments had a year over year negative impact of $3.1 million to net revenue.

Personnel expense.  Personnel expense increased 1.6% to $200.9 million for fiscal 2009 from $197.9 million for fiscal 2008. As a percentage of net revenue, personnel expense remained flat at 33.4% for the comparable periods.

We recognized share-based compensation expense of $2.4 million and $5.0 million for the fiscal years ended September 2009 and 2008, respectively. The $2.6 million decrease in share-based compensation expense was offset by an increase in personnel expense related to cost of living wage adjustments made during the first quarter of fiscal 2009 and an increase in our Hospital Division benefit costs related to our self-insured medical plan due to an increase in employee related medical claims during fiscal 2009.

Medical supplies expense.  Medical supplies expense increased 5.9% to $171.5 million, or 28.5% of net revenue, for fiscal 2009 from $161.9 million, or 27.4% of net revenue, for fiscal 2008. We experienced an increase in expense related to AICD’s, heart valves, drug-eluting stents and vascular graft supplies during fiscal 2009 offset by a reduction in expense for bare metal stents, orthopedic and chargeable medical supplies. The increase in AICD’s, heart valves, drug-eluting stents and vascular graft supplies was directly related to a combination of a higher utilization of supplies per procedure, an increase in the number of procedures performed or the use of higher cost supplies for these procedures. Conversely, the reduction in bare metal stents and orthopedic supplies is the direct result of lower utilization of supplies per procedure and lower cost for the units used per procedure.

Bad debt expense.  Bad debt expense increased 13.2% to $49.4 million for fiscal 2009 from $43.7 million for fiscal 2008. Total uncompensated care, which includes charity care deductions recorded as a reduction to patient revenue and bad debt expense, was $55.4 million for fiscal 2009, or 9.6% of Hospital Division net patient revenue, compared to $58.0 million, or 10.1% of Hospital Division net patient revenue for fiscal 2008. We have experienced an increase in bad debt expense primarily related to an increase in the uncollectibility of the self-pay balance after insurance and a reduction in patients that qualify for charity care and/or government assistance. The reduction in total uncompensated care to net revenue is due to improved collections during fiscal 2009. Our days sales outstanding were 43 for fiscal 2009 compared to 46 for fiscal 2008 (same facility basis).

Other operating expenses.  Other operating expenses increased 7.3% to $127.0 million for fiscal 2009 from $118.4 million for fiscal 2008. This increase is mainly driven by clinical and non-clinical contract services due to the growth in volume at several of our facilities, particularly emergency department visits, as well as increased maintenance costs at our hospitals as machinery warranties have expired at several of our facilities. These increases have been offset by a decline in administrative contract services and collection agency fees as these services are brought in-house to control costs and gain efficiencies. In addition, we incurred a $1.3 million increase in costs related to a new primary care physician group at one of our hospitals.

We also incurred $0.8 million in penalty expense for the anticipated settlement of regulatory claims at two of our hospitals related to the identification, return and self-reporting of $0.7 million in reimbursement for certain procedures performed at those hospitals in prior fiscal years, $1.1 million in professional fees associated with an internal assessment of certain controls and procedures completed during the quarter and $0.4 million in severance fees for fiscal 2009. However, these expenses were offset by lower Corporate and other and Partner Division costs for medical claims and decreased salaries and wages related to a reduction of employees in the Partners Division.

Pre-opening expenses.  We incurred approximately $3.6 million and $0.8 million in pre-opening expenses during fiscal 2009 and 2008. Pre-opening expenses represent costs specifically related to projects under development. As of September 30, 2009 and 2008, we had one hospital under development, Hualapai Medical Center in Kingman, Arizona, which opened on October 15, 2009. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.

Depreciation.  Depreciation increased 5.7% to $31.8 million for the fiscal year ended September 30, 2009 as compared to $30.0 million for the fiscal year ended September 30, 2008. The increase in depreciation is the direct result of expansion at several of our facilities as well as the purchase of newer computer equipment to replace outdated hardware.

Interest expense.  Interest expense decreased 52.5% to $6.8 million for fiscal 2009 compared to $14.3 million for fiscal 2008. This $7.5 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt, a decrease in the interest rate on our outstanding debt, and the capitalization of interest on our capital expansion projects. Capitalized interest was $2.7 million for fiscal 2009 compared to $1.3 million for fiscal 2008.

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

Interest and other income, net.  Interest and other income, net decreased 88.3% to $0.2 million for fiscal 2009 compared to $2.0 million for fiscal 2008. The decrease is a result of the decrease in cash balances and the decrease in interest earned on cash balances during fiscal 2009.

Equity in net earnings of unconsolidated affiliates.  Equity in net earnings of unconsolidated affiliates increased $1.2 million to $9.1 million in fiscal 2009 from $7.9 million in fiscal 2008. The increase is attributable to a $1.6 million growth in earnings for our unconsolidated affiliates related to our Partners Division offset by a reduction of $0.4 million related to the Hospital Division. The increase for our Partners Division is the result of a new minority owned venture that had a full year of operations in fiscal 2009. The decline for our Hospital Division is the result of an overall net decrease in income from our two minority owned hospitals.

Minority interest share of earnings of consolidated subsidiaries.  Minority interest share of earnings of consolidated subsidiaries decreased $3.2 million in fiscal 2009 compared to fiscal 2008. The decline is the result of an overall net decrease in income before minority interest of certain of our established hospitals. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition.

Income tax expense.  Income tax expense was $1.2 million for fiscal 2009 compared to $9.4 million for fiscal 2008, which represented an effective tax rate of 2.1% and 43.1%, respectively. The fiscal 2009 effective rate is below our federal statutory rate of 35% primarily due to the non-deductibility for income tax purposes of a majority of the $60.2 million impairment expense related to goodwill.

Income (loss) from discontinued operations, net of taxes.  Income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital, Cape Cod Cardiology Services LLC, Sun City Cardiac Center Associates and the Heart Hospital of Lafayette for fiscal 2008 and fiscal 2009. Net income from discontinued operations was $8.1 million for fiscal 2009 compared to $8.6 million for fiscal 2008. Income from discontinued operations, net of taxes, includes the gains on the sale of Cape Cod Cardiology Services LLC and Sun City Cardiac Center Associates for fiscal 2009 offset by operating losses of other discontinued entities. Income from discontinued operations, net of taxes, for fiscal 2008 includes the gain recorded as a result of the sale of certain assets of Dayton Heart Hospital offset by operating losses of Dayton Heart Hospital prior to the sale.

Fiscal Year 2008 Compared to Fiscal Year 2007

Statement of Operations Data.  The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,
			Increase/Decrease		% of Net Revenue
	2008	2007	$	%	2008	2007
	(In thousands except percentages)

Net revenue	$591,611	$636,526	$(44,915)	(7.1)%	100.0%	100.0%
Operating expenses:
Personnel expense	197,850	205,567	(7,717)	(3.8)%	33.4%	32.3%
Medical supplies expense	161,880	166,641	(4,761)	(2.9)%	27.4%	26.2%
Bad debt expense	43,671	51,318	(7,647)	(14.9)%	7.4%	8.0%
Other operating expenses	118,378	127,915	(9,537)	(7.5)%	20.1%	20.1%
Pre-opening expenses	786	555	231	41.6%	0.1%	0.1%
Depreciation	30,041	30,950	(909)	(2.9)%	5.1%	4.9%
Amortization	84	154	(70)	(45.5)%	0.0%	0.0%
Loss on disposal of property, equipment and other assets	248	1,447	(1,199)	82.9%	0.0%	0.2%

Income from operations	38,673	51,979	(13,306)	(25.6)%	6.5%	8.2%
Other income (expenses):
Interest expense	(14,300)	(22,055)	7,755	35.2%	(2.4)%	(3.5)%
Loss on early extinguishment of debt	—	(9,931)	9,931	100.0%	—	(1.5)%
Interest and other income, net	2,029	7,792	(5,763)	(74.0)%	0.4%	1.2%
Equity in net earnings of unconsolidated affiliates	7,891	5,739	2,152	37.5%	1.3%	0.9%

Income from continuing operations before minority interest, income taxes and discontinued operations	34,293	33,524	769	2.3%	5.8%	5.3%
Minority interest share of earnings of consolidated subsidiaries	(12,546)	(10,462)	(2,084)	(19.9)%	(2.1)%	(1.7)%

Income from continuing operations before income taxes and discontinued operations	21,747	23,062	(1,315)	(5.7)%	3.7%	3.6%
Income tax expense	9,374	10,331	(957)	(9.3)%	1.6%	1.6%

Income from continuing operations	12,373	12,731	(358)	(2.8)%	2.1%	2.0%
Income (loss) from discontinued operations, net of taxes	8,617	(1,204)	9,821	815.7%	1.4%	(0.2)%

Net income	$20,990	$11,527	9,463	82.1%	3.5%	1.8%

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

Net revenue.  Net revenue decreased 7.1% to $591.6 million for our fiscal year ended September 30, 2008 from $636.5 million for our fiscal year ended September 30, 2007. Of this $44.9 million decrease in net revenue, our hospitals generated a $41.4 million decrease, our MedCath Partners division generated a $3.7 million decrease, our cardiology consulting and management operations generated a $0.3 million increase, and our corporate and other division generated a $0.1 million decrease.

On a same facility basis our net revenue increased $16.1 million, or 2.8% from the prior fiscal year.

We experienced a shift in inpatient to outpatient procedures during fiscal 2008. On a same facility basis our admissions were down 1.8% for the 2008 fiscal year compared to the 2007 fiscal year, however our adjusted admissions, which take into consideration outpatient visits, increased 3.8% as a result of the shift from inpatient to outpatient procedures. During fiscal 2008 we experienced an increase in net revenues of 66% and 67% from outpatient drug-eluting stents and bare metal stents, respectively, when compared to fiscal 2007. Net revenue from inpatient drug-eluting stents and bare metal stents were down 4.8% and 6.9%, respectively, on a same facility basis in fiscal 2008 compared to fiscal 2007.

Our net revenue has been negatively impacted by an overall increase in deductions for uncompensated care. We commonly refer to these deductions as charity care. Charity care was $14.5 million for fiscal 2008 compared to $4.9 million for fiscal 2007. Charity care is recorded for patients that meet certain federal poverty guidelines. The number of patients that qualified for charity care increased during fiscal 2008 compared to fiscal 2007.

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

Personnel expense.  Personnel expense decreased 3.8% to $197.9 million for fiscal 2008 from $205.6 million for fiscal 2007. As a percentage of net revenue, personnel expense increased to 33.4% from 32.3% for the comparable periods.

On a same facility basis, personnel expense increased to 33.4% of net revenue for the fiscal year ended September 30, 2008 from 32.3% for the fiscal year ended September 30, 2007. This increase is mainly due to cost of living wage adjustments made during the first quarter of fiscal 2008 and an increase in labor costs due to the continued demand for nurses and other technicians in several of our markets.

We recognized share-based compensation of $5.0 million and $4.3 million for the fiscal year ended September 2008 and 2007, respectively.

Medical supplies expense.  Medical supplies expense decreased 2.9% to $161.9 million for fiscal 2008 from $166.6 million for fiscal 2007.

Medical supplies expense on a same facility basis increased slightly to 27.4% from 27.3% as a percentage of net revenue for the fiscal year ending September 30, 2008 compared to the fiscal year ending September 30, 2007. Medical supplies expense as a percentage of adjusted admission has remained flat on a same facility basis year over year.

Bad debt expense.  Bad debt expense decreased 14.9% to $43.7 million for fiscal 2008 from $51.3 million for fiscal 2007. Same facility bad debt expense increased 12.9% to $43.7 million for fiscal 2008 compared to $38.7 million for fiscal 2007. Same facility bad debt expense also increased to 7.4% of net revenue for the fiscal year ending September 30, 2008 compared to 6.7% for the fiscal year ended September 30, 2007 due to a decrease in payments and write-offs as a percentage of patient billings. We have experienced an unfavorable trend regarding the collection of the portion of the amount due from patients after insurance and a decrease in the number of patients that qualify for Medicaid.

Other operating expenses.  Other operating expenses decreased 7.5% to $118.4 million for fiscal 2008 from $127.9 million for fiscal 2007. Same facility other operating expenses increased 3.2% to $118.4 million for fiscal 2008 compared to $115.0 million for fiscal 2007. We continue to see an increase in contract services due to the growth in volume at several of our facilities as well as increased maintenance costs at our hospitals as machinery warranties have expired at several of our facilities.

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

Depreciation.  Depreciation decreased 2.9% to $30.0 million for the fiscal year ended September 30, 2008 as compared to $31.0 million for the fiscal year ended September 30, 2007.

On a same facility basis, depreciation increased 10.9% to $30.0 million for fiscal 2008 compared to $27.1 million for fiscal 2007. The depreciation increase is a result of the expansion and the investment in support software at several of our facilities.

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

Minority interest share of earnings of consolidated subsidiaries.  Minority interest share of earnings of consolidated subsidiaries decreased $2.1 million in fiscal 2008 compared to fiscal 2007. Our minority interest share of earnings can fluctuate as a result of our disproportionate share accounting for our partnership interests. Our partnership operating agreements may call for the recognition of losses or profits at amounts that are disproportionate to our partnership interest.

Income tax expense.  Income tax expense was $9.4 million for fiscal 2008 compared to $10.3 million for fiscal 2007, which represented an effective tax rate of approximately 43.1% and 44.8%, respectively. The decrease in the effective tax rate is due to the reduced impact of one-time permanent adjustments to derive taxable income.

Income (loss) from discontinued operations, net of taxes.  Income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital, Heart Hospital of Lafayette, Cape Cod Cardiology Services and Sun City Cardiac Center Associates for fiscal 2007, fiscal 2008 and fiscal 2009. Net income from discontinued operations was $8.6 million for fiscal 2008 compared to a loss of $1.2 million for fiscal 2007. The Company evaluated the carrying value of the long-lived assets related to Heart Hospital of Lafayette during fiscal 2007 and determined that the carrying value was in excess of the fair value. Accordingly, an impairment charge of $4.1 million was recorded during the first quarter of fiscal 2007. The $4.1 million impairment charge was offset by net income related to Dayton Heart Hospital for fiscal 2007. Income from discontinued operations, net of taxes, for fiscal 2008 includes the gain recorded as a result of the sale of certain assets of Dayton Heart Hospital offset by operating losses of Dayton Heart Hospital prior to the sale.

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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
	(In thousands)

Statement of Operations Data:
Net revenue	$147,966	$148,149	$155,682	$150,245	$145,511
Impairment of goodwill	60,174	—	—	—	—
(Loss) income from operations	(62,794)	1,384	10,733	6,993	4,362
Equity in net earnings of unconsolidated affiliates	2,013	2,265	2,714	2,065	1,049
Minority interest share of earnings of consolidated subsidiaries	(872)	(1,896)	(4,197)	(2,363)	(1,181)
(Loss) income from continuing operations	(61,900)	306	5,090	(1,914)	155
Income from discontinued operations	3,294	190	492	4,160	314
Net (loss) income	$(58,606)	$496	$5,582	$2,246	$469
Earnings (loss) per share, basic
Continuing operations	$(3.14)	$0.02	$0.26	$(0.11)	$0.01
Discontinued operations	0.17	0.01	0.02	0.22	0.01

Earnings (loss) per share, basic	$(2.97)	$0.03	$0.28	$0.11	$0.02

Earnings (loss) per share, diluted
Continuing operations	$(3.14)	$0.02	$0.26	$(0.11)	$0.01
Discontinued operations	0.17	0.01	0.02	0.22	0.01

Earnings (loss) per share, diluted	$(2.97)	$0.03	$0.28	$0.11	$0.02

Weighted average number of shares, basic	19,740	19,733	19,664	19,599	19,590
Dilutive effect of stock options and restricted stock	—	—	26	—	65

Weighted average number of shares, diluted	19,740	19,733	19,690	19,599	19,655

Cash Flow Data:
Net cash provided by operating activities	$10,463	$18,584	$17,670	$16,916	$14,526
Net cash provided by provided by (used in) investing activities	$408	$(17,780)	$(23,390)	$(23,028)	$(34,729)
Net cash used in financing activities	$(2,080)	$(3,308)	$(8,506)	$(36,316)	$(5,494)

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

Liquidity and Capital Resources

Working Capital and Cash Flow Activities.  Our consolidated working capital was $60.2 million at September 30, 2009 and $115.1 million at September 30, 2008. The decrease of $54.9 million in working capital primarily resulted from cash outflows for capital expenditures as a result of our hospital expansions, the repurchase of our Senior Notes, and the payment of federal and state income taxes offset by cash flows from operations.

At September 30, 2008 $3.2 million of cash was restricted and held in escrow as required by the city of Kingman, Arizona in conjunction with the Company’s development of the Hualapai Mountain Medical Center. The escrowed funds were released during the fourth quarter of fiscal 2009 upon our completion of the common infrastructure construction projects affecting the city of Kingman.

During the second quarter of fiscal 2007, we were informed by one of our Medicare fiscal intermediaries that outlier payments received prior to January 1, 2004 would not be disputed; therefore, we reversed $2.2 million that was originally recorded to account for outlier payments that had been received in 2003. At September 30, 2009 and 2008, we carried a reserve of $9.6 million and $9.1 million, respectively, for the outlier payments received in 2004.

The cash provided by operating activities from continuing operations was $64.8 million and $43.2 million for the years ending September 30, 2009 and 2008, respectively. The $21.6 million increase is primarily attributed to the decrease in federal and state income tax payments made during fiscal 2009 compared to fiscal 2008, offset by cash flows from operations.

Our investing activities from continuing operations used net cash of $89.0 million for fiscal 2009 compared to net cash used of $82.0 million for fiscal 2008. Net cash used by investing activities for fiscal 2009 and 2008 was primarily capital expenditures for the development of our hospital in Kingman, Arizona and expansion projects at two of our existing hospitals.

Our financing activities from continuing operations used net cash of $45.6 million during fiscal 2009 compared to net cash used of $60.2 million during fiscal 2008. The $14.6 decrease of net cash used for financing activities is due to the repurchase of common stock under our repurchase program during fiscal 2008 and a decrease in minority interest distributions; offset by an increase in overall long-term debt payments in fiscal 2009 related to the repurchase of our outstanding Senior Notes as further discussed in Note 9 of the consolidated financial statements included elsewhere in this report.

Capital Expenditures.  Cash paid for property and equipment for fiscal years 2009 and 2008 was $94.0 million and $66.7 million, respectively, primarily related to the development of our hospital in Kingman, Arizona and the expansion projects at two of our existing hospitals, which began during the year ended September 30, 2007. All expansion projects were completed during fiscal 2009, and our hospital in Kingman, Arizona opened in October 2009.

Obligations, Commitments and Availability of Financing.  As described more fully in the notes to our consolidated financial statements included elsewhere in this report, we had certain cash obligations at September 30, 2009, which are due as follows (in thousands):

	Payments Due by Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$19,491	$14,063	$52,500	$—	$—	$35,308	$121,362
Obligations under capital leases	1,752	1,782	1,346	864	602	53	6,399

Total debt	21,243	15,845	53,846	864	602	35,361	127,761
Other long-term obligations(1)	7,618	4,942	2,716	55	—	—	15,331
Interest on indebtedness(2)	6,208	5,479	3,788	3,070	3,024	4,251	25,820
Operating leases	2,231	1,936	1,747	1,722	1,206	492	9,334

Total	$37,300	$28,202	$62,097	$5,711	$4,832	$40,104	$178,246

(1)	Other long-term obligations contain revenue guarantees related to contracts for physician services or to physician recruiting arrangements. In addition the Company may have recorded off-setting assets associated with these guarantees, see Note 12.

(2)	In addition, we have $0.5 million in unrecognized tax benefits.

During November 2008, we amended and restated our Senior Secured Credit Facility (the “Amended Credit Facility”). The Amended Credit Facility provides for a three-year term loan facility in the amount of $75.0 million (the “Term Loan”) and a revolving credit facility in the amount of $85.0 million (the “Revolver”), which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. At our request and approval from our lenders, the aggregate amount available under the Amended Credit Facility may be increased by an amount up to $50.0 million. Borrowings under the Amended Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin.

The Amended Credit Facility continues to be guaranteed jointly and severally by us and certain of our existing and future, direct and indirect, wholly owned subsidiaries and continues to be secured by a first priority perfected security interest in all of the capital stock or other ownership interests owned by us and our subsidiary guarantors in each of their subsidiaries, and, subject to certain exceptions in the credit facility, all other present and future assets and properties of the MedCath and the subsidiary guarantors and all intercompany notes.

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

We are required to make mandatory prepayments of principal in specified amounts upon the occurrence of certain events identified in the Amended Credit Facility and are permitted to make voluntary prepayments of principal under the Amended Credit Facility. The Term Loan is subject to amortization of principal in quarterly installments commencing on March 31, 2010. The maturity date of both the Term Loan and Revolver is November 10, 2011.

During December 2008 we redeemed our outstanding 9 7/8% senior notes (the “Senior Notes”) issued by MedCath Holdings Corp., a wholly owned subsidiary of us, for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Amended Credit Facility and available cash on hand. In addition to the aforementioned repurchase premium we incurred $2.0 million in expense related to the write-off of previously incurred financing costs associated with the Senior Notes. The repurchase premium and write off of previously incurred financing costs have been included in the consolidated statement of income as loss on early extinguishment of debt.

At September 30, 2009, we had $127.8 million of outstanding debt, $21.2 million of which was classified as current. Of the outstanding debt, $80.0 million was outstanding under our Amended Credit Facility, $47.7 million was outstanding to various lenders to our hospitals, and the remaining $0.1 million of debt was outstanding to lenders for MedCath Partners’ diagnostic services under capital leases. Of the $80.0 million outstanding under our Amended Credit Facility, $5.0 million was outstanding under the Revolver. The maximum availability under the Revolver is $85.0 million which is reduced by the aforementioned outstanding borrowings under the Revolver and outstanding letters of credit totaling $3.5 million.

Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At September 30, 2009, TexSAn Heart Hospital was in violation of financial covenants which govern its equipment loans outstanding. Accordingly, the total outstanding balance of $6.1 million for these loans has been included in the current portion of long-term debt and obligations under capital leases in our consolidated balance sheet for fiscal 2009. The covenant violations did not result in any other non-compliance related to the covenants governing our other outstanding debt arrangements.

At September 30, 2009, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors.

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

Intercompany Financing Arrangements.  We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of September 30, 2009 and 2008 were $305.6 million and $253.6 million, respectively.

Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 2 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.

Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at rates ranging from 3.50% to 8.58%. The weighted average interest rate for the intercompany equipment loans at September 30, 2009 was 6.61%.

We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.

We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of September 30, 2009 and 2008, we held $25.7 million and $19.8 million, respectively, of intercompany working capital and other notes and related accrued interest, net of advances from our hospitals.

Because these intercompany notes receivable and related interest income are eliminated with the corresponding notes payable and interest expense at our consolidating hospitals in the process of preparing our consolidated financial statements the amounts outstanding under these notes do not appear in our consolidated financial statements or accompanying notes. Information about the aggregate amount of these notes outstanding from time to time may be helpful, however, in understanding the amount of our total investment in our hospitals. In addition, we believe investors and others will benefit from a greater understanding of the significance of the priority rights we have under these intercompany notes receivable to distributions of cash by our hospitals as funds are generated from future operations, a potential sale of a hospital, or other sources. Because these notes receivable are senior to the equity interests of MedCath and our partners in each hospital, in the event of a sale of a hospital, the hospital would be required first to pay to us any balance outstanding under its intercompany notes prior to distributing any of the net proceeds of the sale to any of the hospital’s equity investors as a return on their investment based on their pro-rata ownership interests. Also, appropriate payments to us to amortize principal balances outstanding and to pay interest due under these notes are generally made to us from a hospital’s available cash flows prior to any pro-rata distributions of a hospital’s earnings to the equity investors in the hospitals.

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

Interest Rate Risk

Our Amended Credit Facility borrowings expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of our Amended Credit Facility was $80.0 million at September 30, 2009. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.7 million during the fiscal year ended September 30, 2009.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MEDCATH CORPORATION AND SUBSIDIARIES

HEART HOSPITAL OF SOUTH DAKOTA, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of MedCath Corporation and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 14, 2009

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,
	2009	2008

Current assets:
Cash and cash equivalents	$32,014	$93,836
Restricted cash	—	3,154
Accounts receivable, net	70,410	82,324
Income tax receivable	—	3,091
Medical supplies	18,261	15,340
Deferred income tax assets	12,201	9,769
Prepaid expenses and other current assets	13,969	9,756
Current assets of discontinued operations	30,011	22,506

Total current assets	176,866	239,776
Property and equipment, net	385,926	323,094
Investments in affiliates	14,055	15,285
Goodwill	—	60,174
Other intangible assets, net	378	1,133
Other assets	13,223	8,378
Long-term assets of discontinued operations	—	5,616

Total assets	$590,448	$653,456

Current liabilities:
Accounts payable	$40,979	$41,404
Income tax payable	642	—
Accrued compensation and benefits	18,744	16,744
Other accrued liabilities	24,860	23,322
Current portion of long-term debt and obligations under capital leases	21,243	31,920
Current liabilities of discontinued operations	10,165	11,282

Total current liabilities	116,633	124,672
Long-term debt	101,871	115,628
Obligations under capital leases	4,647	2,087
Deferred income tax liabilities	13,874	12,352
Other long-term obligations	8,893	4,454

Total liabilities	245,918	259,193

Commitments and contingencies (See Note 12)

Minority interest in equity of consolidated subsidiaries	25,632	24,667

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,595,880 issued and 20,150,556 outstanding at September 30, 2009 21,553,054 issued and 19,598,693 outstanding at September 30, 2008	216	216
Paid-in capital	455,259	455,494
Accumulated deficit	(91,420)	(41,138)
Accumulated other comprehensive loss	(360)	(179)
Treasury stock, at cost; 1,445,324 shares at September 30, 2009 1,954,361 shares at September 30, 2008	(44,797)	(44,797)

Total stockholders’ equity	318,898	369,596

Total liabilities and stockholders’ equity	$590,448	$653,456

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2009	2008	2007

Net revenue	$602,042	$591,611	$636,526
Operating expenses:
Personnel expense	200,927	197,850	205,567
Medical supplies expense	171,451	161,880	166,641
Bad debt expense	49,421	43,671	51,318
Other operating expenses	127,043	118,378	127,915
Pre-opening expenses	3,563	786	555
Depreciation	31,755	30,041	30,950
Amortization	1,121	84	154
Loss on disposal of property, equipment and other assets	271	248	1,447
Impairment of goodwill	60,174	—	—

Total operating expenses	645,726	552,938	584,547

(Loss) Income from operations	(43,684)	38,673	51,979
Other income (expenses):
Interest expense	(6,798)	(14,300)	(22,055)
Loss on early extinguishment of debt	(6,702)	—	(9,931)
Interest and other income	237	2,029	7,792
Equity in net earnings of unconsolidated affiliates	9,057	7,891	5,739

Total other expense, net	(4,206)	(4,380)	(18,455)

(Loss) income from continuing operations before minority interest and incomes taxes	(47,890)	34,293	33,524
Minority interest share of earnings of consolidated subsidiaries	(9,328)	(12,546)	(10,462)

(Loss) income from continuing operations before income taxes	(57,218)	21,747	23,062
Income tax expense	1,200	9,374	10,331

(Loss) income from continuing operations	(58,418)	12,373	12,731
Income (loss) from discontinued operations, net of taxes	8,136	8,617	(1,204)

Net (loss) income	$(50,282)	$20,990	$11,527

Earnings (loss) per share, basic
Continuing operations	$(2.97)	$0.62	$0.61
Discontinued operations	0.42	0.43	(0.05)

Earnings (loss) per share, basic	$(2.55)	$1.05	$0.56

Earnings (loss) per share, diluted
Continuing operations	$(2.97)	$0.61	$0.59
Discontinued operations	0.42	0.43	(0.05)

Earnings (loss) per share, diluted	$(2.55)	$1.04	$0.54

Weighted average number of shares, basic	19,684	19,996	20,872
Dilutive effect of stock options and restricted stock	—	73	639

Weighted average number of shares, diluted	19,684	20,069	21,511

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Total

Balance, September 30, 2006	19,160	$192	$391,261	$(73,348)	$(51)	69	$(394)	$317,660
Exercise of stock options, including income tax benefit	411	4	7,879	—	—	—	—	7,883
Secondary public offerring	1,700	17	39,641	—	—	—	—	39,658
Share-based compensation expense	—	—	4,338	—	—	—	—	4,338
Gain on capital transaction of subsidiary, net of tax	—	—	4,569	—	—	—	—	4,569
Comprehensive income:								—
Net income	—	—	—	11,527	—	—	—	11,527
Change in fair value of interest rate swaps, net of income tax benefit(*)	—	—	—	—	(11)	—	—	(11)

Total comprehensive income								11,516

Balance, September 30, 2007	21,271	213	447,688	(61,821)	(62)	69	(394)	385,624
Cumulative impact of change in accounting principle	—	—	—	(307)	—	—	—	(307)
Exercise of stock options, including income tax benefit	282	3	4,741	—	—	—	—	4,744
Share buy back	—	—	—	—	—	1,885	(44,403)	(44,403)
Share-based compensation expense	—	—	4,978	—	—	—	—	4,978
Tax imp act of cancellation of stock options	—	—	(1,913)	—	—	—	—	(1,913)
Comprehensive income:
Net income	—	—	—	20,990	—	—	—	20,990
Change in fair value of interest rate swaps, net of income tax benefit(*)	—	—	—	—	(117)	—	—	(117)

Total comprehensive income								20,873

Balance, September 30, 2008	21,553	216	455,494	(41,138)	(179)	1,954	(44,797)	369,596
Stock awards, including cancelations and income tax effects	43	—	(1,826)	—	—	—	—	(1,826)
Restricted stock awards, including cancelations	—	—	1,591	—	—	(509)	—	1,591
Comprehensive loss:
Net loss	—	—	—	(50,282)	—	—	—	(50,282)
Change in fair value of interest rate swap, net of income tax benefit(*)	—	—	—	—	(181)	—	—	(181)

Total comprehensive loss								(50,463)

	21,596	$216	$455,259	$(91,420)	$(360)	1,445	$(44,797)	$318,898

(*)	Tax benefits were $121, $77, and $7 for the years ended September 30, 2009, 2008 and 2007, respectively.

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2009	2008	2007

Net (loss) income	$(50,282)	$20,990	$11,527
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(8,136)	(8,617)	1,204
Bad debt expense	49,421	43,671	51,318
Depreciation	31,755	30,041	30,950
Amortization	1,121	84	154
Excess income tax benefit on stock awards and options	—	(608)	(2,080)
Loss on disposal of property, equipment and other assets	271	248	1,447
Share-based compensation expense	2,390	4,978	4,338
Loss on early extinguishment of debt	6,702	—	—
Amortization of loan acquisition costs	952	879	3,858
Equity in earnings of unconsolidated affiliates, net of distributions received	928	(224)	(2,458)
Impairment of goodwill	60,174	—	—
Minority interest share of earnings of consolidated subsidiaries	9,328	12,546	10,462
Other	(46)	—	—
Deferred income taxes	(3,322)	3,032	(6,037)
Change in assets and liabilities that relate to operations:
Accounts receivable	(37,671)	(42,073)	(56,236)
Medical supplies	(2,876)	(2,066)	695
Prepaids and other assets	(547)	1,031	1,146
Accounts payable and accrued liabilities	4,587	(20,722)	3,289

Net cash provided by operating activities of continuing operations	64,749	43,190	53,577
Net cash (used in) provided by operating activities of discontinued operations	(1,116)	8,818	4,648

Net cash provided by operating activities	63,633	52,008	58,225
Investing activities:
Purchases of property and equipment	(93,912)	(66,653)	(36,360)
Proceeds from sale of property and equipment	1,781	1,009	4,541
Changes in cash restricted for investment	3,154	(3,154)
Investments in affiliates	—	(9,530)	—
Purchase of equity interest	—	(3,694)	—

Net cash used in investing activities of continuing operations	(88,977)	(82,022)	(31,819)
Net cash provided by investing activities of discontinued operations	25,187	76,217	3,228

Net cash used in investing activities	(63,790)	(5,805)	(28,591)
Financing activities:
Proceeds from issuance of long-term debt	83,479	—	—
Repayments of long-term debt	(116,300)	(2,879)	(112,969)
Repayments of obligations under capital leases	(1,342)	(1,348)	(1,557)
Distributions to minority partners	(11,770)	(16,446)	(9,437)
Investment from minority partners	207	—	2,688
Proceeds from exercised stock options	77	4,317	5,803
Purchase of treasury shares	—	(44,403)	—
Proceeds from issuance of common stock	—	—	39,658
Excess income tax benefit on stock awards and options	—	608	2,080

Net cash used in financing activities of continuing operations	(45,649)	(60,151)	(73,734)
Net cash used in financing activities of discontinued operations	(4,561)	(17,877)	(6,382)

Net cash used in financing activities	(50,210)	(78,028)	(80,116)

Net decrease in cash and cash equivalents	(50,367)	(31,825)	(50,482)
Cash and cash equivalents:
Beginning of period	112,068	143,893	194,375

End of period	$61,701	$112,068	$143,893

Cash and cash equivalents of continuing operations	32,014	93,836	138,784
Cash and cash equivalents of discontinued operations	29,687	18,232	5,109

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share amounts)

1.	Business and Organization

MedCath Corporation (the “Company”) primarily focuses on providing high acuity services, predominately the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the “Hospital Division”) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of September 30, 2009, the Company owned and operated ten hospitals, together with its partners or members, who own an equity interest in the hospitals where they practice. The Company’s existing hospitals had a total of 755 licensed beds, of which 665 were staffed and available, and were located in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota and Texas.

The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a minority interest in Avera Heart Hospital of South Dakota and Harlingen Medical Center as of September 30, 2009. Therefore, the Company is unable to consolidate the hospitals’ results of operations and financial position, but rather is required to account for its minority ownership interest in these hospitals as an equity investment. Harlingen Medical Center was a consolidated entity for the first three quarters of fiscal 2007. In July 2007, the Company sold a portion of its equity interest in Harlingen Medical Center; therefore, the Company no longer is its primary beneficiary and accounts for its minority ownership interest in the hospital as an equity investment.

In addition to its hospitals, the Company provides cardiovascular care services in diagnostic and therapeutic facilities in various locations and through mobile cardiac catheterization laboratories and also provides management services to non owned facilities (the “MedCath Partners Division”). The Company also provides consulting and management services tailored primarily to cardiologists and cardiovascular surgeons, which is included in the corporate and other division.

2.	Summary of Significant Accounting Policies and Estimates

Basis of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries that are wholly and majority owned and/or over which it exercises substantive control, including variable interest entities in which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for entities, including variable interest entities, in which the Company holds less than a 50% interest, has significant influence but does not have control, and is not the primary beneficiary.

Reclassifications — The Company has classified the results of operations, the assets and liabilities of consolidated subsidiaries held for sale, as well as the impacts from the collections and payments of the remaining assets and liabilities associated with the entities divested, as discontinued operations for all periods presented. During fiscal 2008, the Company sold its equity interest in Heart Hospital of Lafayette and certain assets of Dayton Heart Hospital. During fiscal 2009 the Company sold its equity interest in Cape Cod Cardiology Services, LLC (“Cape Cod”) and the net assets of Sun City Cardiac Center Associates (“Sun City”). The results of operations of these entities for the years ended September 30, 2009, 2008 and 2007 are reported as discontinued operations for all periods presented. The Company uses judgment in determining whether an entity will be reported as continuing or discontinued operations under the provisions of accounting principles generally accepted in the United States (“GAAP”). Such judgments include whether an entity will be sold, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods the Company determines that an entity should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of income are reclassified in order to reflect the current classification. See Note 3.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. There is a reasonable possibility that actual results may vary significantly from those estimates.

Fair Value of Financial Instruments — The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2009 and 2008. The estimated fair value of long-term debt, including the current portion, at September 30, 2009 is approximately $127.6 million as compared to a carrying value of approximately $121.4 million. At September 30, 2008, the estimated fair value of long-term debt, including the current portion, was approximately $152.8 million as compared to a carrying value of approximately $146.4 million. Fair value of the Company’s fixed rate debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of arrangements and market information. The fair value of the Company’s variable rate debt was determined to approximate its carrying value, due to the underlying variable interest rates.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with several large financial institutions. Deposits held with financial institutions typically exceed the insurance provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third party payors, including Medicare, Medicaid and commercial insurance carriers. The Company has not experienced significant losses related to receivables from individual patients or groups of patients in any particular industry or geographic area. Accounts receivable of the Hospital Division represents 92.7% and 93.1% of total accounts receivable for the Company as of September 30, 2009 and 2008, respectively. The following table summarizes the percentage of net accounts receivable from all payors for the Hospital Division at September 30:

	2009	2008

Medicare and Medicaid	43%	40%
Commercial and Other	42%	47%
Self-pay	15%	13%

	100%	100%

Cash and Cash Equivalents — The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.

Restricted Cash — At September 30, 2008 the Company had $3.2 million of restricted cash held in escrow as required by the city of Kingman, Arizona in conjunction with the Company’s development of the Hualapai Mountain Medical Center. The escrowed funds were released to the Company upon the completion of common infrastructure construction projects affecting the city of Kingman during fiscal 2009.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company estimates this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of its respective hospitals and other business units.

Medical Supplies — Medical supplies consist primarily of supplies necessary for diagnostics, catheterization and surgical procedures and general patient care and are stated at the lower of first-in, first-out cost or market.

Property and Equipment — Property and equipment are recorded at cost and are depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 15 to 25 years for land improvements, and from 3 to 10 years for equipment, furniture and software. Repairs and maintenance costs are charged to operating expense while betterments are capitalized as additions to the related assets. Retirements, sales, and disposals are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in income from operations. Amortization of property and equipment recorded under capital leases is included in depreciation expense. Interest expense incurred in connection with the construction of hospitals is capitalized as part of the cost of construction until the facility is operational, at which time depreciation begins using the straight-line method over the estimated useful life of the applicable constructed assets. The Company capitalized interest of $2.7 million and $1.3 million, respectively, during the years ended September 30, 2009 and 2008. The Company did not capitalize any interest during the year ended September 30, 2007.

Goodwill and Intangible Assets — Goodwill represents acquisition costs in excess of the fair value of net identifiable tangible and intangible assets of businesses purchased. All of the Company’s goodwill was recorded within the Hospital Division segment, see Note 19. Other intangible assets primarily consist of the value of management contracts. With the exception of goodwill, intangible assets are being amortized over periods ranging from 11 to 29 years. The Company evaluates goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting unit. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. See Note 4 for additional disclosure related to the Company’s annual impairment evaluation of goodwill.

Other Assets — Other assets primarily consist of loan acquisition costs, prepaid rent under a long-term operating lease for land at one of the Company’s hospitals and intangible assets associated with physician related revenue guarantees. See Note 12 for further discussion of these guarantees. Loan acquisition costs (“Loan Costs”) are costs associated with obtaining long-term financing. Loan Costs, net of accumulated amortization, were $2.2 million and $2.1 million as of September 30, 2009 and 2008, respectively. Loan Costs are being amortized using the straight-line method, which approximates the effective interest method, as a component of interest expense over the life of the related debt. Amortization expense recognized for Loan Costs totaled $1.0 million, $0.9 million, and $3.9 million for the years ended September 30, 2009, 2008 and 2007, respectively. Prepaid rent is being amortized using the straight-line method over the lease term, which extends through December 11, 2065. The Company recognizes the amortization of prepaid rent as a component of other operating expense.

Long-Lived Assets — Long lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. See Note 3 for further discussion of the impairment of certain assets associated with the Company’s discontinued operations.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Obligations — Other long-term obligations consist of physician revenue guarantees and other long term contracts. See Note 12 for further discussion of these physician guarantees.

Market Risk Policy — The Company’s policy for managing risk related to its exposure to variability in interest rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The Company recognizes all derivatives as either assets or liabilities on the balance sheets and measures those instruments at fair value.

Comprehensive Income (Loss) — Comprehensive income or loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

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

The Company continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of its programs. Final settlements under some of these programs are subject to adjustment based on audit by third parties, which can take several years to determine. From a procedural standpoint, for governmental payors, primarily Medicare, the Company recognizes estimated settlements in its consolidated financial statements based on filed cost reports. The Company subsequently adjusts those settlements as new information is obtained from audits or reviews by the fiscal intermediary and, if the result of the fiscal intermediary audit or review impacts other unsettled and open cost reports, the Company recognizes the impact of those adjustments. As such, the Company recognized adjustments that decreased net revenue by $5.2 million, $2.0 million and $0.7 million for continuing operations in the years ended September 30, 2009, 2008 and 2007, respectively. The Company recognized adjustments that increased net revenue by $0.4 million and $2.2 million for discontinued operations in the years ended September 30, 2008 and 2007, respectively. No adjustments were recognized for discontinued operations in the year ended September 30, 2009.

A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 55.4%, 55.6% and 53.9% of the Company’s net revenue during the years ended September 30, 2009, 2008 and 2007, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment system. Under this system, hospitals are paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (“DRG”). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.

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

Segment Reporting.  Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment if the segments have similar economic and overall industry characteristics, such as customer class, products and service. There is no aggregation within the Company’s reportable segments. The description of the Company’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information is discussed in Note 19.

Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2009, 2008 and 2007, the Company incurred approximately $4.2 million, $3.9 million and $3.6 million of advertising expenses, respectively.

Pre-opening Expenses — Pre-opening expenses consist of operating expenses incurred during the development of new ventures prior to opening for business. Such costs specifically relate to the Company’s development of the Hualapai Mountain Medical Center in Kingman, Arizona and are expensed as incurred. The Company incurred approximately $3.6 million, $0.8 million and $0.6 million, respectively, of pre-opening expenses during the years ended September 30, 2009, 2008 and 2007.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and other income — Interest and other income are predominantly comprised of interest income. Interest income recorded in the consolidated statements of income was $0.2 million, $1.9 million, and $7.6 million for the years ended September 30, 2009, 2008, and 2007, respectively.

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

Members’ and Partners’ Share of Hospital’s Net Income and Loss — Each of the Company’s consolidated hospitals is organized as a limited liability company or limited partnership, with one of the Company’s wholly-owned subsidiaries serving as the manager or general partner and holding from 53.3% to 89.2% of the ownership interest in the entity. In most cases, physician partners or members own the remaining ownership interests as members or limited partners. In some instances, the Company may organize a hospital with a community hospital investing as an additional partner or member. In those instances, the Company may hold a minority interest in the hospital with the community hospital and physician partners owning the remaining interests also as minority partners. In such instances, the hospital is accounted for under the equity method of accounting. Profits and losses of hospitals accounted for under either the consolidated or equity methods are allocated to their owners based on their respective ownership percentages. If the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of the partners or members, the Company will recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all of its owners on a pro rata basis. In such cases, the Company will recognize a disproportionate share of the hospital’s future profits to the extent the Company has previously recognized a disproportionate share of the hospital’s losses.

Share-Based Compensation — Compensation expense for share-based awards made to employees and directors are recognized based on the estimated fair value of each award over each applicable awards vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using, either an option-pricing model for stock options or the closing market value of the Company’s stock for restricted stock and restricted stock units, and expenses the value of the portion of the award that is ultimately expected to vest over the requisite service period in the Company’s statement of operations.

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

Year Ended September 30,
	2009	2008	2007

Expected life	5-8 years	5-8 years	5-8 years
Risk-free interest rate	1.36-3.59%	2.34-4.56%	4.12-5.17%
Expected volatility	44-49%	33-41%	37-43%

Stock options awarded to employees are fully vested at the time of grant, with the condition that the optionee is prohibited from selling the share of stock acquired upon exercise of the option for a specified period of time. As a result, total share-based compensation is recorded for stock options on the option grant date.

During fiscal 2009 the Company granted shares of restricted stock and restricted stock units to employees and directors, respectively. Restricted stock granted to employees, excluding executives of the Company, vest in equal

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual installments over a three year period. Executives of the Company defined by the Company as vice president or higher, received two separately equal grants. The first grant of restricted stock vests in equal annual installments over a three year period, the second grant of restricted stock vests over a three year period based on established performance conditions. Restricted stock units granted to directors are fully vested at the date of grant and are paid in the form of common stock upon each applicable director’s termination of service on the board.

Subsequent Events — In connection with preparation of the consolidated financial statements for fiscal year ended September 30, 2009, the Company has evaluated subsequent events for potential recognition and disclosures through December 14, 2009, the date these consolidated financial statements were issued, as filed in Form 10-K with the Securities and Exchange Commission (“SEC”).

Recently Adopted Accounting Pronouncements — Effective the fourth quarter of fiscal 2009 the Company adopted the provisions of the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”). The ASC has become the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP recognized by the FASB for SEC registrants, such as the Company. The ASC did not change or alter existing GAAP. The adoption of the ASC had no impact on the Company’s consolidated financial statements.

Effective the first quarter of fiscal 2009 the Company adopted a new accounting standard issued by the FASB that defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB delayed the effective date of this new standard for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has elected to defer implementation of this new standard until the first quarter of fiscal 2010 as it relates to the Company’s non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company is evaluating the impact, if any, this new standard will have on those non-financial assets and liabilities. The adoption of this new standard in regard to financial assets and liabilities, did not have an impact on the Company’s consolidated financial statements as the Company did not have any financial assets or liabilities that were required to be re-measured and reported at fair value as of and for the fiscal year ended September 30, 2009.

Effective the first quarter of fiscal 2009 the Company adopted a new accounting standard issued by the FASB that permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has elected to not apply the fair value option to any “eligible items”, as defined by the FASB.

Effective the second quarter of fiscal 2009 the Company adopted a new accounting standard issued by the FASB that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the new accounting standard sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. See Subsequent Events above.

Recent Accounting Pronouncements — In December 2007, the FASB issued a new accounting standard that addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also will require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. This new accountnig standard is effective for fiscal years beginning after December 15, 2008, fiscal 2010 for the Company and is required to be adopted prospectively with no early adoption permitted. The Company expects this new accounting standard will have an impact on accounting for business combinations, but the effect will be dependent upon any potential future acquisitions.

In December 2007, the FASB issued a new accounting standard that establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This new accounting standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new accounting standard is effective for fiscal years beginning on or after December 15, 2008, fiscal 2010 for the Company. In fiscal 2010, the Company will report non-controlling interests (previously referred to as minority interests) as a component of equity in the consolidated financial statements. The adoption will primarily impact the presentation of the consolidated financial statements including all comparable periods.

In April 2008, the FASB issued a new accounting standard which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new accounting standard applies to intangible assets that are acquired individually or with a group of other assets and intangible assets acquired in both business combinations and asset acquisitions. The new accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, fiscal 2010 for the Company. The impact of this new accounting standard will be dependent upon any potential future acquisitions.

In June 2009, the FASB issued a new accounting standard that amends the consolidation guidance that applies to variable interest entities (“VIE”). The amendments will significantly affect the overall consolidation analysis. The provisions of this new accounting standard revise the definition and consideration of VIEs, primary beneficiary, and triggering events in which a company must re-evaluate its conclusions as to the consolidation of an entity. This new accounting standard is effective as of the beginning of the first fiscal year after November 15, 2009, fiscal 2011 for the Company. The Company is evaluating the potential impacts the adoption of this new standard will have on its consolidated financial statements.

3.	Discontinued Operations

During September 2009 the MedCath Partners Division of the Company sold the assets of Sun City for $16.9 million which resulted in a gain of $3.2 million, net of taxes. The associated gain from the sale has been included in income (loss) from discontinued operations on the consolidated statement of operations for the year ended September 30, 2009.

During December 2008 the MedCath Partners Division of the Company sold its equity interest in Cape Cod for $6.9 million, which resulted in a gain of $4.0 million, net of taxes. The associated gain from the sale has been included in income (loss) from discontinued operations on the consolidated statement of operations for the year ended September 30, 2009.

During May 2008, the Hospital Division of the Company sold the net assets of Dayton Heart Hospital (“DHH”) to Good Samaritan Hospital for $47.5 million pursuant to a definitive agreement entered into during the year ended September 30, 2008. The total gain recognized, net of tax, was $3.4 million and is included in income (loss) from discontinued operations on the consolidated statement of operations for the year ended September 30, 2008.

In accordance with the terms of the sale, DHH and Good Samaritan Hospital entered into an indemnification agreement for a period of eighteen months from the date of the sale. DHH agreed to indemnify Good Samaritan Hospital from certain exposures arising subsequent to the date of sale, including environmental exposure and

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure resulting from the breach of representations or warranties made in accordance with the sale. The maximum exposure associated with the indemnity agreement is $10 million. The estimated fair value of this indemnification is insignificant. Additionally, as a condition to the sale and as part of the indemnification agreement, the Company has entered into a non-compete agreement for a period of five years from the date of the sale. The Company was paid $5.0 million under the non-compete agreement, resulting in the Company recording $3.1 million, net of tax, related to the non-compete agreement as part of income (loss) from discontinued operations in the consolidated statement of operations for the year ended September 30, 2008.

As of September 30, 2009 and 2008 the Company had reserved $9.6 million and $9.1 million, respectively, for Medicare outlier payments received by DHH during the year ended September 30, 2004, which are included in current liabilities of discontinued operations in the consolidated balance sheets.

During September 2006, the Company sought to dispose of its interest in the Heart Hospital of Lafayette (“HHLf”) and entered into a confidentiality and exclusivity agreement with a potential buyer at a purchase price in excess of the carrying value including goodwill. During fiscal 2007 the Company determined that the carrying value of HHLf was in excess of its fair value based on a new purchase price with a different buyer at a price below the carrying value including goodwill and recorded an impairment charge of $4.1 million, which is included in the income (loss) from discontinued operations in the consolidated statement of operations for the fiscal year 2007. The sale of HHLf was completed during the year ended September 30, 2008, resulting in an immaterial loss recorded as part of income (loss) from discontinued operations for the year ended September 30, 2008.

The results of operations and the assets and liabilities of discontinued operations included in the consolidated statements of operations and consolidated balance sheets are as follows:

	Year Ended September 30,
	2009	2008	2007

Net revenue	$13,520	$62,016	$117,328
Gain from sale of DHH	—	3,399	—
Gain from sale of Sun City	5,415	—	—
Gain from sale of Cape Cod	6,640	—	—
Income before income taxes	13,702	16,248	3,977
Income tax expense	5,566	7,631	5,181

Net income (loss)	$8,136	$8,617	$(1,204)

	Year Ended September 30,
	2009	2008

Cash and cash equivalents	$29,687	$18,232
Accounts receivable, net	324	3,407
Other current assets	—	867

Current assets of discontinued operations	$30,011	$22,506

Property and equipment, net	$—	$686
Other intangible assets, net	—	4,930

Long-term assets of discontinued operations	$—	$5,616

Accounts payable	$9,898	$9,705
Accrued liabilities	267	1,577

Current liabilities of discontinued operations	$10,165	$11,282

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Other Intangible Assets

During the year ended September 30, 2008, $4.6 million of goodwill was written off as part of the gain resulting from the disposition of the Dayton Heart Hospital which is included within income (loss) from discontinued operations. See Note 3.

During the year ended September 30, 2008 the Company purchased additional equity interests in the Heart Hospital of New Mexico and TexSAn Heart Hospital resulting in an increase to goodwill of $1.3 million and $0.7 million, respectively, see Note 5.

Due to overall market conditions that existed during the first quarter of fiscal 2009, which caused a decline in the Company’s market capitalization, the Company performed an interim impairment test as of December 31, 2008. The fair value of the Company’s Hospital Division reporting unit was determined using a combination of a discounted cash flow, market multiple, and comparable transaction methods. The interim analysis resulted in a fair value of the Hospital Division reporting unit that was in excess of its carrying value, and for which the Company was able to satisfactorily reconcile to its market capitalization. As a result the interim impairment test indicated no impairment existed as of that date.

The first step of the Company’s annual impairment test was performed as of September 30, 2009, initially using the valuation methods, as discussed above. However, the reconciliation of the fair value of the Hospital Division reporting unit to the Company’s market capitalization at September 30, 2009, resulted in a fair value that indicated an implied control premium that did not appear reasonable. During the fourth quarter of fiscal 2009, the Company’s stock price underperformed comparable companies as well as the broader markets, and the Company experienced a decline in its fourth quarter operating results. As a result of these events, the Company placed more reliance on the discounted cash flow method and used this method to estimate the fair value which resulted in a fair value that was below the carrying value of the Hospital Division reporting unit.

The second step of the Company’s impairment analysis involved allocating the fair value of the Hospital Division reporting unit, as derived in the first step discussed above, to the assets and liabilities of the Hospital Division reporting unit. This process requires significant management estimates and judgments, and is used to determine the implied fair value of the Hospital Division reporting unit’s goodwill. The Company incorporated recent appraisals and other information in its analysis, and concluded the implied fair value of goodwill was zero. As a result the entire balance of $60.2 million of goodwill was impaired in the fourth quarter of fiscal 2009.

During the fourth quarter of fiscal 2009 the MedCath Partners Division of the Company wrote off $0.7 million of intangible assets associated with the termination of certain management contracts.

As of September 30, 2009 and 2008, the Company’s other intangible assets, net, included the following:

	September 30, 2009		September 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Management contracts	$—	$—	$8,609	$(7,917)
Other	730	(352)	655	(214)

Total	$730	$(352)	$9,264	$(8,131)

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated aggregate amortization expense for each of the five fiscal years succeeding the Company’s most recent fiscal year ended September 30, 2009 is as follows:

Estimated Amortization
Fiscal Year	Expense

2010	$77
2011	57
2012	38
2013	32
2014	32

5.	Business Combinations and Hospital Development

New Hospital Development — In August 2007, the Company announced a venture to construct a new 106 inpatient bed capacity general acute care hospital, Hualapai Mountain Medical Center, which is located in Kingman, Arizona. The hospital is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, owns 79.2% of the interest in the venture with physician partners owning the remaining 20.8%. Further, the Company exercises substantive control over the hospital. Construction of Hualapai Mountain Medical Center began during fiscal year 2007. The facility was completed and opened during October 2009 with 70 licensed beds, and the capacity for an additional 36 beds to facilitate future growth.

In May 2007, the Company and its physician partners announced a 119 bed general acute care expansion of its hospital located in St. Tammany Parish, Louisiana. The expansion was completed during May 2009, with 79 patient rooms being completed initially and capacity for 40 patient rooms being available for future growth. To recognize its expanded service capabilities, the hospital, which opened in February 2003, was renamed the Louisiana Medical Center and Heart Hospital.

In April 2007, the Company and its physician partners announced the expansion of Arkansas Heart Hospital, located in Little Rock, Arkansas. The expansion converted shelled space into 28 inpatient beds, added a 130 space parking garage to the campus and supported the renovation of the hospital’s annex building to accommodate non-clinical services.

Prior to July 2007, the Company consolidated Harlingen Medical Center (“HMC”). The Company’s interest in HMC was diluted from 51.0% to 36.0% effective for the fourth quarter of fiscal year 2007. The Company recorded a gain from the transaction that resulted from the difference between the carrying amount of the Company’s investment in HMC prior to the issuance of units and the Company’s equity investment immediately following the issuance of units. The Company determined that recognition of the gain as a capital transaction was appropriate because HMC had historically experienced net losses, and because of uncertainty regarding the possible future occurrence of transactions that may involve further dilution of the Company’s equity interest in HMC. Future issuances of units to third parties, if any, will further dilute the Company’s ownership percentage and may give rise to additional gains or losses based on the offering price in comparison to the carrying value of the Company’s investment.

Purchase of Additional Interests in Hospitals — During June 2008 the Company acquired an additional 14.29% ownership interest in the TexSAn Heart Hospital, a consolidated subsidiary hospital, by converting $9.5 million of intercompany debt to equity. Additionally, during September 2008 the Company purchased an additional 3.7% ownership interest in the TexSAn Heart Hospital for $1.2 million.

During July 2008 the Company purchased an additional 3.0% interest in the Heart Hospital of New Mexico, a consolidated subsidiary hospital, for $2.5 million.

Diagnostic and Therapeutic Facilities Development — During April 2008 the Company paid $8.5 million to acquire a 27.4% interest in Southwest Arizona Heart and Vascular LLC a joint venture with the Heart Lung Vascular

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Center of Yuma. The joint venture provides cardiac catheterization lab services to Yuma Regional Medical Center in Arizona.

During February 2008 the Company paid $1.0 million to acquire a 33.33% interest in a joint venture with Solaris Health Systems LLC and individual physician members to manage two cardiac catheterization laboratories located in New Jersey.

6.	Accounts Receivable

Accounts receivable, net, consist of the following:

	September 30,
	2009	2008

Receivables, principally from patients and third-party payors	$150,476	$131,915
Receivables, principally from billings to hospitals for various cardiovascular procedures	1,494	2,609
Amounts due under management contracts	228	2,036
Other	6,094	3,461

	158,292	140,021
Less allowance for doubtful accounts	(87,882)	(57,697)

Accounts receivable, net	$70,410	$82,324

Activity for the allowance for doubtful accounts is as follows:

	Year Ended September 30,
	2009	2008

Balance, beginning of year	$57,697	$45,238
Bad debt expense	49,421	43,671
Write-offs, net of recoveries	(19,236)	(31,212)

Balance, end of year	$87,882	$57,697

7.	Property and Equipment

Property and equipment, net, consists of the following:

	September 30,
	2009	2008

Land	$32,681	$26,457
Buildings	304,615	224,806
Equipment	252,547	242,593
Construction in progress	17,682	41,533

Total, at cost	607,525	535,389
Less accumulated depreciation	(221,599)	(212,295)

Property and equipment, net	$385,926	$323,094

Substantially all of the Company’s property and equipment is either pledged as collateral for various long-term obligations or assigned to lenders under the Senior Secured Credit Facility as intercompany collateral liens, see Note 9.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments in Affiliates

The Company’s determination of the appropriate consolidation method to follow with respect to investments in affiliates is based on the amount of control the Company has and the ownership level in the underlying entity. Investments in entities that the Company does not control, but over whose operations the Company has the ability to exercise significant influence (including investments where the Company has a less than 20% ownership), are accounted for under the equity method. The Company additionally considers if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations the Company does not control. At September 30, 2009, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method.

Variable Interest Entities

During the year ended September 30, 2007 the Company’s interest in HMC was diluted from 51.0% to 36.0%, see Note 5 for further discussion of this transaction. Prior to the fourth quarter of fiscal 2007 the Company consolidated the results of HMC. Upon dilution, the Company began accounting for HMC as an equity investment as the Company determined that HMC was a variable interest entity and that the Company was not the primary beneficiary. HMC is an acute care hospital facility in which the Company acts as manager of the facility and provides support services as necessary. The Company’s maximum exposure to losses from its involvement with HMC is the Company’s net investment in HMC, as presented below, and $0.6 million of outstanding fees as discussed in Note 17.

Investments in unconsolidated affiliates accounted for under the equity method consist of the following:

	Year Ended September 30,
	2009	2008

Avera Heart Hospital of South Dakota	$9,143	$9,888
Harlingen Medical Center	5,621	6,635
HMC Realty, LLC	(11,909)	(11,686)
Southwest Arizona Heart and Vascular, LLC	8,757	8,766
Other	2,443	1,682

	$14,055	$15,285

The Company’s ownership percentage for each investment accounted for under the equity method is presented in the table below:

Investee	Ownership

Blue Ridge Cardiology Services, LLC(a)(c)	50.0%
Austin Development Holding, Inc.(a)	50.0%
HMC Realty LLC(b)	36.1%
Harlingen Medical Center(b)	34.8%
Tri-County Heart New Jersey LLC(a)(c)	33.3%
Avera Heart Hospital of South Dakota(b)	33.3%
Southwest Arizona Heart and Vascular, LLC(c)	27.0%
Wilmington Heart Services, LLC(a)(c)	15.0%
Central New Jersey Heart Services, LLC(a)(c)	15.0%
Coastal Carolina Heart, LLC(a)(c)	9.2%

(a)	Included in Other

(b)	Included in the Hospital Division

(c)	Included in MedCath Partners Division

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated deficit includes $9.3 million, $10.3 million, and $8.1 million of undistributed earnings from unconsolidated affiliates accounted for under the equity method for the years ended September 30, 2009, 2008, and 2007, respectively. Distributions received from unconsolidated affiliates accounted for under the equity method were $10.0 million, $7.7 million and $3.3 million during the years ended September 30, 2009, 2008 and 2007, respectively.

The following tables represents summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method

	Year Ended September 30,
	2009	2008	2007

Net revenue	$228,765	$220,244	$102,031
Income from operations	$47,857	$43,921	$20,352
Net income	$38,906	$34,686	$13,514

	September 30,
	2009	2008

Current assets	$68,675	$70,921
Long-term assets	$149,194	$153,766
Current liabilities	$25,967	$28,958
Long-term liabilities	$122,685	$123,356

9.	Long-Term Debt

Long-term debt consists of the following:

	September 30,
	2009	2008

Senior Notes	$—	$101,961
Credit Facility	80,000	—
REIT Loan	35,308	35,308
Notes payable to various lenders	6,054	9,107

	121,362	146,376
Less current portion	(19,491)	(30,748)

Long-term debt	$101,871	$115,628

Senior Notes — During the year ended September 30, 2004, the Company’s wholly-owned subsidiary, MedCath Holdings Corp. (the “Issuer”), completed an offering of $150.0 million in aggregate principal amount of 9 7 / 8% senior notes (the “Senior Notes”). The proceeds, net of fees, of $145.5 million were used to repay a significant portion of the Company’s then outstanding debt and obligations under capital leases. The Senior Notes, which were to mature on July 15, 2012, paid interest semi-annually, in arrears, on January 15 and July 15 of each year. The Senior Notes were redeemable, in whole or in part, at any time on or after July 15, 2008 at a designated redemption amount, plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date. The Company could have redeemed up to 35% of the aggregate principal amount of the Senior Notes on or before July 15, 2007 with the net cash proceeds from certain equity offerings. In event of a change in control in the Company or the Issuer, the Company was required to offer to purchase the Senior Notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2007, the Company repurchased $36.2 million of its outstanding Senior Notes using the proceeds from the Company’s secondary public offering which was declared effective by the SEC on November 6, 2006. The Company incurred a repurchase premium of $3.5 million and approximately $1.0 million of deferred loan acquisition costs were written off in connection with the repurchase. These costs are reported as a loss on early extinguishment of debt in the Company’s statement of operations for the year ended September 30, 2007.

During December 2008 the Company redeemed its outstanding Senior Notes for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Amended Credit Facility and available cash on hand. See the Senior Secured Credit Facility below for further discussion of the Amended Credit Facility. In addition to the aforementioned repurchase premium the Company incurred $2.0 million in expense related to the write-off of previously incurred financing costs associated with the Senior Notes. The repurchase premium and write off of previously incurred financing costs have been included in the consolidated statement of income as loss on early extinguishment of debt for the year ended September 30, 2009.

Senior Secured Credit Facility — Concurrent with the offering of the Senior Notes, the Issuer entered into a $200.0 million senior secured credit facility (the “Senior Secured Credit Facility”) with a syndicate of banks and other institutional lenders. The Senior Secured Credit Facility provides for a seven-year term loan facility (the “Term Loan”) in the amount of $100.0 million and a five-year senior secured revolving credit facility (“Revolving Facility”) in the amount of $100.0 million, which included a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans, and is collateralized by patient accounts receivable and certain other assets of the Company.

Borrowings under the Senior Secured Credit Facility, excluding swing-line loans, bore interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. The applicable margin is different for the Revolving Facility and the Term Loan and varies for the Revolving Facility depending on the Company’s financial performance. Swing-line borrowings under the Revolving Facility bore interest at the alternate base rate which is defined as the greater of the Bank of America, N.A. prime rate or the federal funds rate plus 0.5%. The Issuer is required to pay quarterly, in arrears, a 0.5% per annum commitment fee equal to the unused commitments under the Senior Secured Credit Facility. The Issuer is also required to pay quarterly, in arrears, a fee on the stated amount of each issued and outstanding letter of credit ranging from 200 to 300 basis points depending upon the Company’s financial performance.

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

The Senior Secured Credit Facility requires compliance with certain financial covenants including a senior secured leverage ratio test, a fixed charge coverage ratio test, a tangible net worth test and a total leverage ratio test. The Senior Secured Credit Facility also contains customary restrictions on, among other things, the Company’s ability and its subsidiaries’ ability to incur liens; engage in mergers, consolidations and sales of assets; incur debt; declare dividends, redeem stock and repurchase, redeem and/or repay other debt; make loans, advances and investments and acquisitions; make capital expenditures; and enter into transactions with affiliates.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During November 2008, the Company amended and restated the Senior Secured Credit Facility (the “Amended Credit Facility”). The Amended Credit Facility provides for a three-year term loan facility in the amount of $75.0 million (the “Amended Term Loan”) and a revolving credit facility in the amount of $85.0 million (the “Revolver”), which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. At the request of the Company and approval from its lenders, the aggregate amount available under the Amended Credit Facility may be increased by an amount up to $50.0 million. Borrowings under the Amended Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. At September 30, 2009 the Amended Term Loan bore interest at 3.25% and the Revolver bore interest at 2.75%.

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

The Amended Credit Facility requires compliance with certain financial covenants including a consolidated senior secured leverage ratio test, a consolidated fixed charge coverage ratio test and a consolidated total leverage ratio test. The Amended Credit Facility also contains customary restrictions on, among other things, the Company and subsidiaries’ ability to incur liens; engage in mergers, consolidations and sales of assets; incur debt; declare dividends; redeem stock and repurchase, redeem and/or repay other debt; make loans, advances, and investments and acquisitions; and enter into transactions with affiliates.

The Amended Credit Facility contains events of default, including cross-defaults to certain indebtedness, change of control events and other events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, the Company could be required to immediately repay all outstanding amounts under the amended credit facility.

The Company is required to make mandatory prepayments of principal in specified amounts upon the occurrence of certain events identified in the Amended Credit Facility and is permitted to make voluntary prepayments of principal under the Amended Credit Facility. The Amended Term Loan is subject to amortization of principal in quarterly installments commencing on March 31, 2010. The maturity date of both the Amended Term Loan and Revolver is November 10, 2011.

Of the $80.0 million outstanding under the Amended Credit Facility at September 30, 2009, $5.0 million was outstanding under the Revolver. The maximum availability under the Revolver is $85.0 million which is reduced by the aforementioned outstanding borrowings under the Revolver and outstanding letters of credit totaling $3.5 million.

Real Estate Investment Trust (REIT) Loans — The Company’s REIT Loan balance included the outstanding indebtedness of one hospital. The interest rates on the outstanding REIT Loans were based on a rate index tied to U.S. Treasury Notes plus a margin that was determined on the completion date of the hospital, and subsequently increased per year by 20 basis points. The principal and interest on the REIT Loans were payable monthly over seven-year terms from the completion date of the hospital using extended period amortization schedules and included balloon payments at the end of the terms. Borrowings under this REIT Loan were collateralized by a pledge of the Company’s interest in the related hospital’s property, equipment and certain other assets. The REIT Loan, which was previously scheduled to mature during the second quarter of fiscal 2006, was refinanced in

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 2006. Under the terms of the new financing, the loan requires monthly, interest-only payments for ten years, at which time the loan is due in full, maturing January 2016. The interest rate on this loan is 8 1/2%. Borrowings under this REIT Loan are collateralized by a pledge of the Company’s interest in the related hospital’s property, equipment and certain other assets.

Notes Payable to Various Lenders — The Company acquired various medical and other equipment for a hospital with installment notes payable to an equipment lender collateralized by the related equipment. Amounts borrowed under these notes are payable in monthly installments of principal and interest over a 7 year term with fixed interest rates of 6.74% to 7.71%. The Company has guaranteed these equipment loans. The Company receives a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals, see Note 17. These guarantees expire concurrent with the terms of the related equipment loans and would require the Company to perform under the guarantee in the event of the subsidiaries’ failure to perform under the related loan.

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

At September 30, 2009, the total amount of notes payable to various lenders was approximately $6.1 million, of which $3.6 million was guaranteed by the Company. Because the Company consolidates the subsidiary hospitals’ results of operations and financial position, both the assets and the accompanying liabilities are included in the assets and long-term debt on the Company’s consolidated balance sheets. These notes payable contain various covenants and restrictions including the maintenance of specific financial ratios and amounts and payment of dividends.

Debt Covenants — The Company was in compliance with all covenants in the instruments governing its outstanding debt as of September 30, 2008. At September 30, 2009, the Company was in violation of financial covenants under equipment loans at its consolidated subsidiary TexSAn Heart Hospital. Accordingly, the total outstanding balance of $6.1 million for these loans has been included in the current portion of long-term debt and obligations under capital leases on the Company’s consolidated balance sheet. The covenant violations did not result in any other non-compliance related to the remaining covenants governing the Company’s outstanding debt; therefore the Company was in compliance with all other covenants.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Maturities — Presented below are the future maturities of long-term debt at September 30, 2009, inclusive of payments under the Amended Credit Facility, discussed above.

Debt
Fiscal Year	Maturity

2010	$19,491
2011	14,063
2012	52,500
2013	—
2014	—
Thereafter	35,308

$121,362

10.	Obligations Under Capital Leases

The Company currently leases several diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware, equipment and certain vehicles under capital leases expiring through fiscal year 2015. Some of these leases contain provisions for annual rental adjustments based on increases in the consumer price index, renewal options, and options to purchase during the lease terms. Amortization of the capitalized amounts is included in depreciation expense. Total assets under capital leases (net of accumulated depreciation of approximately $3.7 million and $4.6 million) at September 30, 2009 and 2008, respectively, are approximately $3.3 million and $3.7 million, respectively, and are included in property and equipment on the consolidated balance sheets. Lease payments during the years ended September 30, 2009, 2008, and 2007 were $1.4 million, $1.5 million and $1.8 million, respectively, and include interest of approximately $0.2 million, $0.2 million, and $0.2 million, respectively.

Future minimum lease payments at September 30, 2009 are as follows:

Minimum
Fiscal Year	Lease Payment

2010	$2,123
2011	2,036
2012	1,483
2013	933
2014	625
Thereafter	53

Total future minimum lease payments	7,253
Less amounts representing interest	(854)

Present value of net minimum lease payments	6,399
Less current portion	(1,752)

$4,647

11.	Liability Insurance Coverage

During June 2009 and 2008, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners Division, for each respective fiscal year.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of September 30, 2009 and September 30, 2008, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $4.9 million and $4.6 million, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.

In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $3.5 million and $3.2 million as of September 30, 2009 and September 30, 2008, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $175,000 per plan participant.

12.	Commitments and Contingencies

Operating Leases — The Company currently leases several cardiac diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware equipment, certain vehicles and land under noncancelable operating leases expiring through fiscal year 2017. Total rent expense under noncancelable rental commitments was approximately $2.4 million, $2.6 million and $2.3 million for the years ended September 30, 2009, 2008 and 2007, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

The approximate future minimum rental commitments under noncancelable operating leases as of September 30, 2009 are as follows:

Rental
Fiscal Year	Commitment

2010	$2,231
2011	1,936
2012	1,747
2013	1,722
2014	1,206
Thereafter	492

$9,334

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, CMS began using recovery audit contractors (“RAC”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. Fees to the RACs are paid on a contingency basis. The RAC program began as a demonstration project in 2005 in three states (New York, California and Florida) which was expanded into the three additional states of Arizona, Massachusetts and South Carolina in July 2007. No RAC audits, however, were initiated at the Company’s Arizona or California hospitals during the demonstration project. The program was made permanent by the Tax Relief and Health Care Act of 2006 enacted in December 2006. CMS announced in March 2008 the end of the demonstration project and the commencement of the permanent program by the expansion of the RAC program to additional states beginning in the summer and fall of 2008 and its plans to have RACs in place in all 50 states by 2010.

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

The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through September 30, 2009. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The U.S. Department of Justice (“DOJ”) conducted an investigation of a clinical trial conducted at one of our hospitals. The investigation concerned alleged improper federal healthcare program billings from 1998-2002 because certain endoluminal graft devices were implanted either without an approved investigational device exception or outside of the approved protocol. The DOJ reached a settlement under the False Claims Act with the medical practice whose physicians conducted the clinical trial. The hospital entered into an agreement with the DOJ under which it paid $5.8 million to the United States to settle, and obtain a release from any federal civil false claims related to DOJ’s investigation. The settlement and release cover both the hospital and the physician who conducted the clinical trial, and does not include any finding of wrong doing or any admission of liability. The Company recorded a $5.8 million reduction in net revenue for the year ended September 30, 2007, to establish a reserve for repayment of a portion of Medicare reimbursement related to hospital inpatient services provided to patients from 1998-2002. The $5.8 million settlement was paid to the United States in November 2007.

During fiscal years 2009 and 2008 the Company refunded certain reimbursements to CMS related to carotid artery stent procedures performed during prior fiscal years at two of the Company’s consolidated subsidiary hospitals. The DOJ initiated an investigation related to the Company’s return of these reimbursements. As a result of the DOJ’s investigation, the Company began negotiating a settlement agreement during the third quarter of fiscal

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 with the DOJ whereby the Company is expected to pay approximately $0.8 million to settle and obtain a release from any federal civil false claims liability related to the DOJ’s investigation. The DOJ allegations do not involve patient care, and relate solely to whether the procedures were properly reimbursable by Medicare. The settlement would not include any finding of wrong-doing or any admission of liability. As part of the settlement, the Company is also negotiating with the Department of Health and Human Services, Office of Inspector General (“OIG”), to obtain a release from any federal healthcare program permissive exclusion actions to be instituted by the OIG. As of September 30, 2009 the Company had accrued $0.8 million within other accrued liabilities on the consolidated balance sheet.

On January 8, 2009, the California Supreme Court ruled in Prospect Medical Group, Inc., et al. v. Northridget Emergency Medical Group, et al. (2009) 45 Cal. 4th 497, that under California’s Knox-Keene statute healthcare providers may not bill patients for covered emergency out patient services for which health plans or capitated payors are invoiced by the provider but fail to pay the provider. The California Supreme Court held that the only recourse for healthcare providers is to pursue the payors directly. The Prospect decision does not apply to amounts that the health plan or capitated payor is not obligated to pay under the terms of the insured’s policy or plan. Although the decision only considered emergency providers and referred to HMOs and capitated payors, future court decisions on how the so-called “balance billing” statute is interpreted does pose a risk to healthcare providers that perform emergency or other out-patient services in the state of California.

On or about October 6, 2009, a purported class action law suit was filed by an individual against the Bakersfield Heart Hospital. In the complaint the plaintiff alleges that under California law, and specifically under the Knox-Keene Healthcare Service Plan Act of 1975, and under the Health and Safety Code of California that California prohibits the practice of “balance billing” patients who are provided “emergency services” as defined under California law. A class has not been certified by the court in this case. We are unable to predict with certainty the outcome of this case or, if the plaintiff prevails whether the amount due to the Plaintiff could be material.

Commitments  — The Company’s consolidated subsidiary hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care and anesthesiology services, among other services. These guarantees extend for the duration of the underlying service agreements. As of September 30, 2009, the maximum potential future payments that the Company could be required to make under these guarantees was approximately $33.6 million through October 2012. At September 30, 2009 the Company had total liabilities of $15.3 million for the fair value of these guarantees, of which $7.6 million is in other accrued liabilities and $7.7 million is in other long term obligations. Additionally, the Company had assets of $15.3 million representing the future services to be provided by the physicians, of which $7.7 million is in prepaid expenses and other current assets and $7.6 million is in other assets.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended September 30,
	2009	2008	2007

Current tax expense
Federal	$3,080	$4,913	$16,544
State	1,245	2,854	3,206

Total current tax expense	4,325	7,767	19,750
Deferred tax expense (benefit)
Federal	(3,302)	2,365	(7,864)
State	177	(758)	(1,555)

Total deferred tax expense (benefit)	$(3,125)	$1,607	$(9,419)

Total income tax expense	$1,200	$9,374	$10,331

The components of net deferred taxes are as follows:

	Year Ended September 30,
	2009	2008

Deferred tax liabilities:
Property and equipment	$24,481	$20,227
Equity investments	2,151	1,844
Management contracts	—	1,225
Gain on sale of partnership units	2,461	2,461
Other	568	253

Total deferred tax liabilities	29,661	26,010

Deferred tax assets:
Net operating and economic loss carryforward	4,447	4,356
Basis difference in investment in subsidiaries	5,642	4,636
Allowances for doubtful accounts and other reserves	8,859	6,946
Accrued liabilities	3,736	2,924
Intangibles	2,293	100
Share based compensation expense	4,531	6,081
Management contracts	586	—
Other	585	547

Total deferred tax assets	30,679	25,590
Valuation allowance	(2,691)	(2,163)

Net deferred tax asset (liability)	$(1,673)	$(2,583)

As of September 30, 2009 and 2008, the Company had recorded a valuation allowance of $2.7 million and $2.2 million, respectively, primarily related to state net operating loss carryforwards. The valuation allowance increased by approximately $0.5 million during the year ended September 30, 2009 due to a current year loss incurred in certain states.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has state net operating loss carryforwards of approximately $108.7 million that began to expire in 2009.

The differences between the U.S. federal statutory tax rate and the effective rate are as follows.

	Year Ended September 30,
	2009	2008	2007

Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal effect	1.7%	4.3%	7.9%
Share-based compensation expense	—	1.7%	2.0%
Penalties	0.4%	—	1.3%
Goodwill	35.0%	—	—
Other non-deductible expenses and adjustment	—	2.1%	(1.4)%

Effective income tax rate	2.1%	43.1%	44.8%

In June 2006, the FASB issued a new accounting standard that established a single model to address the accounting for uncertain tax positions. The new accounting standard clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The new accounting standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the new accounting standard effective October 1, 2007. As a result of the implementation, the Company recognized a $0.3 million net increase to the reserves for uncertain tax positions. This increase was accounted for as a cumulative effect adjustment and recognized as a reduction in beginning retained earnings in the consolidated balance sheet. Including the cumulative effect adjustment, the Company had approximately $2.4 million of unrecognized tax benefits as of October 1, 2007 and $0.5 million and $1.2 million as of September 30, 2009 and 2008, respectively, recorded in other accrued liabilities on the consolidated balance sheets. Of the balance at September 30, 2009 and 2008, $0.3 million and $0.5 million, respectively, represented the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company includes interest related to tax issues as part of interest expense in the consolidated financial statements. The Company records applicable penalties, if any, related to tax issues within the income tax provision. The Company had $0.2 million and $0.4 million accrued for interest as of September 30, 2009 and 2008, respectively. The interest impact for the unrecognized tax liabilities was $(0.2) million to the consolidated financial results for fiscal 2009. There were no penalties recorded for the unrecognized tax benefits.

Following is a reconciliation of the Company’s unrecognized tax benefits:

	Year Ended September 30,
	2009	2008

Beginning Balance	$1,234	$2,424
Additions based on tax positions of prior years	—	640
Settlements	(514)	—
Reductions for positions of prior years	(201)	(1,830)

Ending Balance	$519	$1,234

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the utilization of all federal net operating losses in the past three years, the Company may be subject to examination by the Internal Revenue Service (“IRS”) back to September 30, 2000. In addition, the Company files income tax returns in multiple states and local jurisdictions. Generally, the Company is subject to state and local audits going back to years ended September 30, 2006; however, due to existing net operating loss carryforwards, the IRS can audit back to September 30, 1998 and September 30, 1999 in a few significant states.

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

The calculation of diluted earnings (loss) per share considers the potential dilutive effect of options to purchase 1,027,387, 1,776,837, and 1,727,112 shares of common stock at prices ranging from $9.95 to $33.05, which were outstanding at September 30, 2009, 2008 and 2007, respectively, as well as 552,827 and 123,982 shares of restricted stock which were outstanding at September 30, 2009 and 2008, respectively. Of the outstanding stock options and restricted stock, 1,580,214, 947,000, and 135,000 have not been included in the calculation of diluted earnings (loss) per share at September 30, 2009, 2008 and 2007, respectively, because the options and restricted stock were anti-dilutive.

15.	Stock Compensation Plans

On July 28, 1998, the Company’s board of directors adopted a stock option plan (the “1998 Stock Option Plan”) under which it may grant incentive stock options and nonqualified stock options to officers and other key employees. Under the 1998 Stock Option Plan, the board of directors may grant option awards and determine the option exercise period, the option exercise price, and other such conditions and restrictions on the grant or exercise of the option as it deems appropriate. The 1998 Stock Option Plan provides that the option exercise price may not be less than the fair value of the common stock as of the date of grant and that the options may not be exercised more than ten years after the date of grant. Options that have been granted during the years ended September 30, 2009, 2008 and 2007 were granted at an option exercise price equal to or greater than fair market value of the underlying stock at the date of the grant and become exercisable on grading and fixed vesting schedules ranging from 4 to 8 years subject to certain performance acceleration features. As further discussed in Note 2, effective September 30, 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees, subject to a Restriction Agreement. No options may be granted under the 1998 Stock Option Plan after July 31, 2008. At September 30, 2009, 513,387 options were outstanding under the 1998 Option Plan.

On July 23, 2000, the Company adopted an outside director’s stock option plan (the “Director’s Plan”) under which nonqualified stock options may be granted to non-employee directors. Under the Director’s Plan, grants of 2,000 options were granted to each new director upon becoming a member of the board of directors and grants of 2,000 options were made to each continuing director on October 1, 1999 (the first day of the fiscal year ended September 30, 2000). Effective September 15, 2000, the Director’s Plan was amended to increase the number of options granted for future awards from 2,000 to 3,500. Further, effective September 30, 2007, the Director’s Plan was amended to increase the number of options granted for future awards from 3,500 to 8,000. All options granted under the Director’s Plan through September 30, 2009 have been granted at an exercise price equal to or greater than the fair market value of the underlying stock at the date of the grant. Options are exercisable immediately upon the date of grant and expire ten years from the date of grant. Effective March 5, 2008, the Director’s Plan was amended to increase the maximum number of common stock shares which can be issued under the Director’s Plan by 300,000. The maximum number of shares of common stock which can be issued through awards granted under the Director’s Plan was 550,000, of which 145,500 were outstanding as of September 30, 2009.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective October 1, 2005, the Company adopted the MedCath Corporation 2006 Stock Option and Award Plan (the “Stock Plan”), which provides for the issuance of stock options, restricted stock and restricted stock units to employees of the Company. The Stock Plan is administered by the compensation committee of the board of directors, who has the authority to select the employees eligible to receive awards. This committee also has the authority under the Stock Plan to determine the types of awards, select the terms and conditions attached to all awards, and, subject to the limitation on individual awards in the Stock Plan, determine the number of shares to be awarded. At September 30, 2009, the maximum number of shares of common stock which can be issued through awards granted under the Stock Plan was 1,750,000 of which 1,022,827 were outstanding as of September 30, 2009.

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

The Company recognized share-based compensation expense for the fiscal years ended September 30, 2009, 2008 and 2007 of $2.4 million, $5.0 million and $4.3 million, respectively. The associated tax benefits related to the compensation expense recognized for fiscal 2009, 2008 and 2007 was $1.0 million, $2.0 million and $1.9 million, respectively. The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2009, 2008 and 2007 was $9.75, $10.53 and $12.80, respectively. The total intrinsic value of options exercised during fiscal 2009 was immaterial. The total intrinsic value of options exercised during fiscal 2008 and fiscal 2007 were $1.4 million and $5.5 million, respectively. The total intrinsic value of options outstanding at September 30, 2009 was $(13.9) million.

Stock Options

Stock option activity for the Company’s stock compensation plans during the years ended September 30, 2009, 2008 and 2007 was as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price

Outstanding options, September 30, 2006	2,070,472	$18.80
Granted	243,000	29.22
Exercised	(411,146)	14.03
Cancelled	(175,214)	22.95

Outstanding options, September 30, 2007	1,727,112	$19.11
Granted	480,000	24.51
Exercised	(269,996)	15.99
Cancelled	(160,279)	26.93

Outstanding options, September 30, 2008	1,776,837	$22.15
Granted	82,000	17.46
Exercised	(7,000)	10.95
Cancelled	(824,450)	21.65

Outstanding options, September 30, 2009	1,027,387	$22.25

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information for options outstanding and exercisable at September 30, 2009:

Options Outstanding and Exercisable
	Number of
	Options	Weighted-	Weighted-
	Outstanding	Average	Average
Range of	and	Remaining	Exercise
Prices	Exercisable	Life (years)	Price

9.95 - 15.80	108,137	5.38	$13.67
16.10 - 18.26	32,500	4.43	16.86
19.00 - 20.07	56,500	3.65	19.24
21.01 - 21.49	510,000	6.44	21.48
21.66 - 23.65	40,500	4.96	22.30
23.79 - 27.71	164,750	6.77	26.53
27.80 - 29.68	50,000	7.42	29.15
30.35 - 33.05	65,000	7.54	31.72

$ 9.95 - 33.05	1,027,387	6.22	$22.25

Restricted Stock Awards

During the year ended September 30, 2006, the Company granted to employees 270,836 shares of restricted stock units, which vest at various dates through March 2009. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. Unamortized compensation expense related to restricted stock units amounted to $0.3 million and $1.8 million at September 30, 2008 and 2007, respectively.

During fiscal 2009, the Company granted to employees 599,645 shares of restricted stock. Restricted stock granted to employees, excluding executives of the Company, vest in equal annual installments over a three year period. Executives of the Company, defined by the Company as vice president or higher, received two restricted stock equal grants. The first grant of restricted stock vests in equal annual installments over a three year period, the second grant of restricted stock vests over a three year period based on established performance conditions. During fiscal 2009, the Company granted 101,500 shares of restricted stock units to directors, which were fully vested at the date of grant and are paid in shares of common stock upon each applicable director’s termination of service on the board. Compensation expense, derived from the market price of the Company’s stock at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. At September 30, 2009 the Company had $3.2 million of unrecognized compensation expense associated with restricted stock awards.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for the Company’s restricted stock issued under the Stock Plan during the years ended September 30, 2009, 2008 and 2007 was as follows:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Price

Outstanding restricted stock units, September 30, 2006	216,835	$19.80
Cancelled	(22,853)	20.50

Outstanding restricted stock units, September 30, 2007	193,982	$19.72
Vested	(21,448)	20.50
Cancelled	(48,552)	20.50

Outstanding restricted stock units, September 30, 2008	123,982	$19.28
Granted	701,145	9.00
Vested	(52,106)	20.50
Cancelled	(118,694)	11.19

Outstanding restricted stock units, September 30, 2009	654,327	$9.64

16.	Employee Benefit Plan

The Company has a defined contribution retirement savings plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan allows employees to contribute from 1% to 50% of their annual compensation on a pre-tax basis. The Company, at its discretion, may make an annual contribution of up to 40% of an employee’s pretax contribution, up to a maximum of 6% of compensation. This annual contribution percentage was increased to 40% for the year ended September 30, 2008 from 30% for the year ended September 30, 2007. The Company’s contributions to the 401(k) Plan for the years ended September 30, 2009, 2008 and 2007 were approximately $2.4 million, $2.3 million and $1.7 million, respectively.

17.	Related Party Transactions

During the year ended September 30, 2007 the Company incurred $0.1 million in insurance and related risk management fees to its principal stockholders and their affiliates. No amounts were incurred in insurance and related risk management fees to its principal stockholders and their affiliates during the years ended September 30, 2009 and 2008. No consulting fees were paid to any directors during the years ended September 30, 2009, 2008 and 2007.

As compensation for the Company’s guarantee of certain unconsolidated affiliate hospitals long term debt, the Company receives a debt guarantee fee; see Note 9 for further discussion. Debt guarantee fees recorded in net revenues in the consolidated statement of operations were $0.4 million, $0.4 million and $0.5 million for the years ended September 30, 2009, 2008 and 2007, respectively. Additionally the Company receives a management fee from unconsolidated affiliates. Management fees recorded within net revenues in the consolidated statement of operations were $5.6 million, $6.0 million, and $3.6 million for the years ended September 30, 2009, 2008 and 2007, respectively. At September 30, 2009 and 2008 the Company had $1.6 million and $2.1 million of outstanding fees recorded of which $1.0 million and $0.8 million was recorded within accounts receivable, net and $0.5 million and $1.3 million within prepaid expenses and other current assets, respectively, in the consolidated balance sheets primarily related to management, insurance and legal fees charged to unconsolidated affiliates, see Note 8 for further discussion regarding unconsolidated affiliates of the Company.

One of the Company’s consolidated hospitals leases certain office space to a physician group, which is a partner in the aforementioned hospital, under a noncancelable operating lease. Total rental income recorded under this lease was $501,000, $475,000 and $475,000 during the years ended September 30, 2009, 2008 and 2007,

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and is included in net revenue. The lease terminates during October 2009, with future minimum payments of $42,000 to be received during the year ended September 30, 2010.

18.	Summary of Quarterly Financial Data (Unaudited)

Summarized quarterly financial results were as follows:

	Year Ended September 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (*)

Net revenue	$150,245	$155,682	$148,149	$147,966
Operating expenses	143,252	144,949	146,765	210,760
Income (loss) from operations	6,993	10,733	1,384	(62,794)
(Loss) Income from continuing operations	(1,914)	5,090	306	(61,900)
Income from discontinued operations	4,160	492	190	3,294
Net income (loss)	$2,246	$5,582	$496	$(58,606)
Earnings (loss) per share, basic
Continuing operations	$(0.11)	$0.26	$0.02	$(3.14)
Discontinued operations	0.22	0.02	0.01	0.17

Earnings (loss) per share, basic	$0.11	$0.28	$0.03	$(2.97)

Earnings (loss) per share, diluted
Continuing operations	$(0.11)	$0.26	$0.02	$(3.14)
Discontinued operations	0.22	0.02	0.01	0.17

Earnings (loss) per share, diluted	$0.11	$0.28	$0.03	$(2.97)

Weighted average number of shares, basic	19,599	19,664	19,733	19,740
Dilutive effect of stock options and restricted stock	—	26	—	—

Weighted average number of shares, diluted	19,599	19,690	19,733	19,740

(*)	The fourth quarter of fiscal 2009 includes the $60.2 million impairment of goodwill as discussed in Note 4.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$143,728	$151,022	$151,350	$145,511
Operating expenses	135,233	137,774	138,782	141,149
Income from operations	8,495	13,248	12,568	4,362
Income from continuing operations	2,071	5,270	4,877	155
Income from discontinued operations	993	415	6,895	314
Net income	$3,064	$5,685	$11,772	$469
Earnings per share, basic
Continuing operations	$0.09	$0.27	$0.25	$0.01
Discontinued operations	$0.05	$0.02	0.35	0.01

Earnings per share, basic	$0.14	$0.29	$0.60	$0.02

Earnings per share, diluted
Continuing operations	$0.09	$0.26	$0.25	$0.01
Discontinued operations	$0.04	$0.03	0.35	0.01

Earnings per share, diluted	$0.13	$0.29	$0.60	$0.02

Weighted average number of shares, basic	21,028	19,841	19,524	19,590
Dilutive effect of stock options and restricted stock	263	121	107	65

Weighted average number of shares, diluted	21,291	19,962	19,631	19,655

19.	Reportable Segment Information

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information concerning the Company’s operations by each of the reportable segments as of and for the years ended September 30 are as follows:

	Year Ended September 30,
	2009	2008	2007

Net revenue:
Hospital Division	$582,679	$568,625	$610,008
MedCath Partners Division	18,946	20,585	24,260
Corporate and other	417	2,401	2,258

Consolidated totals	$602,042	$591,611	$636,526

(Loss) income from operations:
Hospital Division (*)	$(33,357)	$68,726	$64,132
MedCath Partners Division	(1,545)	(148)	1,125
Corporate and other	(8,782)	(29,905)	(13,278)

Consolidated totals	$(43,684)	$38,673	$51,979

Depreciation and amortization:
Hospital Division	$27,456	$25,232	$25,703
MedCath Partners Division	4,769	4,120	4,914
Corporate and other	651	773	487

Consolidated totals	$32,876	$30,125	$31,104

Interest expense (income) including intercompany, net:
Hospital Division	$17,175	$19,955	$29,408
MedCath Partners Division	5	(5)	47
Corporate and other	(10,599)	(7,589)	(14,898)

Consolidated totals	$6,581	$12,361	$14,557

Equity in net earnings of unconsolidated affiliates:
Hospital Division	$5,045	$5,502	$5,200
MedCath Partners Division	3,785	2,157	337
Corporate and other	227	232	202

Consolidated totals	$9,057	$7,891	$5,739

Capital expenditures:
Hospital Division	$89,157	$78,862	$31,340
MedCath Partners Division	—	1,890	838
Corporate and other	4,755	3,891	4,182

Consolidated totals	$93,912	$84,643	$36,360

(*)	The Hospital Division (loss) income from operations for fiscal 2009 includes the $60.2 million impairment of goodwill as discussed in Note 4.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2009	2008

Aggregate identifiable assets:
Hospital Division	$517,849	$546,665
MedCath Partners Division	27,205	38,719
Corporate and other	45,394	68,072

Consolidated totals	$590,448	$653,456

Investments in affiliates:
Hospital Division	$2,834	$4,219
MedCath Partners Division	11,075	11,147
Corporate and other	146	(81)

Consolidated totals	$14,055	$15,285

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

20.	Treasury Stock

During fiscal 2007, the board of directors approved a stock repurchase program of up to $59.0 million. During fiscal 2008 1,885,461 million shares of common stock, with a total cost of $44.4 million, were repurchased by the Company under this program. There were no repurchases of common stock during fiscal 2009.

21.	Supplemental Cash Flow Disclosures

Supplemental disclosures of cash flow information for the years ended September 30, 2009, 2008 and 2007 are presented below.

	Year Ended September 30,
	2009	2008	2007

Supplemental disclosure of cash flow information:
Interest paid	$10,537	$14,725	$23,065
Income taxes paid	$6,212	$26,777	$10,927
Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$4,489	$1,582	$1,645
Accrued capital expenditures	$7,960	$15,185	$—
Subsidiary stock issued in exchange for services at fair market value	$—	$—	$240

INDEPENDENT AUDITORS’ REPORT

To Heart Hospital of South Dakota, LLC:

We have audited the accompanying balance sheets of Heart Hospital of South Dakota, LLC (the “Company”) as of September 30, 2009 and 2008, and the related statements of income, members’ capital, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Charlotte, North Carolina

December 14, 2009

HEART HOSPITAL OF SOUTH DAKOTA, LLC

BALANCE SHEETS
(In thousands)

	September 30,
	2009	2008

Current assets:
Cash	$14,202	$16,542
Accounts receivable, net	5,918	7,081
Medical supplies	1,211	1,202
Prepaid expenses and other current assets	1,429	1,323

Total current assets	22,760	26,148
Property and equipment, net	33,769	33,360
Other assets	901	1,426

Total assets	$57,430	$60,934

Current liabilities:
Accounts payable	$1,910	$2,946
Accrued compensation and benefits	2,543	2,871
Accrued property taxes	690	697
Other accrued liabilities	1,153	1,162
Current portion of long-term debt	2,064	1,739

Total current liabilities	8,360	9,415
Long-term debt	19,390	19,967
Other long-term obligations	2,250	1,888

Total liabilities	30,000	31,270
Members’ capital	27,430	29,664

Total liabilities and members’ capital	$57,430	$60,934

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF INCOME
(In thousands)

	Year Ended September 30,
	2009	2008	2007

Net revenue	$66,962	$67,041	$66,342
Operating expenses:
Personnel expense	21,707	22,308	21,246
Medical supplies expense	15,047	14,627	15,917
Bad debt expense	2,457	1,036	1,721
Other operating expenses	9,721	9,365	9,979
Depreciation	2,615	2,139	1,915
Loss on disposal of property, equipment and other assets	10	140	33

Total operating expenses	51,557	49,615	50,811

Income from operations	15,405	17,426	15,531
Other income (expenses):
Interest expense	(1,322)	(1,441)	(1,711)
Interest and other income, net	159	453	617

Total other expenses, net	(1,163)	(988)	(1,094)

Net income	$14,242	$16,438	$14,437

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF MEMBERS’ CAPITAL
(In thousands)

				Accumulated Other
	Sioux Falls			Comprehensive Income (Loss)
	Hospital	North Central		Sioux Falls	North Central
	Management,	Heart Institute	Avera	Hospital	Heart Institute	Avera
	Inc.	Holdings, PLLC	McKennan	Management, Inc.	Holdings, PLLC	McKennan	Total

Balance, September 30, 2006	$7,436	$7,436	$7,436	$(74)	$(74)	$(74)	$22,086
Distributions to members	(3,299)	(3,299)	(3,298)	—	—	—	(9,896)
Comprehensive income:
Net income	4,813	4,812	4,812	—	—	—	14,437
Change in fair value of interest rate swap	—	—	—	(20)	(20)	(20)	(60)

Total comprehensive income							14,377

Balance, September 30, 2007	$8,950	$8,949	$8,950	$(94)	$(94)	$(94)	$26,567
Distributions to members	(4,254)	(4,253)	(4,253)	—	—	—	(12,760)
Comprehensive income:
Net income	5,480	5,479	5,479	—	—	—	16,438
Change in fair value of interest rate swap	—	—	—	(194)	(194)	(193)	(581)

Total comprehensive income							15,857

Balance, September 30, 2008	$10,176	$10,175	$10,176	$(288)	$(288)	$(287)	$29,664
Distributions to members	(5,189)	(5,189)	(5,189)	—	—	—	(15,567)
Comprehensive income:
Net income	4,747	4,748	4,747	—	—	—	14,242
Change in fair value of interest rate swap	—	—	—	(303)	(303)	(303)	(909)

Total comprehensive income							13,333

Balance, September 30, 2009	$9,734	$9,734	$9,734	$(591)	$(591)	$(590)	$27,430

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2009	2008	2007

Net income	$14,242	$16,438	$14,437
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	2,457	1,036	1,721
Depreciation	2,615	2,139	1,915
Amortization of loan acquisition costs	39	39	38
Loss on disposal of property, equipment and other assets	10	140	33
Change in assets and liabilities that relate to operations:
Accounts receivable	(1,294)	(909)	(1,706)
Medical supplies	(9)	(90)	218
Prepaid expenses and other assets	856	(87)	(71)
Accounts payable and accrued liabilities	(1,830)	117	1,055
Due to affiliates	—	—	40

Net cash provided by operating activities	17,086	18,823	17,680
Investing activities:
Purchases of property and equipment	(3,613)	(2,112)	(1,240)
Proceeds from sale of property and equipment	6	18	(7)

Net cash used in investing activities	(3,607)	(2,094)	(1,247)
Financing activities:
Proceeds from issuance of long-term debt	1,780	—	347
Repayments of long-term debt	(2,032)	(1,586)	(3,057)
Distributions to members	(15,567)	(12,760)	(9,896)

Net cash used in financing activities	(15,819)	(14,346)	(12,606)

Net change in cash	(2,340)	2,383	3,827
Cash:
Beginning of year	16,542	14,159	10,332

End of year	$14,202	$16,542	$14,159

Supplemental cash flow disclosures:
Interest paid	$1,322	$1,441	$1,677

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS
(All tables in thousands)

1.	Organization

Heart Hospital of South Dakota, LLC, doing business as Avera Heart Hospital of South Dakota, (the “Company”) is a North Carolina limited liability company that was formed on June 18, 1999 to develop, own, and operate an acute-care hospital located in South Dakota, specializing in all aspects of cardiology and cardiovascular surgery. The hospital commenced operations on March 20, 2001. At September 30, 2009 and 2008, Sioux Falls Hospital Management, Inc., North Central Heart Institute Holdings, PLLC, and Avera McKennan each held a 33 1/3% interest in the Company.

Sioux Falls Hospital Management, Inc., an indirectly wholly owned subsidiary of MedCath Corporation (“MedCath”), acts as the managing member in accordance with the Company’s operating agreement. The Company will cease to exist on December 31, 2060, unless the members elect earlier dissolution. The termination date may be extended for up to an additional 40 years in five-year increments at the election of the Company’s board of directors.

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

Fair Value of Financial Instruments — The Company considers the carrying amounts of significant classes of financial instruments on the balance sheets to be reasonable estimates of fair value at September 30, 2009 and 2008.

Cash — Cash consists of currency on hand and demand deposits with financial institutions.

Concentrations of Credit Risk — The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third-party payors, including Medicare, Medicaid, and commercial insurance carriers. The following table summarizes the percentage of net accounts receivable from all payors at September 30:

	2009	2008

Medicare and Medicaid	42%	38%
Commercial and Other	51%	47%
Self-pay	7%	15%

	100%	100%

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

Medical Supplies — Medical supplies consist primarily of supplies necessary for diagnostics, catheterization and surgical procedures and general patient care and are stated at the lower of first-in, first-out cost or market.

Property and Equipment — Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 25 years for land improvements, and from 3 to 10 years for equipment and software. Repairs and maintenance costs are charged to operating expense while betterments are capitalized as additions to the related

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

assets. Retirements, sales and disposals of assets are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in income from operations.

Long-Lived Assets — Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition are less than their carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. No impairment charges of long-lived assets were necessary for the years ended September 30, 2009 and 2008.

Other Assets — Other assets primarily consist of loan acquisition costs, which are costs associated with obtaining long-term financing (“Loan Costs”). Loan Costs, net of accumulated amortization, were $0.2 million and $0.3 million as of September 30, 2009 and 2008, respectively. The Loan Costs are being amortized using the straight-line method, which approximates the effective interest method, as a component of interest expense over the life of the related debt. Amortization expense recognized for Loan Costs totaled $39,000 for the years ended September 30, 2009 and 2008 and $38,000 for the year ended September 30, 2007.

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

A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 51%, 53% and 53%, respectively, of the Company’s net revenue during the years ended September 30, 2009, 2008 and 2007. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

system. Under this system, a hospital is paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a Medicare severity diagnosis-related group (“MS-DRG”). Based upon the patient’s condition and treatment during the relevant inpatient stay, each MS-DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The MS-DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. MS-DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, MS-DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.

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

Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2009, 2008 and 2007, the Company incurred $0.5 million, $0.3 million and $0.6 million, respectively, of advertising expenses.

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

Subsequent Events — In connection with preparation of the financial statements for the year ended September 30, 2009, the Company has evaluated subsequent events for potential recognition and disclosures through December 14, 2009, the date these financial statements were issued.

New Accounting Pronouncements — Effective during the year ended September 30, 2009 the Partnership adopted the provisions of the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”). The ASC has become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The ASC did not change or alter existing GAAP. The adoption of the ASC had no impact on the Partnership’s financial statements.

Effective during the year ended September 30, 2009 the Partnership adopted a new accounting standard issued by the FASB that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the new

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

accounting standard sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. See Subsequent Events above.

Market Risk — The Company’s policy for managing risk related to its exposure to variability in interest rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The Company recognizes derivatives and measures those instruments at fair value .

3.	Accounts Receivable

Accounts receivable, net, at September 30 is as follows:

	2009	2008

Receivables, principally from patients and third-party payors	$7,213	$7,720
Other receivables	86	125

	7,299	7,845
Allowance for doubtful accounts	(1,381)	(764)

Accounts receivable, net	$5,918	$7,081

Activity for the allowance for doubtful accounts for the years ended September 30 is as follows:

	2009	2008

Balance, beginning of year	$764	$1,182
Bad debt expense	2,457	1,036
Write-offs, net of recoveries	(1,840)	(1,454)

Balance, end of year	$1,381	$764

4.	Property and Equipment

Property and equipment, net, at September 30 is as follows:

	2009	2008

Land and improvements	$1,384	$1,327
Buildings and improvements	32,161	31,642
Equipment and software	23,007	21,541
Construction in progress	—	20

	56,552	54,530
Less accumulated depreciation	(22,783)	(21,170)

	$33,769	$33,360

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt

Long-term debt at September 30 is as follows:

	2009	2008

Bank mortgage loan	$19,200	$20,706
Equipment loans	2,254	1,000

	21,454	21,706
Less current portion	(2,064)	(1,739)

	$19,390	$19,967

Bank Mortgage Loan — The Company’s bank mortgage loan used to finance its building and land, was refinanced during February 2006 to extend its maturity date through December 2015 with an interest rate of the LIBOR rate plus an applicable margin of 1.25%. At September 30, 2009 and 2008, the interest rate on this loan was 1.56% and 3.74%, respectively.

During the year ended September 30, 2006 the Company entered into an interest rate swap (the “Swap”), to fix the LIBOR at 5.21% for approximately 80% of the bank mortgage loan’s outstanding balance. The Company accounts for the Swap as a cash flow hedge. At both September 30, 2009 and 2008, the Company’s effective interest rate on the notional amount of the Swap is 5.76% and 6.46%, respectively. During fiscal 2009 and 2008, the Company recognized interest expense based upon the fixed interest rate provided under the Swap, while the change in the fair value of the Swap is recorded as other comprehensive income (loss) and as an adjustment to the derivative liability in the balance sheets. The derivative liability was $1,772,000 and $863,000 at September 30, 2009 and 2008, respectively, and is included in other long-term obligations on the balance sheets. Future changes in the fair value of the Swap will be recorded based upon the variability in the market interest rates until maturity in December 2015.

The bank mortgage loan agreement contains certain restrictive covenants, which require the maintenance of specific financial ratios and amounts. The Company was in compliance with these restrictive covenants at September 30, 2009.

Notes Payable to Equipment Lenders — The Company has acquired equipment under equipment loans collateralized by the related equipment, which had a net book value of approximately $2.2 million and $2.0 million at September 30, 2009 and 2008, respectively. During January and October 2008, the Company entered into an additional $0.8 million note and $1.8 million note, respectively, collateralized by the related equipment. Amounts borrowed under these notes are payable in monthly installments of principal and interest over five-year and eight-year terms. The notes have annual fixed rates of interest ranging from 5.0% to 6.4%.

The Company also had a $2.5 million working capital line of credit that was provided by the real estate lender, and was subject to the interest rate, covenants, guarantee and collateral of the real estate loan which was scheduled to expire in June 2006 but during fiscal 2006 was extended to December 2008. During fiscal 2009 it was extended again to December 2010. No amounts were outstanding under this line of credit at September 30, 2009 or 2008.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future maturities of long-term debt, as of September 30, 2009, are as follows:

Fiscal Year:
2010	$2,064
2011	2,095
2012	2,127
2013	1,957
2014	1,540
Thereafter	11,671

$21,454

6.	Commitments and Contingencies

Operating Leases — Total rent expense under operating leases was $43,000 during the year ended September 30, 2008 and is included in other operating expenses. There was no rent expense for noncancelable operating leases during the year ended September 30, 2009.

The Company leased certain medical equipment under noncancelable operating leases. The leases commenced during September 2009, with payment beginning in fiscal 2010. The future minimum payments to be received under these noncancelable operating leases as of September 30, 2009, are as follows:

Fiscal year:
2010	$20
2011	22
2012	22
2013	2

Total	$66

Commitments — The Company provides guarantees to certain non-investor physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $2.7 million through March 2011 as of September 30, 2009. At September 30, 2009 the Company has recorded a liability of $1.4 million for the fair value of these guarantees, of which $0.9 million is in other accrued liabilities and $0.5 million is in other long-term obligations. Additionally, the Company has recorded an asset of $1.4 million representing the future services to be provided by the physicians, of which $0.9 million is in prepaid expenses and other current assets and $0.5 million is in other assets.

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

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

litigation, individually or in the aggregate, will have a materially adverse effect on the Company’s financial position or results of operations.

7.	Related-Party Transactions

MedCath provides working capital to the Company under a revolving credit note with a maximum borrowing limit of $12.0 million. The loan is collateralized by the Company’s accounts receivable from patient services. There are no amounts outstanding under the working capital loan as of September 30, 2009 and 2008. No interest was paid in fiscal 2009, 2008 or 2007 because the working capital loan was paid off monthly.

At September 30, 2008 MedCath and Avera McKennan each guaranteed 30% of $22,000 of the Company’s outstanding equipment debt During July 2009 the guaranteed equipment note was paid in full, and as of September 30, 2009 MedCath and Avera McKennan no longer guarantee any equipment debt. The total amounts of such debt guarantee fees are immaterial for the years ended September 30, 2009 and 2008. No amounts are due as of September 30, 2009 and 2008.

MedCath allocated corporate expenses to the Company for costs in the following categories, which are included in operating expenses in the statements of income, during the years ended September 30:

	2009	2008	2007

Management fees	$1,330	$1,349	$1,296
Hospital employee group insurance	4,674	4,621	4,130
Other	104	81	28

	$6,108	$6,051	$5,454

The other category above consists primarily of support services provided by MedCath and consolidated purchased services paid for by MedCath for which it receives reimbursement at cost in lieu of the Company’s incurring these services directly. Support services include but are not limited to training, treasury, and development. Consolidated purchased services include, but are not limited to insurance coverage, professional services, software maintenance and licenses purchased by MedCath under its consolidated purchasing programs and agreements with third-party vendors for the direct benefit of the Company. At September 30, 2009 and 2008, $30,000 was outstanding for these corporate allocated expenses and are included in other accrued liabilities.

The Company pays Avera McKennan and North Central Heart Institute Holdings, PLLC for various services, including labor, supplies and equipment purchases. The amounts paid during the years ended September 30, were as follows:

	2009	2008	2007

Avera McKennan	$1,023	$999	$1,018
North Central Heart Institute Holdings	391	546	779

Total	$1,414	$1,545	$1,797

8.	Employee Benefit Plan

The Company participates in MedCath’s defined contribution retirement savings plan (the 401(k) Plan), which covers all employees. The 401(k) Plan allows eligible employees to contribute from 1% to 50% of their annual compensation on a pretax basis. The Company, at its discretion, may make an annual contribution of up to 40% of an employee’s pretax contribution, up to a maximum of 6% of compensation. This annual contribution percentage was increased to 40% for fiscal 2008 from 30% for fiscal 2007. The Company’s contributions to the 401(k) Plan were $0.3 million during the years ended September 30, 2009 and 2008 and $0.2 million for the year ended September 30, 2007.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s internal control over financial reporting was effective as of September 30, 2009 based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina

We have audited the internal control over financial reporting of MedCath Corporation and subsidiaries (the “Company”) as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and our report dated December 14, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 14, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to directors is incorporated by reference to information provided under the headings “Election of Directors,” “Corporate Governance,” “Other Matters-Section 16(a) Beneficial Ownership Compliance”, “Accounting and Audit Matters-Audit Committee Financial Expert”, “Executive Compensation and Other Information”, and elsewhere in the Company’s proxy statement to be filed with the Commission on or before January 28, 2010 in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on March 3, 2010 (the “2010 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to information provided under the headings “Executive Compensation and Other Information” and “Corporate Governance-Compensation of Directors” and elsewhere in the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Information-Equity Compensation Plan Information” and elsewhere in the 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to information provided under the heading “Certain Transactions” and elsewhere in the 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to information provided under the heading “Accounting and Audit Matters” and elsewhere in the 2010 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) The financial statements as listed in the Index under Part II, Item 8, are filed as part of this report.

(2) Financial Statement Schedules.  All schedules have been omitted because they are not required, are not applicable or the information is included in the selected consolidated financial data or notes to consolidated financial statements appearing elsewhere in this report.

(3) The following list of exhibits includes both exhibits submitted with this report and those incorporated by reference to other filings:

Exhibit
No.		Description

3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation(1)
3.2	—	Bylaws of MedCath Corporation(1)
4.1	—	Specimen common stock certificate(1)
4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)
4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)

Exhibit
No.		Description

4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P. And the several stockholders parties thereto (the Registration Rights Agreement)(1)
4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)
4.6	—	Amended and Restated Credit Agreement, dated as of November 10, 2008, among MedCath Corporation, as a parent guarantor, MedCath Holdings Corp., as the borrower, certain of the subsidiaries of MedCath Corporation party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time.(15)
4.7	—	Collateral Agreement, dated as of July 7, 2004, by and among MedCath Corporation, MedCath Holdings Corp., the Subsidiary Guarantors, as identified on the signature pages thereto and any Additional Grantor (as defined therein) who may become party to the Collateral Agreement, in favor of Bank of America, N.A., as administrative agent for the ratable benefit of the banks and other financial institutions from time to time parties to the Credit Agreement, dated as of July 7, 2004, by and among the MedCath Corporation, MedCath Holdings Corp. and the lenders party thereto(8)
10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(6)
10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(6)
10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(6)
10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)
10.5	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(6)
10.6	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(6)
10.7	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)
10.8	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(6)
10.9	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(6)
10.10	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(6)
10.11	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)
10.12	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)
10.13	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)
10.14	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(6)
10.15	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(6)
10.16	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the Dayton Operating Agreement)(7)(6)
10.17	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(6)
10.18	—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(6)
10.19	—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)
10.20	—	Termination and Release dated October 1, 2000 by and among Heart Hospital of DTO, LLC, DTO Management, Inc., Franciscan Health Systems of the Ohio Valley, Inc. and ProWellness Health Management Systems, Inc(1)(6)
10.21	—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(6)

Exhibit
No.		Description

10.22	—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(6)
10.23	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(6)
10.24	—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(6)
10.25	—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.26	—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(6)
10.27	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(6)
10.28	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)
10.29	—	Outside Directors’ Stock Option Plan(1)
10.30	—	Amended and Restated Directors Option Plan(4)
10.31	—	Form of Heart Hospital Management Services Agreement(1)
10.32	—	Employment Agreement dated June 23, 2008 by and between MedCath Corporation and Jeffrey L. Hinton(16)
10.33	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Joan McCanless(9)
10.34	—	Sample Agreement to Accelerate Vesting of Stock Options and Restrict Sale of Related Stock Effective September 30, 2005(9)
10.35	—	Guaranty made as of December 28, 2005 by MedCath Corporation and Harlingen Medical Center Limited Partnership in favor of HCPI Mortgage Corp.(10)
10.36	—	Employment agreement dated February 21, 2006, by and between MedCath Corporation and O. Edwin French(11)
10.37	—	MedCath Corporation 2006 Stock Option and Award Plan effective March 1, 2006(14)
10.38	—	Consulting agreement effective August 4, 2006 by and between MedCath Incorporated and SSB Solutions(12)
10.39	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Joan McCanless dated September 1, 2006(14)
10.40	—	First Amendment to the February 21, 2006 Employment Agreement by and between MedCath Corporation and O. Edwin French dated September 1, 2006(14)
10.41	—	LLC Interest Purchase Agreement, dated as of August 14, 2006, by and among Carondelet Health Network, an Arizona non-profit corporation, Southern Arizona Heart, Inc., a North Carolina corporation, and MedCath Incorporated, a North Carolina corporation(13)
10.42	—	Operating Agreement of HMC Management Company, LLC, effective as of June 29, 2007(6)
10.43	—	Amended and Restated Operating Agreement of Coastal Carolina Heart, LLC, effective as of July 1, 2007(6)
10.44	—	Amended and Restated Limited Partnership Agreement of Harlingen Medical Center, Limited Partnership, effective as of July 10, 2007(6)
10.45	—	Amended and Restated Operating Agreement of HMC Realty, LLC, effective as of July 10, 2007(6)
10.46	—	Amendment to Amended and Restated Outside Directors’ Stock Option Plan(17)
10.47	—	Asset Purchase Agreement By and Between Heart Hospital of DTO, LLC and Good Samaritan Hospital(17)
10.48	—	Assignment and Assumption Agreement by and between MedCath Partners, LLC, a North Carolina limited partnership, Cape Cod Cardiac Cath, Inc., a Massachusetts charitable corporation, Cape Cod Hospital, a Massachusetts charitable corporation and Cape Cod Cardiology Services, LLC, a North Carolina limited liability company.(18)
10.49	—	Employment Agreement dated June 23, 2008 by and between MedCath Corporation and David Bussone(19)

Exhibit
No.		Description

10.50	—	Amended and Restated Employment Agreement dated August 14, 2009 by and between MedCath Corporation and James A. Parker(19)
10.51	—	Asset Purchase Agreement by and among Sun City Cardiac Center Associates, Sun City Cardiac Center, Inc., MedCath Partners, LLC, MedCath Incorporated, and Banner Health(20)
21.1	—	List of Subsidiaries
23.1	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2	—	Consent of Deloitte & Touche LLP, Independent Auditors
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(6)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-119170).

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 7, 2006.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 14, 2008.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 25, 2008.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed January 5, 2009

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 17, 2009

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 1, 2009

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

Name	Title	Date

/s/ O. Edwin French O. Edwin French	President and Chief Executive Officer (principal executive officer)	December 14, 2009

/s/ James A. Parker James A. Parker	Executive Vice President and Chief Financial Officer (principal financial officer)	December 14, 2009

/s/ Lora Ramsey Lora Ramsey	Vice President — Controller (principal accounting officer)	December 14, 2009

/s/ Pamela G. Bailey Pamela G. BAILEY	Director	December 14, 2009

/s/ Edward R. Casas Edward R. Casas	Director	December 14, 2009

/s/ Woodrin Grossman Woodrin Grossman	Director	December 14, 2009

/s/ Robert S. Mccoy, Jr. Robert S. Mccoy, Jr.	Director	December 14, 2009

/s/ James A. Deal James A. Deal	Director	December 14, 2009

/s/ Galen D. POWERS Galen D. Powers	Director	December 14, 2009

/s/ Jacque J. Sokolov, Md Jacque J. Sokolov, Md	Director	December 14, 2009

/s/ John T. Casey John T. Casey	Director	December 14, 2009