Form 10-Q
period 2009-12-31
MEDCATH CORP
filed 2010-02-09
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2009
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
Yes ☐       No ☑
As of February 5, 2010, there were 22,436,809 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31,	September 30,
	2009	2009

Current assets:
Cash and cash equivalents	$22,760	$32,014
Accounts receivable, net	72,596	70,410
Income tax receivable	1,037	—
Medical supplies	18,929	18,261
Deferred income tax assets	12,069	12,201
Prepaid expenses and other current assets	15,313	13,969
Current assets of discontinued operations	11,942	30,011

Total current assets	154,646	176,866
Property and equipment, net	383,850	385,926
Investments in affiliates	7,931	14,055
Other assets	11,658	13,601

Total assets	$558,085	$590,448

Current liabilities:
Accounts payable	$39,562	$40,979
Income tax payable	—	642
Accrued compensation and benefits	16,136	18,744
Other accrued liabilities	20,975	24,860
Current portion of long-term debt and obligations under capital leases	18,279	21,243
Current liabilities of discontinued operations	9,907	10,165

Total current liabilities	104,859	116,633
Long-term debt	99,058	101,871
Obligations under capital leases	4,861	4,647
Deferred income tax liabilities	14,069	13,874
Other long-term obligations	7,436	8,893

Total liabilities	230,283	245,918

Commitments and contingencies (See Note 7)

Redeemable noncontrolling interests in equity of consolidated subsidiaries	4,297	7,448

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,436,809 issued and 20,482,448 outstanding at December 31, 2009 22,104,917 issued and 20,150,556 outstanding at September 30, 2009	216	216
Paid-in capital	455,273	455,259
Accumulated deficit	(94,076)	(91,420)
Accumulated other comprehensive loss	(304)	(360)
Treasury stock, at cost; 1,954,361 shares at December 31, 2009 1,945,361 shares at September 30, 2009	(44,797)	(44,797)

Total MedCath Corporation stockholders’ equity	316,312	318,898
Noncontrolling interests	7,193	18,184

Total equity	323,505	337,082

Total liabilities and equity	$558,085	$590,448

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2009	2008

Net revenue	$147,260	$150,245
Operating expenses:
Personnel expense	51,821	50,169
Medical supplies expense	41,859	41,642
Bad debt expense	11,925	11,429
Other operating expenses	34,452	31,902
Pre-opening expenses	866	207
Depreciation	9,035	7,801
Amortization	8	30
Loss on disposal of property, equipment and other assets	137	73

Total operating expenses	150,103	143,253

(Loss) Income from operations	(2,843)	6,992
Other income (expenses):
Interest expense	(1,813)	(2,857)
Loss on early extinguishment of debt	—	(6,961)
Interest and other income	74	101
Equity in net earnings of unconsolidated affiliates	1,516	2,065

Total other expense, net	(223)	(7,652)

Loss from continuing operations before income taxes	(3,066)	(660)
Income tax benefit	(1,539)	(1,108)

(Loss) income from continuing operations	(1,527)	448
(Loss) income from discontinued operations, net of taxes	(288)	4,921

Net (loss) income	(1,815)	5,369
Less: Net income attributable to noncontrolling interests	(841)	(3,123)

Net (loss) income attributable to MedCath Corporation	$(2,656)	$2,246

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(2,511)	$(1,915)
(Loss) income from discontinued operations, net of taxes	(145)	4,161

Net (loss) income	$(2,656)	$2,246

(Loss) earnings per share, basic
Loss from continuing operations attributable to MedCath
Corporation common stockholders	$(0.13)	$(0.10)
Income from discontinued operations attributable to MedCath
Corporation common stockholders	—	0.21

(Loss) earnings per share, basic	$(0.13)	$0.11

(Loss) earnings per share, diluted
Loss from continuing operations attributable to MedCath
Corporation common stockholders	$(0.13)	$(0.10)
Income from discontinued operations attributable to MedCath
Corporation common stockholders	—	0.21

(Loss) earnings per share, diluted	$(0.13)	$0.11

Weighted average number of shares, basic	19,743	19,599
Dilutive effect of stock options and restricted stock	—	—

Weighted average number of shares, diluted	19,743	19,599

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

										Redeemable
					Accumulated					Noncontrolling
					Other				Total	Interests
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Equity	(Temporary
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Interests	(Permanent)	Equity)

Balance, September 30, 2009	22,105	$216	$455,259	$(91,420)	$(360)	1,954	$(44,797)	$18,184	$337,082	$7,448
Stock awards, including cancelations and income tax benefit	359	—	154	—	—	—	—	—	154	—
Tax withholdings for vested restricted stock awards	(27)	—	(253)	—	—	—	—	—	(253)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,595)	(11,595)	(3,560)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	—	—	—	119	119	26
Sale of equity interest	—	—	113	—	—	—	—	27	140	—
Comprehensive loss:
Net loss	—	—	—	(2,656)	—	—	—	458	(2,198)	383
Change in fair value of interest rate swap, net of income tax benefit (*)	—	—	—	—	56	—	—	—	56	—

Total comprehensive loss									(2,142)	383

Balance, December 31, 2009	22,437	$216	$455,273	$(94,076)	$(304)	1,954	$(44,797)	$7,193	$323,505	$4,297

(*)	Tax benefits were $38 for the quarter ended December 31, 2009.
See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2009	2008
Net (loss) income	$(1,815)	$5,369
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of taxes	288	(4,921)
Bad debt expense	11,925	11,429
Depreciation	9,035	7,801
Amortization	8	30
Loss on disposal of property, equipment and other assets	137	73
Share-based compensation expense	608	998
Loss on early extinguishment of debt	—	6,961
Amortization of loan acquisition costs	252	279
Equity in earnings of unconsolidated affiliates, net of distributions received	6,217	4,018
Deferred income taxes	(103)	(75)
Change in assets and liabilities that relate to operations:
Accounts receivable	(14,111)	(13,498)
Medical supplies	(668)	(2,321)
Prepaid and other assets	(3,399)	864
Accounts payable and accrued liabilities	(4,496)	1,847

Net cash provided by operating activities of continuing operations	3,878	18,854
Net cash used in operating activities of discontinued operations	(343)	(1,729)

Net cash provided by operating activities	3,535	17,125

Investing activities:
Purchases of property and equipment	(9,310)	(30,056)
Proceeds from sale of property and equipment	74	119

Net cash used in investing activities of continuing operations	(9,236)	(29,937)
Net cash provided by investing activities of discontinued operations	—	6,909

Net cash used in investing activities	(9,236)	(23,028)

Financing activities:
Proceeds from issuance of long-term debt	—	83,662
Repayments of long-term debt	(5,800)	(108,194)
Repayments of obligations under capital leases	(506)	(264)
Distributions to noncontrolling interests	(8,218)	(9,424)
Investment by noncontrolling interests	153	—
Sale of equity interest in subsidiary	140	—
Tax withholding of vested restricted stock awards	(253)	—

Net cash used in financing activities of continuing operations	(14,484)	(34,220)
Net cash used in financing activities of discontinued operations	(6,937)	(2,305)

Net cash used in financing activities	(21,421)	(36,525)

Net decrease in cash and cash equivalents	(27,122)	(42,428)
Cash and cash equivalents:
Beginning of period	61,701	112,068

End of period	$34,579	$69,640

Cash and cash equivalents of continuing operations	22,760	56,912
Cash and cash equivalents of discontinued operations	11,819	12,728
See notes to unaudited consolidated financial statements

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
1. Business and Basis of Presentation
     MedCath Corporation (the “Company”) primarily focuses on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the “Hospital Division”) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of December 31, 2009, the Company and its physician partners have an ownership interest in and operate ten hospitals in seven states, with a total of 825 licensed beds.
     In addition to its hospitals, the Company provides cardiovascular care services in diagnostic and therapeutic facilities in various locations and through mobile cardiac catheterization laboratories and also provides management services to non owned facilities (the “MedCath Partners Division”). The Company also provides consulting and management services tailored primarily to cardiologists and cardiovascular surgeons, which is included in corporate and other.
     The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a noncontrolling interests in the Avera Heart Hospital of South Dakota and Harlingen Medical Center as of December 31, 2009. Therefore, the Company is unable to consolidate these hospitals’ results of operations and financial position, but rather is required to account for its noncontrolling interests in these hospitals as equity method investments.
     Basis of Presentation — Effective October 1, 2009, the Company adopted a new accounting standard which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This new accounting standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This new accounting standard generally requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity. However, in instances in which certain redemption features that are not solely within the control of the issuer are present, classification of noncontrolling interests outside of permanent equity is required. It also requires the amounts of consolidated net income attributable to the Company and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of operations; changes in ownership interests to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. The implementation of this accounting standard results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities. Such treatment is consistent with the view that under this new accounting standard, transactions between the Company and noncontrolling interests are considered to be equity transactions. The adoption of this new accounting standard has been applied retrospectively for all periods presented.
     Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of certain of its investees’ operating agreements, to purchase some or all of the noncontrolling interests related to certain of the Company’s subsidiaries. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2009, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are carried as redeemable noncontrolling interests in equity of consolidated subsidiaries on the Company’s consolidated balance sheets.
     Profits and losses are allocated to the noncontrolling interest in the Company’s subsidiaries in proportion to their ownership percentages and reflected in the aggregate as net income attributable to noncontrolling interests. The physician partners of the Company’s subsidiaries typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each physician partner shares in the pre-tax earnings of the subsidiary in which it is a partner. Accordingly, the income or loss attributable to noncontrolling interests in each of the Company’s subsidiaries are generally determined on a pre-tax basis. In accordance with this new accounting standard, total net income attributable to noncontrolling interests are presented after net (loss) income. However, the Company must consider the impact of the net income attributable to noncontrolling interests or net (loss) income before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its tax expense.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     Long-Lived Assets — Long-lived assets, which include finite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. Due to a decline in operating performance at certain hospitals during 2009, the Company performed impairment tests as of September 30, 2009. The results of those tests indicated that no impairment existed as of that date. The Company will continue to monitor operating performance to determine if additional impairment tests are necessary in future periods. If impairment is determined to be present in such periods, the resulting impairment charges could be material to the Company’s consolidated financial statements.
     The Company’s unaudited interim consolidated financial statements as of December 31, 2009 and for the three months ended December 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America hereafter, (“generally accepted accounting principles”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the three months ended December 31, 2009, the Company has not made any material changes in the selection or application of its critical accounting policies that were set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
     The Company has evaluated subsequent events through February 9, 2010, the date these consolidated financial statements were issued, as filed in Form 10-Q with the SEC.
2. Recent Accounting Pronouncements
     The following is a summary of new accounting pronouncements that have been adopted or that may apply to the Company.
     Recently Adopted Accounting Pronouncements:
     In December 2007, the FASB issued a new accounting standard that addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also will require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. The Company adopted this new standard on October 1, 2009 and we expect this statement will have an impact on our consolidated financial statements for acquisitions consummated after October 1, 2009, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions consummated.
     In December 2007, the FASB issued a new accounting standard that establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This new accounting standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted this new standard on October 1, 2009. Upon adoption, noncontrolling interest was reclassified to a separate component of total equity within our consolidated balance sheets. See Note 1 Business and Basis of Presentation above for a more detailed discussion regarding the adoption of this new standard.
     In April 2008, the FASB issued a new accounting standard which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new accounting standard applies to intangible assets that are acquired individually or with a group of other assets and intangible assets acquired in both business combinations and asset acquisitions. The Company adopted this new standard on October 1, 2009 with no impact to its consolidated financial statements.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     Effective the first quarter of fiscal 2009 the Company adopted a new accounting standard issued by the FASB that defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB delayed the effective date of this new standard for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer implementation of this standard until October 1, 2009 as it relates to the Company’s non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company adopted this standard on October 1, 2009 with no impact to its consolidated financial statements.
      Recent Accounting Pronouncements:
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
3. Divestitures
     During September 2009 the MedCath Partners Division of the Company sold the assets of Sun City Cardiac Center Associates (“Sun City”). The Company has classified the results of operations of Sun City within (loss) income from discontinued operations, net of taxes for the three months ended December 31, 2009 and 2008.
     During December 2008 the MedCath Partners Division of the Company sold its entire interest in Cape Cod Cardiology Services, LLC (“Cape Cod”) for $6.9 million, which resulted in a gain of $4.0 million, net of taxes. The Company has classified the results of operations of Cape Cod within (loss) income from discontinued operations, net of taxes for the three months ended December 31, 2009 and 2008.
     During May 2008, the Hospital Division of the Company sold the net assets of Dayton Heart Hospital (“DHH”). The Company has classified the results of operations related to the remaining assets and liabilities associated with DHH within (loss) income from discontinued operations, net of taxes for the three months ended December 31, 2009 and 2008.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     The results of operations and the assets and liabilities of discontinued operations included in the consolidated statements of operations and consolidated balance sheets are as follows:

	Three Months Ended December 31,
	2009	2008

Net revenue	$(44)	$4,725
Gain from sale of Cape Cod	—	6,640
(Loss) income before income taxes	(379)	7,641
Income tax (benefit) expense	(91)	2,720

Net (loss) income	(288)	4,921
Less: Net loss (income) attributable to noncontrolling interest	143	(760)

Net (loss) income attributable to MedCath Corporation	$(145)	$4,161

	December 31,	September 30,
	2009	2009

Cash and cash equivalents	$11,819	$29,687
Accounts receivable, net	65	324
Other current assets	58	—

Current assets of discontinued operations	$11,942	$30,011

Accounts payable	$9,762	$9,898
Accrued liabilities	145	267

Current liabilities of discontinued operations	$9,907	$10,165

4. Accounts Receivable

Accounts receivable, net, consists of the following:

	December 31,	September 30,
	2009	2009
Receivables, principally from patients and third-party payors	$153,167	$150,476
Receivables, principally from billings to hospitals for various cardiovascular procedures	1,744	1,494
Amounts due under management contracts	225	228
Other	7,189	6,094

	162,325	158,292
Less allowance for doubtful accounts	(89,729)	(87,882)

Accounts receivable, net	$72,596	$70,410

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
5. Equity Investments
     The Company owns a noncontrolling interests in the Avera Heart Hospital of South Dakota, Harlingen Medical Center, and certain diagnostic ventures and partnerships, for which the Company neither has substantive control over the ventures nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its noncontrolling ownership interest in the hospitals and other ventures as equity method investments.
     The following tables represent summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method:

	Three Months Ended December 31,
	2009	2008

Net revenue	$53,326	$68,162
Income from operations	$8,073	$15,028
Net income	$5,777	$12,907

	December 31,	September 30,
	2009	2009

Current assets	$50,309	$68,675
Long-term assets	$148,433	$149,194
Current liabilities	$23,866	$25,967
Long-term liabilities	$122,786	$122,685
6. Long-Term Debt
     Long-term debt consists of the following:

	December 31,	September 30,
	2009	2009

Credit Facility	$75,000	$80,000
REIT Loan	35,308	35,308
Notes payable to various lenders	5,254	6,054

	115,562	121,362
Less current portion	(16,504)	(19,491)

Long-term debt	$99,058	$101,871

     During November 2008, the Company amended and restated its senior secured credit facility (the “Credit Facility”). The Credit Facility provides for a three-year term loan facility in the amount of $75.0 million (the “Term Loan”) and a revolving credit facility in the amount of $85.0 million (the “Revolver”), which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. At the request of the Company and approval from its lenders, the aggregate amount available under the Credit Facility may be increased by an amount up to $50.0 million. Borrowings under the Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. At December 31, 2009 the Term Loan bore interest at 3.23% and the Revolver bore interest at 3.24%.
     The Credit Facility is guaranteed jointly and severally by the Company and certain of the Company’s existing and future, direct and indirect, wholly owned subsidiaries and is secured by a first priority perfected security interest in all of the capital stock or other ownership interests owned by the Company and subsidiary guarantors in each of their subsidiaries, and, subject to certain exceptions in the Credit Facility, all other present and future assets and properties of the Company and the subsidiary guarantors and all intercompany notes.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     The Credit Facility requires compliance with certain financial covenants including a consolidated senior secured leverage ratio test, a consolidated fixed charge coverage ratio test and a consolidated total leverage ratio test. The Credit Facility also contains customary restrictions on, among other things, the Company and subsidiaries’ ability to incur liens; engage in mergers, consolidations and sales of assets; incur debt; declare dividends; redeem stock and repurchase, redeem and/or repay other debt; make loans, advances and investments and acquisitions; and enter into transactions with affiliates.
     The Credit Facility contains events of default, including cross-defaults to certain indebtedness, change of control events, and other events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, the Company could be required to immediately repay all outstanding amounts under the Credit Facility.
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
     The entire $75.0 million outstanding under the Credit Facility at December 31, 2009 relates to the Term Loan. The maximum availability under the Revolver is $85.0 million which is reduced by outstanding letters of credit totaling $2.4 million at December 31, 2009.
     During December 2008 the Company redeemed its outstanding 9 7/8% senior notes (the “Senior Notes”) issued by MedCath Holdings Corp., a wholly owned subsidiary of the Company, for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Credit Facility and available cash on hand. In addition to the aforementioned repurchase premium, the Company incurred $2.0 million in expense related to the write-off of previously incurred financing costs associated with the Senior Notes. The repurchase premium and write off of previously incurred financing costs have been included in the consolidated statements of operations as loss on early extinguishment of debt for the three months ended December 31, 2008.
     Debt Covenants—At December 31, 2009 and September 30, 2009, the Company was in violation of financial covenants under equipment loans at its consolidated subsidiary TexSAn Heart Hospital. Accordingly, the total outstanding balance for these loans of $5.3 million and $6.1 million, respectively, has been included in the current portion of long-term debt and obligations under capital leases on the Company’s consolidated balance sheets. The covenant violations did not result in any other non-compliance related to the remaining covenants governing the Company’s outstanding debt; thereby the Company remained in compliance with all other covenants.
     Fair Value of Financial Instruments—The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at December 31, 2009 and September 30, 2009. The estimated fair value of long-term debt, including the current portion, at December 31, 2009 was approximately $120.8 million as compared to a carrying value of $115.6 million. At September 30, 2009, the estimated fair value of long-term debt, including the current portion, was approximately $127.6 million as compared to a carrying value of $121.4 million. Fair value of the Company’s fixed rate debt was estimated using discontinued cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of arrangements and market information. The fair value of the Company’s variable rate debt was determined to approximate its carrying value, due to the underlying variable interest rates.
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
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through December 31, 2009. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
     During the prior fiscal year, the Company refunded certain reimbursements to CMS related to carotid artery stent procedures performed during prior fiscal years at two of the Company’s consolidated subsidiary hospitals. The U.S. Department of Justice (“DOJ”) initiated an investigation related to the Company’s return of these reimbursements. As a result of the DOJ’s investigation, the Company began negotiating a settlement agreement during the third quarter of fiscal 2009 with the DOJ whereby the Company is expected to pay approximately $0.8 million to settle and obtain a release from any federal civil false claims liability related to the DOJ’s investigation. The DOJ allegations do not involve patient care, and relate solely to whether the procedures were properly reimbursable by Medicare. The settlement would not include any finding of wrong-doing or any admission of liability. As part of the settlement, the Company is also negotiating with the Department of Health and Human Services, Office of Inspector General (“OIG”), to obtain a release from any federal health care program permissive exclusion actions to be instituted by the OIG. During the quarter ended December 31, 2009 the Company paid $0.6 million of the $0.8 million initially accrued within other accrued liabilities on the consolidated balance sheet as of September 30, 2009. As of December 31, 2009 $0.2 million remained accrued within other accrued liabilities on the consolidated balance sheet.
     During October 2009, a purported class action law suit was filed against the Bakersfield Heart Hospital, a consolidated subsidiary of the Company. In the complaint the plaintiff alleges that under California law, specifically under the Knox-Keene Healthcare Service Plan Act of 1975 and under the Health and Safety Code of California, California prohibits the practice of “balance billing” for patients who are provided emergency services. A class has not been certified by the court in this case. Currently the Company is unable to predict with certainty the outcome of this case or, if the plaintiff prevails whether the amount due to the plaintiff could be material.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     The Company has a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company additionally has insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners Division. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of December 31, 2009 and September 30, 2009, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $4.3 million and $4.9 million, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.
     In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $4.2 million and $3.5 million as of December 31, 2009 and September 30, 2009, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $175,000 per plan participant.
     Commitments — The Company’s consolidated subsidiary hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among other services. These guarantees extend for the duration of the underlying service agreements. As of December 31, 2009, the maximum potential future payments that the Company could be required to make under these guarantees was approximately $31.5 million through October 2012. At December 31, 2009 the Company had total liabilities of $13.4 million for the fair value of these guarantees, of which $7.0 million is in other accrued liabilities and $6.4 million is in other long term obligations. Additionally, the Company had assets of $13.6 million representing the future services to be provided by the physicians, of which $7.5 million is in prepaid expenses and other current assets and $6.1 million is in other assets.
8. Per Share Data
     No options or restricted stock were included in the calculation of diluted earnings per share for the three months ended December 31, 2009 and 2008 as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of tax.
9. Stock Based Compensation
     Compensation expense from the grant of equity awards made to employees and directors is recognized based on the estimated fair value of each award over each applicable awards vesting period. The Company estimates the fair value of equity awards on the date of grant using, either an option-pricing model for stock options or the closing market price of the Company’s stock for restricted stock and restricted stock units. Stock based compensation expense is recognized on a straight-line basis over the requisite service period for the awards that are ultimately expected to vest. Stock based compensation expense recorded during the three months ended December 31, 2009 and 2008 was $0.6 million and $1.0 million, respectively. The associated tax benefits related to the compensation expense recognized for the three months ended December 31, 2009 and 2008 was $0.2 million and $0.4 million, respectively.
     Stock Options
     The following table summarizes the Company’s stock option activity:

	For the Three Months Ended
	December 31, 2009		December 31, 2008
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,027,387	$22.25	1,776,837	$22.15

Granted	—	—	82,000	17.46
Cancelled	(40,750)	22.94	(33,000)	19.77

Outstanding stock options, end of period	986,637	$22.23	1,825,837	$21.98

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
      Restricted Stock Awards
     During the three months ended December 31, 2009, the Company granted to employees 369,164 shares of restricted stock. Restricted stock granted to employees, excluding executives of the Company, vest annually on December 31 over a three year period. Executives of the Company defined by the Company as vice president or higher, received two equal grants of restricted stock. The first grant vests annually on December 31 over a three year period. The second grant vests annually on December 31, over a three year period if certain performance conditions are met. At December 31, 2009 the Company had $4.0 million of unrecognized compensation expense associated with restricted stock awards.
     The following table summarizes the Company’s restricted stock award activity:

	For the Three Months Ended
	December 31, 2009		December 31, 2008
	Number of		Number of
	Restricted	Weighted-	Restricted	Weighted-
	Stock Awards	Average	Stock Awards	Average
	and Units	Grant Price	and Units	Grant Price
Outstanding restricted stock awards and units, beginning of period	654,327	$9.64	123,982	$19.28

Granted	369,164	6.99	—	—
Vested	(90,195)	9.30	(52,106)	20.50
Cancelled	(10,026)	9.03	(32,813)	15.88

Outstanding restricted stock awards and units, end of period	923,270	$8.54	39,063	$20.50

10. Reportable Segment Information
     The Company’s reportable segments consist of the Hospital Division and the MedCath Partners Division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended December 31,
	2009	2008

Net revenue:
Hospital Division	$143,335	$145,275
MedCath Partners Division	3,813	4,872
Corporate and other	112	98

Consolidated totals	$147,260	$150,245

(Loss) income from operations:
Hospital Division	$(121)	$9,800
MedCath Partners Division	(253)	(106)
Corporate and other	(2,469)	(2,702)

Consolidated totals	$(2,843)	$6,992

	December 31,	September 30,
	2009	2009
Aggregate identifiable assets:
Hospital Division	$494,607	$517,849
MedCath Partners Division	28,407	27,205
Corporate and other	35,071	45,394

Consolidated totals	$558,085	$590,448

     Substantially all of the Company’s net revenue in its Hospital Division and MedCath Partners Division is derived directly or indirectly from patient services. The amounts presented for corporate and other primarily include general overhead and administrative expenses and financing activities as components of (loss) income from operations and certain cash and cash equivalents, prepaid expenses, other assets and operations of the business not subject to separate segment reporting within identifiable assets.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
11. Intangible Assets
     As of December 31, 2009 and September 30, 2009, the Company’s intangible assets, which are included in other assets on the consolidated balance sheets, are detailed in the following table:

	December 31, 2009		September 30, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets	555	(228)	730	(352)
     The estimated aggregate amortization expense for each of the next five year periods ending December 31 are $57 for fiscal 2010 and 2011, and $32 for fiscal 2012, 2013, and 2014.
12. Comprehensive Income

	Three Months Ended December 31,
	2009	2008
Net (loss) income	$(1,815)	$5,369
Changes in fair value of interest rate swap, net of tax benefit	56	(448)

Comprehensive (loss) income	(1,759)	4,921
Less: Net income attributable to noncontrolling interests	(841)	(3,123)

Comprehensive (loss) income attributable to
MedCath Corporation common stockholders	$(2,600)	$1,798

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report, as well as the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Overview
     General. We are a healthcare provider focused primarily on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We have ownership interests in and operate ten hospitals, with a total of 825 licensed beds, of which 735 are staffed and available, and are located predominately in high growth markets in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. During May 2009, we completed our 79 licensed bed expansion at Louisiana Medical Center and Heart Hospital and built space for an additional 40 beds at that hospital. During October 2009, we opened a new acute care hospital, Hualapai Mountain Medical Center (“HMMC”), in Kingman, Arizona. This hospital is designed to accommodate a total of 106 licensed beds, with an initial opening of 70 of its licensed beds.
     In addition to our hospitals, we currently own and/or manage 16 cardiac diagnostic and therapeutic facilities. Ten of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining six facilities are not located at hospitals and offer only diagnostic procedures.
     Same Facility Hospitals. Our policy is to include, on a same facility basis, only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division for the three months ended December 31, 2009, we exclude the results of operations of Hualapai Mountain Medical Center, which opened in October 2009.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended December 31,
Division	2009	2008
Hospital	97.3%	96.7%
MedCath Partners	2.6%	3.2%
Corporate and other	0.1%	0.1%

Net Revenue	100.0%	100.0%

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

	Three Months Ended December 31,
Payor	2009	2008
Medicare	52.0%	49.6%
Medicaid	3.4%	2.5%
Commercial and other, including self-pay	44.6%	47.9%

Total consolidated net revenue	100.0%	100.0%

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
Results of Operations
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2009	2008	$	%	2009	2008
Net revenue	$147,260	$150,245	$(2,985)	(2.0)%	100.0%	100.0%
Operating expenses:
Personnel expense	51,821	50,169	1,652	3.3%	35.2%	33.4%
Medical supplies expense	41,859	41,642	217	0.5%	28.4%	27.7%
Bad debt expense	11,925	11,429	496	4.3%	8.1%	7.6%
Other operating expenses	34,452	31,902	2,550	8.0%	23.4%	21.2%
Pre-opening expenses	866	207	659	318.4%	0.6%	0.1%
Depreciation	9,035	7,801	1,234	15.8%	6.1%	5.2%
Amortization	8	30	(22)	(73.3)%	0.0%	0.0%
Loss on disposal of property, equipment and other assets	137	73	64	87.7%	0.1%	0.1%

(Loss) income from operations	(2,843)	6,992	(9,835)	(140.7)%	(1.9)%	4.7%
Other income (expenses):
Interest expense	(1,813)	(2,857)	1,044	36.5%	(1.2)%	(1.9)%
Loss on early extinguishment of debt	—	(6,961)	6,961	100.0%	—	(4.6)%
Interest and other income, net	74	101	(27)	(26.7)%	0.1%	0.1%
Equity in net earnings of unconsolidated affiliates	1,516	2,065	(549)	(26.6)%	1.0%	1.3%

Loss from continuing operations before
income taxes	(3,066)	(660)	(2,406)	364.5%	(2.0)%	(0.4)%
Income tax benefit	(1,539)	(1,108)	(431)	38.9%	(1.0)%	(0.7)%

(Loss) income from continuing operations	(1,527)	448	(1,975)	(440.8)%	(1.0)%	0.3%
(Loss) income from discontinued operations, net of taxes	(288)	4,921	(5,209)	(105.9)%	(0.2)%	3.3%

Net (loss) income	(1,815)	5,369	(7,184)	(133.8)%	(1.2)%	3.6%
Less: Net income attributable to noncontrolling interest	(841)	(3,123)	2,282	(73.1)%	(0.6)%	(2.1)%

Net (loss) income attributable to MedCath Corporation	$(2,656)	$2,246	$(4,902)	(218.3)%	(1.8)%	1.5%

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(2,511)	$(1,915)	$(596)	31.1%	(1.7)%	(1.3)%
(Loss) income from discontinued operations, net of taxes	(145)	4,161	(4,306)	(103.5)%	(0.1)%	2.8%

Net (loss) income	$(2,656)	$2,246	$(4,902)	(218.3)%	(1.8)%	1.5%

     HMMC, which is located in Kingman, AZ, opened in October 2009. For comparison purposes, the selected operating data below are presented on an actual basis and on a same facility basis. Same facility basis excludes HMMC from operations for the three months ended December 31, 2009. The following table presents selected operating data on a consolidated basis and a same facility basis for the periods indicated:

	Three Months Ended December 31,
				2009 Same
	2009	2008	% Change	Facility	% Change
Selected Operating Data (a):
Number of hospitals	8	7		7
Licensed beds (b)	658	509		588
Staffed and available beds (c)	572	463		502
Admissions (d)	7,163	6,801	5.3%	6,938	2.0%
Adjusted admissions (e)	10,497	9,874	6.3%	10,043	1.7%
Patient days (f)	26,352	25,181	4.7%	25,423	1.0%
Adjusted patient days (g)	39,336	37,044	6.2%	37,526	1.3%
Average length of stay (days) (h)	3.68	3.70	(0.5)%	3.66	(1.1)%
Occupancy (i)	50.1%	59.1%		55.0%
Inpatient catheterization procedures (j)	3,307	3,552	(6.9)%	3,265	(8.1)%
Inpatient surgical procedures (k)	1,949	2,001	(2.6)%	1,909	(4.6)%
Hospital net revenue (in thousands except percentages)	$142,346	$144,225	(1.3)%	$137,753	(4.5)%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We compute adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We compute occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Our consolidated net revenue decreased 2.0% or $2.9 million to $147.3 million for the first quarter of fiscal 2010 from $150.2 million for the first quarter of fiscal 2009. Hospital Division net revenue decreased 1.3%, or $1.9 million, for the first quarter of fiscal 2010 compared to the same period of fiscal 2009. Beginning in our first quarter of fiscal 2010, our MedCath Partners Division renegotiated certain management contracts. As a result, certain expenses once incurred by our MedCath Partners Division and reimbursed, are no longer being billed nor incurred by our MedCath Partners Division. There was a $1.0 million decrease in net revenue in our MedCath Partners Division as well as a $1.0 million reduction in expenses due to this billing change. Net revenue on a same facility basis was as follows:

	Three Months Ended December 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2009	2008	$	%	2009	2008
Net revenue	$142,667	$150,245	$(7,578)	(5.0)%	100.0%	100.0%

     Same facility inpatient net revenue was 70% of the Hospital Division’s same facility net patient revenue for the first quarter of fiscal 2010 compared to approximately 72% for the first quarter of fiscal 2009. While our total same facility inpatient cases increased by 2%, total same facility hospital net patient revenue was down 4.7%, or $6.7 million, from $142.7 to $136.0. This decline is due primarily to an 8.3% reduction in inpatient open heart cases resulting in a $6.9 million reduction in total same facility net patient revenue offset by an increase in drug-eluting stents and other catheter procedures. We believe this decline is indicative that less invasive cardiac procedures, such as stents, and pharmaceutical treatments have been successful for our patients at our hospitals. This decline was offset by a 35%, or $6.1 million, increase in our inpatient non-cardiovascular cases. This increase is directly attributable to the expansion at several of our hospitals as well as seasonal illnesses.
     Net revenue for the first quarter of fiscal 2010 included charity care deductions of $2.6 million compared to charity care deductions of $0.8 million for the first quarter of fiscal 2009. The increase is the result of more uninsured patients applying and qualifying for charity care.
     Personnel expense. Personnel expense increased 3.3% to $51.8 million for the first quarter of fiscal 2010 from $50.2 million for the first quarter of fiscal 2009. Personnel expense on a same facility basis was as follows:

	Three Months Ended December 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2009	2008	$	%	2009	2008
Personnel expense	$48,360	$50,169	$(1,809)	(3.6)%	33.9%	33.4%
     The $1.8 million reduction in same facility personnel expense was primarily due to a $1.5 million reduction in temporary contract labor, a $0.6 million reduction in bonus expense, a $0.4 million reduction in salaries and wages and a $0.4 million reduction in stock based compensation expense offset by increases in accrued paid time off expense and workers compensation expense. Temporary contract labor and salaries and wage expense were reduced by our efforts to better align our expenses with our revenue as well as several positions being vacant during the first quarter of fiscal 2010 compared to the same period of the prior year. Bonus expense is incurred as bonuses are accrued. Some of our facilities accrued less bonus expense during the first quarter of fiscal 2010 compared to the same period of the prior year due to the number of employees that qualified for bonuses. Stock based compensation is recognized based on the number of equity awards granted. There was a grant of restricted stock to employees during the first quarter of fiscal 2010 as well as the acceleration of expense upon the acceleration of vesting for grants issued during fiscal 2009. Paid time off expense is directly related to the hours earned and not taken by our employees. This expense will increase during any fiscal quarter in which wage increases were given to employees, which only applied to a few of our facilities. Workers compensation expense increased at one of our facilities due to a new claim incurred during the first quarter of fiscal 2010.
     Medical supplies expense. Medical supplies expense increased 0.5% to $41.9 million for the first quarter of fiscal 2010 from $41.6 million for the first quarter of fiscal 2009. Medical supplies expense on a same facility basis was as follows:

	Three Months Ended December 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2009	2008	$	%	2009	2008
Medical supplies expense	$41,063	$41,642	$(579)	(1.4)%	28.8%	27.7%
     The $0.6 million decrease in medical supplies expense is a result of a 5.0% decrease in net revenue on a same facility basis. Medical supplies expense as a percentage of net revenue increased 1.1% in the first fiscal quarter of fiscal 2010 compared to the same period in the prior year. The increase in medical supplies expense as a percentage of net revenue is due to the mix of procedures performed during the first quarter of fiscal 2010. We had an 8.3% reduction in open heart surgeries, which have high net revenue per case. With less open heart net revenue, the percentage of medical supplies will increase as a percentage of net revenue.

     Bad debt expense. Bad debt expense increased 4.3% to $11.9 million for the first quarter of fiscal 2010 from $11.4 million for the first quarter of fiscal 2009. As a percentage of net revenue, bad debt expense increased to 8.1% for the first quarter of fiscal 2010 as compared to 7.6% for the comparable period of fiscal 2009. Bad debt expense on a same facility basis was as follows:

	Three Months Ended December 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2009	2008	$	%	2009	2008
Bad debt expense	$10,905	$11,429	$(524)	(4.6)%	7.6%	7.6%
     Our total same facility uncompensated care including charity care and bad debt expense was 9.6% of total same facility net patient hospital revenue for the first quarter of fiscal 2010 compared to 8.5% of total same facility net patient revenue for the first quarter of fiscal 2009. The total number of patients which applied and qualified for charity care increased during first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. We reported $1.8 million more charity deductions to net revenue during the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009. Bad debt expense alone (not including charity care) decreased $0.5 million for the first quarter of fiscal 2010 compared to the same period of the prior year. This is attributable to our improved collection experience over the past several quarters as well a reduction in self-pay net revenue for certain of our facilities during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.
     Other operating expenses. Other operating expenses increased 8.0% to $34.5 million for the first quarter of fiscal 2010 from $31.9 million for the first quarter of fiscal 2009. Other operating expense on a same facility basis was as follows:

	Three Months Ended December 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2009	2008	$	%	2009	2008
Other operating expense	$31,911	$31,902	$9	—	22.4%	21.2%
     While our total same facility other operating expense remained flat for the first quarter of fiscal 2010 compared to fiscal 2009, we did experience some fluctuations in certain of our operating expenses that offset each other in comparison to the prior year. Our purchased service expense for clinical and non-clinical contractors increased approximately $0.9 million during the first quarter of fiscal 2010 compared to the same period of the prior year to accommodate the slight increase in volume at certain of our hospitals. In addition, maintenance expense for our Hospital Division increased $0.4 million for the first quarter fiscal 2010 when compared to the same period of the prior year due to the fact that our hospitals are aging and in need of higher maintenance. These increases were offset by a $0.6 reduction in medical malpractice expense and a $0.9 million reduction in advertising expense. Medical malpractice expense was higher during the first quarter of fiscal 2009 due to a claim incurred during that quarter, which has since been paid. Advertising expense has decreased due a decline in specific marketing campaigns in certain of our markets.
     Interest expense. Interest expense decreased $1.0 million or 36.5% to $1.8 million for the first quarter of fiscal 2010 from $2.8 million for the first quarter of fiscal 2009. The $1.0 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt and interest rates on our outstanding debt.
     Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in two unconsolidated hospitals, a hospital realty investment and several ventures within our MedCath Partners Division.
     Total combined net earnings of unconsolidated affiliates in which we have a noncontrolling interest, decreased during the first quarter of fiscal 2010 to $5.8 million from $13.0 million for the same period of the prior year. Approximately $6.2 million of the reduction in total combined net earnings of unconsolidated affiliates was from unconsolidated affiliates within our MedCath Partners Division, $0.6 million of the reduction in total combined net earnings of unconsolidated affiliates was from unconsolidated affiliates within our Hospital Division and the remaining $0.4 million reduction was due to a medical office venture within corporate and other. As a result of these total combined decreases from our equity investments in unconsolidated affiliates, our equity in net earnings of unconsolidated affiliates decreased $0.5 million for the first quarter of fiscal 2010 as compared to the comparable period of fiscal 2009.

     Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries decreased to $0.8 million for the first quarter of fiscal 2010 from $3.1 million for the comparable period of fiscal 2009. Net income attributable to noncontrolling interest on a same facility basis was as follows:

	Three Months Ended December 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2009	2008	$	%	2009	2008
Net income attributable to noncontrolling interest	$(1,827)	$(3,123)	$(1,296)	(41.5)%	(1.3)%	(2.1)%
     On a same facility basis, net income attributable to noncontrolling interest decreased $1.3 million due to a reduction in net income and an increase in our disproportionate share of losses from certain of our facilities.
     We expect earnings attributable to noncontrolling interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. For a more complete discussion of our accounting for noncontrolling interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
     Income tax benefit. Income tax benefit was $1.5 million for the first quarter of fiscal 2010 compared to $1.1 million for the first quarter of fiscal 2009, which represents an effective tax rate of approximately 38.0% and 36.6% for the respective periods. The lower income tax rate for the first quarter of fiscal 2009 was the result of the impact of nondeductible permanent differences from incentive stock option grants. The expense for incentive stock options is not tax deductible.
     (Loss) income from discontinued operations, net of taxes. (Loss) income from discontinued operations, net of taxes, reflects the results of Dayton Heart Hospital, Cape Cod Cardiology, and Sun City Cardiac Center Associates for the first quarter of fiscal 2010 and fiscal 2009. Discontinued operations decreased to a loss of $0.1 million, net of taxes for the first quarter of fiscal 2010 from income of $4.2 million, net of taxes, for the comparable period of fiscal 2009. Losses from discontinued operations during the first quarter of fiscal 2010 related to continued activities with the divested facilities, primarily related to insurance liabilities, whereas the income from discontinued operations from same quarter of fiscal 2009 reflected the operating income from Sun City and the gain from the divestiture of Cape Cod, which was sold during the first quarter of fiscal 2009, offset by losses at Dayton Heart Hospital.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital from continuing operations was $47.8 million at December 31, 2009 and $40.4 million at September 30, 2009. Consolidated working capital from continuing operations increased $2.2 million due to the increase in patient accounts receivable and $1.7 million as a result of being in an income tax receivable position due to our net loss for the quarter versus an income tax payable position of $0.7 million as of September 30, 2009. We also received a $2.0 million distribution from one of our minority owned affiliates due to the release of restrictions on collateralized cash.
     At December 31, 2009, we continue to carry a reserve of $9.7 million for outlier payments received in 2004, which is recorded in current liabilities of discontinued operations.
     The cash provided by continuing operations from operating activities was $3.9 million for the first three months of fiscal 2010 compared to $18.9 million for the comparable period of fiscal 2009. The decrease in cash provided by continuing operations is primarily the result of $5.2 million increase in accounts receivable associated with the opening of HMMC, a $1.7 million increase in our income tax receivable due to our net loss for the quarter versus an income tax payable position as of September 30, 2009 with the remaining reduction due to the timing of payments for accounts payable and prepaid expenses. We also received a $2.0 million distribution from one of our minority owned affiliates due to the release of restrictions on collateralized cash during the first quarter of fiscal 2010.
     Our investing activities from continuing operations used net cash of $9.2 million for the first three months of fiscal 2010 compared to $29.9 million for the comparable period of fiscal 2009. The total cash used for capital expenditures decreased by $21.0 million during the first three months of fiscal 2010 as compared to fiscal 2009, as a direct result of the completion of the expansion of our hospital facilities and the construction of our new acute care hospital in Kingman, Arizona.
     Our financing activities from continuing operations used net cash of $14.5 million for the first three months of fiscal 2010 compared to $34.2 million for the comparable period of fiscal 2009. Cash used in financing activities decreased $19.7 million for the first three months of fiscal 2010 as compared to the comparable period of fiscal 2009. The decrease was due to the repayment of our 9 7/8% Senior Notes during December 2008 offset by a $5.0 million payment on our senior secured credit facility during the first quarter of fiscal 2010.
     Capital Expenditures. Cash paid for property and equipment was $9.3 million and $30.1 million for the first three months of fiscal years 2010 and 2009, respectively. Of the $9.3 million of cash paid for property and equipment during the first three months of fiscal 2010, $4.5 million related to maintenance capital expenditures. The $30.1 million cash paid for property and equipment during the first three months of fiscal 2009 primarily related to the development of HMMC and the expansion projects of two of our existing hospitals, which began during fiscal 2007. All expansion projects were substantially complete during fiscal 2009, and our hospital in Kingman, Arizona opened in October 2009.

     Obligations and Availability of Financing. At December 31, 2009, we had $122.2 million of outstanding long-term debt and obligations under capital leases, of which $18.3 million was classified as current. Our Term Loan under our Credit Facility had an outstanding amount of $75.0 million. The remaining outstanding long-term debt and obligations under capital leases of $47.2 million was due to various lenders to our hospitals. No amounts were outstanding under our Revolver. The maximum availability under our Revolver is $85.0 million which is reduced by outstanding letters of credit totaling $2.4 million as of December 31, 2009.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At December 31, 2009 and September 30, 2009, TexSAn Heart Hospital was in violation of financial covenants which govern its equipment loans outstanding. Accordingly, the total outstanding balance for these loans of $5.3 million and $6.1 million, respectively, has been included in the current portion of long-term debt and obligations under capital leases in our consolidated balance sheets. The covenant violations did not result in any other non-compliance related to the covenants governing our other outstanding debt arrangements.
     At December 31, 2009, we guaranteed either all or a portion of the obligations of certain of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from either the hospitals or the physician investors. Access to available borrowings under our Credit Faculty is dependent on the Company’s ability to maintain compliance with the financial covenants contained in the Credit Facility. Deterioration in the Company’s operating results could result in failure to maintain compliance with these covenants, which would restrict or eliminate access to available funds.
     We believe that internally generated cash flows and available borrowings under our Credit Facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
     Intercompany Financing Arrangements. We provide secured real estate, equipment and working capital financings to our majority-owned hospitals. The aggregate amount of the intercompany real estate, equipment and working capital and other loans outstanding as of December 31, 2009 was $316.3 million.
     Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 2 to 10 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at fixed rates ranging from 3.50% to 8.58%. The weighted average interest rate for the intercompany equipment loans at December 31, 2009 was 6.41%.
     We typically receive a fee from the minority partners in the subsidiary hospitals as further consideration for providing these intercompany real estate and equipment loans.
     We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we sweep cash from certain individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture. As of December 31, 2009 and September 30, 2009, we held $36.3 million and $25.7 million, respectively, of intercompany working capital and other notes receivable and related accrued interest, net of advances from our hospitals.
Disclosure About Critical Accounting Policies
     Our accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009. During the first three months of fiscal 2010 we adopted new accounting policies as discussed in Note 2 — Recent Accounting Pronouncements to our consolidated financial statements. The adoption of these new accounting policies did not have a material impact on our consolidated financial statements.

Forward-Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and our other filings with the SEC, including the discussion of risk factors in Item 1A. Risk Factors in this report and our Annual Report on Form 10-K for the year ended September 30, 2009, before making an investment decision with respect to our equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. There was no material change in our policy for managing risk related to variability in interest rates, commodity prices, other relevant market rates and prices during the first three months of 2010. See Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for further discussions about market risk.
Interest Rate Risk
     Our Credit Facility borrowings expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of our Credit Facility was $75.0 million at December 31, 2009. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.2 million during the three month period ended December 31, 2009.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2009, that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. See Note 7 — Contingencies and Commitments to the consolidated financial statements included in this report.
Item 1A. Risk Factors
     Information concerning certain risks and uncertainties appears under the heading “Forward-Looking Statements” in Part I, Item 2 of this report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2009. You should carefully consider these risks and uncertainties before making an investment decision with respect to our debt and equity securities. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

     During the period covered by this report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009 or filings subsequently made with the Securities and Exchange Commission, except for the addition of the following risk factor:
Impairment of Long-Lived Assets
     Long-lived assets, which include finite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. If impairment is determined to be present, the resulting non-cash impairment charges could be material to our consolidated financial statements.
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
     The Board of Directors approved a stock repurchase program of up to $59.0 million in August 2007, which was announced November 2007. Stock purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The repurchase program may be discontinued at any time. Subsequent to the approval of the stock repurchase program, the Company has purchased 1,885,461 shares of common stock at a total cost of $44.4 million, with a remaining $14.6 million available to be repurchased per the approved stock repurchase program. No shares were repurchased during the three month period ended December 31, 2009.
     See Note 6 to our annual financial statements in our Annual Report on Form 10-K for the year ended September 30, 2009 for a description of restrictions on payments of dividends.
Item 6. Exhibits

Exhibit No.	Description

10.1	Employment agreement dated December 21, 2006 by and between MedCath Corporation and Blair W. Todt

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION
Dated: February 9, 2010	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JAMES A. PARKER
James A. Parker
Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Employment agreement dated December 21, 2006 by and between MedCath Corporation and Blair W. Todt

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002