Form 10-Q
period 2010-03-31
MEDCATH CORP
filed 2010-05-10
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
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
Yes ☐          No ☑
As of May 6, 2010, there were 20,522,678 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

Page
PART I. FINANCIAL INFORMATION	1
Item 1. Unaudited Consolidated Financial Statements	1
Consolidated Balance Sheets as of March 31, 2010 and September 30, 2009	1
Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2010 and 2009	2
Consolidated Statement of Stockholders’ Equity for the Six Months Ended March 31, 2010	3
Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2010 and 2009	4
Notes to Unaudited Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
PART II. OTHER INFORMATION	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	33
SIGNATURES	33

EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31,	September 30,
	2010	2009

Current assets:
Cash and cash equivalents	$26,113	$31,883
Accounts receivable, net (See Note 4)	64,375	58,913
Income tax receivable	699	—
Medical supplies	15,779	15,459
Deferred income tax assets	11,783	12,161
Prepaid expenses and other current assets	15,016	13,471
Current assets of discontinued operations	25,071	44,978

Total current assets	158,836	176,865
Property and equipment, net (See Note 13)	320,366	341,394
Investments in affiliates	9,773	14,055
Other assets	7,449	10,785
Non-current assets of discontinued operations	46,762	47,349

Total assets	$543,186	$590,448

Current liabilities:
Accounts payable	$36,221	$35,920
Income tax payable	—	297
Accrued compensation and benefits	18,505	16,118
Other accrued liabilities	17,253	23,277
Current portion of long-term debt and obligations under capital leases	18,081	21,187
Current liabilities of discontinued operations	17,498	19,832

Total current liabilities	107,558	116,631
Long-term debt	60,000	66,563
Obligations under capital leases	8,527	4,596
Deferred income tax liabilities	6,239	13,874
Other long-term obligations	5,660	8,533
Long-term liabilities of discontinued operations	36,020	35,721

Total liabilities	224,004	245,918

Commitments and contingencies (See Note 7)

Redeemable noncontrolling interest (See Note 1)	5,162	7,448

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,477,039 issued and 20,522,678 outstanding at March 31, 2010 22,104,917 issued and 20,150,556 outstanding at September 30, 2009	216	216
Paid-in capital	456,523	455,259
Accumulated deficit	(105,286)	(91,420)
Accumulated other comprehensive loss	(328)	(360)
Treasury stock, at cost; 1,954,361 shares at March 31, 2010 1,954,361 shares at September 30, 2009	(44,797)	(44,797)

Total MedCath Corporation stockholders’ equity	306,328	318,898
Noncontrolling interest	7,692	18,184

Total equity	314,020	337,082

Total liabilities and equity	$543,186	$590,448

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Net revenue	$134,909	$130,767	$258,967	$256,822
Operating expenses:
Personnel expense	46,444	44,662	91,508	88,029
Medical supplies expense	36,849	35,120	71,747	69,357
Bad debt expense	11,918	8,798	22,599	18,392
Other operating expenses	29,743	27,342	59,355	54,502
Pre-opening expenses	—	380	866	587
Depreciation	7,768	6,217	15,418	12,713
Amortization	8	8	16	16
Impairment of property and equipment	19,948	—	19,948	—
(Gain) loss on disposal of property, equipment and other assets	(76)	108	19	181

Total operating expenses	152,602	122,635	281,476	243,777

(Loss) Income from operations	(17,693)	8,132	(22,509)	13,045
Other income (expenses):
Interest expense	(1,149)	(581)	(2,207)	(2,678)
Loss on early extinguishment of debt	—	259	—	(6,702)
Interest and other income	23	73	93	172
Loss on note receiveable	(1,507)	—	(1,507)	—
Equity in net earnings of unconsolidated affiliates	3,092	2,714	4,608	4,779

Total other income (expense), net	459	2,465	987	(4,429)

(Loss) income from continuing operations before income taxes	(17,234)	10,597	(21,522)	8,616
Income tax (benefit) expense	(7,386)	2,610	(9,287)	1,115

(Loss) income from continuing operations	(9,848)	7,987	(12,235)	7,501
Income from discontinued operations, net of taxes	1,163	2,060	1,733	7,915

Net (loss) income	(8,685)	10,047	(10,502)	15,416
Less: Net income attributable to noncontrolling interest	(2,524)	(4,465)	(3,364)	(7,588)

Net (loss) income attributable to MedCath Corporation	$(11,209)	$5,582	$(13,866)	$7,828

Amounts attributable to MedCath Corporation common stockholders:
(Loss) income from continuing operations, net of taxes	$(11,999)	$4,220	$(15,091)	$1,685
Income from discontinued operations, net of taxes	790	1,362	1,225	6,143

Net (loss) income	$(11,209)	$5,582	$(13,866)	$7,828

(Loss) earnings per share, basic
(Loss) income from continuing operations attributable to MedCath
Corporation common stockholders	$(0.61)	$0.21	$(0.76)	$0.09
Income from discontinued operations attributable to MedCath
Corporation common stockholders	0.04	0.07	0.06	0.31

(Loss) earnings per share, basic	$(0.57)	$0.28	$(0.70)	$0.40

(Loss) earnings per share, diluted
(Loss) income from continuing operations attributable to MedCath
Corporation common stockholders	$(0.61)	$0.21	$(0.76)	$0.09
Income from discontinued operations attributable to MedCath
Corporation common stockholders	0.04	0.07	0.06	0.31

(Loss) earnings per share, diluted	$(0.57)	$0.28	$(0.70)	$0.40

Weighted average number of shares, basic	19,829	19,664	19,786	19,631
Dilutive effect of stock options and restricted stock	—	26	—	—

Weighted average number of shares, diluted	19,829	19,690	19,786	19,631

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

										Redeemable
					Accumulated					Noncontrolling
					Other				Total	Interest
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Equity	(Temporary
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Interest	(Permanent)	Equity)

Balance, September 30, 2009	22,105	$216	$455,259	$(91,420)	$(360)	1,954	$(44,797)	$18,184	$337,082	$7,448
Stock awards, including cancelations and income tax benefit	399	—	1,404	—	—	—	—	—	1,404	—
Tax withholdings for vested restricted stock awards	(27)	—	(253)	—	—	—	—	—	(253)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(12,641)	(12,641)	(3,560)

Acquisitions and other transactions impacting noncontrolling interest	—	—	—	—	—	—	—	40	40	(8)
Sale of equity interest	—	—	113	—	—	—	—	27	140	—
Comprehensive loss:
Net loss	—	—	—	(13,866)	—	—	—	2,082	(11,784)	1,282
Change in fair value of interest rate swap, net of income tax benefit (*)	—	—	—	—	32	—	—	—	32	—

Total comprehensive loss									(11,752)	1,282

Balance, March 31, 2010	22,477	$216	$456,523	$(105,286)	$(328)	1,954	$(44,797)	$7,692	$314,020	$5,162

(*)	Tax benefits were $22 for the six months ended March 31, 2010.
See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2010	2009
Net (loss) income	$(10,502)	$15,416
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(1,733)	(7,915)
Bad debt expense	22,599	18,392
Depreciation	15,418	12,713
Amortization	16	16
Loss on disposal of property, equipment and other assets	19	181
Share-based compensation expense	1,826	1,837
Loss on early extinguishment of debt	—	6,702
Amortization of loan acquisition costs	498	525
Impairment of property and equipment	19,948	—
Impairment of equity method investment	114	—
Equity in earnings of unconsolidated affiliates, net of distributions received	3,785	2,176
Deferred income taxes	(7,701)	(1)
Change in assets and liabilities that relate to operations:
Accounts receivable	(28,061)	(23,528)
Medical supplies	(320)	(1,970)
Prepaid and other assets	(1,902)	1,720
Accounts payable and accrued liabilities	1,125	5,545

Net cash provided by operating activities of continuing operations	15,129	31,809
Net cash provided by operating activities of discontinued operations	3,779	2,986

Net cash provided by operating activities	18,908	34,795

Investing activities:
Purchases of property and equipment	(14,858)	(50,052)
Proceeds from sale of property and equipment	93	511
Sale of interest in equity method investment	436	—

Net cash used in investing activities of continuing operations	(14,329)	(49,541)
Net cash (used in) provided by investing activities of discontinued operations	(1,015)	3,123

Net cash used in investing activities	(15,344)	(46,418)

Financing activities:
Proceeds from issuance of long-term debt	—	83,242
Repayments of long-term debt	(9,429)	(114,710)
Repayments of obligations under capital leases	(953)	(442)
Distributions to noncontrolling interest	(7,970)	(9,685)
Investment by noncontrolling interest	109	—
Sale of equity interest in subsidiary	140	—
Tax withholding of vested restricted stock awards	(253)	—

Net cash used in financing activities of continuing operations	(18,356)	(41,595)
Net cash used in financing activities of discontinued operations	(9,025)	(3,436)

Net cash used in financing activities	(27,381)	(45,031)

Net decrease in cash and cash equivalents	(23,817)	(56,654)
Cash and cash equivalents:
Beginning of period	61,701	112,068

End of period	$37,884	$55,414

Cash and cash equivalents of continuing operations	$26,113	$42,772
Cash and cash equivalents of discontinued operations	$11,771	$12,642
See notes to unaudited consolidated financial statements

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
1. Business and Basis of Presentation
     MedCath Corporation (the “Company”) primarily focuses on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s majority-owned hospitals (collectively, the “Hospital Division”) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of March 31, 2010, the Company and its physician partners have an ownership interest in and currently operate ten hospitals in seven states, with a total of 825 licensed beds, 58 of the licensed beds are related to the Heart Hospital of Austin (“HHA”), whose assets, liabilities, and operations are included within discontinued operations. See Note 3 for further discussion related to the divestiture of HHA.
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
     The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a noncontrolling interest in the Avera Heart Hospital of South Dakota and Harlingen Medical Center as of March 31, 2010. Therefore, the Company is unable to consolidate these hospitals’ results of operations and financial position, but rather is required to account for its noncontrolling interests in these hospitals as equity method investments.
     On March 1, 2010 the Company announced that its Board of Directors formed a Strategic Options Committee composed solely of independent directors to consider the sale of the Company, the sale of its individual hospitals and other assets, or the sale of its interest in those assets.
     Basis of Presentation — Effective October 1, 2009, the Company adopted a new accounting standard which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This new accounting standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This new accounting standard generally requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity. However, in instances in which certain redemption features that are not solely within the control of the issuer are present, classification of noncontrolling interests outside of permanent equity is required. It also requires the amounts of consolidated net income attributable to the Company and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of operations; changes in ownership interests to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. The implementation of this accounting standard results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities. Such treatment is consistent with the view that under this new accounting standard, transactions between the Company and noncontrolling interests are considered to be equity transactions. The adoption of this new accounting standard has been applied retrospectively for all periods presented.
     Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of certain of its investees’ operating agreements, to purchase some or all of the noncontrolling interests related to certain of the Company’s subsidiaries. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2010, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are carried as redeemable noncontrolling interests in equity of consolidated subsidiaries on the Company’s consolidated balance sheets.
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     The Company’s unaudited interim consolidated financial statements as of March 31, 2010 and for the three and six months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America hereafter, (“generally accepted accounting principles”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the six months ended March 31, 2010, the Company has not made any material changes in the selection or application of its critical accounting policies that were set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
     The Company has evaluated the provisions of the Health Care and Education Reconciliation Act of 2010 (collectively the “Health Reform Laws”) which was enacted into law during March 2010. The Company is unable to predict at this time the full impact of the Health Reform Laws on the Company and its consolidated financial statements.
     Long-Lived Assets — Long-lived assets, such as property, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.
     Due to a decline in operating performance at certain hospitals during fiscal 2009, the Company performed impairment tests as of September 30, 2009. The results of those tests indicated that no impairment existed as of that date. Due to continued declines in the operating performance of those hospitals during the first six months of fiscal 2010, the Company performed impairment tests using undiscounted cash flows to determine if the carrying value of each hospital’s long-lived assets were recoverable as of March 31, 2010. The results indicated the current carrying value of the assets at those hospitals were not recoverable. The Company compared the fair value of those assets to their respective carrying values in order to determine the amount of impairment. The Company recognized impairment charges based on the amount each group of assets’ carrying value exceeded its fair value. The Company’s fair value estimates were derived from appraisals, established market values of comparable assets and internal estimates of future net cash flows. These fair value estimates could change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals, how the hospitals are operated in the future, changes in health care industry trends and regulations, and the nature and timing of the ultimate disposition of the assets. The impairments recognized do not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals could be significantly less than their impaired value. See Note 13 for the impairment charges recorded to property and equipment and Note 15 for further discussions as to the Company’s determination of fair value.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
2. Recent Accounting Pronouncements
     The following is a summary of new accounting pronouncements that have been adopted or that may apply to the Company.
     Recently Adopted Accounting Pronouncements:
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also will require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. The Company adopted this new standard on October 1, 2009 and we expect this statement will have an impact on our consolidated financial statements for acquisitions consummated after October 1, 2009, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions consummated.
     In December 2007, the FASB issued a new accounting standard that establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This new accounting standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted this new standard on October 1, 2009. Upon adoption, a portion of noncontrolling interests was reclassified to a separate component of total equity within our consolidated balance sheets. See Note 1 Business and Basis of Presentation above for a more detailed discussion regarding the adoption of this new standard.
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
     Effective the first quarter of fiscal 2009, the Company adopted a new accounting standard issued by the FASB that defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB delayed the effective date of this new standard for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer implementation of this standard until October 1, 2009 as it relates to the Company’s non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company adopted this standard on October 1, 2009 with no impact to its consolidated financial statements. See Note 14.
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
3. Divestitures
     During February 2010, the Company entered into an agreement to sell certain assets and liabilities of HHA for approximately $83.6 million. The sale is currently expected to close during the Company’s fourth quarter ending September 30, 2010. The Company has classified the results of operations of HHA within income from discontinued operations, net of taxes for the three and six months ended March 31, 2010 and 2009. The assets and liabilities of HHA have been classified within the current and non-current assets and current and long-term liabilities of discontinued operations on the consolidated balance sheets as of March 31, 2010 and September 30, 2009.
     During September 2009, the MedCath Partners Division of the Company sold the assets of Sun City Cardiac Center Associates (“Sun City”) for $16.9 million which resulted in a gain of $3.2 million, net of taxes. The Company has classified the results of operations of Sun City within income from discontinued operations, net of taxes for the three and six months ended March 31, 2010 and 2009.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     During December 2008, the MedCath Partners Division of the Company sold its entire interest in Cape Cod Cardiology Services, LLC (“Cape Cod”) for $6.9 million, which resulted in a gain of $4.0 million, net of taxes. The Company has classified the results of operations of Cape Cod within income from discontinued operations, net of taxes for the three and six months ended March 31, 2009.
     During May 2008, the Hospital Division of the Company sold the net assets of Dayton Heart Hospital (“DHH”). The Company has classified the results of operations related to the remaining assets and liabilities associated with DHH within income from discontinued operations, net of taxes for the three and six months ended March 31, 2010 and 2009.
     The results of operations and the assets and liabilities of discontinued operations included in the consolidated statements of operations and consolidated balance sheets are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Net revenue	$24,911	$28,273	$48,070	$57,837
Gain from sale of Cape Cod	—	—	—	6,640
Income before income taxes	1,655	2,927	2,498	11,889
Income tax expense	492	867	765	3,974

Net income before income taxes	1,163	2,060	1,733	7,915
Less: Net income attributable to noncontrolling interest	(373)	(698)	(508)	(1,772)

Net income attributable to MedCath Corporation	$790	$1,362	$1,225	$6,143

	March 31,	September 30,
	2010	2009

Cash and cash equivalents	$11,771	$29,818
Accounts receivable, net	9,758	11,821
Other current assets	3,542	3,339

Current assets of discontinued operations	$25,071	$44,978

Property and equipment, net	$43,555	$44,532
Other assets	3,207	2,817

Long-term assets of discontinued operations	$46,762	$47,349

Accounts payable	$13,392	$14,956
Accrued liabilities	3,907	4,820
Current portion of long-term debt and obligations under capital leases	199	56

Current liabilities of discontinued operations	$17,498	$19,832

Long-term debt	$35,165	$35,359
Other long-term obligations	855	362

Long-term liabilities of discontinued operations	$36,020	$35,721

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
4. Accounts Receivable
Accounts receivable, net, consists of the following:

	March 31,	September 30,
	2010	2009
Receivables, principally from patients and third-party payors	$136,588	$126,577
Receivables, principally from billings to hospitals for various cardiovascular procedures	1,711	1,494
Amounts due under management contracts	193	228
Other	3,949	5,503

	142,441	133,802
Less allowance for doubtful accounts	(78,066)	(74,889)

Accounts receivable, net	$64,375	$58,913

5. Equity Investments
     The Company owns noncontrolling interests in the Avera Heart Hospital of South Dakota, Harlingen Medical Center, and certain diagnostic ventures and partnerships, for which the Company neither has substantive control over the ventures nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its noncontrolling ownership interest in the hospitals and other ventures as equity method investments.
     During February 2010, MedCath Partners Division of the Company sold its entire 15.0% interest in Wilmington Heart Services, LLC for $0.4 million, resulting in an immaterial loss.
     The Company’s MedCath Partners Division currently expects to sell its entire 33.3% interest in Tri-County Heart New Jersey, LLC (“Tri- County”) for approximately $0.4 million during the Company’s third quarter ending June 30, 2010. The approximate sales price for its interest in Tri-County is $0.1 million less than the Company’s carrying value of its investment in Tri-County as of March 31, 2010. As a result of this anticipated sale, the Company recorded a $0.1 million impairment charge to equity in net earnings of unconsolidated affiliates in the consolidated statement of operations related to its investment in Tri-County during the second quarter ended March 31, 2010.
     The following tables represent summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Net revenue	$59,390	$56,489	$115,173	$115,209
Income from operations	$15,116	$11,806	$23,666	$25,048
Net income	$12,885	$9,486	$18,979	$20,577

	March 31,	September 30,
	2010	2009

Current assets	$54,508	$68,174
Long-term assets	$147,333	$148,993
Current liabilities	$23,867	$25,770
Long-term liabilities	$122,652	$122,629

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
6. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	September 30,
	2010	2009

Credit Facility	$72,188	$80,000
Notes payable to various lenders	4,437	6,054

	76,625	86,054
Less current portion	(16,625)	(19,491)

Long-term debt	$60,000	$66,563

     During November 2008, the Company amended and restated its senior secured credit facility (the “Credit Facility”). The Credit Facility provides for a three-year term loan facility in the amount of $75.0 million (the “Term Loan”) and a revolving credit facility in the amount of $85.0 million (the “Revolver”), which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. At the request of the Company and approval from its lenders, the aggregate amount available under the Credit Facility may be increased by an amount up to $50.0 million. Borrowings under the Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. At March 31, 2010 the Term Loan bore interest at 3.23%.
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
     The Company is required to make mandatory prepayments of principal in specified amounts upon the occurrence of certain events identified in the Credit Facility and is permitted to make voluntary prepayments of principal under the Credit Facility. The Term Loan is subject to amortization of principal in quarterly installments which began March 31, 2010. The maturity date of both the Term Loan and the Revolver is November 10, 2011.
     The entire $72.2 million outstanding under the Credit Facility at March 31, 2010 relates to the Term Loan. The maximum availability under the Revolver is $85.0 million which was reduced by outstanding letters of credit totaling $1.7 million at March 31, 2010.
     During December 2008, the Company redeemed its outstanding 9 7/8% senior notes (the “Senior Notes”) issued by MedCath Holdings Corp., a wholly owned subsidiary of the Company, for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Credit Facility and available cash on hand. In addition to the aforementioned repurchase premium, the Company incurred $2.0 million in expense related to the write-off of previously incurred financing costs associated with the Senior Notes. The repurchase premium and write off of previously incurred financing costs have been included in the consolidated statements of operations as loss on early extinguishment of debt for the six months ended March 31, 2009.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     Debt Covenants—At March 31, 2010 and September 30, 2009, the Company was in violation of financial covenants under equipment loans at its consolidated subsidiary TexSAn Heart Hospital. Accordingly, the total outstanding balance for these loans of $4.4 million and $6.1 million, respectively, has been included in the current portion of long-term debt and obligations under capital leases on the Company’s consolidated balance sheets. The covenant violations did not result in any other non-compliance related to the remaining covenants governing the Company’s outstanding debt; thereby the Company remained in compliance with all other covenants.
     Fair Value of Financial Instruments—The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at March 31, 2010 and September 30, 2009. The estimated fair value of long-term debt, including the current portion, at March 31, 2010 was approximately $116.4 million ($39.6 million related to discontinued operations) as compared to a carrying value of $111.2 million ($34.6 million related to discontinued operations). At September 30, 2009, the estimated fair value of long-term debt, including the current portion, was approximately $127.6 million ($41.4 million related to discontinued operations) as compared to a carrying value of $121.4 million ($39.6 million related to discontinued operations). Fair value of the Company’s fixed rate debt was estimated using discontinued cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of arrangements and market information. The fair value of the Company’s variable rate debt was determined to approximate its carrying value due to the underlying variable interest rates.
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
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through March 31, 2010. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     During the prior fiscal year, the Company refunded certain reimbursements to CMS related to carotid artery stent procedures performed during prior fiscal years at two of the Company’s consolidated subsidiary hospitals. The U.S. Department of Justice (“DOJ”) initiated an investigation related to the Company’s return of these reimbursements. As a result of the DOJ’s investigation, the Company began negotiating a settlement agreement during the third quarter of fiscal 2009 with the DOJ whereby the Company is expected to pay approximately $0.8 million to settle and obtain a release from any federal civil false claims liability related to the DOJ’s investigation. The DOJ allegations do not involve patient care, and relate solely to whether the procedures were properly reimbursable by Medicare. The settlement would not include any finding of wrong-doing or any admission of liability. As part of the settlement, the Company is also negotiating with the Department of Health and Human Services, Office of Inspector General (“OIG”), to obtain a release from any federal health care program permissive exclusion actions to be instituted by the OIG. During the quarter ended December 31, 2009 the Company paid $0.6 million of the $0.8 million initially accrued within other accrued liabilities on the consolidated balance sheet as of September 30, 2009. As of March 31, 2010 $0.2 million remained accrued within other accrued liabilities on the consolidated balance sheet.
     During October 2009, a purported class action law suit was filed against the Bakersfield Heart Hospital, a consolidated subsidiary of the Company. In the complaint the plaintiff alleges that under California law, specifically under the Knox-Keene Healthcare Service Plan Act of 1975 and under the Health and Safety Code of California, California prohibits the practice of “balance billing” for patients who are provided emergency services. A class has not been certified by the court in this case. Currently the Company is unable to predict with certainty the outcome of this case or if the plaintiff prevails whether the amount due to the plaintiff could be material.
     The Company has a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company additionally has insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners Division. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of March 31, 2010 and September 30, 2009, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was approximately $3.1 million and $4.5 million, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.
     In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $4.5 million and $3.5 million as of March 31, 2010 and September 30, 2009, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $175,000 per plan participant.
     Commitments — The Company’s consolidated subsidiary hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among other services. These guarantees extend for the duration of the underlying service agreements. As of March 31, 2010, the maximum potential future payments that the Company could be required to make under these guarantees was approximately $30.8 million through October 2012. At March 31, 2010 the Company had total liabilities of $13.1 million for the fair value of these guarantees, of which $8.3 million is in other accrued liabilities and $4.8 million is in other long term obligations. Additionally, the Company had assets of $13.1 million representing the future services to be provided by the physicians, of which $8.2 million is in prepaid expenses and other current assets and $4.9 million is in other assets.
8. Earnings per Share Data
     Basic — The calculation of basic earnings per share includes 177,400 and 95,900 of restricted stock units that have vested but as of March 31, 2010 and 2009, respectively, have not been converted into common stock. See Note 9 as it relates to restricted stock units granted to directors of the Company.
     Diluted — The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 1,302,587 shares of common stock at prices ranging from $4.75 to $33.05, which were outstanding at March 31, 2009, as well as 463,216 shares of restricted stock which were outstanding at March 31, 2009. Of the outstanding stock options and restricted stock 1,739,328 and 1,765,803 have not been included in the calculation of diluted earnings per share for the three and six months ended March 31, 2009, respectively, because the stock options and restricted stock were anti-dilutive. No options or restricted stock were included in the calculation of diluted earnings per share for the three and six months ended March 31, 2010, as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of tax.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
9. Stock Based Compensation
     Compensation expense from the grant of equity awards made to employees and directors is recognized based on the estimated fair value of each award over each applicable awards vesting period. The Company estimates the fair value of equity awards on the date of grant using, either an option-pricing model for stock options or the closing market price of the Company’s stock for restricted stock and restricted stock units. Stock based compensation expense is recognized on a straight-line basis over the requisite service period for the awards that are ultimately expected to vest. Stock based compensation expense recorded during the three and six months ended March 31, 2010 was $1.2 million and $1.8 million, respectively. The associated tax benefits related to the compensation expense recognized for the three and six months ended March 31, 2010 was $0.5 million and $0.7 million, respectively. Stock based compensation expense recorded during the three and six months ended March 31, 2009 was $0.8 million and $1.8 million, respectively. The associated tax benefits related to the compensation expense recognized for the three and six months ended March 31, 2009 was $0.3 million and $0.7 million, respectively.
     Stock Options
     The following table summarizes the Company’s stock option activity:

	For the Three Months Ended
	March 31, 2010		March 31, 2009
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	986,637	$22.23	1,825,837	$21.98

Cancelled	(11,000)	29.49	(523,250)	22.93

Outstanding stock options, end of period	975,637	$22.14	1,302,587	$21.60

	For the Six Months Ended
	March 31, 2010		March 31, 2009
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,027,387	$22.25	1,776,837	$22.15

Granted	—	—	82,000	17.46
Cancelled	(51,750)	24.33	(556,250)	22.74

Outstanding stock options, end of period	975,637	$22.14	1,302,587	$21.60

     Restricted Stock Awards
     During the three and six months ended March 31, 2010, the Company granted to employees 32,235 and 401,399 shares of restricted stock, respectively. During the three and six months ended March 31, 2009, the Company granted to employees 424,153 shares of restricted stock. Restricted stock granted to employees, excluding executives of the Company, vest annually on December 31 over a three year period. Executives of the Company (defined by the Company as vice president or higher) received two equal grants of restricted stock. The first grant vests annually in equal installments on December 31 over a three year period. The second grant vests annually on December 31 over a three year period if certain performance conditions are met. During the three and six months ended March 31, 2010, the Company granted 89,600 shares of restricted stock units to directors. During the three and six months ended March 31, 2009, the Company granted 95,900 shares of restricted stock units to directors. Restricted stock units granted to directors are fully vested at the date of grant and are paid in shares of common stock upon each applicable director’s termination of service on the board. At March 31, 2010, the Company had $4.8 million of unrecognized compensation expense associated with restricted stock awards.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     The following table summarizes the Company’s restricted stock award activity:

	For the Three Months Ended
	March 31, 2010		March 31, 2009
	Number of		Number of
	Restricted	Weighted-	Restricted	Weighted-
	Stock Awards	Average	Stock Awards	Average
	and Units	Grant Price	and Units	Grant Price
Outstanding restricted stock awards and units, beginning of period	923,270	$8.54	39,063	$20.50

Granted	121,835	8.01	520,053	8.94
Vested	(13,700)	7.33	—	—
Cancelled	(5,705)	9.21	—	—

Outstanding restricted stock awards and units, end of period	1,025,700	$8.49	559,116	$9.74

	For the Six Months Ended
	March 31, 2010		March 31, 2009
	Number of		Number of
	Restricted	Weighted-	Restricted	Weighted-
	Stock Awards	Average	Stock Awards	Average
	and Units	Grant Price	and Units	Grant Price
Outstanding restricted stock awards and units, beginning of period	654,327	$9.64	123,982	$19.28

Granted	490,999	7.24	520,053	8.94
Vested	(103,895)	9.04	(52,106)	20.50
Cancelled	(15,731)	9.10	(32,813)	15.88

Outstanding restricted stock awards and units, end of period	1,025,700	$8.49	559,116	$9.74

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
10. Reportable Segment Information
     The Company’s reportable segments consist of the Hospital Division and the MedCath Partners Division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Net revenue:
Hospital Division	$131,619	$126,045	$251,752	$247,131
MedCath Partners Division	3,180	4,619	6,993	9,490
Corporate and other	110	103	222	201

Consolidated totals	$134,909	$130,767	$258,967	$256,822

(Loss) income from operations:
Hospital Division	$(13,985)	$10,855	$(16,078)	$18,575
MedCath Partners Division	(322)	(380)	(575)	(484)
Corporate and other	(3,386)	(2,343)	(5,856)	(5,046)

Consolidated totals	$(17,693)	$8,132	$(22,509)	$13,045

	March 31,	September 30,
	2010	2009
Aggregate identifiable assets:
Hospital Division	$476,611	$517,849
MedCath Partners Division	26,736	27,205
Corporate and other	39,839	45,394

Consolidated totals	$543,186	$590,448

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
     The Hospital Division assets include $70.1 million and $72.4 million of assets related to discontinued operations as of March 31, 2010 and September 30, 2009, respectively. The MedCath Partners Division assets included $1.7 million and $19.9 million of assets related to discontinued operations as of March 31, 2010 and September 30, 2009, respectively.
11. Intangible Assets
     As of March 31, 2010 and September 30, 2009, the Company’s intangible assets, which are included in other assets on the consolidated balance sheets, are detailed in the following table:

	March 31, 2010		September 30, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets	$555	$(242)	$730	$(352)
     The estimated aggregate amortization expense for each of the next five year periods ending March 31 are $57 for fiscal 2010, $51 for fiscal 2011, and $32 for fiscal 2012, 2013, and 2014.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
12. Comprehensive Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net (loss) income	$(8,685)	$10,047	$(10,502)	$15,416
Changes in fair value of interest rate swap, net of tax benefit	(24)	175	32	(273)

Comprehensive (loss) income	(8,709)	10,222	(10,470)	15,143
Less: Net income attributable to noncontrolling interest	(2,524)	(4,465)	(3,364)	(7,588)

Comprehensive (loss) income attributable to MedCath Corporation common stockholders	$(11,233)	$5,757	$(13,834)	$7,555

13. Property and Equipment

	March 31,	September 30,
	2010	2009

Land	$33,705	$32,629
Buildings	251,620	263,796
Equipment	227,675	217,362
Construction in progress	6,723	17,434

Total, at cost	519,723	531,221
Less accumulated depreciation	(199,357)	(189,827)

Property and equipment, net	$320,366	$341,394

     The Company recorded $19.9 million of impairment charges to the consolidated statement of operations during the second quarter ended March 31, 2010. See Note 1 for further discussion related to these impairment charges.
14. Other Assets
     The Company’s corporate and other division entered into a note receivable agreement with a third party during 2008. The note receivable was deemed uncollectable and a loss of $1.5 million was recorded due to the Company’s determination of the third party’s inability to repay the note and the insufficiency of the value of the collateral securing the note.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
15. Fair Value Measurements
     As described in Note 2 Recent Accounting Pronouncements the Company adopted the accounting standard issued by the FASB that defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements. The FASB delayed the effective date of this new standard for all nonfinancial assets and liabilities whose fair values are measured on a nonrecurring basis, typically relate to long-lived assets. The Company is now required to provide additional disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a non-recurring basis. The following table presents this information as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

			Significant
		Significant Other	Unobservable
	March 31,	Observable Inputs	Inputs	Total
	2010	(Level 2)	(Level 3)	Impairments
Long-lived assets held and used (1)	$78,899	$32,000	$46,899	$(19,948)
Investment in Affiliates (2)	400	400	—	(114)

	$79,299	$32,400	$46,899	$(20,062)

(1)	See Notes 1 and 13

(2)	See Note 5

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
Overview
     General. We are a healthcare provider focused primarily on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We have ownership interests in and operate ten hospitals, with a total of 825 licensed beds, 58 of which are related to HHA, whose assets, liabilities, and operations are included within discontinued operations. Our nine hospitals, which currently comprise our continuing operations, have 767 licensed beds, of which 677 are staffed and available, and are located predominately in high growth markets in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. During May 2009, we completed our 79 licensed bed expansion at Louisiana Medical Center and Heart Hospital and built space for an additional 40 beds at that hospital. During October 2009, we opened a new acute care hospital, Hualapai Mountain Medical Center (“HMMC”), in Kingman, Arizona. This hospital is designed to accommodate a total of 106 licensed beds, with an initial opening of 70 of its licensed beds.
     In addition to our hospitals, we currently own and/or manage 14 cardiac diagnostic and therapeutic facilities. Nine of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining five facilities are not located at hospitals and offer only diagnostic procedures.
     On March 1, 2010, the Company announced that its Board of Directors formed a Strategic Options Committee composed solely of independent directors to consider the sale of the Company, the sale of its individual hospitals and other assets, or the sale of its interest in those assets.
     Same Facility Hospitals. Our policy is to include, on a same facility basis, only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division for the three and six months ended March 31, 2010, we exclude the results of operations of Hualapai Mountain Medical Center, which opened in October 2009.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our Hospital Division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended March 31,		Six Months Ended March 31,
Division	2010	2009	2010	2009
Hospital	97.6%	96.4%	97.2%	96.2%
MedCath Partners	2.3%	3.5%	2.7%	3.7%
Corporate and other	0.1%	0.1%	0.1%	0.1%

Net Revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended March 31,		Six Months Ended March 31,
Payor	2010	2009	2010	2009
Medicare	55.4%	57.5%	54.2%	53.3%
Medicaid	4.2%	5.2%	4.2%	3.9%
Commercial and other, including self-pay	40.4%	37.3%	41.6%	42.8%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

     A significant portion of our net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, and we expect the net revenue that we receive from the Medicare program as a percentage of total consolidated net revenue to remain significant in future periods. Our payor mix may fluctuate in future periods due to changes in reimbursement, market and industry trends with self-pay patients, and other similar factors.
     The Medicare and Medicaid programs are subject to statutory and regulatory changes (such as the recent Health Reform Laws), retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect our business. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program, i.e., the CMS. Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a possibility that recorded estimates will change by a material amount in the future.

Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net revenue	$134,909	$130,767	$4,142	3.2%	100.0%	100.0%
Operating expenses:
Personnel expense	46,444	44,662	1,782	4.0%	34.4%	34.2%
Medical supplies expense	36,849	35,120	1,729	4.9%	27.3%	26.9%
Bad debt expense	11,918	8,798	3,120	35.5%	8.9%	6.7%
Other operating expenses	29,743	27,342	2,401	8.8%	22.0%	20.9%
Pre-opening expenses	—	380	(380)	(100.0)%	—	0.3%
Depreciation	7,768	6,217	1,551	24.9%	5.8%	4.7%
Amortization	8	8	—	—	—	0.0%
Impairment of property and equipment	19,948	—	19,948	100.0%	14.8%	—
(Gain) loss on disposal of property, equipment and other assets	(76)	108	(184)	(170.4)%	—	0.1%

(Loss) income from operations	(17,693)	8,132	(25,825)	(317.6)%	(13.2)%	6.2%
Other income (expenses):
Interest expense	(1,149)	(581)	568	97.8%	(0.8)%	(0.4)%
Loss on early extinguishment of debt	—	259	(259)	(100.0)%	—	0.2%
Interest and other income	23	73	(50)	(68.5)%	0.0%	0.1%
Loss on note receiveable	(1,507)	—	(1,507)	(100.0)%	(1.1)%	—
Equity in net earnings of unconsolidated affiliates	3,092	2,714	378	13.9%	2.3%	2.1%

(Loss) income from continuing operations before income taxes	(17,234)	10,597	(27,831)	(262.6)%	(12.8)%	8.1%
Income tax (benefit) expense	(7,386)	2,610	(9,996)	(383.0)%	(5.5)%	2.0%

(Loss) income from continuing operations	(9,848)	7,987	(17,835)	(223.3)%	(7.3)%	6.1%
Income from discontinued operations, net of taxes	1,163	2,060	(897)	(43.5)%	0.9%	1.6%

Net (loss) income	(8,685)	10,047	(18,732)	(186.4)%	(6.4)%	7.7%
Less: Net income attributable to noncontrolling interest	(2,524)	(4,465)	(1,941)	(43.5)%	(1.9)%	(3.4)%

Net (loss) income attributable to MedCath Corporation	$(11,209)	$5,582	$(16,791)	(300.8)%	(8.3)%	4.3%

Amounts attributable to MedCath Corporation common stockholders:
(Loss) income from continuing operations, net of taxes	$(11,999)	$4,220	$(16,219)	(384.3)%	(8.9)%	3.2%
Income from discontinued operations, net of taxes	790	1,362	(572)	(42.0)%	0.6%	1.1%

Net (loss) income	$(11,209)	$5,582	$(16,791)	(300.8)%	(8.3)%	4.3%

     HMMC, which is located in Kingman, AZ, opened in October 2009. For comparison purposes, the selected operating data below are presented on an actual consolidated basis and on a same facility basis for the periods indicated. Same facility basis excludes HMMC from operations for the three and six months ended March 31, 2010.

	Three Months Ended March 31,
				2010 Same
	2010	2009	% Change	Facility	% Change

Selected Operating Data (a):
Number of hospitals	7	6		6
Licensed beds (b)	600	451		530
Staffed and available beds (c)	514	404		444
Admissions (d)	6,650	6,199	7.3%	6,191	(0.1)%
Adjusted admissions (e)	9,884	8,812	12.2%	9,058	2.8%
Patient days (f)	25,368	24,810	2.2%	23,531	(5.2)%
Adjusted patient days (g)	37,156	34,941	6.3%	33,940	(2.9)%
Average length of stay (days) (h)	3.81	4.00	(4.8)%	3.80	(5.0)%
Occupancy (i)	54.8%	68.2%		58.9%
Inpatient catheterization procedures (j)	3,028	3,077	(1.6)%	2,940	(4.5)%
Inpatient surgical procedures (k)	1,876	1,842	1.8%	1,786	(3.0)%
Hospital net revenue (in thousands except percentages)	$130,645	$125,652	4.0%	$123,386	(1.8)%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions are a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days are a general measure of combined inpatient and outpatient volume. We compute adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We compute occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.

     Net Revenue. Our consolidated net revenue increased 3.2% or $4.1 million to $134.9 million for the second quarter of fiscal 2010 from $130.8 million for the second quarter of fiscal 2009. Hospital Division net revenue increased 4.4%, or $5.6 million, for the second quarter of fiscal 2010 compared to the same period of fiscal 2009. Beginning in our first quarter of fiscal 2010, our MedCath Partners Division renegotiated certain management contracts. As a result, certain expenses once incurred by our MedCath Partners Division and reimbursed, are no longer being billed nor incurred by our MedCath Partners Division. There was a $0.5 million decrease in net revenue in our MedCath Partners Division as well as a $0.5 million reduction in expenses due to this billing change. Net revenue on a same facility basis was as follows:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net revenue	$127,651	$130,767	$(3,116)	(2.4)%	100.0%	100.0%
     Same facility inpatient net revenue was 72.3% of the Hospital Division’s total same facility net patient revenue for the second quarter of fiscal 2010 compared to 73.8% for the second quarter of fiscal 2009. Although inpatient cases for the second quarter of fiscal 2010 remained relatively flat, our total inpatient net revenue declined 3.8% as a result of a decline in procedures with higher net revenue per case such as open heart and AICD procedures. Inpatient open heart and AICD net revenues were down 9.3% and 25.8%, respectively, during the second quarter of fiscal 2010 as compared to the comparable period. We believe the decline is indicative that less invasive cardiac procedures, such as stents, and pharmaceutical treatments have been increasingly successful in treating patients suffering from cardiovascular disease. In addition, we experienced a 20.4% reduction in inpatient bare metal stent net revenue. Our other inpatient catheterization procedures (excluding stent procedures) increased 29.4%, which offset these declines.
     Outpatient cases, excluding emergency department cases, and net revenue increased 2.1% and 5.0%, respectively for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The increase in outpatient cases and net revenue was due to an increase in outpatient AICD implants, pacer implants and EP studies/ablations, which experienced a 45.5% increase in net revenue and a 21.5% increase in cases. Emergency department visits increased 10.7% while emergency department net revenue remained flat during the second quarter of fiscal 2010 compared to the same period of the prior year due to the mix of the procedures performed.
     Same facility net revenue for the second quarter of fiscal 2010 included charity care deductions of $2.0 million compared to charity care deductions of $1.6 million for the second quarter of fiscal 2009. The increase is the result of more uninsured patients applying and qualifying for charity care.
     Personnel expense. Our consolidated personnel expense increased 4.0% to $46.4 million for the second quarter of fiscal 2010 from $44.7 million for the second quarter of fiscal 2009. Personnel expense on a same facility basis was as follows:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Personnel expense	$42,374	$44,662	$(2,288)	(5.1)%	33.2%	34.2%
     The $2.3 million reduction in same facility personnel expense was primarily due to a $1.4 million reduction in temporary contract labor and a $1.8 million reduction in other salaries and wages. Personnel expense continues to decline as we focus on efforts to better align our expenses with our reimbursements. These decreases were partially offset by an increase of $0.6 million in benefits and bonus expense for our Hospital Division and a $0.4 million increase in stock based compensation expense. Our benefits expense includes our medical claims costs. We experienced a higher cost per claim during the second quarter of fiscal 2010 compared to fiscal 2009. Certain employees and directors were granted restricted stock during fiscal 2010 and 2009, thus incrementally increasing our quarterly expense. We recognize employee restricted stock based compensation expense over the periods in which they are expected to vest.

     Medical supplies expense. Our consolidated medical supplies expense increased 4.9% to $36.8 million for the first quarter of fiscal 2010 from $35.1 million for the second quarter of fiscal 2009. Medical supplies expense on a same facility basis was as follows:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Medical supplies expense	$35,394	$35,120	$274	0.8%	27.7%	26.9%
     The $0.3 million increase in medical supplies expense is a result of a 2.8% increase in adjusted admissions on a same facility basis and as a result of the mix of procedures performed during the first quarter of fiscal 2010. We had an 11.4% reduction in open heart surgeries and a 24.6% reduction in AICD implantations, open heart procedures have a higher net revenue per case as compared to other procedures performed at our hospitals. With less open heart net revenue, medical supplies will increase as a percentage of net revenue. Although our AICD net revenue has declined our cost per AICD has increased due to the type of devices used to treat our patients. This increase was partially offset by an increase in the utilization of higher cost per unit devices.
     Bad debt expense. Our consolidated bad debt expense increased 35.5% to $11.9 million for the second quarter of fiscal 2010 from $8.8 million for the second quarter of fiscal 2009. As a percentage of net revenue, bad debt expense increased to 8.9% for the second quarter of fiscal 2010 as compared to 6.7% for the comparable period of fiscal 2009. Bad debt expense on a same facility basis was as follows:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Bad debt expense	$11,121	$8,798	$2,323	26.4%	8.7%	6.7%
     Our total same facility uncompensated care including charity care and bad debt expense was 10.5% of total same facility net patient hospital revenue for the second quarter of fiscal 2010 compared to 8.2% of total same facility net patient revenue for the second quarter of fiscal 2009. The total number of patients that applied and qualified for charity care increased during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. We reported $0.4 million more charity care deductions to net revenue during the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009. Bad debt expense alone (not including charity care) increased $2.3 million for the second quarter of fiscal 2010 compared to the same period of the prior year. This is directly attributable to a $2.4 million increase in our same facility self-pay revenue for the second quarter of fiscal 2010 compared to the same period of the prior year. We reserve for self-pay revenue at the time of recognition.
     Other operating expenses. Our consolidated other operating expenses increased 8.8% to $29.7 million for the second quarter of fiscal 2010 from $27.3 million for the second quarter of fiscal 2009. Other operating expense on a same facility basis was as follows:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Other operating expense	$26,914	$27,342	$(428)	(1.6)%	21.1%	20.9%
     Our total same facility other operating expense decreased $0.4 million for the second quarter of fiscal 2010 compared to fiscal 2009. The material and notable increases in operating expenses were increases in employee benefit expense, legal and professional fees, and property taxes, mostly offset by reductions in professional liability insurance, bonus, and temporary labor and recruiting expenses, as reflected below (in millions):

Professional liability insurance	$(1.1)
Corporate bonus expense	$(1.0)
Temporary labor and recruiting expense	$(0.5)
Property taxes	$0.4
Legal and professional fees	$0.7
Corporate employee benefits expense	$0.9
Other	$0.2

     We incurred specific large dollar claims for certain of our hospitals during the second quarter of fiscal 2009. We have experienced favorable claim experience so far for fiscal 2010. As a result in the reduction in specific claims during fiscal 2010 and favorable claim experience for the current policy year, our overall professional liability insurance cost has declined.
     Corporate bonuses are accrued based on the expected attainment of operating performance and/or individual goals. The reduction in corporate bonuses is a result of reducing the accrual for corporate bonuses to management’s current estimate of the attainment of these goals for the 2010 fiscal year.
     Temporary labor and recruiting expense has declined as we continue to evaluate our strategic options. In addition, key positions were filled prior to the second quarter of fiscal 2010 which has reduced our recruiting expense for fiscal 2010 compared to the same period of the prior year.
     Legal and professional fees are incurred as we evaluate our strategic options and fees related to the pending sale of Heart Hospital of Austin.
     Corporate employee benefits expense has increased due to an increase in specific claims expense for our employees for the second quarter of fiscal 2010 compared to the same period of the prior year.
     Interest expense. Interest expense increased $0.5 million to $1.1 million for the second quarter of fiscal 2010 from $0.6 million for the second quarter of fiscal 2009. The $0.5 million increase in interest expense is primarily attributable to the fact that no interest expense was capitalized during the second quarter of fiscal 2010, whereas $0.8 million of interest expense was capitalized during the comparable period of fiscal 2009 due to the completion of our expansion projects and opening of HMMC. The increase in interest expense due to the cessation of capitalized interest was offset by the overall reduction in our outstanding debt resulting in lower interest payments during the second quarter of fiscal 2010.
     Loss on note receivable. Our corporate and other division entered into a note receivable agreement with a third party during 2008. The note receivable was deemed uncollectable and a loss of $1.5 million was recorded due to our determination of the third party’s inability to repay the note and the insufficiency of the value of the collateral securing the note.
     Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in two unconsolidated hospitals, a hospital realty investment and several ventures within our MedCath Partners Division.
     Net earnings of unconsolidated affiliates in which we have a noncontrolling interest increased during the second quarter of fiscal 2010 to $3.1 million from $2.7 million for the second quarter of fiscal 2009. Approximately $0.2 million of the increase in net earnings of unconsolidated affiliates was from unconsolidated affiliates within our MedCath Partners Division and $0.2 million of the increase in net earnings of unconsolidated affiliates was from unconsolidated affiliates within our Hospital Division. The $0.2 million increase for our MedCath Partners Division is related to increased volumes for one of our managed ventures offset by a $0.1 million impairment charge related to the anticipated sale of its investment in Tri-County. The remaining $0.2 million increase associated with our Hospital Division is related to favorable year over year results for Harlingen Medical Center.
     Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries decreased to $2.5 million for the second quarter of fiscal 2010 from $4.5 million for the comparable period of fiscal 2009. Net income attributable to noncontrolling interests on a same facility basis was as follows:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net income attributable to noncontrolling interest	$3,294	$4,465	$(1,171)	(26.2)%	2.6%	3.4%
     On a same facility basis, net income attributable to noncontrolling interest decreased $1.2 million due to a reduction in net income and an increase in our disproportionate share of losses from certain of our facilities.
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

     Income tax (benefit) expense. Income tax benefit was $7.4 million for the second quarter of fiscal 2010 compared to an expense of $2.6 million for the second quarter of fiscal 2009, which represents an effective tax rate of approximately 38.1% and 38.2% for the respective periods.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, reflects the results of DHH, HHA, Cape Cod, and Sun City for the second quarter of fiscal 2010 and fiscal 2009. Discontinued operations decreased to income of $1.2 million, net of taxes for the second quarter of fiscal 2010 from income of $2.1 million, net of taxes, for the comparable period of fiscal 2009. Income from discontinued operations during the second quarter of fiscal 2010 reflected the operations of HHA and the related continued activities associated with previously divested facilities, which primarily related to accounts receivable and medical malpractice reserves. Income from discontinued operations from the same quarter of fiscal 2009 reflected the operating income from HHA and Sun City, offset by losses at DHH.
Results of Operations
Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Six Months Ended March 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net revenue	$258,967	$256,822	$2,145	0.8%	100.0%	100.0%
Operating expenses:
Personnel expense	91,508	88,029	3,479	4.0%	35.3%	34.3%
Medical supplies expense	71,747	69,357	2,390	3.4%	27.7%	27.0%
Bad debt expense	22,599	18,392	4,207	22.9%	8.7%	7.2%
Other operating expenses	59,355	54,502	4,853	8.9%	23.0%	21.2%
Pre-opening expenses	866	587	279	47.5%	0.3%	0.2%
Depreciation	15,418	12,713	2,705	21.3%	6.0%	5.0%
Amortization	16	16	—	—	0.0%	0.0%
Impairment of property and equipment	19,948	—	19,948	100.0%	7.7%	—
Loss on disposal of property, equipment	—	—
and other assets	19	181	(162)	(89.5)%	0.0%	0.1%

(Loss) Income from operations	(22,509)	13,045	(35,554)	(272.5)%	(8.7)%	5.0%
Other income (expenses):
Interest expense	(2,207)	(2,678)	471	17.6%	(0.8)%	(1.0)%
Loss on early extinguishment of debt	—	(6,702)	6,702	100.0%	—	(2.6)%
Interest and other income	93	172	(79)	(45.9)%	0.0%	0.1%
Loss on note receiveable	(1,507)	—	(1,507)	(100.0)%	(0.6)%	—
Equity in net earnings of unconsolidated affiliates	4,608	4,779	(171)	(3.6)%	1.8%	1.8%

(Loss) income from continuing operations before
income taxes	(21,522)	8,616	(30,138)	(349.8)%	(8.3)%	3.3%
Income tax (benefit) expense	(9,287)	1,115	(10,402)	(932.9)%	(3.6)%	0.4%

(Loss) income from continuing operations	(12,235)	7,501	(19,736)	(263.1)%	(4.7)%	2.9%
Income from discontinued operations, net of taxes	1,733	7,915	(6,182)	(78.1)%	0.6%	3.1%

Net (loss) income	(10,502)	15,416	(25,918)	(168.1)%	(4.1)%	6.0%
Less: Net income attributable to noncontrolling interest	(3,364)	(7,588)	(4,224)	(55.7)%	(1.3)%	(3.0)%

Net (loss) income attributable to MedCath Corporation	$(13,866)	$7,828	$(21,694)	(277.1)%	(5.4)%	3.0%

Amounts attributable to MedCath Corporation common stockholders:
(Loss) income from continuing operations, net of taxes	$(15,091)	$1,685	$(16,776)	(995.6)%	(5.8)%	0.6%
Income from discontinued operations, net of taxes	1,225	6,143	(4,918)	(80.1)%	0.4%	2.4%

Net (loss) income	$(13,866)	$7,828	$(21,694)	(277.1)%	(5.4)%	3.0%

     HMMC, which is located in Kingman, AZ, opened in October 2009. For comparison purposes, the selected operating data below are presented on an actual basis and on a same facility basis. Same facility basis excludes HMMC from operations for the three and six months ended March 31, 2010. The following table presents selected operating data on a consolidated basis and a same facility basis for the periods indicated:

	Six Months Ended March 31,
				2010 Same
	2010	2009	% Change	Facility	% Change

Selected Operating Data (a):
Number of hospitals	7	6		6
Licensed beds (b)	600	451		530
Staffed and available beds (c)	514	404		444
Admissions (d)	12,813	12,230	4.8%	12,127	(0.8)%
Adjusted admissions (e)	18,685	16,983	10.0%	17,405	2.5%
Patient days (f)	48,252	47,039	2.6%	45,488	(3.3)%
Adjusted patient days (g)	70,521	65,452	7.7%	65,518	0.1%
Average length of stay (days) (h)	3.77	3.85	(2.1)%	3.75	(2.6)%
Occupancy (i)	51.6%	64.0%		56.3%
Inpatients with a catheterization procedure (j)	5,845	6,229	(6.2)%	5,714	(8.3)%
Inpatient surgical procedures (k)	3,598	3,576	0.6%	3,468	(3.0)%
Hospital net revenue (in thousands except percentages)	$249,789	$245,687	1.7%	$237,938	(3.2)%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions are a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days are a general measure of combined inpatient and outpatient volume. We compute adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We compute occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.

     Net Revenue. Our consolidated net revenue increased 0.8% or $2.2 million to $259.0 million for the six months ended March 31, 2010 from $256.8 million for the six months ended March 31, 2009. Hospital Division net revenue increased 1.9%, or $4.6 million, for the first six months of fiscal 2010 compared to the same period of fiscal 2009. Beginning in our first quarter of fiscal 2010, our MedCath Partners Division renegotiated certain management contracts. As a result, certain expenses once incurred by our MedCath Partners Division and reimbursed, are no longer being billed nor incurred by our MedCath Partners Division. There was a $1.5 million decrease in net revenue in our MedCath Partners Division as well as a $1.5 million reduction in expenses due to this billing change. Net revenue on a same facility basis was as follows:

	Six Months Ended March 31,
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net revenue	$247,116	$256,822	$(9,706)	(3.8)%	100.0%	100.0%
     Same facility inpatient net revenue was 72.5% of the Hospital Division’s same facility net patient revenue for the first six months of fiscal 2010 compared to approximately 74.7% for the same period of the prior year. Our total same facility inpatient cases were flat and inpatient net revenue was down 5.4% for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. This decline was due primarily to a 5.2% reduction in our core cardiovascular related cases, resulting in a $15.4 million reduction in total same facility net patient revenue offset by an increase in our inpatient non-cardiovascular revenue. Outpatient net revenue increased 5.0% due to a 45.5% increase in outpatient AICD implants, pacer implants and EP studies/ablations net revenue. These procedures have increased due to the addition of physicians performing these procedures at certain of our hospitals. Emergency department net revenue increased 8.4% due to the mix of the procedures performed and due to the recent expansions at certain of our hospitals.
     Net revenue for the first six months of fiscal 2010 included charity care deductions of $4.2 million compared to charity care deductions of $2.1 million for the first six months of fiscal 2009. The $2.1 million increase is the result of more uninsured patients applying and qualifying for charity care.
     Personnel expense. Our consolidated personnel expense increased 4.0% to $91.5 million for the first six months ended March 31, 2010 from $88.0 million for the first six months ended March 31, 2009. Personnel expense on a same facility basis was as follows:

	Six Months Ended March 31,
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Personnel expense	$83,977	$88,029	$(4,052)	(4.6)%	34.0%	34.3%
     The $4.1 million reduction in same facility personnel expense was primarily due to a $4.7 million reduction in salaries and wages, including temporary labor, offset by an increase in medical benefits expense. We continue to experience reductions in salaries and wages as we focus on aligning our expenses with our revenues. The total percentage of personnel expense is approximately the same for the first six months of fiscal 2010 and fiscal 2009. Our benefits expense increased as the result of an increase in the number of medical claims for the first six months of fiscal 2010 compared to the first six months of fiscal 2009.
     Medical supplies expense. Our consolidated medical supplies expense increased 3.4% to $71.7 million for the first six months of fiscal 2010 from $69.4 million for the first six months of fiscal 2009. Medical supplies expense on a same facility basis was as follows:

	Six Months Ended March 31,
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Medical supplies expense	$69,496	$69,357	$139	0.2%	28.1%	27.0%
     Our medical supplies expense for the first six months of fiscal 2010 remained relatively flat compared to the first six months of fiscal 2009. During the first six months of fiscal 2010 we experienced lower volumes on procedures that have high net revenue per case, such as open heart procedures. We had a 10.1% reduction in open heart surgeries for the first six months of fiscal 2010 compared to the same period of the prior year. With less open heart net revenue, the percentage of medical supplies will increase as a percentage of net revenue.

     Bad debt expense. Our consolidated bad debt expense increased 22.9% to $22.6 million for the first six months of fiscal 2010 from $18.4 million for the first six months of fiscal 2009. As a percentage of net revenue, bad debt expense increased to 8.7% for the fix six months of fiscal 2010 as compared to 7.2% for the comparable period of fiscal 2009. Bad debt expense on a same facility basis was as follows:

	Six Months Ended March 31,
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Bad debt expense	$20,782	$18,392	$2,390	13.0%	8.4%	7.2%
     Our total same facility uncompensated care including charity care and bad debt expense was 10.4% of total same facility net patient hospital revenue for the first six months of fiscal 2010 compared to 8.3% of total same facility net patient revenue for the first six months of fiscal 2009. The total number of patients which applied and qualified for charity care increased during first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. We reported $2.1 million more charity deductions to net revenue during the first six months of fiscal 2010 when compared to the first six months of fiscal 2009. Bad debt expense alone (not including charity care) increased $2.4 million for the first six months quarter of fiscal 2010 compared to the same period of the prior year. This is attributable to a $3.2 million increase in self-pay revenue for the first six months of fiscal 2010 compared to the same period of the prior year offset by improved collection on accounts receivable during fiscal 2010.
     Other operating expenses. Our consolidated other operating expenses increased 8.9% to $59.4 million for the first six months of fiscal 2010 from $54.5 million for the first six months of fiscal 2009. Other operating expense on a same facility basis was as follows:

	Six Months Ended March 31,
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Other operating expense	$53,984	$54,502	$(518)	(1.0)%	21.8%	21.2%
     Our same facility other operating expense decreased $0.5 million for the first six months compared to the same period of the prior year. Our legal and professional fees which were $1.3 million higher for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 due to the fees incurred related to the pending sale of Heart Hospital of Austin and fees incurred related to our strategic initiatives involving the sale of the Company or individual assets of the Company. Our corporate benefits expense was approximately $0.7 million higher due to an increase in medical claims during the first six months of fiscal 2010 compared to the same period of the prior year. We incurred and additional $0.5 million of maintenance expense during the first six months of fiscal 2010 compared to the first six months of fiscal 2009 as our newer facilities begin to age. These increases were offset by a $1.7 million reduction in our medical malpractice insurance expense and a $0.9 million reduction in our corporate bonus expense. Our medical malpractice expense was higher during the first six months of fiscal 2009 due to specific high dollar settlements at certain of our hospitals. Our corporate bonuses are accrued based on management’s estimate of the attainment of operating performance and/or personal goals. The reduction during the first six months of fiscal 2010 reflects management’s adjustment to the accrual.
     Interest expense. Interest expense decreased $0.5 million or 17.6% to $2.2 million for the first six months of fiscal 2010 from $2.7 million for the first six months of fiscal 2009. The $0.5 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt and interest rates on our outstanding debt.
     Loss on note receivable. Our corporate and other division entered into a note receivable agreement with a third party during 2008. The note receivable was deemed uncollectable and a loss of $1.5 million was recorded due to our determination of the third party’s inability to repay the note and the insufficiency of the value of the collateral securing the note.

     Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in two unconsolidated hospitals, a hospital realty investment and several ventures within our MedCath Partners Division.
     Net earnings of unconsolidated affiliates in which we have a noncontrolling interest decreased during the first six months of fiscal 2010 to $4.6 million from $4.8 million for the same period of the prior year. The $0.2 million decrease was due to a medical office venture within corporate and other, and an impairment charge of $0.1 million within our MedCath Partners Division related to the anticipated sale of its investment in Tri-County.
     Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries decreased to $3.4 million for the first six months of fiscal 2010 from $7.6 million for the comparable period of fiscal 2009. Net income attributable to noncontrolling interest on a same facility basis was as follows:

	Six Months Ended March 31,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net income attributable to noncontrolling interest	$5,120	$7,588	$(2,468)	(32.5)%	2.1%	3.0%
     On a same facility basis, net income attributable to noncontrolling interest decreased $2.5 million due to a reduction in net income and an increase in our disproportionate share of losses from certain of our facilities.
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
     Income tax (benefit) expense. Income tax benefit was $9.3 million for the first six months of fiscal 2010 compared to an expense of $1.1 million for the first six months of fiscal 2009, which represents an effective tax rate of approximately 38.1% and 39.8% for the respective periods. The higher income tax rate for the six months of fiscal 2009 was the result of the impact of higher nondeductible permanent differences.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, reflects the results of DHH, HHA, Cape Cod, and Sun City for the first six months of fiscal 2010 and fiscal 2009. Discontinued operations decreased to income of $1.7 million, net of taxes for the first six months of fiscal 2010 from income of $7.9 million, net of taxes, for the comparable period of fiscal 2009. Income from discontinued operations during the first six months of fiscal 2010 reflected the operations of HHA and the related continued activities associated with previously divested facilities, which primarily related to accounts receivable and medical malpractice reserves. Income from discontinued operations from the same period of fiscal 2009 reflected the operating income from HHA, Sun City, Cape Cod, and the gain from the divestiture of Cape Cod, which was sold during the first quarter of fiscal 2009, offset by losses at DHH.
Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital from continuing operations was $43.7 million at March 31, 2010 and $35.1 million at September 30, 2009. Consolidated working capital from continuing operations increased $8.6 million primarily due to the increase in patient accounts receivable and as a result of being in an income tax receivable position of $0.7 million due to our net loss for the first six months of fiscal 2010 versus an income tax payable position of $0.3 million as of September 30, 2009.
     At March 31, 2010, we continue to carry a reserve of $9.8 million for outlier payments received in 2004, which is recorded in current liabilities of discontinued operations.
     Cash provided by continuing operations from operating activities was $15.1 million for the first six months of fiscal 2010 compared to $31.8 million for the comparable period of fiscal 2009. The decrease of $16.7 million in cash provided by continuing operations from operating activities was due to an overall $8.4 million decrease in cash generated from continuing operations as a result of the decrease in our net income during the first six months of fiscal 2010 compared to the comparable period of fiscal 2009. Cash from continuing operations was further decreased by an increase in accounts receivable of $4.5 million, primarily related to the opening of HMMC, an increase in payments of $4.4 million related to the timing of payments associated with accounts payable, and a $1.1 million increase in cash payments related to the timing of prepaid obligations, such as yearly insurance premiums. These increases in cash payments were offset by a $1.7 million reduction in cash payments associated with the purchases of and cost of medical supplies.

     Our investing activities from continuing operations used net cash of $14.3 million for the first six months of fiscal 2010 compared to $49.5 million for the comparable period of fiscal 2009. The total cash used for capital expenditures decreased by $35.2 million during the first six months of fiscal 2010 as compared to the comparable period of fiscal 2009, a direct result of the completion of the expansion of our hospital facilities and the opening of our new acute care hospital in Kingman, Arizona.
     Our financing activities from continuing operations used net cash of $18.4 million for the first six months of fiscal 2010 compared to $41.6 million for the comparable period of fiscal 2009. Cash used in financing activities decreased $23.2 million for the first six months of fiscal 2010 as compared to the comparable period of fiscal 2009. The decrease was due to the repayment of our 9 7/8% Senior Notes during December 2008 offset by a $7.8 million payment on our Credit Facility during the first six months of fiscal 2010.
     Capital Expenditures. Cash paid for property and equipment was $14.9 million and $50.1 million for the first six months of fiscal years 2010 and 2009, respectively. Of the $14.9 million of cash paid for property and equipment during the first six months of fiscal 2010, $6.8 million related to maintenance capital expenditures. The $50.1 million cash paid for property and equipment during the first six months of fiscal 2009 primarily related to the development of HMMC and the expansion projects at two of our existing hospitals, which began during fiscal 2007. All expansion projects were substantially complete during fiscal 2009, and our hospital in Kingman, Arizona opened in October 2009.
     Obligations and Availability of Financing. At March 31, 2010, we had $86.6 million of outstanding long-term debt and obligations under capital leases, of which $18.1 million was classified as current. Our Term Loan under our Credit Facility had an outstanding amount of $72.2 million. The remaining outstanding long-term debt and obligations under capital leases of $14.4 million was due to various lenders to our hospitals. No amounts were outstanding under our Revolver. The maximum availability under our Revolver is $85.0 million which was reduced by outstanding letters of credit totaling $1.7 million as of March 31, 2010.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At March 31, 2010 and September 30, 2009, TexSAn Heart Hospital was in violation of financial covenants which govern its equipment loans outstanding. Accordingly, the total outstanding balance for these loans of $4.4 million and $6.1 million, respectively, has been included in the current portion of long-term debt and obligations under capital leases in our consolidated balance sheets. The covenant violations did not result in any other non-compliance related to the covenants governing our other outstanding debt arrangements.
     At March 31, 2010, we guaranteed either all or a portion of the obligations of certain of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from either the hospitals or the physician investors. Access to available borrowings under our Credit Facility is dependent on the Company’s ability to maintain compliance with the financial covenants contained in the Credit Facility. Deterioration in the Company’s operating results could result in failure to maintain compliance with these covenants, which would restrict or eliminate access to available funds.
     We believe that internally generated cash flows and available borrowings under our Credit Facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
Disclosure About Critical Accounting Policies
     Our accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009. During the first six months of fiscal 2010 we adopted new accounting policies as discussed in Note 2 — Recent Accounting Pronouncements to our consolidated financial statements included herein. The adoption of these new accounting policies did not have a material impact on our consolidated financial statements.
Forward-Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and our other filings with the SEC, including the discussion of risk factors in Item 1A. Risk Factors in this report and our Annual Report on Form 10-K for the year ended September 30, 2009 as may be updated by our subsequent filings with the SEC, before making an investment decision with respect to our equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. There was no material change in our policy for managing risk related to variability in interest rates, commodity prices, other relevant market rates and prices during the first six months of 2010. See Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for further discussions about market risk.
Interest Rate Risk
     Our Credit Facility borrowings expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of our Credit Facility was $72.2 million at March 31, 2010. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.4 million during the six month period ended March 31, 2010.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2010, that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes during the fiscal quarter to the Company’s internal controls over financial reporting that materially affected or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Impairment of long-lived assets could have a material adverse effect on our consolidated financial statements
     Long-lived assets, which include finite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. If impairment is determined to be present, the resulting non-cash impairment charges could be material to our consolidated financial statements.

Health Care Reform
     On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, followed by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010 (collectively referred to as the “Health Reform Laws”). The Health Reform Laws include many provisions that will affect our Company, although given the complexity of the laws, the full impact on the Company and its operations is not known at this time. In addition, implementing regulations have not been issued which will also have a bearing on how these changes impact the Company. Some of the provisions in the Health Reform Laws are effective immediately while others will not become effective for several years.
     Significantly, the Health Reform Laws revised the “whole hospital” exception to the Stark Law by adding additional requirements for hospitals to qualify for the exception. Because all of our hospitals have physician ownership and therefore must comply with the “whole hospital” exception, these additional requirements will apply to all of our hospitals. These requirements include: additional reporting and disclosure obligations; prohibitions on the increase in the percentage of physician ownership over that in place on the date of enactment; prohibitions on expanding the number of beds, operating rooms, or procedure rooms over the number in place as of the date of enactment, specifications for physician investment; and patient safety measures. The limitations on expansion and additional investment by physician owners or investors were effective as to our hospitals as of March 23, 2010.
     The Health Reforms Laws also established a new Independent Payment Advisory Board (the “IPAB”) to develop and submit proposals to Congress to reduce Medicare spending. The IPAB could have a significant impact on Medicare spending, which in turn would affect Medicare payments to our hospitals and other health care facilities.
     Some of the other provisions contained in the Health Reform Laws may have a positive impact on the Company, such as the expansion in the number of individuals with health insurance and the expansion of Medicaid eligibility. The Health Reform Laws also tie payment to quality measures by establishing a value-based purchasing system and adjusting hospital payment rates based on hospital-acquired conditions and hospital readmissions. Beginning in 2013, hospitals that satisfy certain performance standards will receive increased payments for discharges during the following fiscal year. We believe that if we continue to make quality of care improvements, this may have the effect of reducing costs, increasing payments from Medicare for our services, and increasing physician and patient satisfaction.
     The Health Reform Laws also include enhanced government enforcement tools to identify and impose remedies for fraud, which may adversely impact entities in the healthcare industry, including our Company.
     In addition, certain provisions of the Health Reform Laws authorize voluntary demonstration projects beginning not later than 2013 for bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care. In addition, beginning no later than January 1, 2012, the Health Reform Laws allows providers organized as accountable care organizations that voluntarily meet quality thresholds to share in the cost savings they achieve for the Medicare program.
     The Company is unable to predict at this time the full impact of the Health Reform Laws on the Company and its operations.
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
     The Board of Directors approved a stock repurchase program of up to $59.0 million in August 2007, which was announced November 2007. Stock purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The repurchase program may be discontinued at any time. Subsequent to the approval of the stock repurchase program, the Company has purchased 1,885,461 shares of common stock at a total cost of $44.4 million, with a remaining $14.6 million available to be repurchased per the approved stock repurchase program. No shares were repurchased during the six month period ended March 31, 2010.
     See Note 6 to our annual financial statements in our Annual Report on Form 10-K for the year ended September 30, 2009 for a description of restrictions on payments of dividends and stock repurchases.

Item 6. Exhibits

Exhibit No.	Description
10.1	Asset Purchase Agreement by and between St. David’s Healthcare Partnership, L.P., LLP and Heart Hospital IV, L.P.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION
Dated: May 10, 2010	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JAMES A. PARKER
James A. Parker
Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Asset Purchase Agreement by and between St. David’s Healthcare Partnership, L.P., LLP and Heart Hospital IV, L.P.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002