Form 10-Q
period 2010-06-30
MEDCATH CORP
filed 2010-08-09
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
As of August 5, 2010, there were 20,492,366 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30,	September 30,
	2010	2009

Current assets:
Cash and cash equivalents	$27,396	$31,883
Accounts receivable, net (See Note 4)	61,230	58,913
Income tax receivable	1,192	—
Medical supplies	15,888	15,459
Deferred income tax assets	12,272	12,161
Prepaid expenses and other current assets	13,711	13,471
Current assets of discontinued operations	26,172	44,978

Total current assets	157,861	176,865
Property and equipment, net (See Note 13)	289,861	341,394
Investments in affiliates	10,301	14,055
Other assets	7,460	10,785
Deferred income tax assets	603	—
Non-current assets of discontinued operations	46,741	47,349

Total assets	$512,827	$590,448

Current liabilities:
Accounts payable	$27,559	$35,920
Income tax payable	—	297
Accrued compensation and benefits	17,148	16,118
Other accrued liabilities	20,647	23,277
Current portion of long-term debt and obligations under capital leases	15,808	21,187
Current liabilities of discontinued operations	19,062	19,832

Total current liabilities	100,224	116,631
Long-term debt	56,250	66,563
Obligations under capital leases	7,459	4,596
Deferred income tax liabilities	—	13,874
Other long-term obligations	5,262	8,533
Long-term liabilities of discontinued operations	35,872	35,721

Total liabilities	205,067	245,918

Commitments and contingencies (See Note 7)

Redeemable noncontrolling interest (See Note 1)	6,095	7,448

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,446,727 issued and 20,492,366 outstanding at June 30, 2010 22,104,917 issued and 20,150,556 outstanding at September 30, 2009	216	216
Paid-in capital	457,058	455,259
Accumulated deficit	(118,102)	(91,420)
Accumulated other comprehensive loss	(395)	(360)
Treasury stock, at cost; 1,954,361 shares at June 30, 2010 1,954,361 shares at September 30, 2009	(44,797)	(44,797)

Total MedCath Corporation stockholders’ equity	293,980	318,898
Noncontrolling interest	7,685	18,184

Total equity	301,665	337,082

Total liabilities and equity	$512,827	$590,448

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Net revenue	$131,847	$124,588	$390,815	$381,410
Operating expenses:
Personnel expense	44,546	43,854	136,055	131,884
Medical supplies expense	35,706	36,472	107,453	105,829
Bad debt expense	13,642	10,406	36,241	28,798
Other operating expenses	29,935	26,537	89,292	81,039
Pre-opening expenses	—	754	866	1,340
Depreciation	7,636	6,466	23,054	19,179
Amortization	8	8	24	24
Impairment of property and equipment	22,813	—	42,761	—
Loss (gain) on disposal of property, equipment and other assets	20	(54)	39	127

Total operating expenses	154,306	124,443	435,785	368,220

(Loss) income from operations	(22,459)	145	(44,970)	13,190
Other income (expenses):
Interest expense	(1,131)	(396)	(3,337)	(3,074)
Loss on early extinguishment of debt	—	—	—	(6,702)
Interest and other income	62	48	156	220
Loss on note receiveable	—	—	(1,507)	—
Equity in net earnings of unconsolidated affiliates	2,262	2,265	6,870	7,044

Total other income (expense), net	1,193	1,917	2,182	(2,512)

(Loss) income from continuing operations before income taxes	(21,266)	2,062	(42,788)	10,678
Income tax (benefit) expense	(8,642)	171	(17,929)	1,287

(Loss) income from continuing operations	(12,624)	1,891	(24,859)	9,391
Income from discontinued operations, net of taxes	2,163	878	3,895	8,793

Net (loss) income	(10,461)	2,769	(20,964)	18,184
Less: Net income attributable to noncontrolling interest	(2,355)	(2,273)	(5,718)	(9,860)

Net (loss) income attributable to MedCath Corporation	$(12,816)	$496	$(26,682)	$8,324

Amounts attributable to MedCath Corporation common stockholders:
(Loss) income from continuing operations, net of taxes	$(14,155)	$23	$(29,246)	$1,708
Income from discontinued operations, net of taxes	1,339	473	2,564	6,616

Net (loss) income	$(12,816)	$496	$(26,682)	$8,324

(Loss) earnings per share, basic
(Loss) income from continuing operations attributable to MedCath Corporation common stockholders	$(0.71)	$—	$(1.48)	$0.09
Income from discontinued operations attributable to MedCath Corporation common stockholders	0.07	0.03	0.13	0.33

(Loss) earnings per share, basic	$(0.64)	$0.03	$(1.35)	$0.42

(Loss) earnings per share, diluted
(Loss) income from continuing operations attributable to MedCath Corporation common stockholders	$(0.71)	$—	$(1.48)	$0.09
Income from discontinued operations attributable to MedCath Corporation common stockholders	0.07	0.03	0.13	0.33

(Loss) earnings per share, diluted	$(0.64)	$0.03	$(1.35)	$0.42

Weighted average number of shares, basic	19,897	19,733	19,823	19,665
Dilutive effect of stock options and restricted stock	—	—	—	56

Weighted average number of shares, diluted	19,897	19,733	19,823	19,721

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

										Redeemable
					Accumulated					Noncontrolling
					Other				Total	Interest
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Equity	(Temporary
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Interest	(Permanent)	Equity)

Balance, September 30, 2009	22,105	$216	$455,259	$(91,420)	$(360)	1,954	$(44,797)	$18,184	$337,082	$7,448
Stock awards, including cancelations and income tax benefit	374	—	1,979	—	—	—	—	—	1,979	—
Tax withholdings for vested restricted stock awards	(32)	—	(293)	—	—	—	—	—	(293)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(14,005)	(14,005)	(3,560)
Acquisitions and other transactions impacting noncontrolling interest	—	—	—	—	—	—	—	11	11	(43)
Sale of equity interest	—	—	113	—	—	—	—	27	140	—
Comprehensive loss:
Net loss	—	—	—	(26,682)	—	—	—	3,468	(23,214)	2,250
Change in fair value of interest rate swap, net of income tax benefit (*)	—	—	—	—	(35)	—	—	—	(35)	—

Total comprehensive loss									(23,249)	2,250

Balance, June 30, 2010	22,447	$216	$457,058	$(118,102)	$(395)	1,954	$(44,797)	$7,685	$301,665	$6,095

(*)	Tax benefits were $23 for the nine months ended June 30, 2010.
See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2010	2009
Net (loss) income	$(20,964)	$18,184
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(3,895)	(8,793)
Bad debt expense	36,241	28,798
Depreciation	23,054	19,179
Amortization	24	24
Loss on disposal of property, equipment and other assets	39	127
Share-based compensation expense	2,380	2,068
Loss on early extinguishment of debt	—	6,702
Amortization of loan acquisition costs	745	774
Impairment of property and equipment	42,761	—
Equity in earnings of unconsolidated affiliates, net of distributions received	3,259	1,777
Deferred income taxes	(14,966)	58
Change in assets and liabilities that relate to operations:
Accounts receivable	(38,557)	(22,427)
Medical supplies	(429)	(2,173)
Prepaid and other assets	(1,379)	(2,230)
Accounts payable and accrued liabilities	(3,526)	3,597

Net cash provided by operating activities of continuing operations	24,787	45,665
Net cash provided by operating activities of discontinued operations	6,394	8,163

Net cash provided by operating activities	31,181	53,828

Investing activities:
Purchases of property and equipment	(16,842)	(68,038)
Proceeds from sale of property and equipment	110	836
Sale of interest in equity method investment	436	—

Net cash used in investing activities of continuing operations	(16,296)	(67,202)
Net cash (used in) provided by investing activities of discontinued operations	(1,044)	2,554

Net cash used in investing activities	(17,340)	(64,648)

Financing activities:
Proceeds from long-term debt	—	83,479
Repayments of long-term debt	(16,678)	(115,515)
Repayments of obligations under capital leases	(1,381)	(827)
Distributions to noncontrolling interest	(9,334)	(10,312)
Investment by noncontrolling interest	109	—
Sale of equity interest in subsidiary	140	—
Proceeds from the exercise of stock options	—	77
Tax withholding of vested restricted stock awards	(293)	—

Net cash used in financing activities of continuing operations	(27,437)	(43,098)
Net cash used in financing activities of discontinued operations	(9,063)	(5,241)

Net cash used in financing activities	(36,500)	(48,339)

Net decrease in cash and cash equivalents	(22,659)	(59,159)
Cash and cash equivalents:
Beginning of period	61,701	112,068

End of period	$39,042	$52,909

Cash and cash equivalents of continuing operations	27,396	42,725
Cash and cash equivalents of discontinued operations	11,646	10,184
See notes to unaudited consolidated financial statements

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
1. Business and Basis of Presentation
     MedCath Corporation (the “Company”) primarily focuses on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians, most of whom are cardiologists and cardiovascular surgeons. While each of the Company’s hospitals (collectively, the “Hospital Division”) is licensed as a general acute care hospital, the Company focuses on serving the unique needs of patients suffering from cardiovascular disease. As of June 30, 2010, the Company and its physician partners have an ownership interest in and currently operate ten hospitals in seven states, with a total of 825 licensed beds, 58 of which are related to the Heart Hospital of Austin (“HHA”), whose assets, liabilities, and operations are included within discontinued operations. See Note 3 for further discussion related to the divestiture of HHA.
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
     The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a noncontrolling interest in the Avera Heart Hospital of South Dakota and Harlingen Medical Center as of June 30, 2010. Therefore, the Company is unable to consolidate these hospitals’ results of operations and financial position, but rather is required to account for its noncontrolling interests in these hospitals as equity method investments.
     In March, 2010, the Company’s Board of Directors decided to begin a strategic alternatives review (the “Strategic Alternatives Review”) to consider the sale of either the Company or the sale of its individual hospitals and other assets. The Strategic Alternatives Review process is continuing. The Company cannot provide any assurance regarding the result of this process.
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
     Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of certain of its investees’ operating agreements, to purchase some or all of the noncontrolling interests related to certain of the Company’s subsidiaries. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2010, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are carried as redeemable noncontrolling interests in equity of consolidated subsidiaries on the Company’s consolidated balance sheets.

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
     The Company’s unaudited interim consolidated financial statements as of June 30, 2010 and for the three and nine months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America hereafter, (“generally accepted accounting principles”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the nine months ended June 30, 2010, the Company has not made any material changes in the selection or application of its critical accounting policies that were set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
     The Company has evaluated the provisions of the Patient Protection and Affordable Care Act, as enacted on March 23, 2010 and the Health Care and Education Reconciliation Act of 2010 as enacted on March 30, 2010 (collectively the “Health Reform Laws”). The Company is unable to predict at this time the full impact of the Health Reform Laws on the Company and its consolidated financial statements.
     Long-Lived Assets — Long-lived assets, such as property, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values, and third-party independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.
     Due to a decline in operating performance at certain hospitals during fiscal 2009, the Company performed impairment tests utilizing undiscounted cash flows as of September 30, 2009. The results of those tests indicated that no impairment existed as of that date. Due to continued declines in the operating performance of certain hospitals during the first six months of fiscal 2010, the Company performed impairment tests using undiscounted cash flows to determine if the carrying value of these hospital’s long-lived assets were recoverable as of March 31, 2010. The results indicated the current carrying value of the assets at certain hospitals were not recoverable. The Company compared the fair value of those assets to their respective carrying values in order to determine the amount of impairment. The Company recognized impairment charges based on the amount each group of assets’ carrying value exceeded its fair value. The Company’s fair value estimates were derived by management using independent appraisals, established market values of comparable assets, and internal estimates of future discounted net cash flows.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     During the three months ended June 30, 2010, additional information became available relative to the fair market value of certain assets as a result of the Company’s ongoing Strategic Alternatives Review. As a result, it was determined that additional impairment may have occurred related to assets within its Hospital Division and Corporate and other. The Company performed impairment tests using undiscounted cash flows to determine if the carrying value of the long-lived assets were recoverable as of June 30, 2010. The results indicated the current carrying value of the assets were not recoverable. The Company compared the fair value of those assets to their respective carrying values in order to determine the amount of impairment. The Company recognized an impairment charge based on the amount each group of assets’ carrying value exceeded its fair value. The Company’s fair value estimates were derived by management from independent third party market offers and internal estimates of future discounted net cash flows.
     These fair value estimates could change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals, how the hospitals are operated in the future, changes in health care industry trends and regulations, the impact of future decisions relative to the Company’s Strategic Alternatives Review, and the impact on the nature and timing of the ultimate disposition of the assets. The impairments recognized do not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals could be significantly less than their impaired value. See Note 13 for the impairment charges recorded to property and equipment and Note 15 for further discussions as to the Company’s determination of fair value.
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
3. Divestitures
     During August 2010, the Company entered into a definitive agreement to sell substantially all of the assets, and to assign certain of the liabilities, of Arizona Heart Hospital, LLC for approximately $32.0 million. The transaction is expected to close after finalization of certain closing conditions.
     During February 2010, the Company entered into an agreement to sell certain assets and liabilities of HHA for approximately $83.6 million. The sale is expected to close after all regulatory approvals are obtained. The Company has classified the results of operations of HHA within income from discontinued operations, net of taxes for the three and nine months ended June 30, 2010 and 2009. The assets and liabilities of HHA have been classified within current and non-current assets and current and long-term liabilities of discontinued operations on the consolidated balance sheets as of June 30, 2010 and September 30, 2009.
     During September 2009, the MedCath Partners Division of the Company sold the assets of Sun City Cardiac Center Associates (“Sun City”) for $16.9 million, which resulted in a gain of $3.2 million, net of taxes. The Company has classified the results of operations of Sun City within income from discontinued operations, net of taxes for the three and nine months ended June 30, 2010 and 2009. The assets and liabilities of Sun City have been classified within current assets and current liabilities of discontinued operations on the consolidated balance sheets as of June 30, 2010 and September 30, 2009.
     During December 2008, the MedCath Partners Division of the Company sold its entire interest in Cape Cod Cardiology Services, LLC (“Cape Cod”) for $6.9 million, which resulted in a gain of $4.0 million, net of taxes. The Company has classified the results of operations of Cape Cod within income from discontinued operations, net of taxes for the three and nine months ended June 30, 2009.
     During May 2008, the Hospital Division of the Company sold the net assets of Dayton Heart Hospital (“DHH”). The Company has classified the results of operations related to the remaining assets and liabilities associated with DHH within income from discontinued operations, net of taxes for the three and nine months ended June 30, 2010 and 2009. The assets and liabilities of DHH have been classified within current assets and current liabilities of discontinued operations on the consolidated balance sheets as of June 30, 2010 and September 30, 2009.
     The results of operations and the assets and liabilities of discontinued operations included in the consolidated statements of operations and consolidated balance sheets are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Net revenue	$23,415	$26,797	$71,482	$84,634
Gain from sale of Cape Cod	—	—	—	6,640
Income before income taxes	3,070	1,182	5,567	13,071
Income tax expense	907	304	1,672	4,278

Net income before noncontrolling interest	2,163	878	3,895	8,793
Less: Net income attributable to noncontrolling interest	(824)	(405)	(1,331)	(2,177)

Net income attributable to MedCath Corporation	$1,339	$473	$2,564	$6,616

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)

	June 30,	September 30,
	2010	2009

Cash and cash equivalents	$11,646	$29,818
Accounts receivable, net	10,182	11,821
Other current assets	4,344	3,339

Current assets of discontinued operations	$26,172	$44,978

Property and equipment, net	$43,612	$44,532
Other assets	3,129	2,817

Long-term assets of discontinued operations	$46,741	$47,349

Accounts payable	$14,369	$14,956
Accrued liabilities	4,484	4,820
Current portion of long-term debt and obligations under capital leases	209	56

Current liabilities of discontinued operations	$19,062	$19,832

Long-term debt and obligations under capital leases	$35,117	$35,359
Other long-term obligations	755	362

Long-term liabilities of discontinued operations	$35,872	$35,721

4. Accounts Receivable
Accounts receivable, net, consists of the following:

	June 30,	September 30,
	2010	2009
Receivables, principally from patients and third-party payors	$140,281	$126,577
Receivables, principally from billings to hospitals for various cardiovascular procedures	1,368	1,494
Amounts due under management contracts	217	228
Other	5,186	5,503

	147,052	133,802
Less allowance for doubtful accounts	(85,822)	(74,889)

Accounts receivable, net	$61,230	$58,913

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
5. Equity Investments
     The Company owns noncontrolling interests in the Avera Heart Hospital of South Dakota, Harlingen Medical Center, and certain diagnostic ventures and partnerships, for which the Company neither has substantive control nor is the primary beneficiary. Therefore, the Company does not consolidate the results of operations and financial position of these entities, but rather accounts for its noncontrolling ownership interest in the hospitals and other ventures as equity method investments.
     During the second and third quarters of fiscal 2010, the MedCath Partners Division sold its entire interest in two ventures, resulting in an immaterial loss.
     The following tables represent summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Net revenue	$56,368	$56,196	$167,199	$171,405
Income from operations	$11,161	$12,070	$34,102	$37,118
Net income	$8,871	$9,750	$27,280	$30,326

	June 30,	September 30,
	2010	2009

Current assets	$56,270	$68,174
Long-term assets	$146,207	$148,993
Current liabilities	$23,547	$25,770
Long-term liabilities	$122,869	$122,629
6. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	September 30,
	2010	2009

Credit Facility	$69,375	$80,000
Notes payable to various lenders	—	6,054

	69,375	86,054
Less current portion	(13,125)	(19,491)

Long-term debt	$56,250	$66,563

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
     The Company is required to make mandatory prepayments of principal in specified amounts upon the occurrence of certain events identified in the Credit Facility and is permitted to make voluntary prepayments of principal under the Credit Facility. The Term Loan is subject to amortization of principal in quarterly installments, which began March 31, 2010. The maturity date of both the Term Loan and the Revolver is November 10, 2011.
     The $69.4 million outstanding under the Credit Facility at June 30, 2010 related to the Term Loan. At June 30, 2010 the Term Loan bore interest at 3.35%. The maximum availability under the Revolver is $85.0 million which was reduced by outstanding letters of credit totaling $1.7 million at June 30, 2010.
     During the third quarter ended June 30, 2010, the Company repaid the remaining $4.2 million note payable obligations to certain equipment lenders on behalf of its consolidated subsidiary, TexSAn Heart Hospital.
     During December 2008, the Company redeemed its outstanding 9 7/8% senior notes (the “Senior Notes”) issued by MedCath Holdings Corp., a wholly owned subsidiary of the Company, for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Credit Facility and available cash on hand. In addition to the aforementioned repurchase premium, the Company incurred $2.0 million in expense related to the write-off of previously incurred financing costs associated with the Senior Notes. The repurchase premium and write off of previously incurred financing costs have been included in the consolidated statements of operations as loss on early extinguishment of debt for the nine months ended June 30, 2009.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     Debt Covenants—At September 30, 2009, the Company was in violation of financial covenants under equipment loans at its consolidated subsidiary TexSAn Heart Hospital. Accordingly, the total outstanding balance for these loans of $6.1 million was included in the current portion of long-term debt and obligations under capital leases on the Company’s consolidated balance sheet. These loans were paid in-full as of June 30, 2010. As of June 30, 2010, the Company was in compliance with all covenants governing its outstanding debt.
     Fair Value of Financial Instruments—The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at June 30, 2010 and September 30, 2009. The estimated fair value of long-term debt, including the current portion, at June 30, 2010 was approximately $110.2 million ($40.8 million related to discontinued operations) as compared to a carrying value of $104.0 million ($34.6 million related to discontinued operations). At September 30, 2009, the estimated fair value of long-term debt, including the current portion, was approximately $127.6 million ($41.4 million related to discontinued operations) as compared to a carrying value of $121.4 million ($35.3 million related to discontinued operations). Fair value of the Company’s fixed rate debt was estimated using discontinued cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of arrangements and market information. The fair value of the Company’s variable rate debt was determined to approximate its carrying value due to the underlying variable interest rates.
7. Contingencies and Commitments
     Contingencies — The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders, freezes, and funding reductions, all of which may significantly affect the Company. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program, the Centers for Medicare and Medicaid Services (“CMS”).
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
     In 2005, the CMS began using recovery audit contractors (“RAC”) to detect Medicare overpayments not identified through existing claim review mechanisms. RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. The CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process. The Company believes the claims for reimbursement submitted to the Medicare program by the Company’s facilities have been accurate, however the Company is unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through June 30, 2010. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
     During the prior fiscal year, the Company refunded certain reimbursements to CMS related to carotid artery stent procedures performed during prior fiscal years at two of the Company’s consolidated subsidiary hospitals. The U.S. Department of Justice (“DOJ”) initiated an investigation related to the Company’s return of these reimbursements. As a result of the DOJ’s investigation, the Company negotiated a settlement agreement during the third quarter of fiscal 2009 with the DOJ whereby the Company was expected to pay approximately $0.8 million to settle and obtain a release from any federal civil false claims liability related to the DOJ’s investigation. The DOJ allegations do not involve patient care, and relate solely to whether the procedures were properly reimbursable by Medicare. The settlement would not include any finding of wrong-doing or any admission of liability. As part of the settlement, the Company negotiated with the Department of Health and Human Services, Office of Inspector General (“OIG”), to obtain a release from any federal health care program permissive exclusion actions to be instituted by the OIG. During the quarter ended December 31, 2009 the Company paid $0.6 million of the $0.8 million initially accrued within other accrued liabilities on the consolidated balance sheet as of September 30, 2009. As of June 30, 2010, $0.2 million remained accrued within other accrued liabilities on the consolidated balance sheet.
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
     The Company has a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company additionally has insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners Division. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of June 30, 2010 and September 30, 2009, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was $3.0 million and $4.5 million, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.
     In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $3.4 million and $3.5 million as of June 30, 2010 and September 30, 2009, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $175,000 per plan participant.
     Commitments — The Company’s consolidated subsidiary hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care services and anesthesiology services, among other services. These guarantees extend for the duration of the underlying service agreements. As of June 30, 2010, the maximum potential future payments that the Company could be required to make under these guarantees was approximately$31.6 million ($0.6 million related to discontinued operations) through June 2013. At June 30, 2010 the Company had total liabilities of $14.0 million ($0.6 million related to discontinued operations) for the fair value of these guarantees, of which $8.7 million is in other accrued liabilities and $0.2 million in current liabilities of discontinued operations, and $4.7 million is in other long term obligations and $0.4 million in long-term liabilities of discontinued operations. Additionally, the Company had assets of $14.2 million ($0.6 million related to discontinued operations) representing the future services to be provided by the physicians, of which $8.4 million is in prepaid expenses and other current assets and $0.2 million in current assets of discontinued operations, and $5.2 million is in other assets and $0.4 million in non-current assets of discontinued operations.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
8. Earnings per Share Data
     Basic — The calculation of basic earnings per share includes 150,900 and 95,900 of restricted stock units that have vested but as of June 30, 2010 and 2009, respectively, have not been converted into common stock. See Note 9 as it relates to restricted stock units granted to directors of the Company.
     Diluted — The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 1,205,587 shares of common stock at prices ranging from $4.75 to $33.05, which were outstanding at June 30, 2009, as well as 487,335 shares of restricted stock which were outstanding at June 30, 2009. Of the outstanding stock options and restricted stock 1,692,922 and 1,637,260 have not been included in the calculation of diluted earnings per share for the three and nine months ended June 30, 2009, respectively, because the stock options and restricted stock were anti-dilutive. No options or restricted stock were included in the calculation of diluted earnings per share for the three and nine months ended June 30, 2010, as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of taxes.
9. Stock Based Compensation
     Compensation expense from the grant of equity awards made to employees and directors is recognized based on the estimated fair value of each award over each applicable awards vesting period. The Company estimates the fair value of equity awards on the date of grant using, either an option-pricing model for stock options or the closing market price of the Company’s stock for restricted stock and restricted stock units. Stock based compensation expense is recognized on a straight-line basis over the requisite service period for the awards that are ultimately expected to vest. Stock based compensation expense recorded during the three and nine months ended June 30, 2010 was $0.6 million and $2.4 million, respectively. The associated tax benefits related to the compensation expense recognized for the three and nine months ended June 30, 2010 was $0.2 million and $1.0 million, respectively. Stock based compensation expense recorded during the three and nine months ended June 30, 2009 was $0.2 million and $2.1 million, respectively. The associated tax benefits related to the compensation expense recognized for the three and nine months ended June 30, 2009 was $0.1 million and $0.8 million, respectively.
     Stock Options
     The following table summarizes the Company’s stock option activity:

	For the Three Months Ended
	June 30, 2010		June 30, 2009
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	975,637	$22.14	1,302,587	$21.60

Exercised	—	—	(7,000)	10.95
Cancelled	(4,000)	16.91	(90,000)	21.60

Outstanding stock options, end of period	971,637	$22.17	1,205,587	$21.66

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)

	For the Nine Months Ended
	June 30, 2010		June 30, 2009
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	1,027,387	$22.25	1,776,837	$22.15

Granted	—	—	82,000	17.46
Exercised	—	—	(7,000)	10.95
Cancelled	(55,750)	23.80	(646,250)	22.59

Outstanding stock options, end of period	971,637	$22.17	1,205,587	$21.66

     Restricted Stock Awards
     During the nine months ended June 30, 2010, the Company granted to employees 401,399 shares of restricted stock. No shares of restricted stock were granted during the three months ended June 30, 2010. During the three and nine months ended June 30, 2009, the Company granted to employees 96,725 and 520,878 shares of restricted stock, respectively. Restricted stock granted to employees, excluding executives of the Company, vest annually on December 31 over a three year period. Executives of the Company (defined by the Company as vice president or higher) received two equal grants of restricted stock. The first grant vests annually in equal installments on December 31 over a three year period. The second grant vests annually on December 31 over a three year period if certain performance conditions are met. During the nine months ended June 30, 2010, the Company granted 89,600 shares of restricted stock units to directors. During the nine months ended June 30, 2009, the Company granted 95,900 shares of restricted stock units to directors. No restricted stock units were granted during the three months ended June 30, 2010 and 2009. Restricted stock units granted to directors are fully vested at the date of grant and are paid in shares of common stock upon each applicable director’s termination of service on the board. At June 30, 2010, the Company had $3.8 million of unrecognized compensation expense associated with restricted stock awards.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     The following table summarizes the Company’s restricted stock award activity:

	For the Three Months Ended
	June 30, 2010		June 30, 2009
	Number of		Number of
	Restricted	Weighted-	Restricted	Weighted-
	Stock Awards	Average	Stock Awards	Average
	and Units	Grant Price	and Units	Grant Price
Outstanding restricted stock awards and units, beginning of period	1,025,700	$8.49	559,116	$9.74

Granted	—	—	96,725	9.42
Vested	(37,800)	7.56	—	—
Cancelled	(52,870)	8.04	(72,606)	9.40

Outstanding restricted stock awards and units, end of period	935,030	$8.63	583,235	$9.73

	For the Nine Months Ended
	June 30, 2010		June 30, 2009
	Number of		Number of
	Restricted	Weighted-	Restricted	Weighted-
	Stock Awards	Average	Stock Awards	Average
	and Units	Grant Price	and Units	Grant Price
Outstanding restricted stock awards and units, beginning of period	654,327	$9.64	123,982	$19.28

Granted	490,999	7.24	616,778	9.01
Vested	(141,695)	8.65	(52,106)	20.50
Cancelled	(68,601)	8.28	(105,419)	11.42

Outstanding restricted stock awards and units, end of period	935,030	$8.63	583,235	$9.73

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
10. Reportable Segment Information
     The Company’s reportable segments consist of the Hospital Division and the MedCath Partners Division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Net revenue:
Hospital Division	$128,622	$119,838	$380,374	$366,969
MedCath Partners Division	3,117	4,643	10,109	14,133
Corporate and other	108	107	332	308

Consolidated totals	$131,847	$124,588	$390,815	$381,410

(Loss) income from operations:
Hospital Division	$(17,775)	$2,030	$(33,854)	$20,606
MedCath Partners Division	(452)	(62)	(1,141)	(548)
Corporate and other	(4,232)	(1,823)	(9,975)	(6,868)

Consolidated totals	$(22,459)	$145	$(44,970)	$13,190

	June 30,	September 30,
	2010	2009
Aggregate identifiable assets:
Hospital Division	$446,702	$517,849
MedCath Partners Division	25,013	27,205
Corporate and other	41,112	45,394

Consolidated totals	$512,827	$590,448

     Substantially all of the Company’s net revenue in its Hospital Division and MedCath Partners Division is derived directly or indirectly from patient services. The amounts presented for Corporate and other primarily includes general overhead and administrative expenses and financing activities as components of (loss) income from operations and certain cash and cash equivalents, prepaid expenses, other assets, and operations of the business not subject to separate segment reporting within identifiable assets.
     The Hospital Division assets include $71.3 million and $72.4 million of assets related to discontinued operations as of June 30, 2010 and September 30, 2009, respectively. The MedCath Partners Division assets included $1.6 million and $19.9 million of assets related to discontinued operations as of June 30, 2010 and September 30, 2009, respectively.
11. Intangible Assets
     As of June 30, 2010 and September 30, 2009, the Company’s intangible assets, which are included in other assets on the consolidated balance sheets, are detailed in the following table:

	June 30, 2010		September 30, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets	$555	$(256)	$555	$(213)
     The estimated aggregate amortization expense for each of the next five year periods ending June 30 are $57 for fiscal 2010, $45 for fiscal 2011, and $32 for fiscal 2012, 2013, and 2014.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
12. Comprehensive Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(10,461)	$2,769	$(20,964)	$18,184
Changes in fair value of interest rate swap, net of tax benefit	(67)	126	(35)	(147)

Comprehensive (loss) income	(10,528)	2,895	(20,999)	18,037
Less: Net income attributable to noncontrolling interest	(2,355)	(2,273)	(5,718)	(9,860)

Comprehensive (loss) income attributable to MedCath Corporation common stockholders	$(12,883)	$622	$(26,717)	$8,177

13. Property and Equipment

	June 30,	September 30,
	2010	2009

Land	$30,558	$32,629
Buildings	234,194	263,796
Equipment	225,385	217,362
Construction in progress	1,077	17,434

Total, at cost	491,214	531,221
Less accumulated depreciation	(201,353)	(189,827)

Property and equipment, net	$289,861	$341,394

     During the three and nine months ended June 30, 2010 the Company recorded $22.8 million and $42.8 million of impairment charges to the consolidated statement of operations, respectively. See Note 1 for further discussion related to these impairment charges.
14. Other Assets
     The Company’s Corporate and other division entered into a note receivable agreement with a third party during 2008. During the second quarter ended March 31, 2010, the Company deemed the note receivable to be uncollectable due to the third party’s inability to repay the note and the insufficiency of the value of the collateral securing the note. As a result a loss of $1.5 million was recorded on the consolidated statement of operations during the nine months ended June 30, 2010.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
15. Fair Value Measurements
     As described in Note 2 Recent Accounting Pronouncements the Company adopted the accounting standard issued by the FASB that defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements. The FASB delayed the effective date of this new standard for all nonfinancial assets and liabilities whose fair values are measured on a nonrecurring basis, typically relate to long-lived assets. The Company is now required to provide additional disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a non-recurring basis. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as independent third party market offers. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of discounted future cash flows or third party appraisals.
     As of March 31, 2010 the fair values of certain longed lived assets within the Hospital Division were $78.9 million, $32.0 million was derived from Level 2 inputs and $46.9 million was derived from Level 3 inputs, resulting in an impairment of $19.9 million for the three and six month period ended March 31, 2010.
     As of June 30, 2010 the fair values of certain long lived assets within the Hospital Division and Corporate and other were $54.3 million, all of which was derived from Level 2 inputs, resulting in an impairment of $22.8 million for the three month period ended June 30, 2010 and $42.8 million for the nine months ended June 30, 2010. See Notes 1 and 13 for further disclosure regarding these impairments.
16. Income Taxes
     As of June 30, 2010 the Company had a net deferred tax asset of $12.9 million, $12.3 million were current deferred tax assets and $0.6 million were long term deferred tax assets. As of September 30, 2009 the Company had a net deferred tax liability of $1.7 million, $12.2 million were current deferred tax assets and $13.9 million were long term deferred tax liabilities. The change in the Company’s net deferred tax position was primarily due to the recording of $8.8 million and $16.4 million in deferred tax assets in connection with the Company’s impairments of property and equipment during the three and nine month periods ended June 30, 2010, respectively.

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
Overview
     General. We are a healthcare provider focused primarily on providing high acuity services, predominantly the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We have ownership interests in and operate ten hospitals, with a total of 825 licensed beds, 58 of which are related to HHA, whose assets, liabilities, and operations are included within discontinued operations. Our nine hospitals that currently comprise our continuing operations have 767 licensed beds, of which 678 are staffed and available, and are located in seven states: Arizona, Arkansas, California, Louisiana, New Mexico, South Dakota, and Texas. During May 2009, we completed our 79 licensed bed expansion at Louisiana Medical Center and Heart Hospital (“LMCHH”) and built space for an additional 40 beds at that hospital. During October 2009, we opened a new acute care hospital, Hualapai Mountain Medical Center (“HMMC”), in Kingman, Arizona. This hospital is designed to accommodate a total of 106 licensed beds, with an initial opening of 70 of its licensed beds.
     In addition to our hospitals, we currently own and/or manage 12 cardiac diagnostic and therapeutic facilities. Nine of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining three facilities are not located at hospitals and offer only diagnostic procedures.
     In March, 2010, the Company’s Board of Directors began the Strategic Alternatives Review to consider the sale of either the Company or the sale of its individual hospitals and other assets. The Strategic Alternatives Review process is continuing. The Company cannot provide any assurance regarding the result of this process. As a result, the Company’s Strategic Alternatives Review process may collect information relative to the fair market value of our assets which could result in additional impairments. However, generally accepted accounting principles do not allow us to recognize a gain if the fair value of our assets exceeds their carrying value until the disposition of those assets occurs.
     Same Facility Hospitals. Our policy is to include, on a same facility basis, only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated Hospital Division for the three and nine months ended June 30, 2010, we exclude the results of operations of Hualapai Mountain Medical Center, which opened in October 2009.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our Hospital Division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended June 30,		Nine Months Ended June 30,
Division	2010	2009	2010	2009
Hospital	97.5%	96.2%	97.3%	96.2%
MedCath Partners	2.4%	3.7%	2.6%	3.7%
Corporate and other	0.1%	0.1%	0.1%	0.1%

Net Revenue	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended June 30,		Nine Months Ended June 30,
Payor	2010	2009	2010	2009
Medicare	49.9%	50.1%	52.9%	52.5%
Medicaid	5.0%	2.8%	4.7%	3.5%
Commercial and other, including self-pay	45.1%	47.1%	42.4%	44.0%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

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
     The Medicare and Medicaid programs are subject to statutory and regulatory changes (such as the Health Reform Laws), retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect our business. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including the fiscal intermediaries who administer the Medicare program, i.e., the CMS. Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a possibility that recorded estimates will change by a material amount in the future.

Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net revenue	$131,847	$124,588	$7,259	5.8%	100.0%	100.0%
Operating expenses:
Personnel expense	44,546	43,854	692	1.6%	33.8%	35.2%
Medical supplies expense	35,706	36,472	(766)	(2.1)%	27.1%	29.3%
Bad debt expense	13,642	10,406	3,236	31.1%	10.3%	8.3%
Other operating expenses	29,935	26,537	3,398	12.8%	22.7%	21.3%
Pre-opening expenses	—	754	(754)	(100.0)%	—	0.6%
Depreciation	7,636	6,466	1,170	18.1%	5.8%	5.2%
Amortization	8	8	—	—	—	—
Impairment of property and equipment	22,813	—	22,813	100.0%	17.3%	—
Loss (gain) on disposal of property, equipment and other assets	20	(54)	74	137.0%	—	—

(Loss) income from operations	(22,459)	145	(22,604)	N/M	(17.0)%	0.1%
Other income (expenses):
Interest expense	(1,131)	(396)	(735)	185.6%	(0.8)%	(0.3)%
Interest and other income	62	48	14	29.2%	—	—
Equity in net earnings of unconsolidated affiliates	2,262	2,265	(3)	(0.1)%	1.7%	1.8%

(Loss) income from continuing operations before income taxes	(21,266)	2,062	(23,328)	N/M	(16.1)%	1.6%
Income tax (benefit) expense	(8,642)	171	(8,813)	N/M	(6.6)%	0.1%

(Loss) income from continuing operations	(12,624)	1,891	(14,515)	(767.6)%	(9.5)%	1.5%
Income from discontinued operations, net of taxes	2,163	878	1,285	146.4%	1.6%	0.7%

Net (loss) income	(10,461)	2,769	(13,230)	(477.8)%	(7.9)%	2.2%
Less: Net income attributable to noncontrolling interest	(2,355)	(2,273)	(82)	3.6%	(1.8)%	(1.8)%

Net (loss) income attributable to MedCath Corporation	$(12,816)	$496	$(13,312)	N/M	(9.7)%	0.4%

Amounts attributable to MedCath Corporation common stockholders:
(Loss) income from continuing operations, net of taxes	$(14,155)	$23	$(14,178)	N/M	(10.7)%	—
Income from discontinued operations, net of taxes	1,339	473	866	183.1%	1.0%	0.4%

Net (loss) income	$(12,816)	$496	$(13,312)	N/M	(9.7)%	0.4%

N/M	Not meaningful
     HMMC, which is located in Kingman, AZ, opened in October 2009. For comparison purposes, the selected operating data below are presented on an actual consolidated basis and on a same facility basis for the periods indicated. Same facility basis excludes HMMC from operations for the three and nine months ended June 30, 2010.

	Three Months Ended June 30,
				2010 Same
	2010	2009	% Change	Facility	% Change

Selected Operating Data (a):
Number of hospitals	7	6		6
Licensed beds (b)	600	530		530
Staffed and available beds (c)	514	484		444
Admissions (d)	6,526	5,653	15.4%	6,042	6.9%
Adjusted admissions (e)	9,741	8,594	13.3%	8,837	2.8%
Patient days (f)	24,276	22,795	6.5%	22,582	(0.9)%
Adjusted patient days (g)	36,474	34,803	4.8%	33,284	(4.4)%
Average length of stay (days) (h)	3.72	4.03	(7.7)%	3.74	(7.2)%
Occupancy (i)	51.9%	51.8%		55.9%
Inpatient catheterization procedures (j)	2,971	2,735	8.6%	2,903	6.1%
Inpatient surgical procedures (k)	1,865	1,809	3.1%	1,769	(2.2)%
Hospital net revenue (in thousands except percentages)	$127,613	$118,104	8.1%	$120,148	1.7%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions are a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days are a general measure of combined inpatient and outpatient volume. We compute adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We compute occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
Net Revenue. Our consolidated net revenue increased 5.8% or $7.2 million to $131.8 million for the third quarter of fiscal 2010 from $124.6 million for the third quarter of fiscal 2009. Hospital Division net revenue increased 7.3%, or $8.8 million, for the third quarter of fiscal 2010 compared to the same period of fiscal 2009. Beginning in our first quarter of fiscal 2010, our MedCath Partners Division renegotiated certain management contracts, joint ventures, and management agreements. As a result, our MedCath Partners Division net revenue declined $1.5 million during the third quarter of fiscal 2010 compared to the same period of fiscal 2009. Net revenue on a same facility basis was as follows:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net revenue	$124,382	$124,588	$(206)	(0.2)%	100.0%	100.0%

     Same facility inpatient net revenue was 69.5% of the Hospital Division’s total same facility net patient revenue for the third quarter of fiscal 2010 compared to 65.9% for the third quarter of fiscal 2009. Inpatient cases for the third quarter of fiscal 2010 increased 6.9% compared to the third quarter of the prior year, however our total inpatient net revenue remained relatively flat as a result of a decline in procedures with higher net revenue per case such as open heart and AICD procedures. Inpatient open heart and AICD net revenues were down 12.9% and 18.2%, respectively, during the third quarter of fiscal 2010 as compared to the comparable period of fiscal 2009. We believe the decline is indicative that less invasive cardiac procedures, such as stents, and pharmaceutical treatments have been increasingly successful in treating patients suffering from cardiovascular disease. These decreases were offset by a 10.3% increase in inpatient bare metal and drug eluting stent procedures and a 48.1% increase in non-core procedure related net revenue. Inpatient stent revenues have increased as a result of the utilization of an independent third party to assist with the determination of patient clinical setting. The increase in non-cardiac related net revenue is due to the Hospital Division’s focus on diversifying the business from a dependence on cardiac cases and increasing cases in emergency department visits due to several of our hospital expansions.
     Outpatient cases, excluding emergency department cases, and net revenue decreased 2.3% and 3.2%, respectively for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. As noted above, the decrease in outpatient cases and net revenue was primarily due to the use of an independent third party to assist with the proper classification of patients as inpatient or outpatient. Emergency department visits and net revenue increased 5.9% and 8.1%, respectively for the third quarter of fiscal 2010 compared to the same period of fiscal 2009 due to the mix of the procedures performed.
     Same facility net revenue for the third quarter of fiscal 2010 included charity care deductions of $1.9 million compared to charity care deductions of $0.6 million for the third quarter of fiscal 2009. The increase is the result of more uninsured patients applying and qualifying for charity care.
     Personnel expense. Our consolidated personnel expense increased 1.6% to $44.5 million for the third quarter of fiscal 2010 from $43.9 million for the third quarter of fiscal 2009. Personnel expense on a same facility basis was as follows:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Personnel expense	$41,208	$43,854	$(2,646)	(6.0)%	33.1%	35.2%
     The $2.6 million reduction in same facility personnel expense was primarily due to an overall reduction in the majority of all personnel related expenses to better align our expenses with the level of care required for our patients. We also incurred a $0.6 million reduction in other salaries and wages expense attributable to our MedCath Partners Division due to a decrease in the staff related to fewer ventures. These decreases were partially offset by an increase of $0.4 million in stock based compensation. Certain employees and directors were granted restricted stock during fiscal 2010 and 2009, thus incrementally increasing our quarterly expense. We recognize employee restricted stock based compensation expense over the periods in which they are expected to vest.
     Medical supplies expense. Our consolidated medical supplies expense decreased 2.1% to $35.7 million for the third quarter of fiscal 2010 from $36.5 million for the third quarter of fiscal 2009. Medical supplies expense on a same facility basis was as follows:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Medical supplies expense	$34,363	$36,472	$(2,109)	(5.8)%	27.6%	29.3%
     The majority of the $2.1 million decrease in medical supplies for the third quarter of fiscal 2010 compared to the same period of the prior year is attributable to the decline in open heart and AICD cases. Cardiac related cases such as open heart and AICD procedures have higher supply related costs compared to the supply costs of our non-cardiac related cases. In addition, we have negotiated a decline in the unit cost of our drug-eluting stents and our utilization of stents per case has declined.

     Bad debt expense. Our consolidated bad debt expense increased 31.1% to $13.6 million for the third quarter of fiscal 2010 from $10.4 million for the third quarter of fiscal 2009. As a percentage of net revenue, bad debt expense increased to 10.3% for the third quarter of fiscal 2010 as compared to 8.3% for the comparable period of fiscal 2009. Bad debt expense on a same facility basis was as follows:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Bad debt expense	$12,506	$10,406	$2,100	20.2%	10.1%	8.3%
     Our total same facility uncompensated care including charity care and bad debt expense was 11.8% of total same facility net patient hospital revenue for the third quarter of fiscal 2010 compared to 9.2% of total same facility net patient revenue for the third quarter of fiscal 2009. The total number of patients that applied and qualified for charity care increased during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. We reported $1.3 million more charity care deductions to net revenue during the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009. Bad debt expense alone (not including charity care) increased $2.1 million for the third quarter of fiscal 2010 compared to the same period of fiscal 2009. The increase in bad debt expense is directly attributable to an increase in the patient account receivable balance after insurance plan payments. Our self-pay accounts receivable after insurance balance prior to bad debt reductions has increased approximately 15.3% for the third quarter of fiscal 2010 compared to the balance for the third quarter of fiscal 2009.
     Other operating expenses. Our consolidated other operating expenses increased 12.8% to $29.9 million for the third quarter of fiscal 2010 from $26.5 million for the third quarter of fiscal 2009. Other operating expense on a same facility basis was as follows:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Other operating expense	$27,673	$26,537	$1,136	4.3%	22.2%	21.3%
     Our total same facility other operating expense increased $1.1 million for the third quarter of fiscal 2010 compared to fiscal 2009. The material and notable increases in operating expenses were as reflected below (in millions):

Salaries, wages and bonus expense of corporate division	$0.7
Primary care practice expenses	$0.6
Property tax	$0.3
Purchased services	$0.4
Repairs and maintenance	$0.3
Professional fees	$(0.4)
Fees and penalties	$(0.8)
     Corporate salaries and wages have declined $1.0 million due to natural attrition related to our Strategic Alternatives Review and a reduction in hiring of new employees as we explore these alternatives. In addition, we incurred $0.4 million in severance during the third quarter of fiscal 2009 compared to no severance during the third quarter of fiscal 2010. The decrease in salaries and wages was offset by a $1.7 million increase in bonus expense. Bonuses are accrued based on the expected attainment of operating performance and/or individual goals. During the third quarter of fiscal 2009 it was management’s estimate that the attainment of goals required for bonus payout was unlikely and a reduction in bonus expense was recorded at that time. A similar reduction was taken during the second quarter of fiscal 2010 versus the third quarter of fiscal 2010 based on management’s current estimate of the attainment of these goals for fiscal 2010.

     We have a primary care practice at one of our hospitals, which was first organized during fiscal 2009. The $0.6 million increase in expense is a result of the addition of physicians to the practice during the third quarter of fiscal 2010 and 2009.
     The $0.3 million increase in property taxes is directly attributable to the recent expansions at several of our hospitals, which has increased the tax value of our property at these locations.
     Purchased services have increased $0.4 million as a result of an increase in the use of outside clinical and non-clinical providers for services such as anesthesiologist, hospitalist and emergency department personnel. The increases are the result of entering into new contracts with these vendors to ensure 24 hour coverage at our hospitals.
     Repair and maintenance expense for our Hospital Division increased $0.3 million for the third quarter of fiscal 2010 when compared to the same period of fiscal 2009 to the fact that our hospitals are aging and in need of higher maintenance.
     Professional fees for the third quarter of fiscal 2010 include charges of approximately $1.7 million related to legal, audit, consulting and board of director expenses in connection with the review of our Strategic Alternatives Review. Conversely, we incurred $1.1 million in professional fees during the third quarter of fiscal 2009 associated with an internal assessment of certain controls and procedures, resulting in a $0.6 million year over year increase in professional fees related to special projects. Offsetting this increase is a decline in professional fees related to recurring professional fees as a direct result of the reduction in new corporate initiatives and an overall reduction in outstanding legal matters (see fees and licenses reduction discussion below).
     During the third quarter of fiscal 2009 we incurred $0.8 million related to the anticipated settlement of regulatory claims at two of our hospitals related to the identification, return, and self-reporting of $0.7 million in reimbursement for certain procedures performed at those hospitals in prior fiscal years. We did not incur any fees or penalties during the third quarter of fiscal 2010.
     Interest expense. Interest expense increased $0.7 million to $1.1 million for the third quarter of fiscal 2010 from $0.4 million for the third quarter of fiscal 2009. The $0.7 million increase in interest expense is primarily attributable to the fact that no interest expense was capitalized during the third quarter of fiscal 2010, whereas $0.8 million of interest expense was capitalized during the comparable period of fiscal 2009 due to our expansion projects and construction of HMMC. The increase in interest expense due to the cessation of capitalized interest was offset by the overall reduction in our outstanding debt resulting in lower interest payments during the third quarter of fiscal 2010.
     Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in two unconsolidated hospitals, a hospital realty investment and several ventures within our MedCath Partners Division.
     Net earnings of unconsolidated affiliates in which we have a noncontrolling interest remained flat from the third quarter of fiscal 2009 to the third quarter of fiscal 2010.
     Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries increased to $2.4 million for the third quarter of fiscal 2010 from $2.3 million for the third quarter of fiscal 2009. Net income attributable to noncontrolling interests on a same facility basis was as follows:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net income attributable to noncontrolling interest	$2,886	$2,273	$613	27.0%	2.3%	1.8%
     On a same facility basis, net income attributable to noncontrolling interest increased $0.6 million due to a reduction in net income and an increase in our disproportionate share of losses from certain of our facilities.
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
     Income tax (benefit) expense. Income tax benefit was $8.6 million for the third quarter of fiscal 2010 compared to income tax expense of $0.2 million for the comparable period of fiscal 2009, which represents an effective tax rate of approximately 37.9% and 87.7% for the respective periods. The higher income tax rate for the three months of fiscal 2009 was the result of nondeductible permanent differences related to Medicare settlements as discussed in Note 7 of this report.
     Income from discontinued operations, net of taxes. Income from discontinued operations primarily includes HHA for the third quarter of fiscal 2010 and 2009. Income generated by HHA has increased as a result of not recording depreciation since the asset was classified as held for sale during the second quarter of fiscal 2010.

Results of Operations
Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net revenue	$390,815	$381,410	$9,405	2.5%	100.0%	100.0%
Operating expenses:
Personnel expense	136,055	131,884	4,171	3.2%	34.8%	34.6%
Medical supplies expense	107,453	105,829	1,624	1.5%	27.5%	27.7%
Bad debt expense	36,241	28,798	7,443	25.8%	9.3%	7.6%
Other operating expenses	89,292	81,039	8,253	10.2%	22.9%	21.2%
Pre-opening expenses	866	1,340	(474)	(35.4)%	0.2%	0.4%
Depreciation	23,054	19,179	3,875	20.2%	5.9%	5.0%
Amortization	24	24	—	—	—	—
Impairment of property and equipment	42,761	—	42,761	100.0%	10.9%	—
Loss on disposal of property, equipment and other assets	39	127	(88)	(69.3)%	—	—

(Loss) income from operations	(44,970)	13,190	(58,160)	(440.9)%	(11.5)%	3.5%
Other income (expenses):
Interest expense	(3,337)	(3,074)	(263)	8.6%	(0.9)%	(0.8)%
Loss on early extinguishment of debt	—	(6,702)	6,702	100.0%	—	(1.8)%
Interest and other income	156	220	(64)	(29.1)%	—	0.1%
Loss on note receivable	(1,507)	—	(1,507)	100.0%	(0.4)%	—
Equity in net earnings of unconsolidated affiliates	6,870	7,044	(174)	(2.5)%	1.8%	1.8%

(Loss) income from continuing operations before income taxes	(42,788)	10,678	(53,466)	(500.7)%	(11.0)%	2.8%
Income tax (benefit) expense	(17,929)	1,287	(19,216)	N/M	(4.6)%	0.3%

(Loss) income from continuing operations	(24,859)	9,391	(34,250)	(364.7)%	(6.4)%	2.5%
Income from discontinued operations, net of taxes	3,895	8,793	(4,898)	(55.7)%	1.0%	2.3%

Net (loss) income	(20,964)	18,184	(39,148)	(215.3)%	(5.4)%	4.8%
Less: Net income attributable to noncontrolling interest	(5,718)	(9,860)	4,142	(42.0)%	(1.4)%	(2.6)%

Net (loss) income attributable to MedCath Corporation	$(26,682)	$8,324	$(35,006)	(420.5)%	(6.8)%	2.2%

Amounts attributable to MedCath Corporation common stockholders:
(Loss) income from continuing operations, net of taxes	$(29,246)	$1,708	$(30,954)	N/M	(7.5)%	0.4%
Income from discontinued operations, net of taxes	2,564	6,616	(4,052)	(61.2)%	0.7%	1.8%

Net (loss) income	$(26,682)	$8,324	$(35,006)	(420.5)%	(6.8)%	2.2%

N/M	Not meaningful
     For comparison purposes, the selected operating data below are presented on an actual basis and on a same facility basis. Same facility basis excludes HMMC from operations for the nine months ended June 30, 2010. The following table presents selected operating data on a consolidated basis and a same facility basis for the periods indicated:

	Nine Months Ended June 30,
				2010 Same
	2010	2009	% Change	Facility	% Change

Selected Operating Data (a):
Number of hospitals	7	6		6
Licensed beds ( b )	600	530		530
Staffed and available beds ( c )	514	484		444
Admissions ( d )	19,347	17,883	8.2%	18,176	1.6%
Adjusted admissions ( e )	28,436	25,621	11.0%	26,252	2.5%
Patient days ( f )	72,536	69,841	3.9%	68,073	(2.5)%
Adjusted patient days ( g )	107,012	100,167	6.8%	98,809	(1.4)%
Average length of stay (days) ( h )	3.75	3.91	(4.1)%	3.75	(4.1)%
Occupancy ( i )	51.7%	52.9%		56.2%
Inpatients with a catheterization procedure (j)	8,824	8,993	(1.9)%	8,624	(4.1)%
Inpatient surgical procedures (k)	5,463	5,394	1.3%	5,237	(2.9)%
Hospital net revenue (in thousands except percentages)	$377,402	$363,790	3.7%	$358,086	(1.6)%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions are a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days are a general measure of combined inpatient and outpatient volume. We compute adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We compute occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.

     Net Revenue. Our consolidated net revenue increased 2.5% or $9.4 million to $390.8 million for the nine months ended June 30, 2010 from $381.4 million for the nine months ended June 30, 2009. Hospital Division net revenue increased 3.7% or $13.4 million, for the first nine months of fiscal 2010 compared to the same period of fiscal 2009. Beginning in our first quarter of fiscal 2010, our MedCath Partners Division renegotiated certain management contracts and several joint ventures. Consequently, certain management agreements within our MedCath Partners Division were terminated. As a result, our MedCath Partners Division net revenue declined $4.0 million during the nine months of fiscal 2010 compared to the same period of fiscal 2009. Net revenue on a same facility basis was as follows:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net revenue	$371,499	$381,410	$(9,911)	(2.6)%	100.0%	100.0%
     Same facility inpatient net revenue was 73.6% of the Hospital Division’s same facility net patient revenue for the nine months of fiscal 2010 compared to approximately 73.0% for the same period of fiscal 2009. Our total same facility inpatient cases increased 1.6% and inpatient net revenue was down 3.6% for the nine months of fiscal 2010 compared to the comparable period of fiscal 2009. This decline in net revenue was due primarily to a 1.8% reduction in our core cardiovascular related cases, resulting in a $14.7 million reduction in total same facility core cardiovascular net patient revenue offset by a 26.5% increase in our inpatient non-core procedure related net revenue. Total outpatient net revenue, excluding emergency department net revenue, increased 6.1% due to a 22.2% increase in outpatient AICD implants, pacer implants and EP studies/ablations net revenue. These procedures have increased due to the addition of physicians performing these procedures at certain of our hospitals. Emergency department net revenue increased 8.4% due to the mix of the procedures performed and the recent expansions at certain of our hospitals.
     Net revenue for the nine months of fiscal 2010 included charity care deductions of $6.1 million compared to charity care deductions of $2.7 million for the comparable period of fiscal 2009. The $3.4 million increase is the result of more uninsured patients applying and qualifying for charity care.
     Personnel expense. Our consolidated personnel expense increased 3.2% to $136.1 million for the nine months ended June 30, 2010 from $131.9 million for the comparable period of fiscal 2009. Personnel expense on a same facility basis was as follows:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Personnel expense	$125,590	$131,884	$(6,294)	(4.8)%	(33.8)%	34.6%
     The $6.3 million reduction in same facility personnel expense was primarily due to a $7.2 million reduction in salaries and wages, including temporary labor and bonuses, offset by a $0.9 million increase in employee benefits expense. We continue to experience reduction in salaries and wages as we focus on aligning our expenses with the level of care required for our patients. The total percentage of personnel expense is approximately the same for the nine months of fiscal 2010 and fiscal 2009. Our benefits expense increased as the result of an increase in the number of medical claims for the nine months of fiscal 2010 compared to the comparable period of fiscal 2009.
     Medical supplies expense. Our consolidated medical supplies expense increased 1.5% to $107.5 million for the nine months of fiscal 2010 from $105.8 million for the comparable period of fiscal 2009. Medical supplies expense on a same facility basis was as follows:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Medical supplies expense	$103,866	$105,829	$(1,963)	(1.9)%	(28.0)%	27.7%
     The $2.0 million decrease to medical supplies expense for the nine months of fiscal 2010 was due to lower volumes on procedures that have high net revenue per case, such as open heart procedures. We had an 11.6% reduction in open heart surgeries for the nine months of fiscal 2010 compared to the comparable period of fiscal 2009. With less open heart net revenue, the percentage of medical supplies increases as a percentage of net revenue. In addition, we have negotiated a decline in the unit cost of our drug-eluting stents and our utilization of stents per case has declined.

     Bad debt expense. Our consolidated bad debt expense increased 25.8% to $36.2 million for the nine months of fiscal 2010 from $28.8 million for the comparable period of fiscal 2009. As a percentage of net revenue, bad debt expense increased to 9.3% for the nine months of fiscal 2010 as compared to 7.6% for the comparable period of fiscal 2009. Bad debt expense on a same facility basis was as follows:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Bad debt expense	$33,288	$28,798	$4,490	15.6%	9.0%	7.6%
     Our total same facility Hospital Division uncompensated care including charity care and bad debt expense was 10.9% of total same facility net patient hospital revenue for the nine months of fiscal 2010 compared to 8.6% of total same facility net patient revenue for the comparable period of fiscal 2009. The total number of patients which applied and qualified for charity care increased during first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. We reported $3.4 million more charity deductions to net revenue during the nine months of fiscal 2010 when compared to the comparable period of fiscal 2009. Bad debt expense alone (not including charity care) increased $4.5 million for the nine months of fiscal 2010 compared to the comparable period of fiscal 2009. This is attributable to an increase in the self-pay portion of accounts balance after insurance plans and a corresponding increase in the percent of these accounts we believe are uncollectible for the nine months of fiscal 2010 compared to the same period of fiscal 2009.
     Other operating expenses. Our consolidated other operating expenses increased 10.2% to $89.3 million for the nine months of fiscal 2010 from $81.0 million for the comparable period of fiscal 2009. Other operating expense on a same facility basis was as follows:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Other operating expense	$82,112	$81,039	$1,073	1.3%	22.1%	21.2%
     Our same facility other operating expense increased $1.1 million for the nine months of fiscal 2010 compared to the comparable period of fiscal 2009. The material and notable increases in operating expenses were as reflected below (in millions):

Employee benefits	$1.4
Purchased contract services	$1.2
Professional fees	$0.8
Repairs and maintenance	$0.7
Travel	$(0.5)
Fees and penalties	$(0.8)
Corporate salaries, wages, bonus, recruitment and temporary labor	$(0.9)
Advertising expense	$(1.2)
Professional liability expense	$(1.6)
     Our corporate benefits expense was approximately $1.4 million higher due to an increase in employee medical claims during the nine months of fiscal 2010 compared to the same period of fiscal 2009.
     Purchased contract services have increased $1.2 million as a result of an increase in the use of outside clinical and non-clinical providers for services such as anesthesiologist, hospitalist and emergency department personnel. The increases are the result of entering into new contracts with these vendors to ensure 24 hour coverage at our hospitals.
     Our professional fees were $0.8 million higher for the nine months of fiscal 2010 compared to the comparable period of fiscal 2009 due to fees incurred related to the pending sale of HHA and fees related to our Strategic Alternatives Review.
     We incurred an additional $0.7 million of repairs and maintenance expense during the nine months of fiscal 2010 compared to the comparable period of fiscal 2009 as our newer facilities begin to age.
     Travel expense has declined during the nine months of fiscal 2010 compared to the comparable period of fiscal 2009 due to the reduction in the number of managed ventures in our MedCath Partners Division, which required travel to these facilities during fiscal 2009, and a reduction in corporate travel as we have ceased any travel related to new initiatives.

     During the nine months of fiscal 2009 we incurred $0.8 million related to penalty expense for the anticipated settlement of regulatory claims at two of our hospitals related to the identification, return and self-reporting of $0.7 million in reimbursement for certain procedures performed at those hospitals in prior fiscal years. We did not incur any fees or penalties during the nine months of fiscal 2010.
     Our corporate salary related expenses including bonuses, recruitment and temporary labor has declined $0.9 million for the nine months of fiscal 2010 compared to the comparable period for fiscal 2009. The decline is primarily due to the attrition we have experienced as a result of Strategic Alternatives Review as well as a reduction in temporary labor and recruiting expense as new initiatives have declined.
     Advertising expense was $1.2 million lower during the nine months of fiscal 2010 compared to the same period of fiscal 2009. We ran several advertising campaigns during the nine months of fiscal 2009 to promote our expanded facilities and to increase volumes in our emergency departments.
     Our medical malpractice expense was $1.6 million lower for the nine months of fiscal 2010 compared to the same period of fiscal 2009 due to specific high dollar claims incurred in fiscal 2009.
     Interest expense. Interest expense increased $0.2 million or 8.6% to $3.3 million for the nine months of fiscal 2010 from $3.1 million for the comparable period of fiscal 2009. The $0.2 million increase in interest expense is primarily attributable to the fact that no interest was capitalized during the nine months of fiscal 2010, whereas $2.3 million of interest was capitalized during the comparable period of fiscal 2009. This increase was offset by our overall reduction in our outstanding debt and interest rates on our outstanding debt.
     Loss on note receivable. Our corporate and other division entered into a note receivable agreement with a third party during 2008. The note receivable was deemed uncollectable and a loss of $1.5 million was recorded during the three month period ended March 31, 2010, due to our determination of the third party’s inability to repay the note and the insufficiency of the value of the collateral securing the note.
     Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in two unconsolidated hospitals, a hospital realty investment and several ventures within our MedCath Partners Division.
     Net earnings of unconsolidated affiliates in which we have a noncontrolling interest decreased during the nine months of fiscal 2010 to $6.9 million from $7.0 million for the same period of the prior year. The $0.1 million decrease was primarily due to hospitals in our Hospital Division in which we hold a noncontrolling interest.
     Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries decreased to $5.7 million for the nine months of fiscal 2010 from $9.9 million for the comparable period of fiscal 2009. Net income attributable to noncontrolling interest on a same facility basis was as follows:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net income attributable to noncontrolling interest	$8,004	$9,860	$(1,856)	(18.8)%	2.2%	2.6%
     On a same facility basis, net income attributable to noncontrolling interest decreased $1.9 million due to a reduction in net income and an increase in our disproportionate share of losses from certain of our facilities.
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
     Income tax (benefit) expense. Income tax benefit was $17.9 million for the nine months of fiscal 2010 compared to income tax expense of $1.3 million for the comparable period of fiscal 2009, which represents an effective tax rate of approximately 38.0% and 43.0% for the respective periods. The higher income tax rate for the nine months of fiscal 2009 was the result of nondeductible permanent differences related to Medicare settlements as discussed in Note 7 of this report.
     Income from discontinued operations, net of taxes. Discontinued operations decreased to income of $2.6 million, net of taxes for the nine months of fiscal 2010 from income of $6.6 million, net of taxes, for the comparable period of fiscal 2009. Income from discontinued operations during the nine months of fiscal 2010 reflected the operations of HHA and the related continued activities associated with DHH, which primarily related to accounts receivable and medical malpractice reserves. Income from discontinued operations from the same period of fiscal 2009 reflected the operating income from HHA, Sun City, Cape Cod, and the gain from the divestiture of Cape Cod, which was sold during the first quarter of fiscal 2009, offset by losses at DHH.

Liquidity and Capital Resources
     Working Capital and Cash Flow Activities. Our consolidated working capital from continuing operations was $50.5 million at June 30, 2010 and $35.1 million at September 30, 2009. Consolidated working capital from continuing operations increased $15.4 million due to an $8.4 million reduction in accounts payable due to a decrease in overall operating expenses, a $2.6 million decrease in other accrued liabilities primarily due to the final payments of our development costs associated with HMMC and LMCHH, and a decrease in the current portion of long-term debt of $6.1 million due to the payment of notes payable related to our consolidated subsidiary, TexSAn Heart Hospital.
     At June 30, 2010, we continue to carry a reserve of $9.8 million for outlier payments received in 2004, which is recorded in current liabilities of discontinued operations.
     Cash provided by continuing operations from operating activities was $24.8 million for the nine months of fiscal 2010 compared to $45.7 million for the comparable period of fiscal 2009. The decrease of $20.9 million in cash provided by continuing operations from operating activities was due to an overall increase in bad debt reserves and final payments of $2.3 million and $0.6 million related to our development costs associated with HMMC and LMCHH, respectively, during the nine months of fiscal 2010 compared to the comparable period of fiscal 2009.
     Our investing activities from continuing operations used net cash of $16.3 million for the nine months of fiscal 2010 compared to $67.2 million for the comparable period of fiscal 2009. The total cash used for capital expenditures decreased by $50.9 million during the nine months of fiscal 2010 as compared to the comparable period of fiscal 2009, a direct result of the completion of the expansion of our hospital facilities and the opening of HMMC.
     Our financing activities from continuing operations used net cash of $27.4 million for the nine months of fiscal 2010 compared to $43.1 million for the comparable period of fiscal 2009. Cash used in financing activities decreased $15.7 million for the nine months of fiscal 2010 as compared to the comparable period of fiscal 2009. The decrease was due to the repayment of our 9 7/8% Senior Notes during December 2008 offset by a $10.6 million payment on our Credit Facility during the nine months of fiscal 2010.
     Capital Expenditures. Cash paid for property and equipment was $16.8 million and $68.0 million for the nine months of fiscal years 2010 and 2009, respectively. Of the $16.8 million of cash paid for property and equipment during the nine months of fiscal 2010, $8.8 million related to maintenance capital expenditures. The $68.0 million cash paid for property and equipment during the nine months of fiscal 2009 primarily related to the development of HMMC and the expansion projects at two of our existing hospitals. All expansion projects were substantially complete during fiscal 2009, and HMMC opened in October 2009.
     Obligations and Availability of Financing. At June 30, 2010, we had $79.5 million of outstanding long-term debt and obligations under capital leases, of which $15.8 million was classified as current. Our Term Loan under our Credit Facility had an outstanding amount of $69.4 million as of June 30, 2010. The remaining outstanding long-term debt and obligations under capital leases of $10.1 million was due to various lenders to our Hospital Division and MedCath Partners Division. No amounts were outstanding under our Revolver. The maximum availability under our Revolver is $85.0 million which was reduced by outstanding letters of credit totaling $1.7 million as of June 30, 2010.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At September 30, 2009, TexSAn Heart Hospital was in violation of financial covenants which govern its equipment loans outstanding. Accordingly, the total outstanding balance for these loans of $6.1 million has been included in the current portion of long-term debt and obligations under capital leases in our consolidated balance sheet. These loans were fully repaid as of June 30, 2010. The covenant violations did not result in any other non-compliance related to the covenants governing our other outstanding debt arrangements. As of June 30, 2010 we were in compliance with all of our covenants.
     At June 30, 2010, we guaranteed either all or a portion of the obligations of certain of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from either the hospitals or the physician investors. Access to available borrowings under our Credit Facility is dependent on the Company’s ability to maintain compliance with the financial covenants contained in the Credit Facility. Deterioration in the Company’s operating results could result in failure to maintain compliance with these covenants, which would restrict or eliminate access to available funds.
     We believe that internally generated cash flows and available borrowings under our Credit Facility will be sufficient to finance our business plan, capital expenditures and our working capital requirements for the next 12 to 18 months.
Disclosure About Critical Accounting Policies
     Our accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009. During the nine months of fiscal 2010 we adopted new accounting policies as discussed in Note 2 — Recent Accounting Pronouncements to our consolidated financial statements included herein. The adoption of these new accounting policies did not have a material impact on our consolidated financial statements.

Forward-Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements, including statements relating to the impact of statutory and regulatory changes, including reimbursement rates, our payor mix, earnings attributable to noncontrolling interests in hospitals, the consummation of asset dispositions, and our boards consideration of strategic alternatives to maximize stockholders’ value. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward- looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and our other filings with the SEC, including the discussion of risk factors in Item 1A. Risk Factors in this report and our Annual Report on Form 10-K for the year ended September 30, 2009 as may be updated by our subsequent filings with the SEC. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. There was no material change in our policy for managing risk related to variability in interest rates, commodity prices, other relevant market rates and prices during the first nine months of 2010. See Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for further discussions about market risk.
Interest Rate Risk
     Our Credit Facility borrowings expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of our Credit Facility was $69.4 million at June 30, 2010. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.5 million during the nine month period ended June 30, 2010.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2010, that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes during the fiscal quarter to the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. See Note 7 — Contingencies and Commitments to the consolidated financial statements included in this report.
Item 1A. Risk Factors
     Information concerning certain risks and uncertainties appears under the heading “Forward-Looking Statements” in Part I, Item 2 of this report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2009. You should carefully consider these risks and uncertainties. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.
     During the period covered by this report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009 or filings subsequently made with the Securities and Exchange Commission, except for the addition of the following risk factors:
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
Health Reform Laws may have a material adverse impact on our financial condition and results of operations
     On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, followed by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010 (collectively referred to as the “Health Reform Laws”). The Health Reform Laws include many provisions that will affect our Company, although given the complexity of the laws, the full impact on the Company and its operations is not known at this time. In addition, implementing regulations have not been issued which will also have a bearing on how these changes impact the Company. Some of the provisions in the Health Reform Laws are effective immediately while others will not become effective for several years.
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
     The Board of Directors approved a stock repurchase program of up to $59.0 million in August 2007, which was announced November 2007. Stock purchases can be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities laws and regulations. The repurchase program may be discontinued at any time. Subsequent to the approval of the stock repurchase program, the Company has purchased 1,885,461 shares of common stock at a total cost of $44.4 million, with a remaining $14.6 million available to be repurchased per the approved stock repurchase program. No shares were repurchased during the nine month period ended June 30, 2010.
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

MEDCATH CORPORATION
Dated: August 9, 2010	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JAMES A. PARKER
James A. Parker
Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002