Form 10-K
period 2010-09-30
MEDCATH CORP
filed 2010-12-14
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of December 10, 2010 there were 20,469,305 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 31, 2010 was approximately $206.0 million (computed by reference to the closing sales price of such stock on the Nasdaq Global Market® on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held in 2011 are incorporated by reference into Part III of this Report.

MEDCATH CORPORATION

FORM 10-K

i

FORWARD-LOOKING STATEMENTS

Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report include, among others, statements about the following:

•	our examination of strategic alternatives,

•	the impact of federal and state healthcare reform initiatives,

•	changes in Medicare and Medicaid reimbursement levels,

•	the impact of governmental entity audits,

•	unanticipated delays in achieving expected operating results at our newer and expanded hospitals,

•	difficulties in executing our strategy,

•	our ability to consummate asset sales and other transactions,

•	our relationships with physicians who use our facilities,

•	competition from other healthcare providers,

•	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our facilities,

•	our information systems,

•	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

•	liabilities and other claims asserted against us,

•	changes in medical devices or other technologies, and

•	market-specific or general economic downturns.

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

Unless otherwise noted, the following references in this report will have the meanings below:

•	the terms the “Company,” “MedCath,” “we,” “us” and “our” refer to MedCath Corporation and its consolidated subsidiaries; and

•	references to fiscal years are to our fiscal years ending September 30. For example, “fiscal 2010” refers to our fiscal year ended September 30, 2010.

ii

PART I

Item 1.	Business

Overview

We were incorporated as MedCath Corporation in Delaware in 2001. We are a healthcare provider and are focused primarily on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We opened our first hospital in 1996 and as of September 30, 2010, had ownership interests in and operated ten hospitals, including eight in which we owned a majority interest. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a majority focus on cardiovascular care. Each of our hospitals has a 24-hour emergency room staffed by emergency department physicians.

As noted below under “Our Strategic Options Review” on March 1, 2010, we announced our intention to sell the Company, our individual assets or a combination thereof. Since this announcement, we have sold two of our majority owned hospitals that were classified as discontinued operations as of September 30, 2010, our equity interest in one of our minority owned hospitals, and a minority venture owned by our MedCath Partners division. As a result, we currently own interests in seven hospitals, including six in which we own a majority interest. In addition, we have an agreement to sell one of the seven remaining hospitals.

The hospitals in which we had an ownership interest as of September 30, 2010 had a total of 825 licensed beds, 117 of which are related to Arizona Heart Hospital (“AzHH”) and Heart Hospital of Austin (“HHA”) whose assets, liabilities, and operations are included within discontinued operations. AzHH and HHA were sold on October 1, 2010 and November 1, 2010, respectively. Our seven hospitals that currently comprise our continuing operations have 653 licensed beds and are located in six states: Arizona, Arkansas, California, Louisiana, New Mexico, and Texas.

In addition to our hospitals, we currently own and/or manage eight cardiac diagnostic and therapeutic facilities. Seven of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining facility is not located at a hospital and offers only diagnostic procedures. We refer to our diagnostics division as “MedCath Partners.” For financial data and other information of this and other segments of our business see Note 20 to our audited consolidated financial statements in this report on Form 10-K for financial information by segment.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The reports, statements and other information we submit to the SEC may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically.

We maintain a website at www.medcath.com that investors and interested parties can access and obtain copies, free-of-charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Investors and interested parties can also submit electronic requests for information directly to the Company at the following e-mail address: ir@medcath.com. Alternatively, communications can be mailed to the attention of “Investor Relations” at our executive offices.

Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of this or them.

Our Strategic Options Review

On March 1, 2010, we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of our equity or the sale of our individual hospitals and other assets. We retained Navigant Capital Advisors as our financial advisor to assist in this process. Since announcing the exploration of strategic alternatives on March 1, 2010, we have completed several transactions, including:

•	The disposition of Arizona Heart Hospital (Phoenix, Arizona) in which we sold the majority of the hospital’s assets to Vanguard Health Systems for $32.0 million, plus retained working capital. The transaction was completed effective October 1, 2010. We anticipate that we will receive final net proceeds of approximately $31.5 million from the transaction after payment of retained known liabilities, payment of taxes related to the transaction and collection of the hospital’s accounts receivable. The $31.5 million in estimated net proceeds is prior to any reserves, if any, required in management’s judgment to address any potential contingent liabilities.

•	The disposition of our wholly owned subsidiary that held 33.3% ownership of Avera Heart Hospital of South Dakota located in Sioux Falls, SD to Avera McKennan for $20.0 million, plus a percentage of the hospital’s available cash. The transaction was completed October 1, 2010. We estimate that we will receive final net proceeds from the transaction of approximately $16.0 million, after closing costs and payment of estimated taxes related to the transaction and prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.

•	The disposition of Heart Hospital of Austin (Texas) in which we and the physician owners sold substantially all of the hospital’s assets to St. David’s Healthcare Partnership L.P. for approximately $83.8 million, plus retained working capital. The transaction was completed effective November 1, 2010. We anticipate that we will receive final net proceeds of approximately $24.1 million from the transaction after repayment of third party debt and a related prepayment fee, payment of all known retained liabilities of the partnership, payment of taxes related to the transaction, collection of the partnerships accounts receivable, and distributions to the hospital’s minority partners. The $24.1 million in estimated net proceeds is prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.

•	The disposition of our approximate 27.0% ownership interest in Southwest Arizona Heart and Vascular, LLC (Yuma, AZ) to the joint venture’s physician partners for $7.0 million. The transaction was completed effective November 1, 2010. We estimate that final net proceeds from the transaction will total approximately $6.9 million, after closing costs and income tax benefit related to a tax loss on the transaction, but prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.

In addition, we announced on November 8, 2010, that we, along with our physician investors, had entered into a definitive agreement to sell substantially all the assets of TexSan Heart Hospital (San Antonio, Texas) to Methodist Healthcare System of San Antonio for $76.25 million, plus retained working capital. The transaction, which is subject to regulatory approval and other customary closing conditions, is anticipated to close during our second quarter of fiscal 2011, which ends March 31, 2011. We anticipate that we will receive approximately $58.0 million from the transaction after payment of all retained known liabilities of the partnership, payment of taxes related to the transaction, collection of the partnership’s accounts receivable, and distributions to the hospital’s minority partners. The $58.0 million in estimated net proceeds is prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.

We cannot assure our investors that our continuing efforts to enhance stockholder value will be successful, or whether future transactions will involve a sale of our equity, a sale of our remaining individual hospitals or other assets, or a combination of these alternatives. We continue to consider all practicable alternatives to maximize stockholder value. Although the strategic alternatives process is on-going and expected to continue during our fiscal 2011 and potentially beyond, we have begun to consider a number of scenarios for distributing available cash to our stockholders such as special cash dividends, and/or distributions to stockholders following future sales of individual hospitals or other assets, in the context of a dissolution of the Company and following repayment of all bank debt and termination of our credit facility. If our common equity is sold in a merger or other similar transaction, then stockholders would receive consideration in exchange for their shares in accordance with terms of that transaction.

Many unknown variables, including those related to seeking any approvals which may be required, will affect the amount, timing and mechanics of any potential distributions to stockholders. Until further progress is made in the strategic alternative process, we are unable to determine the approach that best meets the interests of MedCath’s stockholders. In addition, the summary of net proceeds from the asset and other sales described in this annual report are only preliminary estimates relating to those transactions. Final amounts available to stockholders will be diminished by asset and corporate wind-down related operating and other expenses, our continued debt service obligations, tax treatment, inability to collect all amounts owed to us, any required reserves to address potential liabilities, including retained and contingent liabilities and/or other unforeseen events.

Our Hospitals

As of September 30, 2010 we had ownership interests in and operated ten hospitals. Since September 30, 2010, we have sold our interests in three of these hospitals and have entered into an agreement to sell one additional hospital. The following table identifies key characteristics of our hospitals as of September 30, 2010.

		MedCath	Opening	Licensed		Cath	Operating
Hospital	Location	Ownership	Date	Beds		Labs	Rooms

Arkansas Heart Hospital	Little Rock, AR	70.3%	March 1997	112		6	3
Bakersfield Heart Hospital	Bakersfield, CA	53.3%	October 1999	47		4	3
Heart Hospital of New Mexico	Albuquerque, NM	74.8%	October 1999	55		5	4
Harlingen Medical Center(1)	Harlingen, TX	34.8%	October 2002	112		2	10
Louisiana Heart Hospital	St. Tammany Parish, LA	89.2%	February 2003	137		3	7
Texsan Heart Hospital(4)	San Antonio, TX	69.0%	January 2004	120		4	4
Hualapai Mountain Medical Center	Kingman, AZ	82.5%	October 2009	70	(2)	1	4
Hospitals Disposed Subsequent to September 30, 2010
Arizona Heart Hospital(3)	Phoenix, AZ	70.6%	June 1998	59		3	4
Heart Hospital of Austin(3)	Austin, TX	70.9%	January 1999	58		6	4
Avera Heart Hospital of South Dakota(1) (3)	Sioux Falls, SD	33.3%	March 2001	55		4	3

(1)	We did not have a majority ownership interest in these hospitals as of September 30, 2010. We use the equity method of accounting for these hospitals, which means that we include in our consolidated statements of income a percentage of the hospitals’ reported net income (loss) for each reporting period.

(2)	Hualapai Mountain Medical Center is designed to accommodate 106 inpatient beds, but initially opened with 70 licensed beds.

(3)	The Company disposed of its interest in Avera Heart Hospital of South Dakota and substantially all of the assets of Arizona Heart Hospital on October 1, 2010. The Company sold substantially all of the assets of Heart Hospital of Austin on November 1, 2010.

(4)	In November 2010, the Company entered into an agreement to dispose of its interest in TexSan Heart Hospital. We expect this transaction to close during our second fiscal quarter of 2011, which ends March 31, subject to required approvals and customary closing conditions.

Diagnostic and Therapeutic Facilities

We have participated in the development of or have acquired interests in, and provide management services to, facilities where physicians diagnose and treat cardiovascular disease and manage hospital-based cardiac catheterization laboratories. We also own and operate mobile cardiac catheterization laboratories serving hospital networks and maintain a number of mobile cardiac catheterization laboratories that we lease on a short-term basis. These diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories are equipped to allow the physicians using them to employ a range of diagnostic and treatment options for patients suffering from cardiovascular disease.

Managed Diagnostic and Therapeutic Facilities.  As of September 30, 2010 we owned and/or managed the operations of eight cardiac diagnostic and therapeutic facilities (two are located at Coastal Carolina Heart, LLC). On November 1, 2010, we disposed of our interest in Southwest Arizona Heart and Vascular, LLC. The following table provides information about our facilities.

				MedCath	Termination
				Management	or Next
		MedCath		Commencement	Renewal
Facility/Entity	Location	Ownership		Date	Date

Joint Ventures:
Blue Ridge Cardiology Services, LLC(1)	Morganton, NC	50.00%		2004	Dec. 2014
Central New Jersey Heart Services, LLC(1)	Trenton, NJ	14.80%		2007	Mar 2017
Coastal Carolina Heart, LLC(1)	Wilmington, NC	9.20%		2007	July 2013

Managed Ventures:
Margaret R. Pardee Memorial Hospital(1)	Hendersonville, NC	100	%(2)	2004	Month-to-month
Duke Health Raleigh Hospital(1)	Raleigh, NC	100	%(2)	2006	Dec. 2012
Caldwell Cardiology Services	Lenoir, NC	100	%(2)	2006	Mar. 2012
Presbyterian Hospital Matthews	Matthews, NC	100	%(2)	2010	May 2015

(1)	Our management agreement with each of these facilities includes an option for us to extend the initial term at increments ranging from one to 10 years, through an aggregate of up to an additional 40 years for some of the facilities.

(2)	The ownership interest percentage refers to the fact that we own 100% of the entity that has the management agreement with the facility.

Except when the requirements of applicable law require us to modify our services or when physicians have an ownership interest in a joint venture providing management services to hospitals, our management services generally include providing all non-physician personnel required to deliver patient care and the administrative, management and support functions required in the operation of the facility subject to the oversight of the applicable hospital. The physicians who supervise or perform diagnostic and therapeutic procedures at these facilities have complete control over the delivery of cardiovascular healthcare services. In some cases, the management agreements for these centers have an extended initial term and several renewal options ranging from one to 10 years each. The physicians and hospitals with which we have contracts to operate these centers may terminate the agreements under certain circumstances. Either party may terminate most of these agreements for cause or upon the occurrence of specified material adverse changes in the business of the facilities.

Interim Mobile Catheterization Labs.  We maintain a rental fleet of mobile cardiac catheterization laboratories. We lease these laboratories on a short-term basis to hospitals while they are either adding capacity to their existing facilities or replacing or upgrading their equipment. We also lease these laboratories to hospitals that experience a higher demand for cardiac catheterization procedures during a particular season of the year and choose not to expand their own facilities. Our rental laboratories are manufactured by leading original equipment manufacturers and have advanced technology and enable cardiologists to perform both diagnostic and interventional therapeutic procedures. Each of our rental units is generally in service for an average of nine months of the year. These units enable us to be responsive to immediate demand and create flexibility in our operations.

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

Employees

As of September 30, 2010, we employed 2,362 persons, including 1,678 full-time and 684 part-time employees. None of our employees is a party to a collective bargaining agreement and we consider our relationships with our employees to be good. There currently is a nationwide shortage of nurses and other medical support personnel, which makes recruiting and retaining these employees difficult. We believe we offer our employees competitive wages and benefits and offer a professional work environment that we believe helps us recruit and retain the staff we need to operate our hospitals and other facilities.

We have experienced attrition at our corporate office as a result of our strategic alternatives process. We have offered stay bonuses to many of our employees to encourage them to remain during the process.

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

CMS published an updated IPPS for 2010 on May 21, 2010 which included a 0.25% market basket reduction and a related reduction to the outlier threshold. The market basket adjustment applies to discharges on or after April 1, 2010 and before October 1, 2010.

CMS published the IPPS for 2011 on July 30, 2010, which includes the following payment and policy changes effective for discharges on or after October 1, 2010, the beginning of the Company’s fiscal 2011: a net inflation update of 2.35%; a net increase of 1.25% for MS-DRG capital payments; an additional reduction of 2.9% to the operating and capital rate updates to recoup 50% of the estimated overpayments in 2008 and 2009 due to hospital coding and documentation processes in connection with the transition to MS-DRGs; a decrease in the cost outlier threshold from $23,135 to $23,075; and the addition of 12 new quality measures to the RHQDAPU program set and the retirement of one measure (10 of the new measures will be considered in determining a hospital’s 2012 update; the remaining two measures to be reported in 2011 will be considered in a hospital’s 2013 update).

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

Commercial Insurance.  Our hospitals provide services to individuals covered by private healthcare insurance. Private insurance carriers pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the costs of hospital services by negotiating discounts, and including the use of prospective payment systems, which would reduce payments by commercial insurers to our hospitals. Reductions in payments for services provided by our hospitals to individuals covered by commercial insurers could adversely affect us. We cannot predict whether or how payment by third party payors for the services provided by all hospitals and other facilities may change or whether these payors will elect to audit paid claims and attempt to recover resulting overpayments. Modifications in methodology or reductions in payment or future audits by these payors could adversely affect us.

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

Health Care Reform Laws

In March 2010, President Obama signed the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Care Reform Laws”) thereby making it effective.

The new law will result in sweeping changes across the health care industry. The primary goal of this comprehensive legislation is to extend health coverage to approximately 32 million uninsured legal U.S. residents through a combination of public program expansion and private sector health insurance reforms. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. As described below, the Health Care Reform Laws effectively prevents new physician-owned hospitals after March 23, 2010 and limits the capacity and amounts of physician ownership in existing physician-owned hospitals. We are unable to predict the full impact of the Health Care Reform Laws at this time due to the law’s complexity and current lack of implementing regulations or interpretive guidance. However, we expect that several provisions of the Health Care Reform Laws will have a material effect on our business as further described under Item 1A. Risk Factors.

The healthcare industry continues to attract much legislative interest and public attention. Recent proposals that have been considered include changes in Medicare, Medicaid, and other state and federal programs and cost controls on hospitals. We cannot predict the final impact of the Health Care Reform Laws or other future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs and the effect that any legislation, interpretation, or change may have on us. Such effects may include material and adverse changes to the amounts of reimbursement received by our facilities.

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

Certification.  In order to participate in the Medicare and Medicaid programs, each provider must meet applicable regulations of the HHS and similar state entities relating to, among other things, the type of facility, equipment, personnel, standards of medical care and compliance with applicable federal, state and local laws. As part of such participation requirements, all physician-owned hospitals are required to provide written notice to patients that the hospital is physician-owned. Additionally, as part of a patient safety measure, all Medicare-participating hospitals must provide written notice to patients if a doctor is not present in the hospital 24 hours per day, 7 days a week. All our hospitals and our freestanding diagnostic facility are certified to participate or are enrolled in the Medicare and Medicaid programs.

Emergency Medical Treatment and Active Labor Act.  The Emergency Medical Treatment and Active Labor Act impose requirements as to the care that must be provided to anyone who seeks care at facilities providing emergency medical services. In addition, CMS issued final regulations clarifying those areas within a hospital system that must provide emergency treatment, procedures to meet on-call requirements, as well as other requirements under EMTALA, such as the availability of on call physicians and obligations of recipient hospitals with specialized capabilities. Sanctions for failing to fulfill these requirements include exclusion from participation in the Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A hospital that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our emergency care practices are in compliance with the law and applicable regulations, we cannot assure you that governmental officials responsible for enforcing the law or others will not assert that we are in violation of these laws nor what obligations may be imposed by regulations to be issued in the future.

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

The Deficit Reduction Act of 2005 (“DRA”) required the Secretary of HHS to develop a plan addressing several issues concerning physician investment in specialty hospitals. In August 2006, HHS submitted its required final report to Congress addressing: (1) proportionality of investment return; (2) bona fide investment; (3) annual disclosure of investment; (4) provision of care to Medicaid beneficiaries; (5) charity care; and (6) appropriate enforcement. The report reaffirms HHS’ intention to implement reforms to increase Medicare payment accuracy in the hospital inpatient prospective and ambulatory surgical center payment systems. HHS also has implemented certain “gainsharing” demonstrations are required by the DRA and other value-based payment approaches designed to align physician and hospital incentives while achieving measurable improvements in quality to care. In addition, HHS now requires transparency in hospital financial arrangements with physicians. Currently, all hospitals are required to provide HHS information concerning physician investment and compensation arrangements that potentially implicate the physician self-referral statute, and to disclose to patients whether they have physician investors. Hospitals that do not comply in a timely manner with this disclosure requirement may face civil penalties of $10,000 per day that they are in violation. As noted below, the Health Care Reform Laws also subject a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements. HHS also announced its position that non-proportional returns on investments and non-bona fide investments may violate the physician self-referral statute and are suspect under the anti-kickback statute. Other components of the plan include providing further guidance concerning what is expected of hospitals that do not have emergency departments under EMTALA and changes in the Medicare enrollment form to identify specialty hospitals. Issuance of the strategic plan coincided with the sunset of a DRA provision suspending enrollment of new specialty hospitals into the Medicare program.

In July 2007 as part of proposed revisions to the Medicare physician fee schedule for fiscal year 2008, CMS proposed certain additional changes to the Stark Law. In particular, the proposed rule would revise the Stark Law exception for space and equipment rentals. In instances where a physician leases space or equipment to an entity who accepts patients referred by that physician, the CMS proposal would no longer allow unit-of-service or “per click” payments for such leases. Additionally, the proposed rule would no longer treat “under arrangements” between hospitals and physician-owned entities as compensation instead of ownership relationships. CMS finalized these proposed changes to the Stark Law in the 2009 IPPS final rule published on August 19, 2008. These changes were effective October 1, 2009. Specifically, the 2009 IPPS final rule limits the ability of hospitals to enter into under arrangements with physicians and physician-owned entities and thus, physician-owned joint venture entities deemed to be “performing DHS” will have to comply with one of the more limited Stark Law “ownership” exceptions, rather than the previously acceptable Stark Law “compensation” exceptions. In addition, the 2009 IPPS final rule finalized the prohibition on per unit compensation in space and equipment lease transactions. Effective October 1, 2009, we restructured certain equipment lease transactions with physicians that include per unit or per use compensation as well as certain of our arrangements with community hospitals in order to comply with these new rules and regulations. While we believe that such restructured arrangements comply with applicable law, we cannot be assured, however, that if reviewed, government officials will agree with our interpretation of applicable law.

There have been few enforcement actions taken and relatively few cases interpreting the Stark Law to date. As a result, there is little indication as to how courts will interpret and apply the Stark Law; however, enforcement is expected to increase. We believe we have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and the Stark regulations. In particular, we believe that our physician ownership arrangements meet the whole hospital exception. In addition, we expect to meet other exceptions as appropriate for other financial arrangements with physicians. The single freestanding diagnostic facility that we own does not furnish any designated health services as defined under the Stark Law, and thus referrals to it is not subject to the Stark Law’s prohibitions.

The Health Care Reform Laws also made changes to the Stark Law, effectively preventing new physician-owned hospitals after March 23, 2010 and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital has physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development, as of December 31, 2010). A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership and, with certain narrow exceptions for high Medicaid hospitals, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements.

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

We are the subject of a civil investigative demand and an investigation by the Department of Justice as further described under Item 1A — Risk Factors — Companies within the healthcare industry continue to be the subject of federal and state investigations.

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

The FDA and other regulatory authorities require that study results and data submitted to such authorities are based on studies conducted in accordance with the provisions related to good clinical practices and investigational new drugs. These provisions include:

•	complying with specific regulations governing the selection of qualified investigators,

•	obtaining specific written commitments from the investigators,

•	disclosure of financial conflicts-of-interest,

•	verifying that patient informed consent is obtained,

•	instructing investigators to maintain records and reports,

•	verifying drug or device safety and efficacy,

•	complying with applicable safeguards concerning patient protected health information, and

•	permitting appropriate governmental authorities access to data for their review.

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

Our policy is to require our officers and all employees to participate in compliance training programs. The board of directors has established a compliance committee, which oversees implementation of the compliance program. The committee consists of three outside directors, and is chaired by Jacque Sokolov. The compliance committee of the board meets at least quarterly.

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

Our efforts to enhance stockholder value may not be successful.

On March 1, 2010, we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale of either MedCath or the sale of our individual hospitals and other assets. Since March 2010, we have announced the completion of sales involving MedCath’s interests in Arizona Heart Hospital, Avera Heart Hospital of South Dakota, Heart Hospital of Austin and the minority ownership interest our MedCath Partners division held in Southwest Arizona Heart and Vascular, LLC. We have also announced a definitive agreement to sell substantially all of the assets of TexSan Heart Hospital, which is expected to close during the fiscal quarter ending March 31, 2011, subject to required approvals and customary closing conditions.

We cannot assure you that our continuing efforts to enhance stockholder value will succeed. The strategic alternatives process is on-going and we continue to consider all practicable alternatives, including the sale of MedCath, a sale of MedCath’s individual hospitals or other assets, or a combination of these alternatives. There will be risks associated with any alternative, including whether we will obtain approvals that may be required in order to sell an individual hospital or a sale or transaction involving the entire company and the total proceeds received thereof. Moreover, the timing and terms of any transaction will depend on a variety of factors, some of which are beyond our control. Until further progress is made in the strategic alternatives process, we are unable to determine the approach that best meets the interests of our stockholders and whether the approach we select will be successful. A delay in or failure to complete one or more transactions could have a material adverse effect on our stock price and the amount of any potential distributions to our stockholders.

We cannot predict the timing, amount or mechanics of any potential distributions to our stockholders.

We have begun to consider a number of scenarios for distributing available cash to our stockholders such as special cash dividends, distributions to stockholders following future sales of individual hospitals or other assets or distributions in the context of a dissolution. If MedCath’s common equity is sold in a merger or other similar transaction, stockholders would receive consideration in exchange for their shares in accordance with the terms of that transaction.

Although our Amended Credit Facility permits the payment of dividends and the repurchase of our stock under certain circumstances, we believe these circumstances are not achievable at this time. Therefore, any dividend or stock repurchase can only occur once the outstanding amount is repaid and the Amended Credit Facility is terminated.

Many unknown variables will affect the amount, timing and mechanics of any potential distributions to stockholders. Factors that could have a material adverse effect on the amount of any potential distributions include, but are not limited to, a failure to obtain any required approvals, asset and corporate wind-down related operating and other expenses, MedCath’s debt service obligations, tax treatment, inability to collect amounts owed to MedCath and any required reserves to address potential liabilities, including retained and contingent liabilities of both MedCath and of its individual hospitals, and/or other unforeseen events. These and other factors, such as the procedures established under Delaware law for the dissolution of a Delaware corporation, could also delay the timing of any potential distributions.

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

Material decisions regarding the operations or sale of our facilities require consent of our physician and community hospital partners, which may limit our ability to take actions that we believe are in our best interest.

The physician and community hospital partners in our healthcare businesses participate in material strategic and operating decisions we make for these facilities, including those relating to the disposition of assets or the hospital. They may do so through their representatives on the governing board of the subsidiary that owns the facility or a requirement in the governing documents that we obtain the consent of their representatives before taking specified material actions, such as a sale of a hospital. We generally must obtain the consent of our physician and other hospital partners or their representatives before making any material amendments to the operating or partnership agreement for the venture or admitting additional members or partners. These rights to approve material decisions could limit our ability to take actions that we believe are in our best interest and the best interest of the venture. We may not be able to resolve favorably, or at all, any dispute regarding material decisions with our physician or other hospital partners.

Unfavorable or unexpected results at one of our hospitals or in one of our markets could significantly impact our consolidated operating results and the value received upon an asset disposition.

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

We may continue to incur impairment losses on our long lived assets

Long-lived assets of the Company are reviewed for impairment annually and whenever events or changes in circumstances indicate that their carrying value has become impaired. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined by the Company using a discounted cash flow analysis and/or independent third party market offers. Our strategic alternatives process and operating results may provide information in the future that may indicate additional impairment of our long-lived assets.

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

In July 2007 as part of proposed revisions to the Medicare physician fee scheduled for fiscal year 2008, CMS proposed certain additional changes to the Stark Law. In particular, the proposed rule would revise the Stark Law exception for space and equipment rentals. In instances where a physician leases space or equipment to an entity who accepts patients referred by that physician, the CMS proposal would no longer allow unit-of-service or “per click” payments for such leases. Additionally, the proposed rule would no longer treat “under arrangements” between hospitals and physician-owned entities as compensation instead of ownership relationships. Specifically, the proposal would revise the definition of “entity” under the Stark Law to include not only the entity billing for the service but also the entity that has performed the designated health service CMS finalized these proposed changes to the Stark Law in the 2009 IPPS final rule published on August 19, 2008. These changes were effective October 1, 2009. Specifically, the 2009 IPPS final rule limits the ability of hospitals to enter into under arrangements with physicians and physician-owned entities and thus, physician-owned joint venture entities deemed to be “performing Designated Health Services (DHS)” will have to comply with one of the more limited Stark Law “ownership” exceptions, rather than the previously acceptable Stark Law “compensation” exceptions. In addition, the 2009 IPPS final rule finalized the prohibition on per unit compensation in space and equipment lease transactions. We have restructured certain space and equipment lease transactions with physicians that include per unit or per use compensation effective October 1, 2009 as well certain arrangements with community hospitals. We cannot yet predict the full impact of this restructuring on our financial performance. While we believe that such restructured arrangements comply with applicable law, we cannot be assured, however, that government officials will agree with our interpretation of applicable law.

The Health Care Reform Laws also made changes to the Stark Law, effectively preventing new physician-owned hospitals after March 23, 2010, and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital has physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development, as of December 31, 2010). A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership and, with certain narrow exceptions for high Medicaid hospitals, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements. Possible further amendments to the Stark Law, including any modification or revocation of the whole hospital exception upon which we rely in establishing many of our relationships with physicians, could require us to change or adversely impact the manner in which we establish relationships with physicians to develop and operate a facility, as well as our other business relationships such as joint ventures and physician practice management arrangements. There also can be no assurance the CMS will not promulgate additional regulations under the Stark Law that may change or adversely impact our arrangements with referring physicians.

Reductions or changes in reimbursement from government or third-party payors could adversely impact our operating results.

Historically, Congress and some state legislatures have, from time to time, proposed significant changes in the healthcare system, including the Health Care Reform Laws. Many of these changes have resulted in limitations on, and in some cases, significant reductions in the levels of, payments to healthcare providers for services under many government reimbursement programs. In addition, many payors, including Medicare and other government payors, are increasingly developing payment policies that result in more procedures being performed on an outpatient basis rather than on an inpatient basis. Such policies will result in decreased revenues for our hospitals, since outpatient procedures are generally reimbursed at a lower rate than inpatient procedures. Recent budget proposals, if enacted in their current form, would freeze and/or reduce reimbursement for inpatient and outpatient hospital services. The Medicare hospital inpatient prospective payment system is evaluated on an annual basis. On August 22, 2007, CMS issued its final inpatient hospital prospective payment system rule for fiscal year 2008, which began October 1, 2007. The final rule continues major DRG reforms designed to improve the accuracy of hospital payments. As introduced in the fiscal year 2007 final rule, CMS will continue to use hospital costs rather than charges to set payment rates. For fiscal year 2008, hospitals will be paid based upon a blend of 1/3 charge-based weights and 2/3 hospital cost-based weights for DRGs. Additionally, CMS adopted its proposal to restructure the current 538 DRGs to 745 MS-DRGs (severity-adjusted DRGs) to better recognize severity of patient illness. These MS-DRGs were phased in over a two-year period. Effective fiscal year 2009, CMS has identified eight conditions that will not be paid at a higher rate unless they were present on admission, including three serious preventable events deemed “never events.” CMS published the inpatient prospective payment system rule for 2009 on August 19, 2008. Due to the late enactment of the Medicare Improvements for Patient and Providers Act (“MIPPA”), CMS did not publish the final wage indices and payment rates for the 2009 IPPS final rule until October 2008. CMS issued the IPPS rule for 2010 on July 31, 2009. The Final IPPS rule for 2010 provides acute care hospitals with an inflation update of 2.1 percent in their 2010 payment rates. The Final IPPS rule also adds four new measures for which hospitals must submit data under the RHQDAPU program to receive the full market basket update.

CMS published an amended IPPS for 2010 on May 21, 2010 which included a 0.25% market basket reduction and a related reduction to the outlier threshold. The market basket adjustment applies to discharges on or after April 1, 2010 and before October 1, 2010.

CMS published the IPPS for 2011 on July 30, 2010, which includes the following payment and policy changes effective for discharges on or after October 1, 2010, the beginning of the Company’s fiscal 2011: a net inflation update of 2.35%; a net increase of 1.25% for MS-DRG capital payments; an additional reduction of 2.9% to the operating and capital rate updates to recoup 50% of the estimated overpayments in 2008 and 2009 due to hospital coding and documentation processes in connection with the transition to MS-DRGs; a decrease in the cost outlier threshold from $23,135 to $23,075; and the addition of 12 new quality measures to the RHQDAPU program set and the retirement of one measure (10 of the new measures will be considered in determining a hospital’s 2012 update; the remaining two measures to be reported in 2011 will be considered in a hospital’s 2013 update).

During the fiscal years ended September 30, 2010 and 2009, we derived 55.5% and 54.3%, respectively, of our net revenue from the Medicare and Medicaid programs. Changes in laws or regulations governing the Medicare and Medicaid programs or changes in the manner in which government agencies interpret them could materially and adversely affect our operating results or financial position.

Our relationships with third-party payors are generally governed by negotiated agreements or out of network arrangements. These agreements set forth the amounts we are entitled to receive for our services. Third-party payors have undertaken cost-containment initiatives during the past several years, including different payment methods, monitoring healthcare expenditures and anti-fraud initiatives such as audits and recoupments, that have made these relationships more difficult to establish and less profitable to maintain. We could be adversely affected in some of the markets where we operate if we are unable to establish favorable agreements with third-party payors or satisfactory out of network arrangements or if third-party payors elect to audit paid claims and recoup paid amounts.

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

In October 2007, we reached an agreement with the DOJ and the United States Attorneys’ Office in Phoenix, Arizona regarding clinical trials at the Arizona Heart Hospital, one of the eight hospitals in which we owned an interest. The settlement concerns Medicare claims submitted between June 1998 and October 2002 for physician services involving the implantation of certain endoluminal graft devices (utilized to treat aneurysms) that had not received final marketing approval from the FDA, and allegedly were either implanted without an approved investigational device exception (“IDE”) or were implanted outside of the approved IDE protocol. The DOJ allegations did not involve patient care and related solely to whether the procedures were properly reimbursable by Medicare. The parties reached a settlement of the allegations to avoid the delay, uncertainty, inconvenience, and expense of protracted litigation. Further, the hospital denies engagement in any wrongdoing or illegal conduct, and the settlement agreement does not contain any admission of liability. As disclosed in previous filings, the hospital agreed to pay approximately $5.8 million to settle and obtain a release from any civil or administrative monetary claims related to the DOJ’s investigation. Additionally, the hospital has entered into a five-year corporate integrity agreement with the OIG under which the hospital will continue to maintain its existing corporate compliance program and which relates to clinical trials conducted at the hospital. The $5.8 million was paid to the United States in November 2007.

During fiscal years 2008 and 2007 we refunded certain reimbursements to CMS related to carotid artery stent procedures performed during prior fiscal years at two of the Company’s consolidated subsidiary hospitals. The DOJ initiated an investigation related to our return of these reimbursements. As a result of the DOJ’s investigation, the Company began negotiating settlement agreements during the second quarter of fiscal 2009 with the DOJ whereby we are expected to pay approximately $0.8 million to settle and obtain releases from any federal civil false claims liability related to the DOJ’s investigation. The DOJ allegations do not involve patient care, and relate solely to whether the procedures were properly reimbursable by Medicare. The settlement does not include any finding of wrong-doing or any admission of liability. As of September 30, 2010, both settlement agreements have been executed and we have paid the United States $0.8 million related to this matter.

In March 2010, the DOJ issued a civil investigative demand (“CID”) pursuant to the federal False Claims Act to one of our hospitals. The CID requested information regarding Medicare claims submitted by our hospital in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2002 to the present. We have complied with all information requested by the DOJ for this hospital. Because we are in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.

In September 2010, we received a letter from the DOJ advising us of an investigation that will assess whether certain of our other hospitals have submitted ICD claims excluded from Medicare coverage. As a follow-up to its letter, the DOJ has provided us with additional information regarding claims which potentially may be excluded from coverage. We understand that the DOJ has delivered similar CIDs and letters to many other hospitals and hospital systems across the country as well as to the ICD manufacturers themselves. We are fully cooperating and have entered into a tolling agreement with the government in this investigation. Our revenue arising from ICD procedures is material. However, to date, the DOJ has not asserted any claims against any of our hospitals. Because we are in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.

Future audits by Recovery Audit Contractors (“RAC”) could have a material adverse effect on our reported financial results.

In 2005, the CMS began using RACs to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers and fees are paid to the RACs on a contingency basis.

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. The CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process. The Health Care Reform Laws expand the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010.

Even though we believe the claims for reimbursement submitted to the Medicare and Medicaid program by our facilities have been accurate, we are unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.

Audits by Third-party Payors could also have a material adverse effect on our reported financial results.

Third-party payors have the right in some cases under contract to conduct post payment audits in order to detect potential overpayments. While we believe that our claims submitted to these third-party payors are in compliance with our contractual arrangements, we are unable to predict whether such payors will identify overpayments and seek to recover such payments and if so, what the potential results would be.

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

A hospital system with which one of our established hospitals competes recently announced a collaboration with one of the leading cardiac services physician groups in that market, some of whose physicians have historically used our hospital and are investors in that hospital. It is possible that similiar collaboration at our other hospitals could result in a decrease in the use of our hospitals by physicians, with a resulting decrease in the revenue and financial performance of our hospitals.

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

Historically, the medical staff at each hospital ranges from approximately 100 to 400 physicians depending upon the size of the hospital and the number of practicing physicians in the market. If we fail to maintain our relationships with the physicians in this group at a particular hospital, many of whom are investors in our hospitals, the revenues of that hospital would be reduced. None of the physicians practicing at our hospitals has a legal commitment, or any other obligation or arrangement that requires the physician to refer patients to any of our hospitals or other facilities.

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

California state law could have a material adverse impact on our financial results or cause significant changes to our existing approach to control of patient medical information.

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

We believe we are in compliance with this new California provisions, but there can be no assurance that applicable regulatory agencies or individuals may challenge that assertion.

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

A purported class action law suit was recently filed by an individual against the Bakersfield Heart Hospital. In the complaint the plaintiff alleges that under California law, and specifically under the Knox-Keene Healthcare Service Plan Act of 1975, and under the Health and Safety Code of California that California prohibits the practice of “balance billing” patients who are provided “emergency services” as defined under California law. On November 24, 2010, the court granted the Bakersfield Heart Hospital’s motion to strike plantiff’s class allegations.

Texas state law may adversely impact our results of operations by causing reductions in our reimbursements under the Medicaid program administered by the Texas Health and Human Services Commission.

The Texas Health and Human Services Commission is in the process of rebasing the Medicaid Standard Dollar Amount (“SDA”) rates for all Texas acute care hospitals. The rebased SDA rates will be implemented for admissions occurring on or after November 1, 2010. The state released preliminary data in May 2010 with a deadline of June 21, 2010 for hospitals to request a review. Based on comments received from hospitals, the state has implemented a “10/38” plan for the state fiscal year that began September 1, 2010 under which decreases in individual hospital reimbursement levels will be capped at 10% and increases will be capped at 38%. We estimate that the rebasing will decrease net revenues for our continuing operations in Texas by $0.1 million in the fiscal 2011. The state intends to eliminate the “10/38” plan for the state fiscal year beginning September 1, 2011. The impact on future years may be material to our net revenues due to the elimination of the caps starting in our fiscal 2012.

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

Each of the ventures we have formed to develop a hospital owns the land and buildings of the hospital, with the exception of the land underlying the Heart Hospital of Austin and the land and building at Harlingen Medical Center (a minority owned hospital), which are leased. As previously noted, the Company disposed of its interest in the Heart Hospital of Austin on November 1, 2010. Each hospital has pledged its interest in the land and hospital building to secure the long-term debt incurred to develop the hospital, and substantially all the equipment located at these hospitals is pledged as collateral to secure long-term debt. Each entity formed to own and operate a diagnostic and therapeutic facility leases its facility.

Item 3.	Legal Proceedings

We are involved in various litigation and proceedings in the ordinary course of our business. We do not believe, based on our experience with past litigation, and taking into account our applicable insurance coverage and the expectations of counsel with respect to the amount of our potential liability, the outcome of any such known litigation, individually or in the aggregate, will have a material adverse effect upon our business, financial condition or results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market® under the symbol “MDTH.” At December 10, 2010, there were 20,469,305 shares of common stock outstanding, the sale price of our common stock per share was $13.60, and there were 63 holders of record. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq Global Market ®:

Year Ended September 30, 2010	High	Low

First Quarter	$9.99	$6.69
Second Quarter	12.94	6.62
Third Quarter	11.20	7.75
Fourth Quarter	10.24	7.00

Year Ended September 30, 2009	High	Low

First Quarter	$18.28	$5.89
Second Quarter	10.47	5.70
Third Quarter	12.86	7.02
Fourth Quarter	13.63	8.43

Although our Amended Credit Facility permits the payment of dividends and the repurchase of our stock under certain circumstances, we believe these circumstances are not achievable at this time. Therefore, any dividend or stock repurchase can only occur once the outstanding amount is repaid and the Amended Credit Facility is terminated. See Note 9 to our consolidated financial statements contained elsewhere in this report.

During August 2007, our board of directors approved a stock repurchase program of up to $59.0 million. Since the Board’s approval of the stock repurchase program, the Company has repurchased 1,885,461 shares of common stock at a total cost of $44.4 million, with a remaining $14.6 million available to be repurchased under the approved stock repurchase program. No shares were repurchased during fiscal 2010.

The following graph illustrates, for the period from September 30, 2005 through September 30, 2010, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the NASDAQ Composite Stock Index and (3) the S&P Health Care Facilities Index.

The comparisons in this table are required by the rules of the Securities and Exchange Commission and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MedCath Corporation, The NASDAQ Composite Index
And The S&P Health Care Facilities Index

*	$100 invested on 9/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

The selected consolidated financial data have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, appearing elsewhere in this report.

The following table sets forth our selected consolidated financial data as of and for the years ended September 30, 2010, 2009, 2008, 2007 and 2006.

	Year Ended September 30,
	2010	2009	2008	2007	2006

Consolidated Statement of Operations Data:
(in thousands, except per share data)
Net revenue	$442,496	$419,733	$414,155	$474,290	$444,841
Impairment of long-lived assets and goodwill	$66,822	$51,500	$—	$—	$458
(Loss) income from continuing operations before income taxes	$(67,672)	$(42,644)	$32,140	$32,307	$(377)
(Loss) income from continuing operations, net of taxes	$(51,956)	$(51,655)	$10,645	$10,983	$(7,579)
Income from discontinued operations, net of taxes	$3,585	$1,373	$10,345	$544	$20,155
Net (loss) income	$(48,371)	$(50,282)	$20,990	$11,527	$12,576
(Loss) earnings from continuing operations attributable to MedCath Corporation common stockholders per share, basic	$(2.62)	$(2.62)	$0.53	$0.53	$(0.41)
(Loss) earnings from continuing operations attributable to MedCath Corporation common stockholders per share, diluted	$(2.62)	$(2.62)	$0.53	$0.51	$(0.39)
(Loss) earnings per share, basic	$(2.44)	$(2.55)	$1.05	$0.56	$0.67
(Loss) earnings per share, diluted	$(2.44)	$(2.55)	$1.04	$0.54	$0.64
Weighted average number of shares, basic(a)	19,842	19,684	19,996	20,872	18,656
Weighted average number of shares, diluted(a)	19,842	19,684	20,069	21,511	19,555

Balance Sheet and Cash Flow Data:
(in thousands)
Total assets	$494,538	$590,448	$653,456	$678,567	$785,849
Total long-term obligations	$99,841	$115,231	$121,989	$148,484	$286,928
Net cash provided by operating activities	$43,294	$63,633	$52,008	$58,225	$65,634
Net cash (used in) provided by investing activities	$(16,956)	$(63,790)	$(5,805)	$(28,591)	$10,064
Net cash used in financing activities	$(41,009)	$(50,210)	$(78,028)	$(80,116)	$(22,165)

Selected Operating Data (consolidated)(b):
Number of hospitals	6	5	5	5	6
Licensed beds(c)	541	471	392	304	416
Staffed and available beds(d)	455	385	347	287	399
Admissions(e)	22,010	19,894	20,962	26,497	27,482
Adjusted admissions(f)	32,567	28,692	28,337	36,311	37,061
Patient days(g)	82,105	75,817	75,185	89,100	91,420
Adjusted patient days(h)	121,940	109,281	101,383	121,689	123,229
Average length of stay(i)	3.73	3.81	3.59	3.36	3.33
Occupancy(j)	49.4%	54.0%	59.4%	85.1%	62.8%
Inpatient catheterization procedures(k)	10,219	10,167	11,922	13,418	13,151
Inpatient surgical procedures(l)	5,234	5,064	4,732	5,978	6,042
Hospital net revenue	$428,122	$400,170	$392,775	$449,835	$418,039

(a)	See Note 15 to the consolidated financial statements included elsewhere in this report.

(b)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which were accounted for using the equity method or as discontinued operations in our consolidated financial statements. During the fourth quarter of fiscal 2007,

Harlingen Medical Center ceased to be a consolidated subsidiary due to the sale of a portion of our interests in the hospital.

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

Overview

We were incorporated as Medcath Corporation in Delaware in 2001 as a healthcare provider and are focused primarily on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. We opened our first hospital in 1996 and as of September 30, 2010, had ownership interests in and operated ten hospitals, including eight in which we owned a majority interest.

As noted below, we sold two of our majority owned hospitals that were classified as discontinued operations as of September 30, 2010 and our equity interest in one of our minority owned hospitals. As a result, we currently own interests in seven hospitals. In addition, we have an agreement to sell one of the seven remaining hospitals. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a majority focus on cardiovascular care. Each of our hospitals has a 24-hour emergency room staffed by emergency department physicians. During May 2009 we completed our 79 licensed bed expansion at Louisiana Medical Center and Heart Hospital (“LMCHH”) and built space for an additional 40 beds at that hospital. During October 2009, we opened a new acute care hospital, Hualapai Mountain Medical Center (“HMMC”), in Kingman, Arizona. This hospital is designed to accommodate a total of 106 licensed beds, with an initial opening of 70 of its licensed beds. The hospitals in which we had an ownership interest as of September 30, 2010 had a total of 825 licensed beds, 117 of which are related to Arizona Heart Hospital (“AzHH”) and Heart Hospital of Austin (“HHA”) whose assets, liabilities, and operations are included within discontinued operations. AzHH and HHA were sold on October 1, 2010 and November 1, 2010, respectively. Our seven hospitals that currently comprise our continuing operations have 653 licensed beds and are located in six states: Arizona, Arkansas, California, Louisiana, New Mexico, and Texas.

In addition to our hospitals, we currently own and/or manage eight cardiac diagnostic and therapeutic facilities. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining facility is not located at a hospital and offers only diagnostic procedures. We refer to our diagnostics division as “MedCath Partners.”

Pursuant to a settlement (“Settlement Agreement”) that we entered into on August 14, 1995 with the State of North Carolina Department of Human Resources (now known as the Division of Health Service Regulation (“DHSR”)), we obtained authority to operate nine cardiac catheterization laboratories anywhere in the state of North Carolina without obtaining a CON. The rights under the Settlement Agreement were subsequently assigned to MedCath Partners in connection with a reorganization by us. MedCath Partners is required to comply with certain notice requirements for replacement of any equipment comprising these labs and has historically notified the DHSR when MedCath Partners is changing the location of any labs located within the State. However, the DHSR takes the position that MedCath Partners must own and provide the services of the equipment which comprises each lab — the CON exemption applies only when MedCath Partners is operating one of these specific nine labs. For financial data and other information of this and other segments of our business see Note 20 to our audited consolidated financial statements in this report on Form 10-K for financial information by segment.

On March 1, 2010, we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of the Company or the sale of our individual hospitals and other assets. We retained Navigant Capital Advisors as our financial advisor to assist in this process. Since announcing the exploration of strategic alternatives on March 1, 2010, we have completed several transactions, including:

•	The disposition of Arizona Heart Hospital (Phoenix, Arizona) in which we sold the majority of the hospital’s assets to Vanguard Health Systems for $32.0 million, plus retained working capital. The transaction was completed effective October 1, 2010. We anticipate that we will receive final net proceeds of approximately $31.5 million from the transaction after payment of retained known liabilities, payment of taxes related to the transaction and collection of the hospital’s accounts receivable. The $31.5 million in estimated net proceeds is prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.

•	The disposition of our wholly owned subsidiary that held 33.3% ownership of Avera Heart Hospital of South Dakota located in Sioux Falls, SD to Avera McKennan for $20.0 million, plus a percentage of the hospital’s available cash. The transaction was completed October 1, 2010. We estimate that we will receive final net proceeds from the transaction of approximately $16.0 million, after closing costs and payment of estimated taxes related to the transaction and prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.

•	The disposition of Heart Hospital of Austin (Texas) in which we and our physician owners sold substantially all of the hospital’s assets to St. David’s Healthcare Partnership L.P. for approximately $83.8 million, plus retained working capital. The transaction was completed effective November 1, 2010. We anticipate that it will receive final net proceeds of approximately $24.1 million from the transaction after repayment of third party debt and a related prepayment fee, payment of all known retained liabilities of the partnership, payment of taxes related to the transaction, collection of the partnerships accounts receivable, and distributions to the hospital’s minority partners. The $24.1 million in estimated net proceeds is prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.

•	The disposition of our approximate 27.0% ownership interest in Southwest Arizona Heart and Vascular, LLC (Yuma, Az) to the joint venture’s physician partners for $7.0 million. The transaction was completed effective November 1, 2010. We estimate that final net proceeds from the transaction will total approximately $6.9 million, after closing costs and income tax benefit related to a tax loss on the transaction, but prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.

In addition, we announced on November 8, 2010, that we, along with physician partners, had entered into a definitive agreement to sell substantially all the assets of TexSan Heart Hospital (San Antonio, Texas) to Methodist Healthcare System of San Antonio for $76.25 million, plus retained working capital. The transaction, which is subject to regulatory approval and other customary closing conditions, is anticipated to close during our second quarter of fiscal 2011, which ends March 31, 2011. We anticipate that we will receive approximately $58.0 million from the transaction after payment of all retained known liabilities of the partnership, payment of taxes related to the transaction, collection of the partnership’s accounts receivable, and distributions to the hospital’s minority partners. The $58.0 million in estimated net proceeds is prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.

We cannot assure our investors that our continuing efforts to enhance stockholder value will be successful, or whether future transactions will involve a sale of the Company, a sale of our individual hospitals or other assets, or a combination of these alternatives. We continue to consider all practicable alternatives to maximize stockholder value. Although the strategic alternatives process is on-going and expected to continue during our fiscal 2011 and potentially beyond, we have begun to consider a number of scenarios for distributing available cash to our stockholders such as special cash dividends, and/or distributions to stockholders following future sales of individual hospitals or other assets, in the context of a dissolution and following repayment of all bank debt and termination of our credit facility. If our common equity is sold in a merger or other similar transaction, then stockholders would receive consideration in exchange for their shares in accordance with the terms of that transaction.

Many unknown variables, including those related to seeking any approvals which may be required, will affect the amount, timing and mechanics of any potential distributions to stockholders. Until further progress is made in the strategic alternative process, we are unable to determine the approach that best meets the interests of our stockholders. Final amounts available to stockholders could be diminished by asset and corporate wind-down related operating and other expenses, continued debt service obligations, tax treatment, inability to collect all amounts owed, any required reserves to address liabilities, including retained and contingent liabilities and/or other unforeseen events.

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

As described above, we entered into definitive agreements to sell certain assets and liabilities of Arizona Heart Hospital, LLC and Heart Hospital IV, LP (Heart Hospital of Austin), during fiscal 2010. We sold our equity interests in Heart Hospital of Lafayette and Cape Cod Cardiology Services LLC in fiscal 2008 and 2009, respectively, and the net assets of Dayton Heart Hospital and Sun City Cardiac Center Associates in fiscal 2008 and 2009, respectively. Accordingly, for all periods presented, the results of operations for these entities have been excluded from continuing operations and are reported in income (loss) from discontinued operations, net of taxes.

Same Facility Hospitals.  Same facility hospitals include only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division for the fiscal year ended September 30, 2010, we exclude the results of operations of Hualapai Mountain Medical Center, which opened in October 2009.

Revenue Sources by Division.  The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Year Ended September 30,
Division	2010	2009	2008

Hospital	97.3%	95.9%	95.5%
MedCath Partners	2.6%	4.0%	4.4%
Corporate and other	0.1%	0.1%	0.1%

Net Revenue	100.0%	100.0%	100.0%

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

	Year Ended September 30,
Payor	2010	2009	2008

Medicare	51.2%	51.4%	52.1%
Medicaid	4.3%	2.9%	3.2%
Commercial and other, including self-pay	44.5%	45.7%	44.7%

Total consolidated net revenue	100.0%	100.0%	100.0%

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

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, audits, investigations, executive orders and freezes and funding reductions, all of which may significantly affect our business. In addition, reimbursement is generally subject to adjustment and possible recoupment following audit by all third party payors, including commercial payors and the contractors who administer the Medicare program for CMS as well as the OIG. Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a possibility that recorded estimates will change by a material amount in the near term. See Item 1 Business and Item 1A Risk Factors.

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

We provide care to patients who meet certain criteria under our charity care policy without charge or at amounts less than our established rates. Patients that receive charity care discounts must provide a complete and accurate application, be in need of non-elective care and meet certain federal poverty guidelines established by the U.S. Department of Health and Human Services. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported as net revenue.

Our managed diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories operate under various contracts where management fee revenue is recognized under fixed-rate arrangements as services are rendered. In addition, certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories recognize additional revenue under cost reimbursement and equipment lease arrangements. Net revenue from our owned diagnostic facility and mobile cardiac catheterization laboratories is reported at the estimated net realizable amounts due from patients, third party payors, and others as services are rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors.

Allowance for Doubtful Accounts.  Accounts receivable primarily consist of amounts due from third-party payors and patients in our hospital division. The remainder of our accounts receivable principally consist of amounts due from billings to hospitals for various cardiovascular care services performed in our MedCath Partners Division. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of our respective hospitals and other business units. Adverse changes in business office operations, payor mix, economic conditions or trends in federal and state governmental healthcare reimbursement could affect our collection of accounts receivable.

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

Professional Liability Risk.  We are self-insured for medical malpractice up to certain maximum liability amounts. Although the amounts accrued are actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts we will ultimately disburse could differ from such accrued amounts.

Long-Lived Assets.  Long-lived assets, which include finite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. See Notes 4 and 13 for a discussion of impairment charges that the Company has recorded to write-down certain long-lived assets.

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

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of certain of its investees’ operating agreements, to purchase some or all of the noncontrolling interests related to certain of the Company’s subsidiaries. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2010, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests totaling $11,554 and $7,448 as of September 30, 2010 and 2009, respectively, that are subject to this redemption feature are not included as part of the Company’s equity and are carried as redeemable noncontrolling interests in equity of consolidated subsidiaries on the Company’s consolidated balance sheets.

Profits and losses are allocated to the noncontrolling interest in the Company’s subsidiaries in proportion to their ownership percentages and reflected in the aggregate as net income attributable to noncontrolling interests. If, however, the cumulative net losses of a hospital exceed its initial capitalization and committed capital obligations of our partners, then we recognize a disproportionately higher share, up to 100%, of the hospital’s losses, instead of the smaller pro-rata share of the losses that normally would be allocated to us based upon our percentage ownership (with the exception of losses incurred at Harlingen Medical Center, which are shared proratably based on each investors ownership percentage). The disproportionate allocation to us of a hospital’s losses would reduce our consolidated net income in that reporting period. When the same hospital has earnings in a subsequent period, a disproportionately higher share, up to 100%, of the hospital’s earnings will be allocated to us to the extent we have previously recognized a disproportionate share of that hospital’s losses. The disproportionate allocation to us of a hospital’s earnings would increase our consolidated net income in that reporting period.

The determination of disproportionate losses to be allocated is based on the specific terms of each hospital’s operating agreement, including each partner’s contributed capital, obligation to contribute additional capital to provide working capital loans, or to guarantee the outstanding obligations of the hospital. During each of our fiscal years 2010, 2009 and 2008, our disproportionate recognition of earnings and losses in our hospitals had a net (negative)/positive impact of $(12.2) million, $(2.2) million, and $0.6 million, respectively, on our reported income from continuing operations before income taxes and discontinued operations.

We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profits of our hospitals. As of September 30, 2010, we have $13.4 million of cumulative disproportionate losses allocated to us. We could also be required to recognize disproportionate losses at our other hospitals not currently in a disproportionate allocation position depending on their results of operations in future periods.

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

The Company is required to file federal and state tax returns in the United States. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes and associated penalties and interest.

The Company accrues an amount for its estimate of probable additional income tax liability. The Company recognizes the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As of September 30, 2010, the Company does not have accruals for any uncertain income tax positions.

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

During fiscal 2009 and 2010 we granted shares of restricted stock and restricted stock units to employees and directors, respectively. Restricted stock granted to employees, excluding executives of the Company, vest in equal annual installments over a three year period. Executives of the Company (defined by us as vice president or higher) received two restricted stock grants. The first grant of restricted stock vests in equal annual installments over a three year period. The second grant of restricted stock vests over a three year period based on established performance conditions. All unvested restricted stock granted to employees becomes fully vested upon a change in control of the Company as defined in the Company’s 2006 Stock Option and Award Plan. Restricted stock units granted to directors are fully vested at the date of grant and are paid in the form of common stock upon each applicable director’s termination of service on the board.

Recent Accounting Pronouncements:  See Note 2 of our consolidated financial statements included elsewhere in this report for additional disclosures.

Results of Operations

Fiscal Year 2010 Compared to Fiscal Year 2009

Statement of Operations Data.  The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,
					% of Net
			Increase/(Decrease)		Revenue
	2010	2009	$	%	2010	2009
	(In thousands except percentages)

Net revenue	$442,496	$419,733	$22,763	5.4%	100.0%	100.0%
Operating expenses:
Personnel expense	151,990	141,315	10,675	7.6%	34.3%	33.7%
Medical supplies expense	113,588	111,253	2,335	2.1%	25.7%	26.5%
Bad debt expense	46,887	39,068	7,819	20.0%	10.6%	9.3%
Other operating expenses	104,327	90,603	13,724	15.1%	23.6%	21.6%
Pre-opening expenses	866	3,563	(2,697)	(75.7)%	0.2%	0.9%
Depreciation	26,895	22,818	4,077	17.9%	6.1%	5.4%
Amortization	32	891	(859)	(96.4)%	—	0.2%
Impairment of long-lived assets and goodwill	66,822	51,500	15,322	29.8%	15.1%	12.3%
Loss on disposal of property, equipment and other assets	57	192	(135)	(70.3)%	—	—

Loss from operations	(68,968)	(41,470)	(27,498)	66.3%	(15.6)%	(9.9)%
Other income (expenses):
Interest expense	(4,548)	(3,746)	(802)	21.4%	(1.0)%	(0.9)%
Loss on early extinguishment of debt	—	(6,702)	6,702	100.0%	—	(1.6)%
Interest and other income	84	217	(133)	(61.3)%	—	0.1%
Loss on note receiveable	(1,507)	—	(1,507)	(100.0)%	(0.3)%	—
Equity in net earnings of unconsolidated affiliates	7,267	9,057	(1,790)	(19.8)%	1.5%	2.1%

Loss from continuing operations before income taxes	(67,672)	(42,644)	(25,028)	58.7%	(15.3)%	(10.2)%
Income tax benefit	(26,662)	(362)	(26,300)	7265.2%	(6.0)%	(0.1)%

Loss from continuing operations	(41,010)	(42,282)	1,272	(3.0)%	(9.4)%	(10.1)%
Income from discontinued operations, net of taxes	5,028	9,527	(4,499)	(47.2)%	1.2%	2.3%

Net loss	(35,982)	(32,755)	(3,227)	9.9%	(8.1)%	(7.8)%
Less: Net income attributable to noncontrolling interest	(12,389)	(17,527)	5,138	(29.3)%	(2.8)%	(4.2)%

Net loss attributable to MedCath Corporation	$(48,371)	$(50,282)	$1,911	(3.8)%	(10.9)%	(12.0)%

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(51,956)	$(51,655)	$(301)	0.6%	(11.7)%	(12.3)%
Income from discontinued operations, net of taxes	3,585	1,373	2,212	161.1%	0.8%	0.3%

Net loss	$(48,371)	$(50,282)	$1,911	(3.8)%	(10.9)%	(12.0)%

Net revenue.  Below is selected procedural and net revenue data for the fiscal years ended September 30, 2010 and 2009.

	Hospital Division Continuing Operations
	Year Ended September 30,
					Increase
	2010	%	2009	%	(Decrease)

Admission and Principal Procedures(1):
Inpatient admissions	22,010	27%	19,894	30%	10.6%
Outpatient procedures(2)	26,050	31%	21,933	33%	18.8%
ED and heart saver program	35,084	42%	24,256	37%	44.6%

Total procedures	83,144	100%	66,083	100%	25.8%

MDC 5 procedures(3)	14,862		14,420		3.1%
IP Drug Eluting Stents	2,382		2,141		11.3%
IP Bare Metal Stents	1,357		1,588		(14.5)%
OP Drug Eluting Stents	1,151		1,027		12.1%
OP Bare Metal Stents	778		796		(2.3)%
Non MDC 5 procedures	68,282		51,663		32.2%
ED visits	30,017		19,769		51.8%
Net Revenue(1):
Inpatient net revenue	70.1%		72.1%		(2.8)%
Outpatient net revenue	21.5%		21.4%		0.5%
ED and HeartSaver CT program	8.4%		6.5%		29.2%

Total net revenue	100.0%		100.0%

Total charity care	$7,538		$4,266		76.7%

(1)	Procedures refer to the total cases billed and revenues recognized.

(2)	Excludes emergency department and our HeartSaver CT program.

(3)	Major Diagnostic Category (“MDC”) 5 corresponds to a circulatory system principal diagnosis. We have historically referred to MDC 5 procedures as our “core procedures.”

Same Facility Hospitals.  Same facility hospitals include only those facilities that were open and operational during the full current and prior fiscal year comparable periods. For example, on a same facility basis for our consolidated hospital division for the year ended September 30, 2010, we exclude the results of operations of Hualapai Mountain Medical Center, which opened in October 2009. During the years ended September 30, 2010 and 2009, the Company incurred $0.9 million and $3.6 million, respectively, in pre-opening expenses related to projects under development at Hualapai Mountain Medical Center.

Net revenue increased 5.4% to $442.5 million for our fiscal year ended September 30, 2010 from $419.7 million for our fiscal year ended September 30, 2009. Of this $22.8 million increase in net revenue, our Hospital Division generated a $28.0 million increase, our MedCath Partners Division decreased by $5.2 million, and the Corporate and other division remained flat. The Hospital Division increase was attributable to an increase in our net patient revenue while the hospital division other operating revenue remained the same during the 2010 fiscal year compared to the 2009 fiscal year. Net revenue on a same facility basis was as follows:

	Fiscal Year Ended September 30,
			Increase/		% of Net
			(Decrease)		Revenue
	2010	2009	$ %		2010	2009
	(In thousands except percentages)

Net revenue	$415,424	$419,733	$(4,309)	(1.0)%	100.0%	100.0%

Net revenue is comprised of net patient revenue and other operating revenue. Our same facility net patient revenue increased approximately $1.1 million during fiscal 2010 compared to fiscal 2009 while our other operating revenue decreased approximately $5.4 million, of which $5.2 million was experienced in our MedCath Partners Division. Beginning in our first quarter of fiscal 2010, our MedCath Partners Division renegotiated certain management contracts. As a result, certain personnel expenses once incurred by and reimbursed to our MedCath Partners Division, were no longer incurred as a result of employees no longer being employed by MedCath Partners. Therefore, the decline in other operating revenue was offset by a reduction in salary expenses due to this change.

Our same facility hospital division inpatient net revenue decreased approximately $6.4 million while our inpatient admissions increased by 2.3%. The inpatient net revenue decrease was offset by an increase in outpatient revenue, including emergency department revenue of approximately $4.2 million, driven by an increase in outpatient cases of approximately 7.4%.

Our inpatient net revenue decline was primarily due to a $9.6 million decrease in open heart revenue, a $4.6 million decrease in non-drug eluting stent net revenue, and a $2.1 million decrease in AICD net revenue offset by a $2.6 million increase in drug-eluting stent revenue and a $8.3 million increase in non-cardiovascular net inpatient revenue. We believe the decline in open heart surgeries and the use of AICD’s is indicative that less invasive cardiac procedures, such as stents, and pharmaceutical treatments have been successful for patients at our hospitals. Our non-cardiovascular net inpatient revenue has increased as we have diversified our services and have provided musculoskeletal procedures at certain of our hospitals and also experienced an increase in patient cases related to respiratory and digestive care.

Our same facility emergency department visits and net revenue increased 9.5% and 10.1%, respectively, during fiscal 2010 compared to fiscal 2009, driven primarily by our expansion and marketing efforts. In addition, we experienced an increase in outpatient AICD implants, pacer implants and EP studies/ablations, which experienced a 5.2% increase in cases and a 9.1% increase in net revenue.

Our same facility net revenue was impacted by an overall increase in deductions for uncompensated care of $3.3 million. We commonly refer to these deductions as charity care. Charity care was $7.5 million for fiscal 2010 compared to $4.3 million for fiscal 2009. Charity care is recorded for patients that meet certain federal poverty guidelines and request charity consideration in line with our policy. The number of patients that qualified for charity care increased during fiscal 2010 compared to fiscal 2009.

During fiscal 2009 we recognized net negative contractual adjustments to our net revenue of $4.5 million related to the filing of prior years Medicare cost reports as well as other Medicare and Medicaid settlement adjustments. Therefore, these adjustments had a year over year positive impact of $4.5 million to net revenue.

Personnel expense.  Personnel expense increased 7.6% to $152.0 million for fiscal 2010 from $141.3 million for fiscal 2009. As a percentage of net revenue, personnel expense increased slightly from 33.7% to 34.3% for the comparable periods. Personnel expense on a same facility basis was as follows:

	Fiscal Year Ended September 30,
			Increase/		% of Net
			(Decrease)		Revenue
	2010	2009	$ %		2010	2009
	(In thousands except percentages)

Personnel expense	$137,433	$141,315	$(3,882)	(2.7)%	33.1%	33.7%

We recognized share-based compensation expense of $3.1 million and $2.4 million for the fiscal years ended September 2010 and 2009, respectively. The $0.7 million increase in share-based compensation expense was offset by a $6.2 million decrease in personnel expense. $2.1 million of the personnel expense decrease was the result of a reduction in workforce in our Partners Division as a result of renegotiating certain management contracts whereby we no longer employed the employees of certain ventures. In addition, the Hospital Division’s contract labor has declined as we align our expenses with our patient revenues and admissions. Our bonus expense increased approximately $1.1 million during fiscal 2010 compared to fiscal 2009 as the criteria for the attainment of bonuses were met during fiscal 2010 for certain of our hospitals.

Medical supplies expense.  Medical supplies expense increased 2.1% to $113.6 million, or 25.7% of net revenue, for fiscal 2010 from $111.3 million, or 26.5% of net revenue, for fiscal 2009. Medical supplies expense on a same facility basis was as follows:

	Fiscal Year Ended September 30,
			Increase/		% of Net
			(Decrease)		Revenue
	2010	2009	$ %		2010	2009
		(In thousands except percentages)

Medical supplies expense	$108,579	$111,253	$(2,674)	(2.4)%	26.1%	26.5%

Our same facility medical supplies expense decreased as a result of a 9.9% reduction in open heart surgeries and a 10.1% reduction in AICD implantations, procedures that have higher net revenue per case as compared to other procedures performed at our hospitals. With less open heart and AICD net revenue, medical supplies will increase as a percentage of net revenue. The supply expense decrease was partially offset by an increase in the utilization of higher cost per unit devices.

Bad debt expense.  Bad debt expense increased 20.0% to $46.9 million for fiscal 2010 from $39.1 million for fiscal 2009. Bad debt expense on a same facility basis was as follows:

	Fiscal Year Ended September 30,
			Increase/		% of Net
			(Decrease)		Revenue
	2010	2009	$ %		2010	2009
	(In thousands except percentages)

Bad debt expense	$43,206	$39,068	$4,138	10.6%	10.4%	9.3%

We have experienced an increase in bad debt expense primarily related to an increase in the uncollectibility of the self-pay balance after insurance and an 8.1% increase in self-pay net revenue during fiscal 2010 compared to fiscal 2009.

Total uncompensated care, which includes charity care deductions recorded as a reduction to patient revenue and bad debt expense, was $50.7 million for fiscal 2010, or 12.5% of same facility Hospital Division net patient revenue, compared to $43.3 million, or 10.8% of same facility Hospital Division net patient revenue for fiscal 2009.

Other operating expenses.  Other operating expenses increased 15.1% to $104.3 million for fiscal 2010 from $90.6 million for fiscal 2009. Other operating expense on a same facility basis was as follows:

	Fiscal Year Ended September 30,
			Increase/		% of Net
			(Decrease)		Revenue
	2010	2009	$ %		2010	2009
	(In thousands except percentages)

Other operating expense	$94,028	$90,603	$3,425	3.8%	22.6%	21.6%

Notable increases and (decreases) in our same facility other operating expenses were as follows:

Professional fees	$2,575
Employee benefits	$2,343
Repairs and maintenance	$825
Corporate salaries and bonuses, net	$(234)
Professional liability insurance	$(992)
Advertising	$(1,045)

Our professional fees increased $2.6 million during fiscal 2010 compared to fiscal 2009. Professional fees increased $3.8 million due to the expenses incurred related to the review and implementation of our strategic alternatives as well as fees incurred related to entering into definitive agreements to sell the Heart Hospital of Austin, Arizona Heart Hospital and Avera Heart Hospital of South Dakota, which were all completed subsequent to September 30, 2010, and TexSan Heart Hospital, which was announced subsequent to September 30, 2010. This increase was partially offset by a decline in professional fees associated with growth initiatives and other non-recurring internal projects that were incurred during fiscal 2009.

Corporate employee benefits expense has increased due to an increase in specific claims expense for our employees during fiscal 2010 compared to the same period of the prior year. Since we are self-insured for medical claims and our medical claims expense can fluctuate based on the total number of claims we experience for any given period.

Corporate salaries and wages have declined $1.7 million due to attrition in employees related to the announcement that we are considering our strategic alternatives and a reduction in hiring of new employees offset by a $0.7 million increase in severance expense as a result of exploring these options. The alternatives include, but are not limited to, the possible sale of all or parts of the Company. This decline was offset by a $0.5 million increase in stay-on bonus expense incurred to retain employees during the strategic alternatives process.

We incurred specific large dollar professional liability insurance claims for certain of our hospitals during fiscal 2009. In contrast, we experienced favorable claim experience during fiscal 2010. As a result of the reduction in specific claims during fiscal 2010 and favorable claim experience for the current policy year, our overall professional liability insurance cost has declined $1.0 million.

We increased our marketing and advertising budget during fiscal 2009 to promote several of our facility expansions and certain direct mailing and radio programs to increase market share. Our advertising expenses declined $1.0 million during fiscal 2010 to better align our operating expenses with our revenues and also as a result of the review of our strategic alternatives.

Depreciation.  Depreciation increased 17.9% to $26.9 million for the fiscal year ended September 30, 2010 as compared to $22.8 million for the fiscal year ended September 30, 2009. The increase in depreciation is the direct result of expansion at several of our facilities, the opening of Hualapai Mountain Medical Center on October 15, 2009, as well as the purchase of newer computer equipment to replace outdated hardware.

Impairment of long-lived assets and goodwill.  Impairment of long-lived assets and goodwill increased 29.8% to $66.8 million for fiscal 2010 compared to $51.5 million for fiscal 2009. In fiscal 2010, the Company recognized impairments of property and equipment primarily related to the Hospital Division due to declines in operating performance as well as the ongoing review of strategic alternatives for the Company. When a cash flow projection or independent third party market offers indicated impairment existed, the Company reduced long-lived assets to their estimated fair value. In fiscal 2009, the Company recognized an impairment indicator relative its goodwill which was all related to the Hospital Division due to the overall financial performance of the Company and resulting decline in market capitalization. Subsequent analysis determined that the Hospital Division’s carrying value was in excess of its fair value and that the implied fair value of the goodwill was zero.

Interest expense.  Interest expense increased 21.4% to $4.5 million for fiscal 2010 compared to $3.7 million for fiscal 2009. The Company would have experienced a decrease due to capitalization of $2.7 million of interest on our capital expansion projects in fiscal 2009. The Company did not capitalize any interest in fiscal 2010. The decrease in pre-capitalization interest expense is primarily attributable to the overall reduction in our outstanding debt.

Loss on early extinguishment of debt.  During December 2008, we redeemed all of our outstanding 9 7/8% Senior Notes for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Senior Secured Credit Facility and available cash on hand. In addition, we incurred $2.0 million in expenses related to the write-off of previously incurred financing costs associated with the Senior Notes. There was no loss on early extinguishment of debt for fiscal 2010.

Interest and other income, net.  Interest and other income, net decreased 61.3% to $0.1 million for fiscal 2010 compared to $0.2 million for fiscal 2009. The decrease is a result of the decrease in cash balances and the decrease in interest earned on cash balances during fiscal 2010.

Loss on note receivable.  Our corporate and other division entered into a note receivable agreement with a third party during 2008. The note receivable was deemed uncollectable and a loss of $1.5 million was recorded in fiscal 2010 due to our determination of the third party’s inability to repay the note and the insufficiency of the value of the collateral securing the note. There were no similar losses recorded in fiscal 2009.

Equity in net earnings of unconsolidated affiliates.  Equity in net earnings of unconsolidated affiliates decreased to $7.3 million in fiscal 2010 from $9.1 million in fiscal 2009. Earnings from operating activity of our unconsolidated affiliates remained relatively flat during fiscal 2010 compared to fiscal 2009 and our ownership interest in those entities remained materially the same for the two periods. However, the Company recognized a $1.9 million writedown of its investment in Southwest Arizona Heart and Vascular, LLC in fiscal 2010 based on the expected proceeds from the disposition of the Company’s interest to be received in fiscal 2011. Also, the Company expects a decline in future equity in net earnings of unconsolidated affiliates due to the disposition of its interest in Avera Heart Hospital of South Dakota on October 1, 2010 and the disposition of its interest in Southwest Arizona Heart and Vascular, LLC on November 1, 2010.

Net income attributable to noncontrolling interest.  Noncontrolling interest share of earnings of consolidated subsidiaries decreased $5.1 million in fiscal 2010 compared to fiscal 2009. Net income attributable to noncontrolling interests on a same facility basis was as follows:

	Fiscal Year Ended September 30,
			Increase/		% of Net
			(Decrease)		Revenue
	2010	2009	$ %		2010	2009
	(In thousands except percentages)

Net income attributable to noncontrolling interest	$10,502	$17,527	$(7,025)	(40.1)%	2.5%	4.2%

Net income attributable to noncontrolling interest represents the portion of net income allocated to the minority owners of our consolidated subsidiaries. We allocate earnings to the minority owners based on their pro-rata share of earnings for the given period unless we are in disproportionate share accounting. During fiscal 2010 we allocated more losses disproportionate to our ownership interest where the minority owner’s capital balance has been reduced to zero per the partnership operating agreements. As a result of absorbing more losses during fiscal 2010, the total share of income allocated to minority owners has increased relative to our total net income. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition.

In addition, we incurred approximately $2.9 million in expense, net of tax, related to the redemption feature of a redeemable noncontrolling interest put option entered into with the minority interest holders at one of our hospitals during the fourth quarter of fiscal 2010. We classified the redeemable noncontrolling interest as temporary equity in the Consolidated Balance Sheets, outside of stockholders’ equity. We recorded the redeemable noncontrolling interest at the redemption value, net of tax, as prescribed in the operating agreement and accounting literature.

Income tax (benefit) expense.  Income tax benefit was $(26.7) million for fiscal 2010 compared to $(0.4) million for fiscal 2009, which represented an effective tax rate of (39.4%) and (0.8%), respectively. The fiscal 2010 effective rate is above our federal statutory rate of (35.0%) primarily due to the effect of the adoption of a new accounting pronouncement regarding noncontrolling interest (see Note 2), which requires the net income or loss attributable to noncontrolling interest be including in the determination of pretax income or loss in the Company’s effective rate calculation. The fiscal 2009 effective rate is below our federal statutory rate of 35.0% primarily due to the non-deductibility for income tax purposes of a majority of the $51.5 million impairment expense related to goodwill.

Income from discontinued operations, net of taxes.  Income from discontinued operations, net of taxes, principally reflects the operating results of Heart Hospital IV, LP (a/ka/ Heart Hospital of Austin, “HHA”), Arizona Heart Hospital LLC (“AzHH”), Cape Cod Cardiology Services LLC (“Cape Cod”), and Sun City Cardiac Center Associates (“Sun City”). Net income from discontinued operations was $5.0 million for fiscal 2010 compared to $9.5 million for fiscal 2009. Income from discontinued operations, net of taxes during fiscal 2010 is principally the income from operations of HHA, offset by operating losses at other discontinued entities, principally losses at

AzHH. Income from discontinued operations, net of taxes, includes the gains on the sale of Cape Cod and Sun City during fiscal 2009 and income from operations of HHA, partially offset by operating losses of other discontinued entities, principally losses at AzHH.

Fiscal Year 2009 Compared to Fiscal Year 2008

Statement of Operations Data.  The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30,
			Increase/
			(Decrease)		% of Net Revenue
	2009	2008	$	%	2009	2008
	(In thousands except percentages)

Net revenue	$419,733	$414,155	$5,578	1.3%	100.0%	100.0%
Operating expenses:
Personnel expense	141,315	136,009	5,306	3.9%	33.7%	32.8%
Medical supplies expense	111,253	104,616	6,637	6.3%	26.5%	25.3%
Bad debt expense	39,068	33,070	5,998	18.1%	9.3%	8.0%
Other operating expenses	90,603	84,230	6,373	7.6%	21.6%	20.3%
Pre-opening expenses	3,563	786	2,777	353.3%	0.9%	0.2%
Depreciation	22,818	21,714	1,104	5.1%	5.4%	5.3%
Amortization	891	32	859	2684.4%	0.2%	0.0%
Impairment of long-lived assets and goodwill	51,500	—	51,500	100.0%	12.3%	—
Loss on disposal of property, equipment and other assets	192	124	68	54.8%	—	0.0%

(Loss) income from operations	(41,470)	33,574	(75,044)	(223.5)%	(9.9)%	8.1%
Other income (expenses):
Interest expense	(3,746)	(11,242)	7,496	(66.7)%	(0.9)%	(2.7)%
Loss on early extinguishment of debt	(6,702)	—	(6,702)	(100.0)%	(1.6)%	—
Interest and other income	217	1,917	(1,700)	(88.7)%	0.1%	0.5%
Equity in net earnings of unconsolidated affiliates	9,057	7,891	1,166	14.8%	2.1%	1.9%

(Loss) income from continuing operations before income taxes	(42,644)	32,140	(74,784)	(232.7)%	(10.2)%	7.8%
Income tax (benefit) expense	(362)	8,296	(8,658)	(104.4)%	(0.1)%	2.0%

(Loss) income from continuing operations	(42,282)	23,844	(66,126)	(277.3)%	(10.1)%	5.8%
Income from discontinued operations, net of taxes	9,527	19,004	(9,477)	(49.9)%	2.3%	4.6%

Net (loss) income	(32,755)	42,848	(75,603)	(176.4)%	(7.8)%	10.3%
Less: Net income attributable to noncontrolling interest	(17,527)	(21,858)	4,331	(19.8)%	(4.2)%	(5.3)%

Net (loss) income attributable to MedCath Corporation	$(50,282)	$20,990	$(71,272)	(339.6)%	(12.0)%	5.1%

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(51,655)	$10,645	$(62,300)	(585.3)%	(12.3)%	2.6%
Income from discontinued operations, net of taxes	1,373	10,345	(8,972)	(86.7)%	0.3%	2.5%

Net (loss) income	$(50,282)	$20,990	$(71,272)	(339.6)%	(12.0)%	5.1%

Net revenue.  Below is selected procedural and net revenue data for the fiscal years ended September 30, 2009 and 2008.

	Hospital Division Continuing Operations
	Year Ended September 30,
					Increase
	2009	%	2008	%	(Decrease)

Admission and Principal Procedures(1):
Inpatient admissions	19,894	30%	20,962	34%	(5.1)%
Outpatient procedures(2)	21,933	33%	18,757	31%	16.9%
ED and heart saver program	24,256	37%	21,147	35%	14.7%

Total procedures	66,083	100%	60,866	100%	8.6%

MDC 5 procedures(3)	14,420		15,909		(9.4)%
IP Drug Eluting Stents	2,141		2,165		(1.1)%
IP Bare Metal Stents	1,588		2,645		(40.0)%
OP Drug Eluting Stents	1,027		471		118.0%
OP Bare Metal Stents	796		445		78.9%
Non MDC 5 procedures	51,663		44,957		14.9%
ED visits	19,769		17,127		15.4%
Net Revenue(1):
Inpatient net revenue	72.1%		77.4%		(6.8)%
Outpatient net revenue	21.4%		16.7%		28.1%
ED and HeartSaver CT program	6.5%		5.9%		10.2%

Total net revenue	100.0%		100.0%

Total charity care	$4,266		$12,176		(65.0)%

(1)	Procedures refer to the total cases billed and revenues recognized.

(2)	Excludes emergency department and our HeartSaver CT program.

(3)	Major Diagnostic Category (“MDC”) 5 corresponds to a circulatory system principal diagnosis. We have historically referred to MDC 5 procedures as our “core procedures.”

Net revenue increased 1.3% to $419.7 million for our fiscal year ended September 30, 2009 from $414.2 million for our fiscal year ended September 30, 2008. Of this $5.5 million increase in net revenue, our Hospital Division generated a 1.8%, or $7.0 million increase, our MedCath Partners Division generated a $1.4 million decrease and our Corporate and other Division generated a $0.1 million decrease.

We continued to experience a shift from inpatient to outpatient procedures in our Hospital Division during fiscal 2009. Our inpatient admissions were down 5.1% for the 2009 fiscal year compared to the 2008 fiscal year; however our outpatient procedures, excluding emergency department visits, increased 16.0% as a result of the shift from inpatient to outpatient procedures. Our emergency department visits increased 15.4% during fiscal 2009 compared to fiscal 2008, driven primarily by our expansion and marketing efforts. Total outpatient net patient revenue excluding emergency department and our Heart Saver program net revenue increased from 22.6% of total hospital net revenue for fiscal 2008 to 27.9% for fiscal 2009.

During 2009 we established a consolidated primary care physician group at one of our hospitals. Net revenue for fiscal 2009 includes $1.0 million related to this new group. The related expenses are also reported as a component of income from operations.

Our net revenue was positively impacted by an overall decrease in deductions for uncompensated care of 65.0% or $7.9 million. We commonly refer to these deductions as charity care. Charity care was $4.3 million for fiscal 2009 compared to $12.2 million for fiscal 2008. Charity care is recorded for patients that meet certain federal poverty guidelines and request charity consideration in line with our policy. The number of patients that qualified for charity care decreased during fiscal 2009 compared to fiscal 2008.

During fiscal 2009 and 2008, we recognized net negative contractual adjustments to our net revenue of $4.5 million and $0.4 million, respectively, related to the filing of prior years Medicare cost reports as well as other Medicare and Medicaid settlement adjustments. Therefore, these adjustments had a year over year negative impact of $4.1 million to net revenue.

Personnel expense.  Personnel expense increased 3.9% to $141.3 million for fiscal 2009 from $136.0 million for fiscal 2008. As a percentage of net revenue, personnel expense increased from 32.8% to 33.7%.

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

Medical supplies expense.  Medical supplies expense increased 6.3% to $111.3 million, or 26.5% of net revenue, for fiscal 2009 from $104.6 million, or 25.3% of net revenue, for fiscal 2008. We experienced an increase in expense related to AICD’s, heart valves, drug-eluting stents and vascular graft supplies during fiscal 2009 offset by a reduction in expense for bare metal stents, orthopedic and chargeable medical supplies. The increase in AICD’s, heart valves, drug-eluting stents and vascular graft supplies was directly related to a combination of a higher utilization of supplies per procedure, an increase in the number of procedures performed or the use of higher cost supplies for these procedures. Conversely, the reduction in bare metal stents and orthopedic supplies is the direct result of lower utilization of supplies per procedure and lower cost for the units used per procedure.

Bad debt expense.  Bad debt expense increased 18.1% to $39.1 million for fiscal 2009 from $33.1 million for fiscal 2008. Total uncompensated care, which includes charity care deductions recorded as a reduction to patient revenue and bad debt expense, was $43.3 million for fiscal 2009, or 10.8% of Hospital Division net patient revenue, compared to $45.2 million, or 11.2% of Hospital Division net patient revenue for fiscal 2008. We have experienced an increase in bad debt expense primarily related to an increase in the uncollectibility of the self-pay balance after insurance and a reduction in patients that qualify for charity care and/or government assistance. The reduction in total uncompensated care to net revenue is due to improved collections during fiscal 2009.

Other operating expenses.  Other operating expenses increased 7.6% to $90.6 million for fiscal 2009 from $84.2 million for fiscal 2008. This increase is mainly driven by clinical and non-clinical contract services due to the growth in volume at several of our facilities, particularly emergency department visits, as well as increased maintenance costs at our hospitals as machinery warranties have expired at several of our facilities. These increases have been offset by a decline in administrative contract services and collection agency fees as these services are brought in-house to control costs and gain efficiencies. In addition, we incurred a $1.3 million increase in costs related to a new primary care physician group at one of our hospitals.

Pre-opening expenses.  We incurred $3.6 million and $0.8 million in pre-opening expenses during fiscal 2009 and 2008. Pre-opening expenses represent costs specifically related to projects under development. As of September 30, 2009 and 2008, we had one hospital under development, Hualapai Medical Center in Kingman, Arizona, which opened on October 15, 2009. The amount of pre-opening expenses, if any, we incur in future periods will depend on the nature, timing and size of our development activities.

Depreciation.  Depreciation increased 5.1% to $22.8 million for the fiscal year ended September 30, 2009 as compared to $21.7 million for the fiscal year ended September 30, 2008. The increase in depreciation is the direct result of expansion at several of our facilities as well as the purchase of newer computer equipment to replace outdated hardware.

Impairment of goodwill.  Impairment of long-lived assets increased 100.0% to $51.5 million for fiscal 2009 as compared to zero for fiscal 2008. In fiscal 2009, the Company recognized an impairment charge to write off its goodwill which was all related to the Hospital Division due to the overall financial performance of the Company and recent appraisals indicating that the Hospital Division’s carrying value was in excess of its fair value. Such analyses resulted in an implied value of the goodwill as zero. There were no such similar impairment charges recognized in fiscal 2008.

Interest expense.  Interest expense decreased 66.7% to $3.7 million for fiscal 2009 compared to $11.2 million for fiscal 2008. This $7.5 million decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt, a decrease in the interest rate on our outstanding debt, and the capitalization of interest on our capital expansion projects. Capitalized interest was $2.7 million for fiscal 2009 compared to $1.3 million for fiscal 2008.

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

Interest and other income, net.  Interest and other income, net decreased 88.7% to $0.2 million for fiscal 2009 compared to $1.9 million for fiscal 2008. The decrease is a result of the decrease in cash balances and the decrease in interest earned on cash balances during fiscal 2009.

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

Net income attributable to noncontrolling interest.  Noncontrolling interest share of earnings of consolidated subsidiaries decreased $4.3 million in fiscal 2009 compared to fiscal 2008. The decline is the result of an overall net decrease in income before minority interest of certain of our established hospitals. We expect our earnings allocated to minority interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition.

Income tax (benefit) expense.  Income tax benefit was $(0.4) million for fiscal 2009 compared to an income tax expense of $8.3 million for fiscal 2008, which represented an effective tax rate of (0.8%) and 25.8%, respectively. The fiscal 2009 effective rate is below our federal statutory rate of 35.0% primarily due to the non-deductibility for income tax purposes of a majority of the $51.5 million impairment expense related to goodwill.

Income from discontinued operations, net of taxes.  Income from discontinued operations, net of taxes, principally reflects the operating results of Heart Hospital IV, LP (a/ka/ Heart Hospital of Austin, “HHA”), Arizona Heart Hospital LLC (“AzHH”), Dayton Heart Hospital, Cape Cod Cardiology Services LLC (“Cape Cod”), Sun City Cardiac Center Associates (“Sun City”) and the Heart Hospital of Lafayette. Net income from discontinued operations was $9.5 million for fiscal 2009 compared to $19.0 million for fiscal 2008. Income from discontinued operations, net of taxes, includes the gains on the sale of Cape Cod and Sun City during fiscal 2009 and income from operations of HHA, partially offset by operating losses of other discontinued entities, principally losses at AzHH. Income from discontinued operations, net of taxes, for fiscal 2008 includes the gain recorded as a result of the sale of certain assets of Dayton Heart Hospital, the income from operations of HHA, Cape Cod and Sun City partially offset by operating losses of Dayton Heart Hospital prior to the sale and AzHH.

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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
	(In thousands)

Statement of Operations Data:
Net Revenue	$110,527	$111,963	$114,007	$106,000	$103,600
Impairment of long-lived assets and goodwill	29,257	22,813	14,752	—	51,500
Loss from operations	(29,547)	(22,667)	(13,366)	(3,388)	(54,616)
Equity in net earnings of unconsolidated affiliates	397	2,262	3,092	1,516	2,013
Net income attributable to noncontrolling interest	(6,671)	(2,354)	(2,524)	(840)	(7,646)
Loss from continuing operations, net of taxes	(25,722)	(14,360)	(9,351)	(2,523)	(53,214)
Income (loss) from discontinued operations, net of taxes	4,034	1,544	(1,858)	(133)	(5,392)
Net loss	$(21,688)	$(12,816)	$(11,209)	$(2,656)	$(58,606)
Earnings (loss) per share, basic
Continuing operations	$(1.29)	$(0.72)	$(0.47)	$(0.13)	$(2.70)
Discontinued operations	0.20	0.08	(0.10)	—	(0.27)

Earnings (loss) per share, basic	$(1.09)	$(0.64)	$(0.57)	$(0.13)	$(2.97)

Earnings (loss) per share, diluted
Continuing operations	$(1.29)	$(0.72)	$(0.47)	$(0.13)	$(2.70)
Discontinued operations	0.20	0.08	(0.10)	—	(0.27)

Earnings (loss) per share, diluted	$(1.09)	$(0.64)	$(0.57)	$(0.13)	$(2.97)

Weighted average number of shares, basic	19,898	19,897	19,829	19,743	19,740
Dilutive effect of stock options and restricted stock	—	—	—	—	—

Weighted average number of shares, diluted	19,898	19,897	19,829	19,743	19,740

Cash Flow Data:
Net cash provided by operating activities	$12,113	$12,273	$15,373	$3,535	$9,805
Net cash provided by provided by (used in) investing activities	$384	$(1,996)	$(6,108)	$(9,236)	$858
Net cash (used in) financing activities	$(4,509)	$(9,119)	$(5,960)	$(21,421)	$(1,871)

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

Liquidity and Capital Resources

The cash provided by continuing operations from operating activities decreased $15.6 million to $30.4 million for fiscal 2010 from $46.0 million for fiscal 2009, respectively. The decrease is primarily attributed to an increase in outstanding net accounts receivable due to the addition of Hualapai Mountain Medical Center, our new hospital which opened during fiscal 2010 and an increase in net patient revenues.

Our investing activities from continuing operations used net cash of $14.9 million for fiscal 2010 compared to net cash used of $82.1 million for fiscal 2009. Net cash used by investing activities for fiscal 2009 was primarily capital expenditures for the development of our hospital in Kingman, Arizona and expansion projects at two of our existing hospitals. There were no similar large scale expansions or developments in fiscal 2010.

Our financing activities from continuing operations used net cash of $31.8 million during fiscal 2010 compared to net cash used of $43.8 million during fiscal 2009. The $12.0 million decrease of net cash used for financing activities is principally due to the net overall long-term debt payments in fiscal 2009 related to the repurchase of our outstanding Senior Notes as further discussed in Note 9 of the consolidated financial statements included elsewhere in this report.

Capital Expenditures.  Cash paid for property and equipment for fiscal years 2010 and 2009 was $16.4 million and $87.0 million, respectively. The decrease is primarily related to the development of our hospital in Kingman, Arizona which opened in October 2009 and the expansion projects at two of our existing hospitals, which were completed during fiscal 2009. The cash paid for property and equipment during fiscal year 2010 represents $8.0 million related to payments on the completion of the hospital in Kingman, Arizona and $8.4 million related to maintenance capital expenditures.

Obligations, Commitments and Availability of Financing.  As described more fully in the notes to our consolidated financial statements included elsewhere in this report, we had certain cash obligations at September 30, 2010, which are due as follows (in thousands):

	Payments Due by Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$14,063	$52,500	$—	$—	$—	$—	$66,563
Obligations under capital leases	2,609	2,266	1,884	1,589	761	—	9,109

Total debt	16,672	54,766	1,884	1,589	761	—	75,672
Other long-term obligations(1)	7,946	3,640	752	—	—	—	12,338
Interest on indebtedness	2,511	946	220	119	23	—	3,819
Operating leases	1,724	1,601	1,562	1,300	397	99	6,683

Total	$28,853	$60,953	$4,418	$3,008	$1,181	$99	$98,512

(1)	Other long-term obligations include revenue guarantees related to contracts for physician services or to physician recruiting arrangements. In addition, the Company has deferred some of the costs associated with these guarantees, see Note 12.

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

The Amended Credit Facility continues to be guaranteed jointly and severally by us and certain of our existing and future, direct and indirect, wholly owned subsidiaries and continues to be secured by a first priority perfected security interest in all of the capital stock or other ownership interests owned by us and our subsidiary guarantors in each of their subsidiaries, and, subject to certain exceptions in the Amended Credit Facility, all other present and future assets and properties of the MedCath and the subsidiary guarantors and all intercompany notes.

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

On August 13, 2010, the Company and its lenders amended and restated the Senior Secured Credit Facility (the “First Amendment”). The Company entered into the First Amendment to provide additional financial and liquidity flexibility in connection with its previously announced effort to explore strategic alternatives. The First Amendment contains modifications of certain financial covenants and other requirements of the Amended Credit Facility, including, but not limited to: modifications to certain definitions contained in the Amended Credit Facility, including the definitions of certain financial terms to permit additional add backs (such as an add back for charges and professional expenses incurred in connection with asset dispositions), subject to maximum amounts in certain cases, and to the multiple applied to certain of the financial metrics derived in accordance with such definitions, for certain financial covenant calculations; increasing the amount of permitted guarantees of indebtedness by $10 million; amending the asset dispositions covenant to permit additional asset dispositions subject to no events of default and require that any net cash proceeds from an asset disposition or series of asset dispositions in excess of $50 million from the date of the First Amendment be applied 50% to repay the outstanding Term Loan amounts under the Amended Credit Facility and 50% to repay amounts outstanding under the Revolver or cash collateralize letters of credit to the extent outstanding and permanently reduce the Revolver by 50% of the net cash proceeds, which could shorten the term of the Revolver based on the amount of such permanent commitment reductions. In addition, any mandatory prepayments of the Revolver will also reduce the revolving credit commitment by a corresponding amount. The Revolver including letters of credit will not be permitted to remain outstanding after the full repayment of the Term Loan. The First Amendment also provides for a reduction in amount of the Revolver from $85 million to $59.5 million as of the date of the First Amendment. Under terms of the First Amendment, the fixed charge coverage ratio is not tested at either September 30, 2010 or December 31, 2010, and will be retested at the fiscal quarter ending March 31, 2011 and subsequent fiscal quarters. The maturity date of both the Term Loan and Revolver is November 10, 2011.

During the third quarter of fiscal 2010, we repaid the remaining $4.2 million note payable obligations to certain equipment lenders on behalf of its consolidated subsidiary, TexSan Heart Hospital.

During December 2008 we redeemed our outstanding 9 7/8% senior notes (the “Senior Notes”) issued by MedCath Holdings Corp., a wholly owned subsidiary for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Amended Credit Facility and available cash on hand. In addition to the aforementioned repurchase premium we incurred $2.0 million in expense related to the write-off of previously incurred financing costs associated with the Senior Notes. The repurchase premium and write off of previously incurred financing costs have been included in the consolidated statement of income as loss on early extinguishment of debt.

At September 30, 2010, we had $75.7 million of outstanding long-term debt and obligations under capital leases, of which $16.7 million was classified as current. Our Term Loan under our Amended Credit Facility had an outstanding amount of $66.6 million as of September 30, 2010. The remaining outstanding long-term debt and obligations under capital leases of $9.1 million was due to various lenders to our Hospital Division and MedCath Partners Division. No amounts were outstanding under our Revolver. The maximum availability under our Revolver is $59.5 million which was reduced by outstanding letters of credit totaling $1.7 million as of September 30, 2010.

Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At September 30, 2009, TexSan Heart Hospital was in violation of financial covenants which govern its equipment loans outstanding. Accordingly, the total outstanding balance of $6.1 million has been included in the current portion of long-term debt and obligations under capital leases in our consolidated balance sheet at that date. These loans were fully repaid as of September 30, 2010. The covenant violations did not result in any other non-compliance related to the covenants governing our other outstanding debt arrangements. At September 30, 2010 we were in compliance with all of our covenants.

At September 30, 2010, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from the hospitals or the physician investors. Access to available borrowings under our Amended Credit Facility is dependent on the Company’s ability to maintain compliance with the financial covenants contained in the Amended Credit Facility. Deterioration in the Company’s operating results could result in failure to maintain compliance with these covenants, which would restrict or eliminated access to available funds.

See Note 9 to the consolidated financial statements included elsewhere in this report for additional discussion of the terms, covenants and repayment schedule surrounding our debt.

We believe that internally generated cash flows from operations and asset sales will be sufficient to finance our strategic plans, capital expenditures and our working capital requirements for the next 12 to 18 months. Repayment of the outstanding balance under our Amended Credit Facility prior to its November 2011 maturity date will be dependent on existing cash, cash flow from operations and cash from asset sales.

Intercompany Financing Arrangements.  We provide secured real estate, equipment and working capital financings to our majority-owned hospitals.

Each intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets. Each intercompany real estate loan typically matures in 7 to 13 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.

Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 3 to 7 years. The intercompany equipment loans accrue interest at rates ranging from 4.87% to 8.58%. The weighted average interest rate for the intercompany equipment loans at September 30, 2010 was 7.21%.

We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.

We also use intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are often subordinate to each hospital’s mortgage and equipment debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets. Also as part of our intercompany financing and cash management structure, we sweep cash from individual hospitals as amounts are available in excess of the individual hospital’s working capital needs. These funds are advanced pursuant to cash management agreements with the individual hospital that establish the terms of the advances and provide for a rate of interest to be paid consistent with the market rate earned by us on the investment of its funds. These cash advances are due back to the individual hospital on demand and are subordinate to our equity investment in the hospital venture.

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

Retained Obligations Subsequent to Disposition.  Included in discontinued operations are certain liabilities that the Company has retained upon the disposition of the related entity, including those that have been disposed since September 30, 2010. As the Company’s hospitals are organized as partnerships, upon disposition of the related operations, assets and certain liabilities, the partnerships are responsible for the resolution of outstanding payables, remaining obligations, including those related to cost reports, obligations and wind down of the respective tax filings of the partnership. The Company has reported all known obligations in its consolidated balance sheets as of September 30, 2010 and 2009. However, as the ultimate resolution of the outstanding payables and obligations may take in excess of one year, our estimates may prove incorrect and result in the Company paying amounts in excess of those recorded at the respective balance sheet date.

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

Interest Rate Risk

Our Amended Credit Facility borrowings expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of our Amended Credit Facility was $66.6 million at September 30, 2010. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.7 million during the fiscal year ended September 30, 2010.

INDEX TO FINANCIAL STATEMENTS

MEDCATH CORPORATION AND SUBSIDIARIES

HEART HOSPITAL OF SOUTH DAKOTA, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of MedCath Corporation and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests effective October 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 14, 2010

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,
	2010	2009

Current assets:
Cash and cash equivalents	$34,835	$28,267
Accounts receivable, net (See Note 6)	48,540	49,314
Income tax receivable	6,188	—
Medical supplies	13,481	13,001
Deferred income tax assets	13,327	12,161
Prepaid expenses and other current assets	13,583	13,077
Current assets of discontinued operations	38,356	61,045

Total current assets	168,310	176,865
Property and equipment, net (See Note 7)	223,182	302,717
Other assets	15,653	24,796
Deferred income tax assets	9,063	—
Non-current assets of discontinued operations	78,330	86,070

Total assets	$494,538	$590,448

Current liabilities :
Accounts payable	$19,267	$26,838
Income tax payable	—	297
Accrued compensation and benefits	18,153	14,314
Other accrued liabilities	18,291	21,750
Current portion of long-term debt and obligations under capital leases	16,672	21,074
Current liabilities of discontinued operations	28,130	32,358

Total current liabilities	100,513	116,631
Long-term debt	52,500	66,563
Obligations under capital leases	6,500	4,255
Deferred income tax liabilities	—	13,874
Other long-term obligations	5,053	8,533
Long-term liabilities of discontinued operations	35,968	36,062

Total liabilities	200,534	245,918

Commitments and contingencies (See Note 12)

Redeemable noncontrolling interest (See Note 2)	11,534	7,448

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,423,666 issued and 20,469,305 outstanding at September 30, 2010 21,595,880 issued and 20,150,556 outstanding at September 30, 2009	216	216
Paid-in capital	457,725	455,259
Accumulated deficit	(139,791)	(91,420)
Accumulated other comprehensive loss	(444)	(360)
Treasury stock, at cost; 1,954,361 shares at September 30, 2010 1,445,324 shares at September 30, 2009	(44,797)	(44,797)

Total MedCath Corporation stockholders’ equity	272,909	318,898
Noncontrolling interest	9,561	18,184

Total equity	282,470	337,082

Total liabilities and equity	$494,538	$590,448

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2010	2009	2008

Net revenue	$442,496	$419,733	$414,155
Operating expenses:
Personnel expense	151,990	141,315	136,009
Medical supplies expense	113,588	111,253	104,616
Bad debt expense	46,887	39,068	33,070
Other operating expenses	104,327	90,603	84,230
Pre-opening expenses	866	3,563	786
Depreciation	26,895	22,818	21,714
Amortization	32	891	32
Impairment of long lived assets and goodwill	66,822	51,500	—
Loss on disposal of property, equipment and other assets	57	192	124

Total operating expenses	511,464	461,203	380,581

(Loss) income from operations	(68,968)	(41,470)	33,574
Other income (expenses):
Interest expense	(4,548)	(3,746)	(11,242)
Loss on early extinguishment of debt	—	(6,702)	—
Interest and other income	84	217	1,917
Loss on note receiveable	(1,507)	—	—
Equity in net earnings of unconsolidated affiliates	7,267	9,057	7,891

Total other income (expense), net	1,296	(1,174)	(1,434)

(Loss) income from continuing operations before income taxes	(67,672)	(42,644)	32,140
Income tax (benefit) expense	(26,662)	(362)	8,296

(Loss) income from continuing operations	(41,010)	(42,282)	23,844
Income from discontinued operations, net of taxes	5,028	9,527	19,004

Net (loss) income	(35,982)	(32,755)	42,848
Less: Net income attributable to noncontrolling interest	(12,389)	(17,527)	(21,858)

Net (loss) income attributable to MedCath Corporation	$(48,371)	$(50,282)	$20,990

Amounts attributable to MedCath Corporation common stockholders:
(Loss) income from continuing operations, net of taxes	$(51,956)	$(51,655)	$10,645
Income from discontinued operations, net of taxes	3,585	1,373	10,345

Net (loss) income	$(48,371)	$(50,282)	$20,990

(Loss) earnings per share, basic
(Loss) income from continuing operations attributable to MedCath Corporation common stockholders	$(2.62)	$(2.62)	$0.53
Income from discontinued operations attributable to MedCath Corporation common stockholders	0.18	0.07	0.52

(Loss) earnings per share, basic	$(2.44)	$(2.55)	$1.05

(Loss) earnings per share, diluted
(Loss) income from continuing operations attributable to MedCath Corporation common stockholders	$(2.62)	$(2.62)	$0.53
Income from discontinued operations attributable to MedCath Corporation common stockholders	0.18	0.07	0.51

(Loss) earnings per share, diluted	$(2.44)	$(2.55)	$1.04

Weighted average number of shares, basic	19,842	19,684	19,996
Dilutive effect of stock options and restricted stock	—	—	73

Weighted average number of shares, diluted	19,842	19,684	20,069

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

										Redeemable
					Accumulated					Noncontrolling
					Other	Treasury			Total	Interest
	Common Stock		Paid-in	Accumulated	Comprehensive	Stock		Noncontrolling	Equity	(Temporary
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Interest	(Permanent)	Equity)

Balance, September 30, 2007	21,271	$213	$447,688	$(61,821)	$(62)	69	$(394)	$21,141	$406,765	$8,596
Cumulative impact of change in accounting principle	—	—	—	(307)	—	—	—	—	(307)	—
Exercise of stock options, including income tax benefit	282	3	4,741	—	—	—	—	—	4,744	—
Share buy back	—	—	—	—	—	1,885	(44,403)	—	(44,403)	—
Share-based compensation expense	—	—	4,978	—	—	—	—	—	4,978	—
Tax impact of cancellation of stock options	—	—	(1,913)	—	—	—	—	—	(1,913)	—
Acquisitions and other transactions impacting noncontrolling interest	—	—	—	—	—	—	—	344	344	(115)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(23,152)	(23,152)	(4,005)
Comprehensive income:									—
Net income	—	—	—	20,990	—	—	—	17,290	38,280	4,568
Change in fair value of interest rate swaps, net of income tax benefit(*)	—	—	—	—	(117)	—	—	—	(117)	—

Total comprehensive income									38,163

Balance, September 30, 2008	21,553	216	455,494	(41,138)	(179)	1,954	(44,797)	15,623	385,219	9,044
Stock awards, including cancelations and income tax effects	43	—	(1,826)	—	—	—	—	—	(1,826)	—
Restricted stock awards, inlcuding cancelations	—	—	1,591	—	—	(509)	—	—	1,591	—
Distributions to noncontrolling interest	—	—	—		—	—	—	(11,436)	(11,436)	(4,895)
Acquisitions and other transactions impacting noncontrolling interest	—	—	—	—	—	—	—	(118)	(118)	(102)
Comprehensive loss:
Net (loss) income	—	—	—	(50,282)	—	—	—	14,115	(36,167)	3,401
Change in fair value of interest rate swaps, net of income tax benefit(*)	—	—	—	—	(181)	—	—	—	(181)	—

Total comprehensive loss									(36,348)

Balance, September 30, 2009	21,596	216	455,259	(91,420)	(360)	1,445	(44,797)	18,184	337,082	7,448
Stock awards, including cancelations and income tax benefit	363	—	2,646	—	—	—	—	—	2,646	—
Tax withholdings for vested restricted stock awards	(44)	—	(293)	—	—	—	—	—	(293)	—
Transfer of restricted shares from treasury stock	509					509
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(14,956)	(14,956)	(3,560)
Acquisitions and other transactions impacting noncontrolling interest	—	—	—	—	—	—	—	72	72	(77)
Sale of equity interest	—	—	113	—	—	—	—	27	140	—
Comprehensive loss:
Net (loss) income	—	—	—	(48,371)	—	—	—	6,234	(42,137)	7,723
Change in fair value of interest rate swap, net of income tax benefit(*)	—	—	—	—	(84)	—	—	—	(84)	—

Total comprehensive loss									(42,221)	7,723

Balance, September 30, 2010	22,424	$216	$457,725	$(139,791)	$(444)	1,954	$(44,797)	$9,561	$282,470	$11,534

(*)	Tax benefits were $0.1 million for each of the years ended September 30, 2010, 2009 and 2008.

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2010	2009	2008

Net (loss) income	$(35,982)	$(32,755)	$42,848
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(5,028)	(9,527)	(19,004)
Bad debt expense	46,887	39,068	33,070
Depreciation	26,895	22,818	21,714
Amortization	32	891	32
Excess income tax benefit on stock awards and options	—	—	(608)
Loss on disposal of property, equipment and other assets	57	192	124
Share-based compensation expense	3,148	2,390	4,978
Loss on early extinguishment of debt	—	6,702	—
Amortization of loan acquisition costs	994	937	828
Impairment of long-lived assets and goodwill	66,822	51,500	—
Equity in earnings of unconsolidated affiliates, net of distributions received	4,089	928	(224)
Deferred income taxes	(22,982)	(3,322)	3,032
Change in assets and liabilities that relate to operations:
Accounts receivable	(46,112)	(30,248)	(27,137)
Medical supplies	(480)	(3,093)	(1,178)
Prepaid and other assets	(6,854)	(389)	960
Accounts payable and accrued liabilities	(1,050)	(27)	(20,740)

Net cash provided by operating activities of continuing operations	30,436	46,065	38,695
Net cash provided by operating activities of discontinued operations	12,858	17,568	13,313

Net cash provided by operating activities	43,294	63,633	52,008
Investing activities:
Purchases of property and equipment	(16,368)	(86,990)	(58,083)
Proceeds from sale of property and equipment	611	1,750	975
Changes in cash restricted for investment	—	3,154	(3,154)
Investments in affiliates	—	—	(9,530)
Purchase of equity interest	—	—	(3,694)
Sale of interest in equity method investment	836	—	—

Net cash used in investing activities of continuing operations	(14,921)	(82,086)	(73,486)
Net cash (used in) provided by investing activities of discontinued operations	(2,035)	18,296	67,681

Net cash used in investing activities	(16,956)	(63,790)	(5,805)
Financing activities:
Proceeds from issuance of long-term debt	—	83,479	—
Repayments of long-term debt	(19,491)	(116,300)	(2,879)
Repayments of obligations under capital leases	(1,951)	(933)	(945)
Distributions to noncontrolling interest	(10,285)	(10,294)	(16,366)
Investment by noncontrolling interest	109	207	—
Sale of equity interest in subsidiary	140	—	—
Proceeds from the exercise of stock options	—	77	4,317
Purchase of treasury shares	—	—	(44,403)
Tax withholding of vested restricted stock awards	(293)	—	—
Excess income tax benefit on stock awards and options	—	—	608

Net cash used in financing activities of continuing operations	(31,771)	(43,764)	(59,668)
Net cash used in financing activities of discontinued operations	(9,238)	(6,446)	(18,360)

Net cash used in financing activities	(41,009)	(50,210)	(78,028)

Net decrease in cash and cash equivalents	(14,671)	(50,367)	(31,825)
Cash and cash equivalents:
Beginning of period	61,701	112,068	143,893

End of period	$47,030	$61,701	$112,068

Cash and cash equivalents of continuing operations	34,835	28,267	92,844
Cash and cash equivalents of discontinued operations	12,195	33,434	19,224

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share amounts)

1.	Business and Organization

MedCath Corporation (the “Company”) primarily focuses on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians. As of September 30, 2010, the Company had ownership interests in and operated ten hospitals, including eight in which the Company owned a majority interest.

As noted below under “Our Strategic Options Review”, subsequent to year end the Company sold two of its majority owned hospitals that were classified as discontinued operations as of September 30, 2010 and its equity interests in one of its minority owned hospitals. As a result, the Company currently owns interests in seven hospitals. In addition, the Company has an agreement to sell one of the seven remaining hospitals. Each of the Company’s majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a majority focus on cardiovascular care. Each of our hospitals has a 24-hour emergency room staffed by emergency department physicians. During May 2009 the Company completed a 79 licensed bed expansion at Louisiana Medical Center and Heart Hospital (“LMCHH”) and built space for an additional 40 beds at that hospital. During October 2009, the Company opened a new acute care hospital, Hualapai Mountain Medical Center (“HMMC”), in Kingman, Arizona. This hospital is designed to accommodate a total of 106 licensed beds, with an initial opening of 70 of its licensed beds. The hospitals in which the Company had an ownership interest as of September 30, 2010 had a total of 825 licensed beds, 117 of which are related to Arizona Heart Hospital (“AzHH”) and Heart Hospital of Austin (“HHA”) whose assets, liabilities, and operations are included within discontinued operations. AzHH and HHA were sold on October 1, 2010 and November 1, 2010, respectively. The Company’s seven hospitals that currently comprise continuing operations have 653 licensed beds and are located in six states: Arizona, Arkansas, California, Louisiana, New Mexico, and Texas.

In addition to the hospitals, the Company currently owns and/or manages eight cardiac diagnostic and therapeutic facilities. Seven of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining facility is not located at a hospital and offers only diagnostic procedures. The Company refers to its diagnostics division as “MedCath Partners.” For financial data and other information of this and other segments of our business see Note 20.

The Company accounts for all but two of its owned and operated hospitals as consolidated subsidiaries. The Company owns a noncontrolling interest in the Avera Heart Hospital of South Dakota (which was sold on October 1, 2010) and Harlingen Medical Center as of September 30, 2010. Therefore, the Company is unable to consolidate these hospitals’ results of operations and financial position, but rather is required to account for its noncontrolling interests in these hospitals as equity investments.

During fiscal 2010, the Company entered into definitive agreements or sold its interests in AzHH, HHA and certain assets of the MedCath Partners Division. During fiscal 2009 the Company sold its equity interest in Cape Cod Cardiology Services, LLC (“Cape Cod”) and the net assets of Sun City Cardiac Center Associates (“Sun City”). During fiscal 2008, the Company sold its equity interest in Heart Hospital of Lafayette and certain assets of Dayton Heart Hospital. The results of operations of these entities are reported as discontinued operations for all periods presented. The Company uses judgment in determining whether an entity will be reported as continuing or discontinued operations under the provisions of accounting principles generally accepted in the United States (“GAAP”). Such judgments include whether an entity will be sold, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods the Company determines that an entity should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of income are reclassified in order to reflect the current classification. See Note 3.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Strategic Options Review Process

On March 1, 2010, the Company announced that its Board of Directors had formed a Strategic Options Committee to consider the sale either of its equity or the sale of its individual hospitals and other assets. The Company retained Navigant Capital Advisors as its financial advisor to assist in this process. Since announcing the exploration of strategic alternatives on March 1, 2010, the Company has completed several transactions, including:

•	The disposition of Arizona Heart Hospital (Phoenix, Arizona) in which the Company sold the majority of the hospital’s assets to Vanguard Health Systems for $32.0 million, plus retained working capital. The transaction was completed effective October 1, 2010.

•	The disposition of the Company’s wholly owned subsidiary that held 33.3% ownership of Avera Heart Hospital of South Dakota located in Sioux Falls, SD to Avera McKennan for $20.0 million, plus a percentage of the hospital’s available cash. The transaction was completed October 1, 2010.

•	The disposition of Heart Hospital of Austin (Texas) in which the Company and the physician owners sold substantially all of the hospital’s assets to St. David’s Healthcare Partnership L.P. for approximately $83.8 million, plus retained working capital. The transaction was completed effective November 1, 2010.

•	The disposition of the Company’s approximate 27.0% ownership interest in Southwest Arizona Heart and Vascular, LLC (Yuma, AZ) to the joint venture’s physician partners for $7.0 million. The transaction was completed effective November 1, 2010.

In addition, the Company announced on November 8, 2010, that it, along with physician investors, had entered into a definitive agreement to sell substantially all the assets of TexSan Heart Hospital (San Antonio, Texas) to Methodist Healthcare System of San Antonio for $76.25 million, plus retained working capital. The transaction, which is subject to regulatory approval and other customary closing conditions, is anticipated to close during the second quarter of fiscal 2011, which ends March 31, 2011. This facility does not qualify for discontinued operations treatment at September 30, 2010.

2.	Summary of Significant Accounting Policies and Estimates

Changes in Basis of Presentation — Effective October 1, 2009, the Company adopted a new accounting standard which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This new accounting standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This new accounting standard generally requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity. However, in instances in which certain redemption features that are not solely within the control of the issuer are present, classification of noncontrolling interests outside of permanent equity is required. It also requires the amounts of consolidated net income attributable to the Company and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of operations; changes in ownership interests to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. The implementation of this accounting standard results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities. Such treatment is consistent with the view that under this new accounting standard, transactions between the Company and noncontrolling interests are considered to be equity transactions. The adoption of this new accounting standard has been applied retrospectively for all periods presented.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of certain of its investees’ operating agreements, to purchase some or all of the noncontrolling interests related to certain of the Company’s subsidiaries. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2010, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests totaling $11,534 and $7,448 as of September 30, 2010 and 2009, respectively, that are subject to this redemption feature are not included as part of the Company’s equity and are carried as redeemable noncontrolling interests in equity of consolidated subsidiaries on the Company’s consolidated balance sheets.

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

The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third party payors, including Medicare, Medicaid and commercial insurance carriers. The Company has not experienced significant losses related to receivables from individual patients or groups of patients in any particular industry or geographic area. Accounts receivable of the Hospital Division represents 96.2% and 90.3% of total accounts receivable for the Company as of September 30, 2010 and 2009, respectively. The following table summarizes the percentage of net accounts receivable from all payors for the Hospital Division at September 30:

	2010	2009

Medicare and Medicaid	46%	42%
Commercial and other	42%	43%
Self-pay	12%	15%

	100%	100%

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents — The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.

Allowance for Doubtful Accounts — Accounts receivable primarily consist of amounts due from third-party payors and patients in the Company’s Hospital Division. The remainder of the Company’s accounts receivable principally consists of amounts due from billings to hospitals for various cardiovascular care services performed in its MedCath Partners Division. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The Company estimates this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of its respective hospitals and other business units.

Medical Supplies — Medical supplies consist primarily of supplies necessary for diagnostics, catheterization and surgical procedures and general patient care and are stated at the lower of first-in, first-out cost or market.

Property and Equipment — Property and equipment are recorded at cost and are depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 15 to 25 years for land improvements, and from 3 to 10 years for equipment, furniture and software. Repairs and maintenance costs are charged to operating expense while betterments are capitalized as additions to the related assets. Retirements, sales, and disposals are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in income from operations. Amortization of property and equipment recorded under capital leases is included in depreciation expense. Interest expense incurred in connection with the construction of hospitals is capitalized as part of the cost of construction until the facility is operational, at which time depreciation begins using the straight-line method over the estimated useful life of the applicable constructed assets. The Company did not capitalize interest during the year ended September 30, 2010. The Company capitalized interest of $2.7 million and $1.3 million, respectively, during the years ended September 30, 2009 and 2008.

Goodwill — Goodwill represents acquisition costs in excess of the fair value of net identifiable tangible and intangible assets of businesses purchased. All of the Company’s goodwill was recorded within the Hospital Division segment, see Note 20. The Company evaluated goodwill annually on September 30 for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting unit. See Note 4 for additional disclosure related to the Company’s annual impairment evaluation of goodwill.

Other Assets — Other assets primarily consist of investments in affiliates (see Note 8), loan acquisition costs and assets associated with management contracts and physician related revenue guarantees (see Note 12). Loan acquisition costs (“Loan Costs”) are costs associated with obtaining long-term financing. Loan Costs, net of accumulated amortization, were $1.1 million and $2.1 million as of September 30, 2010 and 2009, respectively. Loan Costs are being amortized using the straight-line method, which approximates the effective interest method, as a component of interest expense over the life of the related debt. Amortization expense recognized for Loan Costs totaled $1.0 million, $1.0 million, and $0.9 million for the years ended September 30, 2010, 2009 and 2008, respectively.

Long-Lived Assets — Long-lived assets, such as property, equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined by management through various valuation techniques including, but not limited to, discounted cash

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow models, quoted market comparables and third party indications of value obtained in conjunction with the Company’s evaluation of Strategic Alternatives. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. See Note 4 for the impairment charges recorded to property and equipment and Note 13 for further discussions as to the Company’s determination of fair value.

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

The Company continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of its programs. Final settlements under some of these programs are subject to adjustment based on audit by third parties, which can take several years to determine. From a procedural standpoint, for governmental payors, primarily Medicare, the Company recognizes estimated settlements in its consolidated financial statements based on filed cost reports. The Company subsequently adjusts those settlements as new information is obtained from audits or reviews by the fiscal intermediary and, if the result of the fiscal intermediary audit or review impacts other unsettled and open cost reports, the Company recognizes the impact of those adjustments. As such, the Company recognized adjustments that decreased net revenue by $0.3 million, $5.1 million and $0.7 million for continuing operations in the years ended September 30, 2010, 2009

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2008, respectively. The Company recognized adjustments that decreased net revenue by $0.1 million and $0.9 million for discontinued operations in the years ended September 30, 2009 and 2008, respectively. The Company recognized immaterial adjustments to net revenue for discontinued operations for the year ended September 30, 2010.

The Company records charity care deductions as a reduction to gross revenue. Patients that receive charity care discounts must provide a complete and accurate application, be in need of non-elective care and meet certain federal poverty guidelines established by the U.S. Department of Health and Human Services.

A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 55.5%, 54.3% and 55.3% of the Company’s net revenue during the years ended September 30, 2010, 2009 and 2008, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, hospitals are paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (“DRG”). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.

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

The Company’s managed diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories operate under various contracts where management fee revenue is recognized under fixed-rate and percentage-of-income arrangements as services are rendered. In addition, certain diagnostic and therapeutic facilities and mobile cardiac catheterization laboratories recognize additional revenue under cost reimbursement and equipment lease arrangements. Net revenue from the Company’s owned diagnostic facility and mobile cardiac catheterization laboratories is reported at the estimated net realizable amounts due from patients, third-party payors, and others as services are rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors.

Segment Reporting.  Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment if the segments have similar economic and overall industry characteristics, such as customer class, products and service. There is no aggregation within the Company’s reportable segments. The description of the

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information is discussed in Note 20.

Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2010, 2009 and 2008, the Company incurred $2.2 million, $2.6 million and $2.0 million of advertising expenses, respectively.

Pre-opening Expenses — Pre-opening expenses consist of operating expenses incurred during the development of new ventures prior to opening for business. Such costs specifically relate to the Company’s development of the Hualapai Mountain Medical Center in Kingman, Arizona and are expensed as incurred. The Company incurred $0.9 million, $3.6 million and $0.8 million, respectively, of pre-opening expenses during the years ended September 30, 2010, 2009 and 2008.

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

Members’ and Partners’ Share of Hospital’s Net Income and Loss — Each of the Company’s consolidated hospitals is organized as a limited liability company or limited partnership, with one of the Company’s wholly-owned subsidiaries serving as the manager or general partner and holding from 53.3% to 89.2% of the ownership interest in the entity. In most cases, physician partners or members own the remaining ownership interests as members or limited partners. In some instances, the Company may organize a hospital with a community hospital investing as an additional partner or member. In those instances, the Company may hold a noncontrolling interest in the hospital with the community hospital and physician partners owning the remaining interests also as noncontrolling interest partners. In such instances, the hospital is accounted for under the equity method of accounting. Profits and losses of hospitals accounted for under either the consolidated or equity methods are allocated to their owners based on their respective ownership percentages. If the cumulative losses of a hospital exceed its initial capitalization and committed capital obligations of the partners or members, the Company will recognize a disproportionate share of the hospital’s losses that otherwise would be allocated to all of its owners on a pro rata basis. In such cases, the Company will recognize a disproportionate share of the hospital’s future profits to the extent the Company has previously recognized a disproportionate share of the hospital’s losses.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

Year Ended September 30,
	2009	2008

Expected life	5-8 years	5-8 years
Risk- free interest rate	1.36-3.59%	2.34-4.56%
Expected volatility	44-49%	33-41%

Stock options awarded to employees are fully vested at the time of grant, with the condition that the optionee is prohibited from selling the share of stock acquired upon exercise of the option for a specified period of time. As a result, total share-based compensation is recorded for stock options on the option grant date.

During fiscal 2010 and 2009 the Company granted shares of restricted stock and restricted stock units to employees and directors, respectively. Restricted stock granted to employees, excluding executives of the Company, vest in equal annual installments over a three year period. Executives of the Company defined by the Company as vice president or higher, received two separately equal grants. The first grant of restricted stock vests in equal annual installments over a three year period, the second grant of restricted stock vests over a three year period based on established performance conditions. All unvested restricted stock granted to employees becomes fully vested upon a change in control of the Company as defined in the Company’s 2006 Stock Option and Award Plan. Restricted stock units granted to directors are fully vested at the date of grant and are paid in the form of common stock upon each applicable director’s termination of service on the board.

Subsequent Events — In connection with preparation of the consolidated financial statements for fiscal year ended September 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosures through the date these consolidated financial statements were issued, as filed in Form 10-K with the Securities and Exchange Commission (“SEC”).

Recent Accounting Pronouncements — The following is a summary of new accounting pronouncements that have been adopted or that may apply to the Company.

Recently Adopted Accounting Pronouncements — In December 2007, the FASB issued a new accounting standard that establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This new accounting standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted this new standard on October 1, 2009. Upon adoption, a portion of noncontrolling interests was reclassified to a separate component of total equity within our consolidated balance sheets.

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

Effective the first quarter of fiscal 2009, the Company adopted a new accounting standard issued by the FASB that defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB delayed the effective date of this new standard for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer implementation of this standard

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until October 1, 2009 as it relates to the Company’s non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. The Company adopted this standard on October 1, 2009 with no impact to its consolidated financial statements. See Note 13.

Recent Accounting Pronouncements:

In June 2009, the FASB issued a new accounting standard that amends the consolidation guidance that applies to variable interest entities (“VIE”). The amendments will significantly affect the overall consolidation analysis. The provisions of this new accounting standard revise the definition and consideration of VIEs, primary beneficiary, and triggering events in which a company must re-evaluate its conclusions as to the consolidation of an entity. This new accounting standard is effective as of the beginning of the first fiscal year after November 15, 2009, fiscal 2011 for the Company. The adoption of this standard is not expected to have any impact on our consolidated financial position or results of operations.

In August 2010, the FASB issued Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided in this ASU is effective as of the beginning of the first fiscal year beginning after December 15, 2010, fiscal 2012 for the Company. The Company is evaluating the potential impacts the adoption of this ASU will have on our consolidated financial statements.

In August 2010, the FASB issued ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to identify such costs. The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2010, fiscal 2012 for the Company. The adoption of this ASU is not expected to have any impact on our consolidated financial position or results of operations.

In December 2010, the FASB approved the issuance of an ASU whereby a health care entity is required to present the provision for bad debts as a component of net revenues within the revenue section of the statement of operations. However, on December 8, 2010, due to implementation and operational concerns, the FASB decided to re-expose the issue for a 60-day comment period. As currently drafted, a health care entity is required to disclose the following by major payor sources of revenue:

a. Its policy for considering collectability in the timing and amount of revenue and bad debt recognized

b. Patient service revenue (net of contractual allowances and discounts) before any provision for bad debts

c. A tabular reconciliation, describing the material activity in the allowance for doubtful accounts for the period.

Public entities will be required to provide the new disclosures and statement of operations presentation in fiscal years beginning after December 15, 2010, and interim periods within those years, with early adoption permitted. Nonpublic entities will be required to provide the new disclosures and statement of operations presentation in fiscal years beginning after December 15, 2011, with early adoption permitted. The requirement to report the provision for bad debts as a component of net revenue will be applied retrospectively for all periods presented, while the new disclosure requirements will be applied prospectively. The Company is evaluating the potential impacts the adoption of this ASU will have on our financial statements.

3.	Discontinued Operations

As required under GAAP, the Company has classified the results of operations of the following entities within income from discontinued operations, net of taxes and the assets and liabilities of these entities have been classified

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within current and non-current assets and current and long-term liabilities of discontinued operations on the consolidated balance sheets.

During September 2010, the Company entered into an agreement to sell its subsidiary that provided consulting and management services tailored primarily to cardiologists and cardiovascular surgeons. Such subsidiary’s operations had historically been included in the Corporate and other division. Such subsidiary was sold in October 2010 for an immaterial loss.

During July, August and September 2010, the MedCath Partners Division of the Company sold or entered into agreements to sell certain assets of the Division, which, net of taxes resulted in immaterial losses. The associated losses from these sales that have closed as of September 30, 2010 have been included in income (loss) from discontinued operations on the consolidated statement of operations for the year ended September 30, 2010.

During August 2010, the Company entered into a definitive agreement to sell certain of the hospital assets, plus certain net working capital of AzHH for $32.0 million and the assumption of capital leases of $0.3 million. The transaction closed on October 1, 2010 with the limited liability company which owned AzHH retaining all accounts receivable and the hospital’s remaining liabilities. The final purchase price is subject to certain post-closing working capital and other adjustments. As part of its assessment of long-lived assets in June 2010, the Company recognized an impairment charge of $5.2 million based on the potential sales value of AzHH. Accordingly, the Company expects to recognize a nominal gain/loss on the sale in fiscal 2011.

During February 2010, the Company entered into an agreement to sell substantially all of the assets of HHA for $83.8 million plus retention of working capital to St. David’s Healthcare Partnership, L.P. The transaction closed on November 1, 2010.

During September 2009, the MedCath Partners Division of the Company sold the assets of Sun City for $16.9 million, which resulted in a gain of $3.2 million, net of taxes. The associated gain from the sale has been included in income (loss) from discontinued operations on the consolidated statement of operations for the year ended September 30, 2009.

During December 2008, the MedCath Partners Division of the Company sold its equity interest in Cape Cod for $6.9 million, which resulted in a gain of $4.0 million, net of taxes. The associated gain from the sale has been included in income (loss) from discontinued operations on the consolidated statement of operations for the year ended September 30, 2009.

During May 2008, the Hospital Division of the Company sold the net assets of Dayton Heart Hospital (“DHH”) to Good Samaritan Hospital for $47.5 million pursuant to a definitive agreement. The total gain recognized, net of taxes, was $3.4 million and is included in income (loss) from discontinued operations on the consolidated statement of operations for the year ended September 30, 2008. As part of the gain resulting from the disposition of DHH, $4.6 million of goodwill was written off.

In accordance with the terms of the sale, DHH and Good Samaritan Hospital entered into an indemnification agreement for a period of eighteen months from the date of the sale. DHH agreed to indemnify Good Samaritan Hospital from certain exposures arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the sale. The indemnification period expired in November 2010 without the Company incurring any payments under this agreement.

As of September 30, 2010 and 2009 the Company had reserved $9.8 million and $9.6 million, respectively, for Medicare outlier payments received by DHH during the year ended September 30, 2004, which are included in current liabilities of discontinued operations in the consolidated balance sheets.

During fiscal 2007, the Company entered into an agreement to dispose of its interest in the Heart Hospital of Lafayette (“HHLf”). The sale of HHLf was completed during the year ended September 30, 2008, resulting in an

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immaterial loss recorded as part of income (loss) from discontinued operations for the year ended September 30, 2008.

The results of operations and the assets and liabilities of discontinued operations included in the consolidated statements of operations and consolidated balance sheets are as follows:

	Year Ended September 30,
	2010	2009	2008

Net revenue	$169,757	$195,778	$235,453
Gain (loss) from dispositions, net	(151)	12,055	3,399
Income before income taxes	2,462	16,655	21,588
Income tax (benefit) expense	(2,566)	7,128	2,584

Net income	5,028	9,527	19,004
Less: Net income attributable to noncontrolling interest	(1,443)	(8,154)	(8,659)

Net income attributable to MedCath Corporation	$3,585	$1,373	$10,345

	Year Ended September 30,
	2010	2009

Cash and cash equivalents	$12,195	$33,434
Accounts receivable, net	18,868	21,419
Other current assets	7,293	6,192

Current assets of discontinued operations	$38,356	$61,045

Property and equipment, net	$74,711	$83,209
Other intangible assets, net	—	37
Other assets	3,619	2,824

Long-term assets of discontinued operations	$78,330	$86,070

Accounts payable	$21,828	$24,037
Accrued liabilities	5,987	8,151
Current portion of long-term debt and obligations under capital leases	315	170

Current liabilities of discontinued operations	$28,130	$32,358

Long-term debt and obligations under capital leases	$35,302	$35,700
Other long-term obligations	666	362

Long-term liabilities of discontinued operations	$35,968	$36,062

Included in the Company’s discontinued liabilities is a Real Estate Investment Trust Loan (the “REIT Loan”) aggregating $34.6 million and $35.3 million as of September 30, 2010 and 2009, respectively. Borrowings under this REIT Loan are collateralized by a pledge of the Company’s interest in the related hospital’s property, equipment and certain other assets. The REIT Loan required monthly, interest-only payments for ten years, at which time the loan was due in full, maturing January 2016. The interest rate on this loan is 8 1/2%. Upon the disposition of the Company’s interest in the related hospital, the REIT Loan was repaid in full in November 2010.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Asset Impairment Charges

2010 Impairment Charges

During the year ended September 30, 2010, as more fully discussed in Note 1, the Company’s Board of Directors was in the process of conducting a review of strategic alternatives for the Company. Additionally, management noted a decline in operating performance at certain facilities during 2010. The Company performed impairment analyses using undiscounted cash flows at the end of each respective reporting period in 2010 to determine if the carrying amounts of fixed assets were not recoverable. As a result of the decline in operating performance as well as changes in the timing and source of anticipated cash flows for certain facilities the Company determined that the carrying value of these facilities was not fully recoverable. The Company then compared the fair value of those assets to their respective carrying values in order to determine the amount of the impairment. As a result approximately $66.8 million of fixed asset impairment charges were recorded during the year ended September 30, 2010. The Company’s fair value estimates were determined by management based on discounted cash flow models, market comparables, signed letters of intent to sell certain facilities, and third party indications of value obtained in conjunction with the Company’s evaluation of strategic alternatives.

The Company’s fair value estimates could change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the hospitals’ future financial results, the impact of future decisions relative to the Company’s Strategic Alternatives Review, and changes in health care industry trends and regulations. The impairments do not include the costs of closing or selling the hospitals or other future operating costs, which could be substantial. See Note 13 for further discussions as to the Company’s determination of fair value.

In addition, the MedCath Partners Division recorded charges to earnings of $0.1 million and $1.8 million for the write-down of the Company’s investment in Tri-County Heart New Jersey, LLC and Southwest Arizona Heart and Vascular Center, LLC, respectively. The MedCath Partners Division received indicators of value in relation to selling the Company’s interests in these businesses, evaluated the carrying values and determined that there was a loss in value that was other than temporary. Accordingly, the Company recorded an impairment charge of $1.9 million against the Company’s investments, which has been included in equity in net earnings of unconsolidated affiliates.

2009 Goodwill Impairment Charge

The first step of the Company’s annual impairment test was performed as of September 30, 2009, initially using a combination of a discounted cash flow, market multiple, and comparable transaction methods. However, the reconciliation of the fair value of the Hospital Division reporting unit to the Company’s market capitalization at September 30, 2009, resulted in a fair value that indicated an implied control premium that did not appear reasonable. During the fourth quarter of fiscal 2009, the Company’s stock price underperformed comparable companies as well as the broader markets, and the Company experienced a decline in its fourth quarter operating results. As a result of these events, the Company placed more reliance on the discounted cash flow method and used this method to estimate the fair value which resulted in a fair value that was below the carrying value of the Hospital Division reporting unit.

The second step of the Company’s impairment analysis involved allocating the fair value of the Hospital Division reporting unit, as derived in the first step discussed above, to the assets and liabilities of the Hospital Division reporting unit. This process requires significant management estimates and judgments, and is used to determine the implied fair value of the Hospital Division reporting unit’s goodwill. The Company incorporated recent appraisals and other information in its analysis, and concluded the implied fair value of goodwill was zero. As a result the entire balance of $60.2 million of goodwill (including $8.7 million related to businesses classified as discontinued operations in 2010) was impaired in the fourth quarter of fiscal 2009.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Business Combinations and Hospital Development

Purchase of Additional Interests in Hospitals — During September 2008, the Company purchased an additional 3.7% ownership interest in the TexSan Heart Hospital for $1.2 million. Additionally, during June 2008 the Company acquired an additional 14.29% ownership interest in the TexSan Heart Hospital, by converting $9.5 million of intercompany debt to equity. As discussed in Note 4, the Company wrote-off all its goodwill in the year ended September 30, 2009.

During July 2008, the Company purchased an additional 3.0% interest in the Heart Hospital of New Mexico for $2.5 million. As discussed in Note 4, the Company wrote-off all its goodwill in the year ended September 30, 2009.

Change in Ownership Due to Cancellation of Stock Subscription Receivable — Upon the formation of Hualapai Mountain Medical Center the minority owners entered into stock subscription agreements whereby they paid for their ownership in two installments. At the date of formation, the amount due from the minority owners was recorded as a stock subscription receivable. During the fourth quarter of fiscal 2010, several minority owners did not submit the final installment. As a result, and per the partnership operating agreement, the proportionate ownership was transferred to the Company and the stock subscription receivable was reduced accordingly. As a result, the Company’s ownership in HMMC increased from 79.00% to 82.49%.

Diagnostic and Therapeutic Facilities Development — During April 2008, the Company paid $8.5 million to acquire a 27.4% interest in Southwest Arizona Heart and Vascular LLC a joint venture with the Heart Lung Vascular Center of Yuma. The joint venture provides cardiac catheterization lab services to Yuma Regional Medical Center in Arizona.

During February 2008, the Company paid $1.0 million to acquire a 33.33% interest in a joint venture with Solaris Health Systems LLC and individual physician members to manage two cardiac catheterization laboratories located in New Jersey.

New Hospital Development — In August 2007, the Company announced a venture to construct a new 106 inpatient bed capacity general acute care hospital, Hualapai Mountain Medical Center, which is located in Kingman, Arizona. The hospital is accounted for as a consolidated subsidiary since the Company, through its wholly-owned subsidiary, owns 82.49% of the interest in the venture with physician partners owning the remaining 17.51%. Further, the Company exercises substantive control over the hospital. Construction of Hualapai Mountain Medical Center began during fiscal year 2007. The facility was completed and opened during October 2009 with 70 licensed beds, and the capacity for an additional 36 beds to facilitate future growth.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accounts Receivable

Accounts receivable, net, consists of the following:

	September 30,
	2010	2009

Receivables, principally from patients and third-party payors	$119,869	$109,901
Receivables, principally from billings to hospitals for various cardiovascular procedures	1,027	1,494
Other	2,667	5,280

	123,563	116,675
Less allowance for doubtful accounts	(75,023)	(67,361)

Accounts receivable, net	$48,540	$49,314

Activity for the allowance for doubtful accounts is as follows:

	Year Ended September 30,
	2010	2009

Balance, beginning of year	$67,361	$42,648
Bad debt expense	46,887	39,068
Write-offs, net of recoveries	(39,225)	(14,355)

Balance, end of year	$75,023	$67,361

7.	Property and Equipment

Property and equipment, net, consists of the following:

	September 30,
	2010	2009

Land	$22,001	$26,694
Buildings	186,806	227,914
Equipment	186,983	188,903
Construction in progress	25	17,362

Total, at cost	396,815	460,873
Less accumulated depreciation	(172,633)	(158,156)

Property and equipment, net	$223,182	$302,717

As further discussed in Note 4, during the year ended September 30, 2010 the Company recorded impairment charges of $66.8 million for the write down of certain property and equipment.

Substantially all of the Company’s property and equipment is either pledged as collateral for various long-term obligations or assigned to lenders under the Senior Secured Credit Facility as intercompany collateral liens, see Note 9.

8.	Investments in Affiliates

The Company’s determination of the appropriate consolidation method to follow with respect to investments in affiliates is based on the amount of control the Company has and the ownership level in the underlying entity. Investments in entities that the Company does not control, but over whose operations the Company has the ability to

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise significant influence (including investments where the Company has a less than 20% ownership), are accounted for under the equity method. The Company additionally considers if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations the Company does not control. At September 30, 2010, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method.

Variable Interest Entities

Investments in unconsolidated affiliates accounted for under the equity method (which are included in Other assets on the consolidated balance sheets) consist of the following:

	Year Ended September 30,
	2010	2009

Avera Heart Hospital of South Dakota	$8,730	$9,143
Harlingen Medical Center	5,839	5,621
HMC Realty, LLC	(14,044)	(11,909)
Southwest Arizona Heart and Vascular, LLC	7,000	8,757
Other	1,465	2,443

	$8,990	$14,055

In August 2010, the Company entered into an agreement with Avera McKennan for the sale of its interest in Avera Heart Hospital of South Dakota whereby Avera McKennan would purchase a MedCath subsidiary which was the indirect owner of a one-third ownership interest and which held management rights in Avera Heart Hospital of South Dakota. The transaction closed on October 1, 2010.

As further discussed in Note 22, the Company sold its equity interest in Southwest Arizona Heart and Vascular Center, LLC on November 1, 2010. Pursuant to such pending sale, the Company recognized a write down of its investment of $1.8 million to record the Company’s investment in such business at its net realizable value expected from the sale proceeds.

The Company’s ownership percentage for each investment accounted for under the equity method is presented in the table below:

Investee	Ownership

Avera Heart Hospital of South Dakota(a)	33.3%
Harlingen Medical Center(a)	34.8%
HMC Realty LLC(a)	36.1%
Southwest Arizona Heart and Vascular, LLC(b)	27.0%
All Other:
Blue Ridge Cardiology Services, LLC(b)	50.0%
Austin Development Holding, Inc.(a)	50.0%
Central New Jersey Heart Services, LLC(b)	14.8%
Coastal Carolina Heart, LLC(b)	9.2%

(a)	Included in the Hospital Division

(b)	Included in MedCath Partners Division

Accumulated deficit includes $9.3 million, $9.3 million, and $10.3 million of undistributed earnings from unconsolidated affiliates accounted for under the equity method at September 30, 2010, 2009, and 2008, respectively. Distributions received from unconsolidated affiliates accounted for under the equity method were $11.4 million, $10.0 million and $7.7 million during the years ended September 30, 2010, 2009 and 2008, respectively.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables represent summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method.

	Year Ended September 30,
	2010	2009	2008

Net revenue	$219,561	$225,843	$215,707
Income from operations	$45,142	$47,736	$43,053
Net income	$36,065	$38,797	$34,004

	September 30,
	2010	2009

Current assets	$58,690	$68,174
Long-term assets	$144,402	$148,993
Current liabilities	$23,922	$25,770
Long-term liabilities	$121,524	$122,629

9.	Long-Term Debt

Long-term debt consists of the following:

	September 30,
	2010	2009

Amended Credit Facility	$66,563	$80,000
Notes payable to various lenders	—	6,054

	66,563	86,054
Less current portion	(14,063)	(19,491)

Long-term debt	$52,500	$66,563

Senior Secured Credit Facility — During November 2008, the Company amended and restated its then outstanding senior secured credit facility (the “Amended Credit Facility”). The Amended Credit Facility provides for a three-year term loan facility in the amount of $75.0 million (the “Term Loan”) and a revolving credit facility in the amount of $85.0 million (the “Revolver”), which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans. At the request of the Company and approval from its lenders, the aggregate amount available under the Amended Credit Facility may be increased by an amount up to $50.0 million. Borrowings under the Amended Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. At September 30, 2010 the Term Loan bore interest at 3.26%. The $66.6 million outstanding under the Amended Credit Facility at September 30, 2010 related to the Term Loan. No amounts were outstanding under the Revolver as of September 30, 2010. At September 30, 2009, $75.0 million was outstanding under the Term Loan and $5.0 million was outstanding under the Revolver.

The Amended Credit Facility continues to be guaranteed jointly and severally by the Company and certain of the Company’s existing and future, direct and indirect, wholly owned subsidiaries and is secured by a first priority perfected security interest in all of the capital stock or other ownership interests owned by the Company and subsidiary guarantors in each of their subsidiaries, and, subject to certain exceptions in the Amended Credit Facility, all other present and future assets and properties of the Company and the subsidiary guarantors and all intercompany notes.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 13, 2010, the Company and its lenders amended and restated the Senior Secured Credit Facility (the “First Amendment”). The Company entered into the First Amendment to provide additional financial and liquidity flexibility in connection with its previously announced effort to explore strategic alternatives. The First Amendment contains modifications of certain financial covenants and other requirements of the Amended Credit Facility; including, but not limited to: modifications to certain definitions contained in the Amended Credit Facility, including the definitions of certain financial terms to permit additional add backs (such as an add back for charges and professional expenses incurred in connection with asset dispositions), subject to maximum amounts in certain cases, and to the multiple applied to certain of the financial metrics derived in accordance with such definitions, for certain financial covenant calculations; increasing the amount of permitted guarantees of indebtedness by $10 million; amending the asset dispositions covenant to permit additional asset dispositions subject to no events of default and require that any net cash proceeds from an asset disposition or series of asset dispositions in excess of $50 million from the date of the First Amendment be applied 50% to repay the outstanding Term Loan amounts under the Amended Credit Facility and 50% to repay amounts outstanding under the Revolver or cash collateralize letters of credit to the extent outstanding and permanently reduce the Revolver by 50% of the net cash proceeds, which could shorten the term of the Revolver based on the amount of such permanent commitment reductions. In addition, any mandatory prepayments of the Revolver will also reduce the revolving credit commitment by a corresponding amount. The Revolver including letters of credit will not be permitted to remain outstanding after the full repayment of the Term Loan. The First Amendment also provides for a reduction in amount of the Revolver from $85 million to $59.5 million as of the date of the First Amendment. Under terms of the First Amendment, the fixed charge coverage ratio is not tested at either September 30, 2010 or December 31, 2010, and will be retested at the fiscal quarter ending March 31, 2011 and subsequent fiscal quarters.

Senior Notes — During December 2008, the Company redeemed its then outstanding 9 7/8% senior notes (the “Senior Notes”) issued by MedCath Holdings Corp., a wholly owned subsidiary of the Company, for $111.2 million, which included the payment of a repurchase premium of $5.0 million and accrued interest of $4.2 million. The Senior Notes were redeemed through borrowings under the Credit Facility and available cash on hand. In addition to the aforementioned repurchase premium, the Company incurred $2.0 million in expense related to the write-off of previously incurred financing costs associated with the Senior Notes. The repurchase premium and write off of previously incurred financing costs have been included in the consolidated statements of operations as loss on early extinguishment of debt for the year ended September 30, 2009.

Notes Payable to Various Lenders — The Company acquired various medical and other equipment for a hospital with installment notes payable to an equipment lender collateralized by the related equipment. Amounts borrowed under these notes are payable in monthly installments of principal and interest over a 7 year term with fixed interest rates of 6.74% to 7.71%. The Company had guaranteed these equipment loans. The Company received a fee from the minority partners in the subsidiary hospitals as consideration for providing guarantees in excess of the Company’s ownership percentage in the subsidiary hospitals, see Note 12. These guarantees expired concurrent with the repayment of the related equipment loans. During June 2010, the Company repaid the remaining $4.2 million note payable obligations to certain equipment lenders on behalf of its consolidated subsidiary, TexSan Heart Hospital. At September 30, 2010, there are no notes payable to various lenders outstanding.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Covenants  — At September 30, 2009, the Company was in violation of financial covenants under equipment loans at its consolidated subsidiary TexSan Heart Hospital. Accordingly, the total outstanding balance for these loans of $6.1 million was included in the current portion of long-term debt and obligations under capital leases on the Company’s consolidated balance sheet. The covenant violations did not result in any other non-compliance related to the remaining covenants governing the Company’s outstanding debt; therefore the Company was in compliance with all other covenants. Furthermore, these loans were paid in-full as of September 30, 2010. As of September 30, 2010, the Company was in compliance with all covenants governing its outstanding debt.

Interest Rate Swaps — During the year ended September 30, 2006 one of the hospitals in which the Company has a noncontrolling interest and consequently accounts for under the equity method, entered into an interest rate swap for purposes of hedging variable interest payments on long term debt outstanding for that hospital. The interest rate swap is accounted for as a cash flow hedge by the hospital whereby changes in the fair value of the interest rate swap flow through comprehensive income of the hospital. The Company recorded its proportionate share of comprehensive income within stockholders’ equity in the consolidated balance sheets based on the Company’s ownership interest in that hospital.

Future Maturities — Presented below are the future maturities of long-term debt at September 30, 2010.

Debt
Fiscal Year	Maturity

2011	$14,063
2012	52,500

$66,563

10.	Obligations Under Capital Leases

The Company currently leases several diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware, equipment and certain vehicles under capital leases expiring through fiscal year 2015. Some of these leases contain provisions for annual rental adjustments based on increases in the consumer price index, renewal options, and options to purchase during the lease terms. Amortization of the capitalized amounts is included in depreciation expense. Total assets under capital leases (net of accumulated depreciation of $3.2 million and $3.0 million) at September 30, 2010 and 2009, respectively, are $9.2 million and $2.7 million, respectively, and are included in property and equipment on the consolidated balance sheets. Lease payments during the years ended September 30, 2010, 2009, and 2008 were $2.3 million, $1.1 million and $1.1 million, respectively, and include interest of $0.4 million, $0.2 million, and $0.1 million, respectively.

Future minimum lease payments at September 30, 20010 are as follows:

Minimum
Fiscal Year	Lease Payment

2011	$3,106
2012	2,607
2013	2,104
2014	1,708
2015	789

Total future minimum lease payments	10,314
Less amounts representing interest	(1,205)

Present value of net minimum lease payments	9,109
Less current portion	(2,609)

$6,500

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Liability Insurance Coverage

During June 2010 and 2009, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners Division, for each respective fiscal year. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of September 30, 2010 and September 30, 2009, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was $3.1 million and $4.0 million, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.

In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $3.5 million and $3.1 million as of September 30, 2010 and September 30, 2009, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $175,000 per plan participant.

12.	Commitments and Contingencies

Operating Leases — The Company currently leases several cardiac diagnostic and therapeutic facilities, mobile catheterization laboratories, office space, computer software and hardware equipment, certain vehicles and land under noncancelable operating leases expiring through fiscal year 2017. Total rent expense under noncancelable rental commitments was approximately $1.5 million, $2.2 million and $2.3 million for the years ended September 30, 2010, 2009 and 2008, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

The approximate future minimum rental commitments under noncancelable operating leases as of September 30, 2010 are as follows:

Rental
Fiscal Year	Commitment

2011	$1,724
2012	1,601
2013	1,562
2014	1,300
2015	397
Thereafter	99

$6,683

Put and Call Options — During August 2010, the Company amended its partnership agreement with one of its hospitals, whereby call and put options were added relative to the Company’s noncontrolling interest in the hospital. The call option will allow the Company to acquire all of the noncontrolling interest in the hospital owned by physician investors for the net amount of the physician investors unreturned capital contributions adjusted upward for any proportionate share of additional proceeds upon a disposition transaction. The put option allows the Company’s noncontrolling shareholders in the hospital to put their shares to the Company for the net amount of the physician investors unreturned capital contributions at any time before August 31, 2011. The noncontrolling shareholders’ recorded basis in their partnership interest was zero prior to the amendment of this agreement.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the Company has recognized a redeemable noncontrolling interest of $2.9 million (net of taxes of $1.6 million) as of September 30, 2010 and included the corresponding expense as a loss allocable to noncontrolling interests.

During September 2010, the Company entered into a call agreement with one of its hospitals whereby the Company may exercise the call right to purchase the noncontrolling interest owned by physician investors for an amount equal to the net amount of the physician investors unreturned capital contributions ($2.7 million at September 30, 2010).

Contingencies — The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect the Company. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including commercial payors as well as the contractors who administer the Medicare program for the Centers for Medicare and Medicaid Services (“CMS”).

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

In 2005, CMS began using recovery audit contractors (“RAC”) to detect Medicare overpayments not identified through existing claims review mechanisms. RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process. The Health Care Reform Laws expand the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010. The Company believes the claims for reimbursement submitted to the Medicare and Medicaid programs by the Company’s facilities have been accurate, however the Company is unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.

The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through September 30, 2010. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

During fiscal years 2008 and 2007, the Company refunded certain reimbursements to CMS related to carotid artery stent procedures performed during prior fiscal years at two of the Company’s consolidated subsidiary hospitals. The U.S. Department of Justice (“DOJ”) initiated an investigation related to the Company’s return of these reimbursements. As a result of the DOJ’s investigation, the Company began negotiating settlement agreements during the second quarter of fiscal 2009 with the DOJ whereby the Company was expected to pay $0.8 million to settle and obtain releases from any federal civil false claims liability related to the DOJ’s investigation. The DOJ allegations do not involve patient care, and relate solely to whether the procedures were properly reimbursable by Medicare. The settlement does not include any finding of wrong-doing or any admission of liability. During fiscal 2010, the Company paid $0.8 million initially accrued within other accrued liabilities on

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the consolidated balance sheet as of September 30, 2009. As of September 30, 2010, both settlement agreements have been executed.

In March 2010, the DOJ issued a civil investigative demand (“CID”) pursuant to the federal False Claims Act to one of the Company’s hospitals. The CID requested information regarding Medicare claims submitted by the hospital in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2002 to the present. The Company has complied with all information requested by the DOJ for this hospital.

In September 2010, the Company received a letter from the DOJ advising it that an investigation is being conducted to determine whether certain of their other hospitals have submitted claims excluded from coverage. The period of time covered by the investigation is 2003 to the present. The letter states that the DOJ’s data indicates that many of the Company’s hospitals have claims for the implantation of ICD’s which were not medically indicated and/or otherwise violated Medicare payment policy. The Company understands that the DOJ has submitted similar requests to many other hospitals and hospital systems across the country as well as to the ICD manufacturers themselves. The Company is fully cooperating and has entered into a tolling agreement with the government in this investigation; to date, the DOJ has not asserted any claim against the Company’s other hospitals. Because the Company is in the early stages of this investigation, the Company is unable to evaluate the outcome of this investigation. The Company’s total ICD net revenue is a material component of total net patient revenue.

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

During October, 2009, a purported class action law suit was filed by an individual against the Bakersfield Heart Hospital, a consolidated subsidiary of the Company. In the complaint the plaintiff alleges that under California law, and specifically under the Knox-Keene Healthcare Service Plan Act of 1975 and under the Health and Safety Code of California, California prohibits the practice of “balance billing” for patients who are provided emergency services. On November 24, 2010, the court granted the Bakersfield Heart Hospital’s motion to strike plaintiff’s class allegations.

In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $3.5 million and $3.1 million as of September 30, 2010 and September 30, 2009, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $175,000 per plan participant.

The Company has evaluated the provisions of the Health Care Reform Laws. The Company is unable to predict at this time the full impact of the Health Care Reform Laws on the Company and its consolidated financial statements.

Commitments — The Company’s consolidated subsidiary hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care and anesthesiology services, among other services. These guarantees extend for the duration of the underlying service agreements. As of September 30, 2010, the maximum potential future payments that the Company could be required to make under these guarantees was approximately $28.2 million ($0.7 million related

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to discontinued operations) through June 2013. At September 30, 2010 the Company had total liabilities of $13.0 million ($0.7 million related to discontinued operations) for the fair value of these guarantees, of which $7.9 million is in other accrued liabilities and $0.3 million is in current liabilities of discontinued operations, and $4.4 million is in other long term obligations and $0.4 million is in long-term liabilities of discontinued operations. Additionally, the Company had assets of $13.3 million ($0.7 million related to discontinued operations) representing the future services to be provided by the physicians, of which $7.8 million is in prepaid expenses and other current assets and $0.3 million in current assets of discontinued operations, and $4.8 million is in other assets and $0.4 million in non-current assets of discontinued operations.

13.	Fair Value Measurements

As described in Note 2 Recently Adopted Accounting Pronouncements, the Company adopted the accounting standard issued by the FASB that defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements. The Company is required to provide additional disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a non-recurring basis. Our non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used and long-lived assets held for sale (including investments in affiliates). Fair values were determined as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities.

•	Level 2 inputs utilize data points that are observable, such as independent third party market offers.

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of discounted cash flows or third party appraisals.

		Significant
	Quoted	Other	Significant	Year Ended
	Market	Observable	Unobservable	9/30/10
	Price	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Impairments

Continuing Operations
Hospital Division certain long-lived assets	$—	$33,545	$33,122	$63,678
Partners Division certain long-lived assets	—	—	7,935	800
Partners Division Investments in Affiliates	—	7,400	—	1,915
Corporate and other certain long-lived assets	—	—	4,880	2,344
Discontinued Operations
Hospital Division certain long-lived assets	$—	$32,000	$—	$5,249
Partners Division certain long-lived assets	—	—	—	—
Corporate and other certain long-lived assets	—	—	—	—

As described in Note 4, we recorded $63.7 million, $0.8 million and $2.3 million impairment charges in continuing operations in the fiscal year ended September 30, 2010 for the write-down of buildings, land, equipment and other long-lived assets in the Hospital Division, Partners Division and Corporate and other, respectively. The Hospital Division charge relates to one of our hospitals due to a decline in the fair value of real estate in the market in which the hospitals operate and a decline in the estimated fair value of equipment based on discounted cash flows. In addition, the Hospital Division charge relates to one of our hospitals that received a letter of intent from a third party buyer. As described in Note 8, we recorded a $1.9 million write-down of investments in affiliates related to

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two of the Partners Division affiliates in which the Company has entered into agreements or disposed of its interest in such affiliates. As described in Note 3, we recorded a $5.2 million impairment charge in discontinued operations related to a hospital in which the Company entered into an agreement to dispose of its interest.

Based on Level 3 inputs, the estimated fair value of long-term debt, including the current portion, at September 30, 2010 was $108.1 million ($41.5 million related to discontinued operations) as compared to a carrying value of $101.2 million ($34.6 million related to discontinued operations). Based on Level 3 inputs, at September 30, 2009, the estimated fair value of long-term debt, including the current portion, was $127.6 million ($41.4 million related to discontinued operations) as compared to a carrying value of $121.4 million ($35.3 million related to discontinued operations). Fair value of the Company’s fixed rate debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of arrangements and market information. The fair value of the Company’s variable rate debt was determined to approximate its carrying value due to the underlying variable interest rates.

The Company’s cash equivalents are measured utilizing Level 1 or Level 2 inputs.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended September 30,
	2010	2009	2008

Current tax expense (benefit)
Federal	$(7,255)	$1,864	$3,931
State	747	899	2,758

Total current tax expense (benefit)	(6,508)	2,763	6,689
Deferred tax expense (benefit)
Federal	(19,179)	(3,302)	2,365
State	(975)	177	(758)

Total deferred tax expense (benefit)	$(20,154)	$(3,125)	$1,607

Total income tax expense (benefit)	$(26,662)	$(362)	$8,296

The components of net deferred taxes are as follows:

	Year Ended September 30,
	2010	2009

Deferred tax liabilities:
Property and equipment	$6,794	$24,481
Equity investments	2,151	2,151
Accrued liabilities	1,060	—
Gain on sale of partnership units	2,461	2,461
Other	—	568

Total deferred tax liabilities	12,466	29,661

Deferred tax assets:
Net operating and economic loss carryforward	$5,118	$4,447
Basis difference in investment in subsidiaries	15,768	5,642
Allowances for doubtful accounts and other reserves	7,396	8,859
Accrued liabilities	3,830	3,736
Intangibles	2,185	2,293
Share based compensation expense	4,623	4,531
Management contracts	330	586
Other	216	545

Total deferred tax assets	39,466	30,639
Valuation allowance	(4,610)	(2,691)

Net deferred tax asset (liability)	$22,390	$(1,713)

As of September 30, 2010 and 2009, the Company had recorded a valuation allowance of $4.6 million and $2.7 million, respectively, primarily related to state net operating loss carryforwards. The valuation allowance increased by approximately $1.9 million during the year ended September 30, 2010 due to a current year loss incurred in certain states.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has state net operating loss carryforwards of approximately $116.3 million that began to expire in 2009.

The differences between the U.S. federal statutory tax rate and the effective rate are as follows.

	Year Ended
	September 30,
	2010	2009	2008

Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal effect	(2.9)%	0.8%	4.6%
State valuation allowances on NOLs	2.8%	1.3%	(2.0)%
Noncontrolling interest	(4.1)%	(7.7)%	(14.4)%
Share-based compensation expense	0.0%	0.0%	1.2%
Penalties	0.0%	0.1%	0.0%
Goodwill	0.0%	39.9%	0.0%
Other non-deductible expenses and adjustment	(0.2)%	(0.2)%	1.4%

Effective income tax rate	(39.4)%	(0.8)%	25.8%

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

The Company adopted the new accounting standard effective October 1, 2007. As a result of the implementation, the Company recognized a $0.3 million net increase to the reserves for uncertain tax positions. This increase was accounted for as a cumulative effect adjustment and recognized as a reduction in beginning retained earnings in the consolidated balance sheet. Including the cumulative effect adjustment, the Company had approximately $2.4 million of unrecognized tax benefits as of October 1, 2007 and $0.5 million as of September 30, 2009 recorded in other accrued liabilities on the consolidated balance sheets. There is no unrecognized tax benefit as of September 30, 2010. Of the balance at September 30, 2009 $0.3 million represented the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods. It is not expected that the amount of unrecognized tax benefits will change in the next twelve months.

The Company includes interest related to tax issues as part of interest expense in the consolidated financial statements. The Company records applicable penalties, if any, related to tax issues within the income tax provision. The Company did not have an accrual for interest as of September 30, 2010 and had $0.2 million accrued for interest as of September 30, 2009. The interest impact for the unrecognized tax liabilities was $(0.2) million to the consolidated financial results for fiscal 2010. There were no penalties recorded for the unrecognized tax benefits.

Following is a reconciliation of the Company’s unrecognized tax benefits:

	Year Ended
	September 30,
	2010	2009	2008

Beginning Balance	$519	$1,234	$2,424
Additions based on tax positions of prior years	—	—	640
Settlements	—	(514)	—
Reductions for positions of prior years	(519)	(201)	(1,830)

Ending Balance	$—	$519	$1,234

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the normal three year federal statute of limitations, the Company may be subject to examination by the Internal Revenue Service (“IRS”) back to September 30, 2007. In addition, the Company files income tax returns in multiple states and local jurisdictions. Generally, the Company is subject to state and local audits going back to years ended September 30, 2007; however, due to existing net operating loss carryforwards, the state can audit back to September 30, 1998 and September 30, 1999 in a few significant states.

In the ordinary course of the Company’s business there are transactions where the ultimate tax determination is uncertain. The Company believes that is has adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. If an ultimate tax assessment exceeds the Company’s estimate of tax liabilities, an additional charge to expense would result.

15.	Per Share Data

Basic — The calculation of basic earnings per share includes 150,900 and 101,500 of restricted stock units that have vested but as of September 30, 2010 and 2009, respectively, have not been converted into common stock. No restricted stock units vested as of September 30, 2008. See Note 16 as it relates to restricted stock units granted to directors of the Company.

Diluted — The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 932,137, 1,027,387, and 1,776,837 shares of common stock at prices ranging from $9.95 to $33.05, which were outstanding at September 30, 2010, 2009 and 2008, respectively, as well as 694,322, 552,827 and 123,982 shares of restricted stock which were outstanding at September 30, 2010, 2009 and 2008, respectively. Of the outstanding stock options and restricted stock, 1,580,214, and 947,000 have not been included in the calculation of diluted earnings (loss) per share at September 30, 2009 and 2008, respectively, because the options and restricted stock were anti-dilutive. No options or restricted stock were included in the calculation of diluted earnings per share at September 30, 2010, as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of tax.

16.	Stock Compensation Plans

On July 28, 1998, the Company’s board of directors adopted a stock option plan (the “1998 Stock Option Plan”) under which it may grant incentive stock options and nonqualified stock options to officers and other key employees. Under the 1998 Stock Option Plan, the board of directors may grant option awards and determine the option exercise period, the option exercise price, and other such conditions and restrictions on the grant or exercise of the option as it deems appropriate. The 1998 Stock Option Plan provides that the option exercise price may not be less than the fair value of the common stock as of the date of grant and that the options may not be exercised more than ten years after the date of grant. Options granted during the year ended September 30, 2008 were granted at an option exercise price equal to or greater than fair market value of the underlying stock at the date of the grant and become exercisable on grading and fixed vesting schedules ranging from 4 to 8 years subject to certain performance acceleration features. Effective September 30, 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees, subject to a Restriction Agreement. No options may be granted under the 1998 Stock Option Plan after July 31, 2008. At September 30, 2010, 420,137 options were outstanding under the 1998 Option Plan.

On July 23, 2000, the Company adopted an outside director’s stock option plan (the “Director’s Plan”) under which nonqualified stock options may be granted to non-employee directors. Under the Director’s Plan, grants of 2,000 options were granted to each new director upon becoming a member of the board of directors and grants of 2,000 options were made to each continuing director on October 1, 1999 (the first day of the fiscal year ended September 30, 2000). Effective September 15, 2000, the Director’s Plan was amended to increase the number of options granted for future awards from 2,000 to 3,500. Further, effective September 30, 2007, the Director’s Plan was amended to increase the number of options granted for future awards from 3,500 to 8,000. All options granted under the Director’s Plan through September 30, 2010 have been granted at an exercise price equal to or greater than

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair market value of the underlying stock at the date of the grant. Options are exercisable immediately upon the date of grant and expire ten years from the date of grant. Effective March 5, 2008, the Director’s Plan was amended to increase the maximum number of common stock shares which can be issued under the Director’s Plan to 550,000, of which 192,900 were outstanding as of September 30, 2010.

Effective October 1, 2005, the Company adopted the MedCath Corporation 2006 Stock Option and Award Plan (the “Stock Plan”), which provides for the issuance of stock options, restricted stock and restricted stock units to employees of the Company. The Stock Plan is administered by the compensation committee of the board of directors, who has the authority to select the employees eligible to receive awards. This committee also has the authority under the Stock Plan to determine the types of awards, select the terms and conditions attached to all awards, and, subject to the limitation on individual awards in the Stock Plan, determine the number of shares to be awarded. At September 30, 2010, the maximum number of shares of common stock which can be issued through awards granted under the Stock Plan was 1,750,000 of which 1,203,385 were outstanding as of September 30, 2010.

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

The Company recognized share-based compensation expense for the fiscal years ended September 30, 2010, 2009 and 2008 of $3.1 million, $2.4 million and $5.0 million, respectively. The associated tax benefits related to the compensation expense recognized for fiscal 2010, 2009 and 2008 was $1.3 million, $1.0 million and $2.0 million, respectively. No options were granted during the fiscal year ended September 30, 2010. The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2009 and 2008 was $9.75 and $10.53, respectively. No options were exercised during fiscal 2010. The total intrinsic value of options exercised during fiscal 2008 was $1.4 million. The total intrinsic value of options exercised during fiscal 2009 was immaterial. There was no intrinsic value of options outstanding at September 30, 2010.

Stock Options

Stock option activity for the Company’s stock compensation plans during the years ended September 30, 2010, 2009 and 2008 was as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price

Outstanding options, September 30, 2007	1,727,112	$19.11
Granted	480,000	24.51
Exercised	(269,996)	15.99
Cancelled	(160,279)	26.93

Outstanding options, September 30, 2008	1,776,837	$22.15
Granted	82,000	17.46
Exercised	(7,000)	10.95
Cancelled	(824,450)	21.65

Outstanding options, September 30, 2009	1,027,387	$22.25
Cancelled	(95,250)	25.86

Outstanding options, September 30, 2010	932,137	$21.89

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information for options outstanding and exercisable at September 30, 2010:

Options Outstanding and Exercisable
	Number of
	Options	Weighted-	Weighted-
	Outstanding	Average	Average
Range of	and	Remaining	Exercise
Prices	Exercisable	Life (years)	Price

$ 9.95 - 15.80	108,137	4.24	$13.69
16.10 - 18.26	20,500	4.05	17.15
19.00 - 21.01	59,500	3.20	19.48
21.49 - 21.49	500,000	5.39	21.49
21.66 - 23.65	30,500	5.04	22.35
23.79 - 27.71	142,000	6.60	26.56
27.80 - 29.68	36,500	6.30	29.06
30.35 - 33.05	35,000	6.64	32.89

$ 9.95 - 33.05	932,137	5.34	$21.89

Restricted Stock Awards

During the year ended September 30, 2006, the Company granted to employees 270,836 shares of restricted stock units, which vested at various dates through March 2009. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, was recognized on a straight-line basis over the vesting period.

During fiscal 2010 and 2009, the Company granted to employees 401,399 and 599,645 shares of restricted stock, respectively. There were no grants to employees during fiscal 2008. Restricted stock granted to employees, excluding executives of the Company, vest annually on December 31 over a three year period. Executives of the Company (defined by the Company as vice president or higher) received two equal grants of restricted stock. The first grant vests annually in equal installments on December 31 over a three year period. The second grant vests annually on December 31 over a three year period if certain performance conditions are met. All unvested restricted stock granted to employees becomes fully vested upon a change in control of the Company as defined in the Company’s 2006 Stock Option and Award Plan. During fiscal 2010 and 2009, the Company granted 89,600 and 101,500 shares of restricted stock units to directors. There were no grants to directors during fiscal 2008. Restricted stock units granted to directors are fully vested at the date of grant and are paid in shares of common stock upon each applicable director’s termination of service on the board. At September 30, 2010 the Company had $3.0 million of unrecognized compensation expense associated with restricted stock awards.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for the Company’s restricted stock issued under the Stock Plan during the years ended September 30, 2010, 2009 and 2008 was as follows:

	Number of
	Restricted	Weighted-
	Stock Awards	Average
	and Units	Grant Price

Outstanding restricted stock awards and units, September 30, 2007	193,982	$19.72
Vested	(21,448)	20.50
Cancelled	(48,552)	20.50

Outstanding restricted stock awards and units, September 30, 2008	123,982	$19.28
Granted	701,145	9.00
Vested	(52,106)	20.50
Cancelled	(118,694)	11.19

Outstanding restricted stock awards and units, September 30, 2009	654,327	$9.64
Granted	490,999	7.24
Vested	(181,214)	8.48
Cancelled	(79,827)	8.21

Outstanding restricted stock awards and units, September 30, 2010	884,285	$8.67

17.	Employee Benefit Plan

The Company has a defined contribution retirement savings plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan allows employees to contribute from 1% to 50% of their annual compensation on a pre-tax basis. The Company, at its discretion, may make an annual contribution of up to 40% of an employee’s pretax contribution, up to a maximum of 6% of compensation. The Company’s contributions to the 401(k) Plan for the years ended September 30, 2010, 2009 and 2008 were approximately $1.9 million, $1.8 million and $1.7 million, respectively.

18.	Related Party Transactions

As compensation for the Company’s guarantee of certain unconsolidated affiliate hospitals long term debt, the Company receives a debt guarantee fee; see Note 9 for further discussion. Debt guarantee fees recorded in net revenues in the consolidated statement of operations were $0.4 million for the years ended September 30, 2010, 2009 and 2008. Additionally the Company receives a management fee from unconsolidated affiliates. Management fees recorded within net revenues in the consolidated statement of operations were $4.4 million, $5.0 million, and $5.4 million for the years ended September 30, 2010, 2009 and 2008, respectively. At September 30, 2010 and 2009 the Company had $1.3 million and $1.6 million of outstanding fees recorded of which $0.4 million and $1.0 million was recorded within accounts receivable, net and $0.9 million and $0.5 million within prepaid expenses and other current assets, respectively, in the consolidated balance sheets primarily related to management, insurance and legal fees charged to unconsolidated affiliates, see Note 8 for further discussion regarding unconsolidated affiliates of the Company.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Summary of Quarterly Financial Data (Unaudited)

Summarized quarterly financial results were as follows:

	Year Ended September 30, 2010
	First	Second	Third	Fourth
	Quarter	Quarter (*)	Quarter (*)	Quarter (*)

Net revenue	$106,000	$114,007	$111,963	$110,527
Operating expenses	109,388	127,373	134,630	140,074
Loss from operations	(3,388)	(13,366)	(22,667)	(29,547)
Loss from continuing operations, net of taxes	(2,523)	(9,351)	(14,360)	(25,722)
(Loss) income from discontinued operations, net of taxes	(133)	(1,858)	1,544	4,034

Net loss	$(2,656)	$(11,209)	$(12,816)	$(21,688)

(Loss) earnings per share, basic
Continuing operations	$(0.13)	$(0.47)	$(0.72)	$(1.29)
Discontinued operations	—	(0.10)	0.08	0.20

(Loss) earnings per share, basic	$(0.13)	$(0.57)	$(0.64)	$(1.09)

(Loss) earnings per share, diluted
Continuing operations	$(0.13)	$(0.47)	$(0.72)	$(1.29)
Discontinued operations	—	(0.10)	0.08	0.20

(Loss) earnings per share, diluted	$(0.13)	$(0.57)	$(0.64)	$(1.09)

Weighted average number of shares, basic	19,743	19,829	19,897	19,898
Dilutive effect of stock options and restricted stock	—	—	—	—

Weighted average number of shares, diluted	19,743	19,829	19,897	19,898

(*)	The second, third and fourth quarters of fiscal 2010 includes $14.7 million; $22.8 million; and $29.3 million, respectively, impairment of property and equipment as discussed in Note 4.

As a result of the classification of certain businesses as discontinued operations as discussed in Note 3, the Company has recast the presentation of the results of such businesses for all periods as compared to the presentation in the respective quarterly report as filed on Form 10-Q. In fiscal year 2010, this resulted in (i) a reduction in revenues of $41,260 in the first quarter, $20,902 in the second quarter and $19,884 in the third quarter; (ii) a reduction in operating expenses of $40,715 in the first quarter, $25,168 in the second quarter and $19,676 in the third quarter; (iii) an increase in loss from operations of $545 in the first quarter, a decrease of $4,266 in the second quarter and an increase of $208 in the third quarter; (iv) an increase in loss from continuing operations, net of taxes of $12 in the first quarter, a decrease of $2,648 in the second quarter and an increase of $205 in the third quarter; and (v) a decrease in loss from discontinued operations, net of taxes of $12 in the first quarter, an increase in loss of $2,648 in the second quarter and an increase in income of $205 in the third quarter.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (*)

Net revenue	$105,717	$107,156	$103,260	$103,600
Operating expenses	100,566	100,311	102,109	158,216
Income (loss) from operations	5,151	6,845	1,151	(54,616)
(Loss) income from continuing operations, net of taxes	(2,538)	3,597	500	(53,214)
Income (loss) from discontinued operations, net of taxes	4,784	1,985	(4)	(5,392)

Net income (loss)	$2,246	$5,582	$496	$(58,606)

Earnings (loss) per share, basic
Continuing operations	$(0.13)	$0.18	$0.03	$(2.70)
Discontinued operations	0.24	0.10	—	(0.27)

Earnings (loss) per share, basic	$0.11	$0.28	$0.03	$(2.97)

Earnings (loss) per share, diluted
Continuing operations	$(0.13)	$0.18	$0.03	$(2.70)
Discontinued operations	0.24	0.10	—	(0.27)

Earnings (loss) per share, diluted	$0.11	$0.28	$0.03	$(2.97)

Weighted average number of shares, basic	19,599	19,664	19,733	19,740
Dilutive effect of stock options and restricted stock	—	26	—	—

Weighted average number of shares, diluted	19,599	19,690	19,733	19,740

(*)	The fourth quarter of fiscal 2009 includes $51.5 million impairment of goodwill as discussed in Note 4.

As a result of the classification of certain businesses as discontinued operations as discussed in Note 3, the Company has recast the presentation of the results of such businesses for all periods as compared to the presentation in the respective quarterly report as filed on Form 10-Q for fiscal 2010. In fiscal year 2009, this resulted in (i) a reduction in revenues of $44,528 in the first quarter, $23,611 in the second quarter, $21,328 in the third quarter and $44,366 in the fourth quarter; (ii) a reduction in operating expenses of $42,687 in the first quarter, $22,324 in the second quarter, $22,334 in the third quarter and $52,544 in the fourth quarter; (iii) a decrease in income from operations of $1,841 in the first quarter, a decrease of $1,287 in the second quarter, an increase of $1,006 in the third quarter and a increase of $8,178 in the fourth quarter; (iv) an increase in loss from continuing operations, net of taxes of $623 in the first quarter, a decrease in income of $623 in the second quarter, an increase in income of $477 in the third quarter and a decrease in loss of $8,686 in the fourth quarter; and (v) an increase in income from discontinued operations, net of taxes of $623 in the first quarter, an increase in income of $623 in the second quarter and a decrease in income of $477 in the third quarter and a decrease in income of $8,686 in the fourth quarter.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial information concerning the Company’s operations by each of the reportable segments as of and for the years ended September 30 are as follows:

	Year Ended September 30,
	2010	2009	2008

Net revenue:
Hospital Division	$430,625	$402,671	$395,626
MedCath Partners Division	11,440	16,645	18,070
Corporate and other	431	417	459

Consolidated totals	$442,496	$419,733	$414,155

(Loss) income from operations(*):
Hospital Division	$(53,470)	$(39,891)	$64,387
MedCath Partners Division	(1,536)	7,203	(361)
Corporate and other	(13,962)	(8,782)	(30,452)

Consolidated totals	$(68,968)	$(41,470)	$33,574

Depreciation and amortization:
Hospital Division	$23,084	$18,350	$16,939
MedCath Partners Division	3,186	4,708	4,066
Corporate and other	657	651	741

Consolidated totals	$26,927	$23,709	$21,746

Interest expense (income) including intercompany, net:
Hospital Division	$15,964	$14,132	$16,927
MedCath Partners Division	14	(5)	—
Corporate and other	(11,586)	(10,599)	(7,591)

Consolidated totals	$4,392	$3,528	$9,336

Equity in net earnings of unconsolidated affiliates:
Hospital Division	$5,143	$5,045	$5,502
MedCath Partners Division	1,969	3,785	2,157
Corporate and other	155	227	232

Consolidated totals	$7,267	$9,057	$7,891

Capital expenditures:
Hospital Division	$15,371	$82,995	$70,079
MedCath Partners Division	209	—	1,890
Corporate and other	788	4,755	3,891

Consolidated totals	$16,368	$87,750	$75,860

(*)	Included in (loss) income from operations for fiscal 2010 are impairment charges of $63.6 million, $0.9 million and $2.3 million in the Hospital Division, MedCath Partners Division and Corporate and other, respectively. Included in (loss) income from operations for fiscal 2009 is an impairment charge of $51.5 million in the Hospital Division as discussed in Note 4.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2010	2009

Aggregate identifiable assets:
Hospital Division	$414,656	$517,849
MedCath Partners Division	20,210	27,205
Corporate and other	59,672	45,394

Consolidated totals	$494,538	$590,448

Investments in affiliates:
Hospital Division	$508	$2,834
MedCath Partners Division	8,382	11,075
Corporate and other	100	146

Consolidated totals	$8,990	$14,055

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

The Hospital Division assets include $115.2 million and $126.4 million of assets related to discontinued operations as of September 30, 2010 and 2009, respectively. The MedCath Partners Division assets included $1.5 million and $20.8 million of assets related to discontinued operations as of September 30, 2010 and 2009, respectively.

21.	Treasury Stock

During fiscal 2007, the board of directors approved a stock repurchase program of up to $59.0 million. During fiscal 2008 1,885,461 million shares of common stock, with a total cost of $44.4 million, were repurchased by the Company under this program. There were no repurchases of common stock during fiscal 2010 and 2009.

22.	Supplemental Cash Flow Disclosures

Supplemental disclosures of cash flow information for the years ended September 30, 2010, 2009 and 2008 are presented below.

	Year Ended September 30,
	2010	2009	2008

Supplemental disclosure of cash flow information:
Interest paid	$3,526	$7,499	$11,682
Income taxes paid	$634	$6,212	$26,777
Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$5,318	$4,186	$1,324
Accrued capital expenditures	$3,847	$7,826	$15,229
Subsidiary stock issued in exchange for services at fair market value	$185	$—	$—

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Subsequent Events

As further discussed in Note 4, the Company disposed of i) its interest in AzHH on October 1, 2010; ii) its interest in a subsidiary that provides consulting services in October 2010; and iii) its interest in HHA on November 1, 2010. Such entities met the requirements under GAAP to be presented as discontinued operations as of September 30, 2010.

In connection with the sale of HHA, $34.8 million of third party long-term debt was repaid with the proceeds along with an $11.1 million prepayment penalty.

In addition to the above dispositions, the Company sold its minority equity interest in Southwest Arizona Heart and Vascular Center, LLC for $7.0 million on November 1, 2010 and its minority equity interest in Avera Heart Hospital of South Dakota on October 1, 2010 for $20.0 million.

The Company entered into a definitive agreement in November 2010 to dispose of its interest in TexSan Heart Hospital. This transaction is expected to close in the second fiscal quarter of 2011, which ends March 31, subject to regulatory approval and customary closing conditions. The entity did not meet the requirements under GAAP to be presented as a discontinued operation as of September 30, 2010, therefore, its operations are included in the current operations of the Company in this annual report. However, commencing with the first quarter of 2011, TexSan Heart Hospital will be classified as a discontinued operation in the Company’s filings.

The Company has entered into transition services agreements with the buyers of its sold assets that extend into fiscal 2011. Additionally, subsequent to September 30, 2010, the Company entered into a Managed Services Agreement with McKesson Technologies, Inc. (McKesson) whereby McKesson would employ the majority of the Company’s information technology employees effective November 1, 2010.

During December 2010, the Company exercised its call right with one of its hospitals under a Put/Call Agreement. The Put/Call Agreement permits the Company to call the minority equity equal to the net amount of the minority equity holders unreturned capital contributions adjusted upward for any proportionate share of additional proceeds upon a disposition of the hospital. The call right is in effect for up to one year upon notice of the Company’s intent to exercise its call right.

INDEPENDENT AUDITORS’ REPORT

To Heart Hospital of South Dakota, LLC:

We have audited the accompanying balance sheets of Heart Hospital of South Dakota, LLC (the Company) as of September 30, 2010, 2009 and 2008, and the related statements of income, members’ capital, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 14, 2010

HEART HOSPITAL OF SOUTH DAKOTA, LLC

BALANCE SHEETS
(In thousands)

	September 30,
	2010	2009

Current assets:
Cash	$15,890	$14,202
Accounts receivable, net	5,482	5,918
Medical supplies	1,124	1,211
Prepaid expenses and other current assets	1,060	1,429

Total current assets	23,556	22,760
Property and equipment, net	34,584	33,769
Other assets	466	901

Total assets	$58,606	$57,430

Current liabilities:
Accounts payable	$1,472	$1,910
Accrued compensation and benefits	2,828	2,543
Accrued property taxes	698	690
Other accrued liabilities	1,001	1,153
Current portion of long-term debt	3,126	2,064

Total current liabilities	9,125	8,360
Long-term debt	21,103	19,390
Other long-term obligations	2,189	2,250

Total liabilities	32,417	30,000
Members’ capital	26,189	27,430

Total liabilities and members’ capital	$58,606	$57,430

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF INCOME
(In thousands)

	Year Ended September 30,
	2010	2009	2008

Net revenue	$65,556	$66,962	$67,041
Operating expenses:
Personnel expense	20,360	21,707	22,308
Medical supplies expense	14,939	15,047	14,627
Bad debt expense	2,144	2,457	1,036
Other operating expenses	10,511	9,721	9,365
Depreciation	3,196	2,615	2,139
Loss on disposal of property, equipment and other assets	22	10	140

Total operating expenses	51,172	51,557	49,615

Income from operations	14,384	15,405	17,426
Other income (expenses):
Interest expense	(1,306)	(1,322)	(1,441)
Interest and other income, net	165	159	453

Total other expenses, net	(1,141)	(1,163)	(988)

Net income	$13,243	$14,242	$16,438

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF MEMBERS’ CAPITAL
(In thousands)

				Accumulated Other
	Sioux Falls			Comprehensive Income (Loss)
	Hospital	North Central		Sioux Falls	North Central
	Management,	Heart Institute	Avera	Hospital	Heart Institute	Avera
	Inc.	Holdings, PLLC	McKennan	Management, Inc.	Holdings, PLLC	McKennan	Total

Balance, September 30, 2007	$8,950	$8,949	$8,950	$(94)	$(94)	$(94)	$26,567
Distributions to members	(4,254)	(4,253)	(4,253)	—	—	—	(12,760)
Comprehensive income:
Net income	5,480	5,479	5,479	—	—	—	16,438
Change in fair value of interest rate swap	—	—	—	(194)	(194)	(193)	(581)

Total comprehensive income							15,857

Balance, September 30, 2008	$10,176	$10,175	$10,176	$(288)	$(288)	$(287)	$29,664
Distributions to members	(5,189)	(5,189)	(5,189)	—	—	—	(15,567)
Comprehensive income:
Net income	4,747	4,748	4,747	—	—	—	14,242
Change in fair value of interest rate swap	—	—	—	(303)	(303)	(303)	(909)

Total comprehensive income							13,333

Balance, September 30, 2009	$9,734	$9,734	$9,734	$(591)	$(591)	$(590)	$27,430
Distributions to members	(4,689)	(4,689)	(4,689)	—	—	—	(14,067)
Comprehensive income:
Net income	4,415	4,414	4,414	—	—	—	13,243
Change in fair value of interest rate swap	—	—	—	(139)	(139)	(139)	(417)

Total comprehensive income							12,826

Balance, September 30, 2010	$9,460	$9,459	$9,459	$(730)	$(730)	$(729)	$26,189

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2010	2009	2008

Net income	$13,243	$14,242	$16,438
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	2,144	2,457	1,036
Depreciation	3,196	2,615	2,139
Amortization of loan acquisition costs	39	39	39
Loss on disposal of property, equipment and other assets	22	10	140
Change in assets and liabilities that relate to operations:
Accounts receivable	(1,708)	(1,294)	(909)
Medical supplies	87	(9)	(90)
Prepaid expenses and other assets	(182)	856	(87)
Accounts payable and accrued liabilities	219	(1,830)	117

Net cash provided by operating activities	17,060	17,086	18,823
Investing activities:
Purchases of property and equipment	(4,085)	(3,613)	(2,112)
Proceeds from sale of property and equipment	5	6	18

Net cash used in investing activities	(4,080)	(3,607)	(2,094)
Financing activities:
Proceeds from issuance of long-term debt	5,455	1,780	—
Repayments of long-term debt	(2,680)	(2,032)	(1,586)
Distributions to members	(14,067)	(15,567)	(12,760)

Net cash used in financing activities	(11,292)	(15,819)	(14,346)

Net change in cash	1,688	(2,340)	2,383
Cash:
Beginning of year	14,202	16,542	14,159

End of year	$15,890	$14,202	$16,542

Supplemental cash flow disclosures:
Interest paid	$1,306	$1,322	$1,441

See notes to financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Heart Hospital of South Dakota, LLC, doing business as Avera Heart Hospital of South Dakota, (the “Company”) is a North Carolina limited liability company that was formed on June 18, 1999 to develop, own, and operate an acute-care hospital located in South Dakota, specializing in all aspects of cardiology and cardiovascular surgery. The hospital commenced operations on March 20, 2001. At September 30, 2010 and 2009, Sioux Falls Hospital Management, Inc., North Central Heart Institute Holdings, PLLC, and Avera McKennan each held a 33 1/3 % interest in the Company. See Note 9 for information relative to the subsequent sale of Sioux Falls Hospital Management, Inc.’s interest, which was effective on October 1, 2010.

Sioux Falls Hospital Management, Inc., an indirectly wholly owned subsidiary of MedCath Corporation (“MedCath”), acted as the managing member in accordance with the Company’s operating agreement through October 1, 2010 (see Note 9). The Company will cease to exist on December 31, 2060, unless the members elect earlier dissolution. The termination date may be extended for up to an additional 40 years in five-year increments at the election of the Company’s board of directors.

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

Fair Value of Financial Instruments — The Company considers the carrying amounts of significant classes of financial instruments on the balance sheets to be reasonable estimates of fair value at September 30, 2010 and 2009.

Cash — Cash consists of currency on hand and demand deposits with financial institutions.

Concentrations of Credit Risk — The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third-party payors, including Medicare, Medicaid, and commercial insurance carriers. The following table summarizes the percentage of net realizable accounts receivable from all payors at September 30:

	2010	2009

Medicare and Medicaid	38%	42%
Commercial and Other	53%	51%
Self-pay	9%	7%

	100%	100%

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

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. Retirements, sales and disposals of assets are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in income from operations.

Long-Lived Assets — Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition are less than their carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. No impairment charges of long-lived assets were necessary for the years ended September 30, 2010 and 2009.

Other Assets — Other assets include of loan acquisition costs, which are costs associated with obtaining long-term financing (“Loan Costs”). Loan Costs, net of accumulated amortization, were $0.2 million as of September 30, 2010 and 2009. The Loan Costs are being amortized using the straight-line method, which approximates the effective interest method, as a component of interest expense over the life of the debt. Amortization expense recognized for Loan Costs totaled $39,000 for the years ended September 30, 2010, 2009 and 2008. At September 30, 2009, other assets also included the long-term portion of the asset relating to the benefit for future physician services of $0.5 million. This balance is now classified as current based on the related physician agreement.

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

The Company continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of its programs. Final settlements under some of these programs are subject to adjustment based on audit by third parties, which can take several years to determine. From a procedural standpoint, the Company subsequently adjusts those settlements as new information is obtained from audits or review by the fiscal intermediary, and, if the result of the of the fiscal intermediary audit or review impacts other unsettled and open costs reports, then the Company recognizes the impact of those adjustments. The Company cannot predict at this time what impact the future audits by such third parties will have on the Company.

A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 48%, 51% and 53%, respectively, of

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s net revenue during the years ended September 30, 2010, 2009 and 2008. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, a hospital is paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a Medicare severity diagnosis-related group (“MS-DRG”). Based upon the patient’s condition and treatment during the relevant inpatient stay, each MS-DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The MS-DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. MS-DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, MS-DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.

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

The Company provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Any discounts provided to these patients are recorded as a reduction to gross patient revenue. During the years ended September 30, 2010, 2009 and 2008, the Company provided charity care of $0.2 million, $0.5 million and $0.1 million, respectively.

Advertising — Advertising costs are expensed as incurred. During the years ended September 30, 2010 and 2009, the Company incurred $0.5 million and for the year ended September 30, 2008 , the Company incurred $0.3 million of advertising expenses.

Income Taxes — The Company has elected to be treated as a limited liability company for federal and state income tax purposes. As such, all taxable income or loss of the Company is included in the income tax returns of the respective members. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

Members’ Share of Net Income and Loss — In accordance with the membership agreement, net income and loss are first allocated to the members based on their respective ownership percentages. If the cumulative losses of the Company exceed its initial capitalization and committed capital obligations of its members, Sioux Falls Hospital Management, Inc., the Company’s managing member, will recognize a disproportionate share of the Company’s losses that otherwise would be allocated to all of its members on a pro rata basis. In such cases, Sioux Falls Hospital Management, Inc. will recognize a disproportionate share of the Company’s future profits to the extent it has previously recognized a disproportionate share of the Company’s losses.

Subsequent Events — In connection with preparation of the financial statements for the year ended September 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosures through December 14, 2010, the date these financial statements were issued. See Note 9.

New Accounting Pronouncements — In August 2010, the FASB issued Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided in this ASU is effective as of the beginning of the first fiscal year beginning after December 15, 2010, fiscal 2012 for the Company. The Company is evaluating the potential impacts the adoption of this ASU will have on our financial statements.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2010, the FASB issued ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to identify such costs. The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2010, fiscal 2012 for the Company. The adoption of this ASU is not expected to have any impact on our financial position or results of operations.

In December 2010, the FASB approved the issuance of an ASU whereby a health care entity is required to present the provision for bad debts as a component of net revenues within the revenue section of the statement of operations. However, on December 8, 2010, due to implementation and operational concerns, the FASB decided to re-expose the issue for a 60-day comment period. As currently drafted, a health care entity is required to disclose the following by major payor sources of revenue:

a. Its policy for considering collectability in the timing and amount of revenue and bad debt recognized

b.	Patient service revenue (net of contractual allowances and discounts) before any provision for bad debts

c.	A tabular reconciliation, describing the material activity in the allowance for doubtful accounts for the period.

Public entities will be required to provide the new disclosures and statement of operations presentation in fiscal years beginning after December 15, 2010, and interim periods within those years, with early adoption permitted. Nonpublic entities will be required to provide the new disclosures and statement of operations presentation in fiscal years beginning after December 15, 2011, with early adoption permitted. The requirement to report the provision for bad debts as a component of net revenue will be applied retrospectively for all periods presented, while the new disclosure requirements will be applied prospectively. The Company is evaluating the potential impacts the adoption of this ASU will have on our financial statements.

Market Risk — The Company’s policy for managing risk related to its exposure to variability in interest rates, commodity prices, and other relevant market rates and prices includes consideration of entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate its risks. In addition, the Company may be required to hedge some or all of its market risk exposure, especially to interest rates, by creditors who provide debt funding to the Company. The Company recognizes derivatives and measures those instruments at fair value.

3.	Accounts Receivable

Accounts receivable, net, at September 30 is as follows:

	2010	2009

Receivables, principally from patients and third-party payors	$7,055	$7,213
Other receivables	112	86

	7,167	7,299
Allowance for doubtful accounts	(1,685)	(1,381)

Accounts receivable, net	$5,482	$5,918

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for the allowance for doubtful accounts for the years ended September 30 is as follows:

	2010	2009

Balance, beginning of year	$1,381	$764
Bad debt expense	2,144	2,457
Write-offs, net of recoveries	(1,840)	(1,840)

Balance, end of year	$1,685	$1,381

4.	Property and Equipment

Property and equipment, net, at September 30 is as follows:

	2010	2009

Land and improvements	$1,384	$1,384
Buildings and improvements	32,233	32,161
Equipment and software	23,737	23,007
Construction in progress	224	—

	57,578	56,552
Less accumulated depreciation	(22,994)	(22,783)

	$34,584	$33,769

5.	Long-Term Debt

Long-term debt at September 30 is as follows:

	2010	2009

Bank mortgage loan	$17,694	$19,200

Equipment loans	6,535	2,254
	24,229	21,454
Less current portion	(3,126)	(2,064)

	$21,103	$19,390

Bank Mortgage Loan — The Company’s bank mortgage loan used to finance its building and land, was refinanced during February 2006 to extend its maturity date through December 2015 with an interest rate of the LIBOR rate plus an applicable margin of 1.25%. At September 30, 2010 and 2009, the interest rate on this loan was 1.56%.

During the year ended September 30, 2006 the Company entered into an interest rate swap (the “Swap”), to fix the LIBOR at 5.21% for approximately 80% of the bank mortgage loan’s outstanding balance. The Company accounts for the Swap as a cash flow hedge against changes in interest rates, and therefore the underlying liability reflected in these disclosures is not measured at fair value. At September 30, 2010 and 2009, the Company’s effective interest rate on the notional amount of the Swap is 5.58% and 5.76%, effectively. During fiscal 2010 and 2009, the Company recognized interest expense based upon the fixed interest rate provided under the Swap, while the change in the fair value of the Swap is recorded as other comprehensive income (loss) and as an adjustment to the derivative liability in the balance sheets. The derivative liability was $2.2 million and $1.8 million at September 30, 2010 and 2009, respectively, and is included in other long-term obligations on the balance sheets. Future changes in the fair value of the Swap will be recorded based upon the variability in the market interest rates until maturity in December 2015.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The bank mortgage loan agreement contains certain restrictive covenants, which require the maintenance of specific financial ratios and amounts. The Company was in compliance with these restrictive covenants at September 30, 2010.

Notes Payable to Equipment Lenders — The Company has acquired equipment under equipment loans collateralized by the related equipment, which had a net book value of approximately $6.3 million and $2.2 million at September 30, 2010 and 2009, respectively. The Company has acquired equipment under the following notes:

Date of Acquisition	Amount

June 2010	$1,432
March 2010	1,629
October 2009	2,394
October 2008	1,779
January 2008	785
September 2007	348

Amounts borrowed under these notes are payable in monthly installments of principal and interest over five-year terms. The notes have annual fixed rates of interest ranging from 3.7% to 6.4%.

The Company also had a $2.5 million working capital line of credit that was provided by the real estate lender, and was subject to the interest rate, covenants, guarantee and collateral of the real estate loan which was to expire in December 2008. During fiscal 2009 it was extended to December 2010 and during October 2010 it was extended to December 2012. No amounts were outstanding under this line of credit at September 30, 2010 or 2009.

Future maturities of long-term debt, as of September 30, 2010, are as follows:

Fiscal Year:
2011	$3,126
2012	3,200
2013	3,074
2014	2,703
2015	1,961
Thereafter	10,165

$24,229

6.	Commitments and Contingencies

Operating Leases  — The Company leases certain medical equipment under noncancelable operating leases. Total rent expense under these operating leases was $94,000 during the year ended September 30, 2010 and is included in other operating expenses. There was no rent expense for noncancelable operating leases during the year ended September 30, 2009. Approximate future minimum payments are $94,000 for fiscal 2011 and nothing thereafter.

Commitments — The Company provides guarantees to certain non-investor physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients. These guarantees extend for the duration of the underlying service agreements and the maximum potential future payments that the Company could be required to make under these guarantees was approximately $1.3 million through March 2011 as of September 30, 2010. At September 30, 2010 the Company has recorded a liability of $0.5 million for the fair value of these guarantees, which is in other accrued liabilities. Additionally, the Company has recorded an asset of $0.5 million representing the future services to be provided by the physicians, which is in prepaid expenses and other current assets.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies — Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation and may be modified. The Company believes that it is in compliance with such laws and regulations and it is not aware of any investigations involving allegations of potential wrongdoing. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including substantial fines and criminal penalties, as well as repayment of previously billed and collected revenue from patient services and exclusion from the Medicare and Medicaid programs. Medicare and Medicaid cost reports have been audited by the fiscal intermediary through September 30, 2008 and September 30, 2007, respectively.

In March 2010, the DOJ issued a civil investigative demand (“CID”) pursuant to the federal False Claims Act to one of MedCath’s affiliated hospitals. The CID requested information regarding Medicare claims submitted by that hospital in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2002 to the present.

On September 17, 2010, MedCath received a letter from the DOJ advising that an investigation is being conducted to determine whether certain of its hospitals, including the Company, have submitted claims excluded from coverage. The period of time covered by the investigation is 2003 to the present. The letter states that the DOJ’s data indicates that many of MedCath’s hospitals have claims for the implantation of ICD’s which were not medically indicated and/or otherwise violated Medicare payment policy. The Company understands that the DOJ has submitted similar requests to many other hospitals and hospital systems across the country as well as to the ICD manufacturers themselves. MedCath is fully cooperating with the government in this investigation; to date, the DOJ has not asserted any claim against the Company specifically. Because MedCath is in the early stages of this investigation, the Company is unable to evaluate the outcome of this investigation.

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

MedCath provides working capital to the Company under a revolving credit note with a maximum borrowing limit of $12.0 million. The loan is collateralized by the Company’s accounts receivable from patient services. There are no amounts outstanding under the working capital loan as of September 30, 2010 and 2009. No interest was paid in fiscal 2010, 2009 or 2008 because the working capital loan was paid off monthly.

MedCath allocated corporate expenses to the Company for costs in the following categories, which are included in operating expenses in the statements of income, during the years ended September 30:

	2010	2009	2008

Management fees	$1,318	$1,330	$1,349
Hospital employee group insurance	4,196	4,674	4,621
Other	446	104	81

	$5,960	$6,108	$6,051

The other category above consists primarily of support services provided by MedCath and consolidated purchased services paid for by MedCath for which it receives reimbursement at cost in lieu of the Company’s incurring these services directly. Support services include but are not limited to training, treasury, and development.

HEART HOSPITAL OF SOUTH DAKOTA, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated purchased services include but are not limited to insurance coverage, professional services, software maintenance and licenses purchased by MedCath under its consolidated purchasing programs and agreements with third-party vendors for the direct benefit of the Company. At September 30, 2010 and 2009, $0.4 million and $30,000, respectively, was due for these allocated expenses and is included in other accrued liabilities.

The Company pays Avera McKennan and North Central Heart Institute Holdings, PLLC for various services, including labor, supplies and equipment purchases. The amounts paid during the years ended September 30, were as follows:

	2010	2009	2008

Avera McKennan	$937	$1,023	$999
North Central Heart Institute Holdings	923	391	546

Total	$1,860	$1,414	$1,545

8.	Employee Benefit Plan

The Company participates in MedCath’s defined contribution retirement savings plan (the “401(k) Plan”), which covers all employees. The 401(k) Plan allows eligible employees to contribute from 1% to 50% of their annual compensation on a pretax basis. The Company, at its discretion, may make an annual contribution of up to 40% of an employee’s pretax contribution, up to a maximum of 6% of compensation. The Company’s contributions to the 401(k) Plan were $0.3 million during the years ended September 30, 2010, 2009 and 2008.

9.	Subsequent Events

On October 1, 2010, Sioux Falls Hospital Management, Inc. sold its interest in the Company to Avera McKennan, which then became a 66 2/3% owner of the Company. In conjunction with this transaction, Sioux Falls Hospital Management, Inc. resigned as managing member of the Company and the Company and MedCath entered into a transitional services agreement whereby MedCath would continue to provide certain management services to the Company through July 31, 2011. In conjunction with the management services agreement, MedCath also remitted $1.23 million for the assumption on October 1, 2010 of employee health insurance claims which had previously been the responsibility of MedCath. MedCath remitted this amount to the Company on September 30, 2010. The Company recorded liabilities of approximately $0.6 million as of September 30, 2010 relative to this payment and the remaining $0.6 million was recorded as a reduction of other operating expense for the year ending September 30, 2010. The Company’s 401(k) Plan was transferred into a new plan as a result of the sale with no impact to plan participants.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s internal control over financial reporting was effective as of September 30, 2010 based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MedCath Corporation
Charlotte, North Carolina

We have audited the internal control over financial reporting of MedCath Corporation and subsidiaries (the “Company”) as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated December 14, 2010 expressed an unqualified opinion on those financial statements (such report expresses an unqualified opinion and includes an explanatory paragraph regarding the change in accounting for non-controlling interests effective October 1, 2009).

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 14, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to directors is incorporated by reference to information provided under the headings “Election of Directors,” “Corporate Governance,” “Other Matters-Section 16(a) Beneficial Ownership Compliance”, “Accounting and Audit Matters-Audit Committee Financial Expert”, “Executive Compensation and Other Information”, and elsewhere in the Company’s proxy statement to be filed hereafter in connection with the Annual Meeting of Stockholders in 2011.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to information provided under the headings “Executive Compensation and Other Information” and “Corporate Governance-Compensation of Directors” and elsewhere in the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Information-Equity Compensation Plan Information” and elsewhere in the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to information provided under the heading “Certain Transactions” and elsewhere in the 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to information provided under the heading “Accounting and Audit Matters” and elsewhere in the 2011 Proxy Statement.

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

(3) The following list of exhibits includes both exhibits submitted with this report and those incorporated by reference to other filings:

Exhibit
No.		Description

2.1	—	Asset Purchase Agreement By and Between Heart Hospital of DTO, LLC and Good Samaritan Hospital(14)
2.2	—	Assignment and Assumption Agreement by and between MedCath Partners, LLC, Cape Cod Cardiac Cath, Inc., Cape Cod Hospital, and Cape Cod Cardiology Services, LLC.(15)
2.3	—	Asset Purchase Agreement by and among Sun City Cardiac Center Associates, Sun City Cardiac Center, Inc., MedCath Partners, LLC, MedCath Incorporated, and Banner Health(17)
2.4	—	Asset Purchase Agreement made and entered into as of August 6, 2010 by and between VHS Of Phoenix, Inc., dba Phoenix Baptist Hospital, and Arizona Heart Hospital, LLC

Exhibit
No.		Description

2.5	—	Equity Purchase Agreement by and between Avera McKennan as Buyer and SFHM, Inc. as Seller dated as of August 27, 2010(19)
2.6	—	Asset Purchase Agreement made and entered into as of February 16, 2010 by and between St. David’s Healthcare Partnership, L.P., LLP, and Heart Hospital IV, L.P.(20)
3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation(1)
3.2	—	Amended and Restated Bylaws of MedCath Corporation
4.1	—	Specimen common stock certificate(1)
4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)
4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)
4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P. and the several stockholders parties thereto (the Registration Rights Agreement)(1)
4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)
4.6	—	Amended and Restated Credit Agreement, dated as of November 10, 2008, among MedCath Corporation, as a parent guarantor, MedCath Holdings Corp., as the borrower, certain of the subsidiaries of MedCath Corporation party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time.(13)
4.7	—	Collateral Agreement, dated as of July 7, 2004, by and among MedCath Corporation, MedCath Holdings Corp., the Subsidiary Guarantors, as identified on the signature pages thereto and any Additional Grantor (as defined therein) who may become party to the Collateral Agreement, in favor of Bank of America, N.A., as administrative agent for the ratable benefit of the banks and other financial institutions from time to time parties to the Credit Agreement, dated as of July 7, 2004, by and among the MedCath Corporation, MedCath Holdings Corp. and the lenders party thereto(7)
4.8	—	First Amendment dated as of August 13, 2010 to the Amended and Restated Credit Agreement dated as of November 10, 2008, among MedCath, MedCath Holdings Corp., as borrower, certain of the subsidiaries of MedCath party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time(18)
10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(5)
10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(5)
10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(5)
10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)
10.5	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(5)
10.6	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(5)
10.7	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)
10.8	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(5)
10.9	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(5)
10.10	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(5)
10.11	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)
10.12	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)

Exhibit
No.			Description

10.13		—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)
10.14		—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(5)
10.15		—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(5)
10.16		—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the Dayton Operating Agreement)(6)(5)
10.17		—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(5)
10.18		—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(5)
10.19		—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)
10.20		—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(5)
10.21		—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(5)
10.22		—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(5)
10.23		—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(5)
10.24		—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(5)
10.25		—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(5)
10.26		—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(5)
10.27		—	Put/Call Agreement dated as of August 20, 2010 by and among San Antonio Hospital Management, Inc., San Antonio Holdings, Inc., MedCath Incorporated, S.A.H.H. Hospital Management, LLC, and S.A.H.H. Investment Group, Ltd. and S.A.H.H. Management Company, LLC.
10.28		—	Operating Agreement of Doctors Community Hospital, LLC effective as of March 15, 2007
10.29		—	Call Agreement dated as of October 4, 2010 by and amount Hualapai Mountain Medical Center Management, Inc. and the undersigned Investor Members of Hualapai Mountain Medical Center, LLC.
10	.30*	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)
10	.31*	—	Outside Directors’ Stock Option Plan(1)
10	.32*	—	Amended and Restated Directors Option Plan(4)
10.33		—	Form of Heart Hospital Management Services Agreement(1)
10	.34*	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Joan McCanless(8)
10.35		—	Sample Agreement to Accelerate Vesting of Stock Options and Restrict Sale of Related Stock Effective September 30, 2005(8)
10.36		—	Guaranty made as of December 28, 2005 by MedCath Corporation and Harlingen Medical Center Limited Partnership in favor of HCPI Mortgage Corp.(9)
10	.37*	—	Employment agreement dated February 21, 2006, by and between MedCath Corporation and O. Edwin French(10)
10	.38*	—	MedCath Corporation 2006 Stock Option and Award Plan effective March 1, 2006(12)
10.39		—	Consulting agreement effective August 4, 2006 by and between MedCath Incorporated and SSB Solutions(11)
10	.40*	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Joan McCanless dated September 1, 2006(12)

Exhibit
No.			Description

10	.41*	—	First Amendment to the February 21, 2006 Employment Agreement by and between MedCath Corporation and O. Edwin French dated September 1, 2006(12)
10.42		—	Operating Agreement of HMC Management Company, LLC, effective as of June 29, 2007(5)
10.43		—	Amended and Restated Operating Agreement of Coastal Carolina Heart, LLC, effective as of July 1, 2007(5)
10.44		—	Amended and Restated Limited Partnership Agreement of Harlingen Medical Center, Limited Partnership, effective as of July 10, 2007(5)
10.45		—	Amended and Restated Operating Agreement of HMC Realty, LLC, effective as of July 10, 2007(5)
10	.46*	—	Amendment to Amended and Restated Outside Directors’ Stock Option Plan(14)
10	.47*	—	Employment Agreement dated June 23, 2008 by and between MedCath Corporation and David Bussone(16)
10	.48*	—	Employment, Confidentiality and Non-Compete Agreement by and between MedCath Incorporated and James A Parker (Effective Date February 18, 2001)
10	.49*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement (Effective Date February 18, 2001) dated August 14, 2009 by and between MedCath Corporation and James A. Parker(16)
21.1		—	List of Subsidiaries
23.1		—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2		—	Consent of Deloitte & Touche LLP, Independent Auditors
31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or agreement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-119170).

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 14, 2008.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed January 5, 2009

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 17, 2009

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 1, 2009

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 19, 2010

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 1, 2010

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

Name	Title	Date

/s/ O. Edwin French O. Edwin French	President and Chief Executive Officer (principal executive officer)	December 14, 2010

/s/ James A. Parker James A. Parker	Executive Vice President and Chief Financial Officer (principal financial officer)	December 14, 2010

/s/ Lora Ramsey Lora Ramsey	Vice President — Controller (principal accounting officer)	December 14, 2010

/s/ Pamela G. Bailey Pamela G. Bailey	Director	December 14, 2010

/s/ Woodrin Grossman Woodrin Grossman	Director	December 14, 2010

/s/ Robert S. Mccoy, Jr. Robert S. Mccoy, Jr.	Director	December 14, 2010

/s/ James A. Deal James A. Deal	Director	December 14, 2010

/s/ Jacque J. Sokolov, Md Jacque J. Sokolov, Md	Director	December 14, 2010

/s/ John T. Casey John T. Casey	Director	December 14, 2010