Form 10-K/A
period 2010-09-30
MEDCATH CORP
filed 2011-01-28
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

As of December 10, 2010 there were 20,469,305 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 31, 2010 was approximately $206.0 million (computed by reference to the closing sales price of such stock on the Nasdaq Global Select Market® on such date).

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (the “Original Filing”) of MedCath Corporation (the “Company,” “we” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 14, 2010. We are filing this Amendment to include information required by Part III that was not included in the Original Filing because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2010. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted and replaced by the reference above. No other changes have been made to the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and Item 15 of the Original Filing have been amended and restated in their entirety. This Amendment does not reflect events occurring after the filing of the Original Filing, does not update disclosures contained in the Original Filing, and does not modify or amend the Original Filing except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Board of Directors of the Registrant

Set forth below are the names of the persons who are directors of the Company as of September 30, 2010, their ages and respective business backgrounds. Each of the directors will hold office until the Company’s next annual meeting of stockholders or until his or her successor has been duly elected and qualified or his or her earlier resignation or removal.

Robert S. McCoy, Jr., 72, has been a director since October 2003. Prior to his retirement in August 2003, he served as vice chairman of Wachovia Corporation (“Wachovia”) and co-chaired the effort to integrate Wachovia and First Union Corporation after their merger in September 2001. Prior to the merger, he served as vice chairman and chief financial officer of Wachovia. Mr. McCoy had been with Wachovia since its 1991 acquisition of South Carolina National Corporation, where he served as president. Prior to that, he was a partner with Price Waterhouse (now PricewaterhouseCoopers). Mr. McCoy serves as a director of Krispy Kreme Doughnuts, Inc., a retailer and wholesaler of doughnuts and packaged sweets, and Web.com Group, Inc., a provider of website building tools and internet marketing. Mr. McCoy brings to Medcath extensive leadership, risk-management, and financial experience gained in his 50-year business experience as an accountant, chief financial officer of two public bank holding companies, and director of three public companies. Mr. McCoy’s experience in the financial services industry and roles involving integration, risk-management, finance, accounting matters, and preparation of financial statements serve as the foundation for Mr. McCoy’s contribution to the Board. Mr. McCoy’s financial and accounting expertise is invaluable in his roles on the Board and as the Chairman of Medcath’s Audit Committee. Mr. McCoy qualifies as an “audit committee financial expert” under SEC guidelines.

James A. Deal, 61, was named a director in August 2009. Mr. Deal has served as President and Chief Executive Officer of Hospice Compassus, a provider of hospice care, since July 2006. During 2006 Mr. Deal served as Chairman of INSPIRIS, Inspired Care for the Frail Elderly, and from November 2001 to December 2005, Mr. Deal served as Chairman and Chief Executive Officer of INSPIRIS. From September 1998 to June 2001, Mr. Deal served as President, Chief Executive Officer and a director of Center for Diagnostic Imaging, Inc., a national network of outpatient diagnostic imaging centers. Mr. Deal served as Executive Vice President of Healthways, Inc. from January 1991 to August 1998, and as President of Diabetes Treatment Centers of America, Inc. (now American Healthways Services, Inc.), a Healthways subsidiary, from 1985 to August 1998. Mr. Deal has served on the board of directors for AmSurg Corp. since 1992, chairing the audit committee since 1999, and previously spent three years on the board of the Pediatric Nursing Services of America. Mr. Deal earned a Master of Public Administration in Health Services Administration from the University of Arizona and a Bachelor of Business in Economics from Western Illinois University. Mr. Deal’s qualifications to serve on our board include over 30 years in the healthcare industry, including as a senior executive and Chief Executive Officer of multi-site healthcare services companies. He has executive experience in finance and accounting, management, operations and strategic planning.

Woodrin Grossman, 66, has been a director since April 2008. Mr. Grossman served as partner and health care practice leader of PricewaterhouseCoopers LLP, before retiring in June 2005 after 37 years with the firm. While with PricewaterhouseCoopers LLP, he also served as the audit partner for audits of Fortune 500 and other companies. Mr. Grossman later served as Senior Vice President-Strategy and Development of Odyssey HealthCare Inc. from January 2006 to December 2007. He currently serves on the board of Kinetic Concepts Inc. and IPC The Hospitalist Company, Inc. Mr. Grossman holds an MBA from the University of Pennsylvania’s Wharton School and a bachelor’s degree in economics from Moravian College. Mr. Grossman’s qualifications to serve on our board include his experience as a partner and practice leader at a large international public accounting firm providing auditing and consulting services to multi-state healthcare companies, his experience as a senior executive responsible for strategy and development for a public healthcare services company and his experience serving on the boards of directors of other public and private healthcare companies, together with his deep understanding of healthcare finance, accounting and auditing.

John T. Casey, 65, has served as Chairman of MedCath’s Board of Directors since September 2003 and as a director since May 2000. From September 3, 2003 to February 21, 2006 he also served as President and Chief

Executive Officer of MedCath. Mr. Casey continued to be employed by the Company through August 21, 2006, when he became non-executive Chairman of the Board. From 1997 to 1999, Mr. Casey served as chairman and chief executive officer of Physician Reliance Network, Inc., a publicly traded company that was, prior to its merger with US Oncology, Inc., the largest oncology practice management company in the United States. From 1995 to 1997, Mr. Casey was the chief executive officer of Intecare, LLC, a company formed for the purpose of developing joint venture partnerships with hospitals and integrated healthcare systems. From 1991 to 1995, he served as president and chief operating officer of American Medical International, which, at that time, was the third largest publicly held owner and operator of hospitals in the country. In 1995, American Medical merged with National Medical Enterprises to create Tenet Healthcare Corporation, where Mr. Casey served as vice-chairman until 1997. Mr. Casey served as a director of Eclipsys Corp (ECLP: Nasdaq) from 2008 until it was sold in September 2010. Mr. Casey’s qualifications to serve on our board include extensive executive experience leading major not-for-profit and for-profit provider type health service organizations for almost 40 years, and extensive experience serving as director of several publicly owned health service companies during the past 20 years, including membership/chairmanship of audit, compensation and nominating/governance committees of same companies.

O. Edwin French, 64, has been director and has served as MedCath’s President and Chief Executive Officer since February 2006. Mr. French served as MedCath’s Interim Chief Operating Officer from October 2005 to February 2006. Prior to joining MedCath, Mr. French served as president of the Acute Care Hospital Division of Universal Health Services, Inc. until his early retirement in 2005. From 2005 to January 2006, he served as president of French Healthcare Consulting, Inc., a consulting firm specializing in operations improvement and joint ventures. He also served as president and chief operating officer of Physician Reliance Network from 1997 to 2000, as senior vice president for healthcare companies of American Medical from 1992 to 1995, as executive vice president of Samaritan Health Systems of Phoenix “Samaritan” from 1990 to 1991 and as senior vice president of Methodist Health Systems, Inc. (Methodist) in Memphis from 1985 to 1991. Both Samaritan and Methodist are large not-for-profit hospital systems. Mr. French received his undergraduate degree in occupational education from Southern Illinois University. Mr. French’s qualifications to serve on our board include his substantial public-company senior executive experience in three publicly-traded health care companies and his experience in governance of not-for-profit health care organizations. Through his extensive consulting experience Mr. French advised and guided executive and senior management teams in organizational design and operations including for-profit and not-for-profit hospitals and hospital systems.

Pamela G. Bailey, 62, has been a director since April 2008. Mrs. Bailey currently serves as President and Chief Executive Officer of The Grocery Manufacturers Association (GMA), a Washington, D.C. based trade association. From April 2005 until January 2009, she was President and Chief Executive Officer of the Personal Care Products Council. Ms. Bailey served as President and Chief Executive Officer of the Advanced Medical Technology Association, the world’s largest association representing the medical technology industry, from June 1999 to April 2005. From 1970 to 1999, she served in the White House, the Department of Health and Human Services (“HHS”) and other public and private organizations with responsibilities for health care public policy. Mrs. Bailey also serves as a director of The National Food Laboratory, Inc., a wholly owned subsidiary of GMA and a provider of integrated concepts to commercialization services to food industry customers and serves as a director of Greatbatch, Inc. a developer and manufacturer of critical products used in medical devices for the cardiac rhythm management, neuromodulation, vascular, orthopedic and interventional radiology markets. Mrs. Bailey’s qualifications to serve on our board include over 30 years of health care public policy experience both in the public and private sectors. In addition, Mrs. Bailey has served as a Presidential appointee at HHS, in the White House for three US Presidents and as CEO of three health care trade associations, including as CEO of AdvaMed, the medical technology trade association, from 1999-2005.

Jacque J. Sokolov, 56, has been a director since March 2004. From 1987-1992, Dr. Sokolov served as the Vice President of Healthcare for Southern California Edison (NYSE:EIX). In 1992 Dr. Sokolov became CEO of Advanced Health Plans Inc. which was acquired in 1994 by Coastal Physicians Group Inc. From 1994-1997, Dr. Sokolov served as Chairman of the Board of the Board of Directors, Chairman of the Executive Committee, and Chairman of the Management Action Committee of Coastal Physician Group, Inc. (NYSE:ERDR), which later became PhyAmerica Physician Group, Inc. (NYSE:PHY). In 2002, PhyAmerica was party to the bankruptcy of NCFE (National Century Financial Enterprises) during which Dr. Sokolov served as Chairman of the Creditor Committee. Since 1998, he has served as the Chairman and Managing Partner of SSB Solutions, Inc. a national healthcare management, development and investment firm. Dr. Sokolov also serves as a director of Hospira, Inc. (NYSE:HSP). As a director of Hospira, he served as the founding Chairman of the Science, Technology and Quality Committee and a member of the Audit Committee. He currently serves as a member of the Compensation Committee, CEO Search Committee, and the Science, Technology and Quality Committee. Dr. Sokolov also serves as a director for the National Health Foundation, Phoenix Children’s Hospital, and White House Health Project. He previously served as a director of the American College of Medical Quality (ACMQ) and the National Business Group on Health (formerly WBGH). Dr. Sokolov’s qualifications to serve on our board include over 17 years of public company Board experience in three separate public companies including service in the following positions: Chairman of the Board, Chairman of the Executive Committee, Chairman of the Science, Technology and Quality Committee, and Chairman of the Quality and Compliance Committee. He is currently serving as the Chairman of our Quality and Compliance Committee and has been a member of that committee since 2004. Professionally, Dr. Sokolov has strong management experience in the healthcare field as a senior corporate officer and chairman/managing partner of a national healthcare management, development and investment firm. Over the years, Dr. Sokolov has worked extensively with physicians, physician organizations, hospitals/health systems, health plans, and pharmaceutical and medical device companies. This experience and his understanding of clinical/business models of healthcare make Dr. Sokolov well qualified to serve on the board.

Board of Director Committees

Bailey, Casey and McCoy currently serve as members of the compensation committee of the board of directors (the “compensation committee”). The compensation committee determines the amount and type of compensation paid to senior management, establishes and reviews general policies relating to compensation and benefits of employees, and administers the Company’s equity award plans. The compensation committee held four scheduled meetings and six additional meetings during fiscal 2010. The compensation committee does not operate pursuant to a written charter.

McCoy, Grossman and Deal currently serve as members of the audit committee of the board of directors (the “audit committee”). The audit committee oversees the accounting and financial reporting processes of the Company and independent audits of its financial statements. The audit committee held four scheduled quarterly meetings and eight additional meetings during fiscal 2010. The audit committee operates pursuant to a written charter, a copy of which was filed as Appendix A to our Proxy Statement filed January 29, 2010. We do not post board committee charters on our website.

Sokolov and Bailey currently serve as members of the compliance committee of the board of directors (the “compliance committee”). The compliance committee oversees the implementation of the Company’s compliance program, which seeks to ensure that the Company’s operations at all levels and are conducted in compliance with applicable federal and state laws regarding both public and private healthcare programs. The compliance committee held four meetings during fiscal 2010. The compliance committee does not operate pursuant to a written charter.

McCoy, Casey, and Grossman currently serve as members of the corporate governance and nominating committee of the board of directors (the “nominating committee”). The board of directors has delegated to the nominating committee the authority to nominate individuals for election to the board of directors and to consider nominations submitted by stockholders who comply with the notice procedures provided under the Company’s bylaws. The corporate governance and nominating committee held three meetings during fiscal 2010. The nominating committee operates pursuant to a written charter. We do not post board committee charters on our website.

Grossman, McCoy, Casey, Sokolov and Deal serve as members of the strategic options committee. Mr. Grossman serves as the chairman of this committee. The strategic options committee was formed by the Company’s Board of Directors during fiscal 2010 to oversee the Company’s strategic options process. The strategic options committee held nine meetings during fiscal 2010. The strategic options committee does not operate pursuant to a written charter.

Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of September 30, 2010. Our executive officers are appointed by and serve at the discretion of the Board of Directors of MedCath.

Name	Age	Position

O. Edwin French	64	President and Chief Executive Officer
James A. Parker	46	Executive Vice President and Chief Financial Officer
David Bussone	63	Executive Vice President and President, Operations Division
Joan McCanless	58	Senior Vice President and Chief Clinical and Compliance Officer
Paul Daniel Perritt	52	Senior Vice President, Hospital Operations

See “Board of Directors of the Registrant” for biographical information with respect to O. Edwin French.

James A. Parker was appointed Executive Vice President and Chief Financial Officer on September 22, 2009. Mr. Parker served as the Company’s Senior Vice President, Finance and Development and Interim Chief Financial Officer since June 2009. Mr. Parker was appointed Senior Vice President, Finance and Development in June 2009. Prior to that time, Mr. Parker served as the Company’s Interim Chief Financial Officer from January- June 2009 and as Vice President, Treasurer and Director of Investor Relations since joining MedCath in March 2001. Prior to MedCath, Mr. Parker served in various positions with Bank of America. His tenure at Bank of America began in 1987 and culminated in his position as a high yield bond research analyst with responsibility for coverage of the health care industry at Banc of America Securities. Mr. Parker received his bachelor’s degree from the University of Georgia and his Master’s of Business Administration from Wake Forest University’s Babcock School of Management.

David Bussone served as MedCath’s Executive Vice President and President Operations Division from August 2009 until December 2010. Mr. Bussone previously served as a senior vice president for Universal Health Services, Inc.’s (“UHS”) acute division, a division comprised of eleven acute care hospitals. Before joining UHS, Mr. Bussone led turnaround efforts at several facilities, which ranged from large, tertiary, teaching hospitals during his five years as senior vice president with Cambio Health Solutions in Brentwood, Tenn., to smaller, acute care facilities that he worked with as CEO of Apparo Healthcare, a consulting firm he founded to help hospitals and health systems improve their operations, finances and performance. Prior to that, Mr. Bussone spent three years as CEO of two Hospital Corporation of America (“HCA”) hospitals located in Florida. Mr. Bussone also served three years as the CEO of Tampa General Healthcare, a 1,050-bed teaching hospital.

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

Paul Daniel Perritt joined MedCath as Senior Vice President, Finance Hospital Operations in December 2009. Prior to joining MedCath, Mr. Perritt served as the Las Vegas Market CFO for HCA from 2005 until 2009. The Las Vegas market had four hospitals, including a children’s hospital, with over $1 billion in annual net revenue. Prior to serving in this position in Las Vegas, he was the senior vice president of finance at Riverside Community Hospital (an HCA hospital) which was a 320 bed tertiary hospital in California from 2000 to 2005. Prior to HCA, he served as CFO for several non-profit hospitals in California (Anaheim Memorial Hospital, an affiliate of Memorial Health System from 1996 to 2000 and Holy Cross Medical Center, an affiliate of Holy Cross Health System). Mr. Perritt received his bachelor’s degree from the University of Akron and his Master’s of Business Administration from Pepperdine University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and certain officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission, various reports as to ownership and change in ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, certain officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes in ownership of our capital stock during 2010 were timely filed with the Commission.

Code of Ethics for Directors and Financial Professionals

The board of directors has adopted a Code of Ethics for Directors and Financial Professionals (the “Ethics Code”) that meets the criteria for a code of ethics established by regulations promulgated by the SEC. The Ethics Code applies to each of the Company’s directors including its chairman, and its chief executive officer, chief operating officer, chief financial officer, principal accounting officer and controller, treasurer, hospital chief financial officers, and any other employee designated by the chief financial officer who has significant responsibility for preparing or overseeing the preparation of the Company’s financial statements and the other financial data included in the Company’s periodic reports to the SEC and in other public communications made by the Company. The Company will provide a copy of the Ethics Code upon request to any person without charge. Such requests should be submitted in writing to the Secretary of the Company at the Company’s principal executive offices. In the event of an amendment to or waiver from a provision of the Ethics Code, the Company intends to post such information on its website at www.medcath.com. The information on our website is not a part of this Annual Report on Form 10-K/A.

Audit Committee Financial Expert

The board of directors has determined Robert S. McCoy, Jr., the chairman of the audit committee, to be “independent” under the applicable NASDAQ listing standards and the rules and regulations promulgated by the SEC and an “audit committee financial expert” as defined by rules and regulations promulgated by the SEC.

Report of the Audit Committee

The following is the report of the audit committee of the board of directors with respect to the Company’s audited financial statements for the fiscal year ended September 30, 2010.

The audit committee is governed by the Amended and Restated Audit Committee Charter adopted by the Company’s board of directors, a copy of which was attached as Appendix A to the Company’s Proxy Statement filed on January 29, 2010. Each member of the audit committee qualifies as an “independent” director under the applicable listing standards of the NASDAQ and regulations promulgated by the SEC.

The audit committee has reviewed and discussed the Company’s audited financial statements with management. As a part of this oversight, the audit committee reviewed and discussed with management its assessment and report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, which was made using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. The audit committee also reviewed and discussed with Deloitte & Touche LLP its attestation report on the Company’s internal control over financial reporting. These reports are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The audit committee has also discussed with Deloitte & Touche LLP the matters required to be discussed by the Statement of Auditing Standards No. 61, Communication with Audit Committees, as amended and as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T. The audit committee has also received written disclosures and the letter from Deloitte & Touche LLP required by applicable requirements of the PCAOB regarding Deloitte & Touche LLP’s communications with the audit committee concerning independence and has discussed Deloitte & Touche LLP’s independence with representatives of Deloitte & Touche LLP.

Based upon the review and discussions referred to above, the audit committee recommended to the board of directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for filing with the Securities and Exchange Commission.

Respectfully submitted,
Robert S. McCoy, Chairman
Woodrin Grossman
James A. Deal

Item 11.	Executive Compensation

DIRECTOR COMPENSATION

Compensation of Directors

Directors are reimbursed for out-of-pocket expenses incurred to attend meetings of the board of directors and for meetings of any committees of the board of directors on which they serve. Non-employee directors receive an annual retainer to serve on the board of directors and a fee for each board and committee meeting attended. The chairman of the board of directors and each committee chairman receive an additional annual retainer.

The board of director and committee fees for fiscal 2010 are outlined below:

					Strategic
	Board of	Audit	Compensation	Compliance	Options	Governance
	Directors	Committee	Committee	Committee	Committee	Committee

Annual Retainer — Member	$30,000	$—	$—	$—		$—
Annual Retainer — Chairman	$50,000	$35,000	$35,000	$25,000	$180,000	$—
Meeting	$1,500	$1,500	$1,500	$1,500	$1,500	$1,500

The compensation committee reviews and makes recommendations to the Board regarding director compensation. The compensation committee may from time to time seek the input of an independent compensation consultant (although no consultant was used during fiscal year 2010) to determine director and executive compensation. During fiscal 2009 the Company compiled benchmark director compensation data using Equilar’s research database, an independent resource for benchmarking director compensation and analyzing CEO and executive pay trends. The Company also engaged Mercer Consulting to conduct independent market assessments and to make recommendations for compensation. The Company used peer group compensation information of publicly-traded companies to compile a report (the “Compensation Report”) so the compensation committee could benchmark total director cash and equity compensation levels (“Total Director Compensation”). See the section below entitled Peer Group Selection and Benchmarking for a detailed list of peer group companies recommended by Mercer. The Committee continues to believe that these companies represent an appropriate peer group and from time to time will examine publicly disclosed pay practices of these companies when evaluating proposed changes in the compensation.

The results of the Company’s Compensation Report indicated that the Total Director Compensation paid to the directors of the Company for fiscal 2010 was comparable to the Total Director Compensation paid to directors of the Benchmark Companies.

During fiscal 2010 the Company engaged Pearl Meyer, a leading executive compensation consulting firm, to review the appropriate compensation for the chairman of the newly formed strategic options committee. The compensation committee reviewed Pearl Meyer’s report to determine and approve the fiscal 2010 compensation for the chairman of the strategic options committee.

The Company grants restricted stock units (“RSU”) under the MedCath Corporation Amended and Restated Outside Directors’ Stock Option Plan to each non-employee director upon becoming a director and as of the Company’s annual shareholder meeting for each director who served as a director as of the first day of each fiscal year. The RSUs are granted at a fair value equal to the fair market value of the Company’s common stock at the date of grant, are fully vested at the date of grant, and are paid in shares of the Company’s common stock upon each director’s termination of service on the board. The table below reflects the amounts of fees earned or paid in cash and RSUs awarded to each non-employee director during the fiscal year ended September 30, 2010.

Director Compensation Table

	Fees Earned or Paid
	in Cash	Equity Awards		Total
Name	($)(1)	($)(2)		($)

Current Directors
Robert S. McCoy, Jr.	$143,000	$100,736	(3)	$243,736
James A. Deal	79,500	100,736	(3)	180,236
Woodrin Grossman	208,500	100,736	(3)	309,236
John T. Casey	129,500	100,736	(3)	230,236
Pamela G. Bailey	77,417	100,736	(3)	178,153
Jacque J. Sokolov, MD	82,417	100,736	(3)	183,153
Former Directors
Galen D. Powers(4)	59,250	100,736	(3)	159,986
Edward R. Casas(5)	57,500	—		57,500

(1)	The amounts shown in this column represent the aggregate amount of all fees earned or paid in cash for services as a director in fiscal year 2010.

(2)	Represents the dollar amount recognized for financial statement purposes with respect to the RSUs granted during fiscal 2010. See Note 16 to MedCath’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional details.

(3)	The grant date fair value of these awards was based on a grant of 12,800 RSUs and a closing price of $7.87 as of March 3, 2010 (the grant date) for the Company’s common stock.

(4)	Termination effective June 2010.

(5)	Termination effective February 2010.

Director Equity Awards

Nonemployee directors had the following equity awards outstanding as of September 30, 2010.

	Outstanding	Restricted
	Option Awards	Stock Units(1)

Robert S. McCoy, Jr.	10,500	26,500
James A. Deal	—	18,400
Woodrin Grossman	—	26,500
John T. Casey	—	26,500
Pamela G. Bailey	—	26,500
Jacque J. Sokolov, MD	10,500	26,500

(1)	Restricted stock units are fully vested at the date of grant and are paid in shares of common stock upon each applicable director’s termination of service on the board.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Company’s executive compensation program is administered by the compensation committee of the board of directors. The compensation committee has structured the Company’s compensation program with a view toward ensuring the financial strength of the Company and maximizing long-term stockholder value. The compensation program is designed to provide meaningful incentives for the attainment of specific objectives and rewards executive officers who make substantial contributions to the attainment of those objectives, and to link executive officer compensation with performance. The goal of the compensation committee is to establish compensation levels that will enable the Company to attract, motivate, reward, and retain qualified executives and provide compensation to executives that is externally competitive, internally equitable and performance based. Because total compensation under the program is reflective of Company and individual performance, compensation earned by some or all of our executive officers in a fiscal year may be above market for exceptional business performance. The program is designed to focus and direct the energies and efforts of key executives toward achieving specific Company, divisional, and strategic objectives. The program has three principal components: base salary, annual cash incentive compensation, and long-term equity incentive compensation. In addition, executive officers may elect to participate in the Company’s tax-deferred savings plan and other benefit plans generally available to all employees. The compensation committee typically reviews and adjusts executive officer compensation in the first fiscal quarter of each fiscal year.

Compensation Process, Peer Group Selection and Benchmarking

Compensation Process

General

Our Board has delegated to our compensation committee primary authority to determine executive compensation. The compensation committee seeks input on executive compensation from our Chief Executive Officer (except with respect to his own compensation) and from Mercer HR Consulting, an independent management and compensation consulting firm. As noted under “Compensation of Directors” above, the Company compiled a Compensation Report using Equilar’s research database, an independent resource for benchmarking executive pay trends, during fiscal 2009. The Company used peer group compensation information of publicly-traded companies to compile the Compensation Report so the compensation committee could benchmark total executive cash and equity compensation levels. The Committee continues to believe that these companies represent an appropriate peer group and from time to time will examine publicly disclosed pay practices of these companies when evaluating proposed changes in the compensation of our executives. See “Peer Group Selection and Benchmarking” section below.

The Company used the annual compensation comparative information compiled in the Compensation Report to develop recommendations regarding base salaries, annual cash incentive compensation and long-term equity incentive compensation (“Total Compensation”) for the Company’s executive officers (other than the Chief Executive Officer). These recommendations were discussed with and reviewed in detail by the chairman of the compensation committee before being presented to the entire compensation committee. Total Compensation for each of the executive officers (other than the Chief Executive Officer), for fiscal 2010 were subsequently considered and discussed in detail by the entire board of directors. Following this review with the entire board of directors, the compensation committee approved performance targets for incentive based compensation and other compensation for executive officers for fiscal 2010.

Chief Executive Officer (“CEO”)

Simultaneously with its discussion and review of other executive officer compensation, the compensation committee considered the analysis in the Compensation Report regarding Benchmark Companies chief executive officers and discussed the base salary, annual cash incentive compensation and long-term equity incentive compensation of our CEO, O. Edwin French. The compensation committee subsequently reviewed and discussed in detail its determinations with the full board of directors and, following that review, the compensation committee approved performance targets for incentive compensation and other compensation for Mr. French for the 2010 fiscal year.

Peer Group Selection and Benchmarking

To assist the compensation committee in assessing appropriate levels of compensation for all our executive officers, the Compensation Report contained compensation information that identified and analyzed compensation awarded to executive officers at a group of selected Benchmark Companies. The Benchmark Companies were the following:

•	AMN Health Care Services, Inc.

•	Concentra Operating Corporation

•	IASIS Health Care LLC

•	Lifepoint Hospitals, Inc.

•	Pediatrix Medical Group, Inc.

•	Psychiatric Solutions, Inc.

•	United Surgical Partners International

•	US Oncology, Inc.

•	Vanguard Health Systems, Inc.

Elements of Compensation and How Each Element is Chosen

Each of the components of compensation is discussed in more detail below. While considering each component of compensation, the compensation committee is relatively more focused on each executive officer’s Total Compensation, rather than the individual components that make up an individual officer’s Total Compensation.

Base Salaries

The initial base salaries for executive officers, including the Chief Executive Officer, were fixed pursuant to written employment agreements. Annual adjustments in the base salaries of all executive officers are determined by the compensation committee through a subjective review of the officer’s performance based upon the compensation process outlined above under the section entitled “Compensation Process.”

Changes in base salary impact target and actual annual incentive cash payouts as those are based on a percentage of base salary. Base salaries are generally set at the median of benchmark companies but may be impacted by exceptional performance.

The Chief Executive Officer and the compensation committee did not approve executive officer base salary increases for fiscal 2010 as a result of the fiscal 2009 operating performance.

Annual Incentive Compensation

To reward superior performance and contributions made by executive officers, the Company has established the Executive Bonus Plan (the “Bonus Plan”). The Bonus Plan awards annual cash bonuses if specific performance-based financial and operational goals are achieved. The specific performance-based financial and operational goals and the maximum amount of annual cash bonus for each executive officer are determined at the beginning of each fiscal year by the compensation committee. Subsequent to the end of the fiscal year, individual cash bonus awards are approved by the compensation committee based upon achievement of the performance-based financial and operational goals.

During November 2009, the compensation committee of the board of directors approved the terms of the Company’s fiscal 2010 Bonus Plan based on the Company’s full fiscal 2010 budget. The annual targeted bonus was established in each executive employment agreement at 75% of base salary for Mr. French and 50% of base salary for Messrs. Parker and Bussone and Ms. McCanless and 35% of base salary for Mr. Perritt. As a result of the Company’s March 2010 announcement that it had formed a strategic options committee to consider the sale either of the entire company or its assets, the compensation committee of the board of directors approved an incentive bonus plan for executive officers based on the Company’s fiscal 2010 budget for the period from April 2010 to September 2010 (the “stub period”). The stub period incentive bonus plan was approved to account for an updated stub period budget as a result of the reduction in operations, the anticipated sale of some of the Company’s assets and increased costs associated with the strategic options review. The annual targeted bonus potential for the executive officers was reduced by 50% since the stub period accounted for 50% of the original annual full 2010 budget. The Chief Executive Officer and the compensation committee had the discretion to increase or decrease each executive officer’s targeted bonus based on a subjective assessment of each executive officer’s individual contribution to the Company.

The primary performance-based financial and operational goal for which the executive officers are measured against is Adjusted EBITDAP. Adjusted EBITDAP is defined as the Company’s earnings before income tax, depreciation, interest, amortization and pre-opening expenses less net cash interest expense (“EBITDAP”), as further adjusted by the compensation committee for items, positive or negative, related to certain events that occurred during the fiscal year but per the compensation committee’s judgment were not directly attributable to the on-going management of the Company.

Adjusted EBITDAP thresholds are tiered as follows:

% of Adjusted EBITDAP	% Payout of
Target Achieved	Targeted Bonus

<90	0
90	50
95	75
100	100

Stretch bonuses are applicable to the CEO and CFO based on the following tiered thresholds:

% Adjusted EBITDAP	% Payout of
Target Achieved	Targeted Bonus

104	130
106	160
108	200

The stub period Targeted Adjusted EBITDAP was determined by the compensation committee to be $21.5 million for fiscal 2010. Actual Adjusted EBITDAP for the fiscal 2010 stub period was $22.1 million, resulting in the achievement of 102.8% of the Adjusted EBITDAP target. Based on this level of achievement, 100% of the targeted bonuses were available to the executive officers.

Actual Adjusted EBITDAP from April to September of fiscal 2010 (the stub period) was calculated as follows (in millions):

Actual EBITDAP(1)		$21.4
Adjustments to EBITDAP
Plus:
Equity in earnings of unconsolidated affiliates	$4.5
Strategic alternatives costs	4.2
Other non-recurring	0.6
Compensation expense from stock awards	0.6
Minus:
Non-controlling interest	(5.9)
Interest expense(2)	(3.3)
Total Adjustments to EBITDAP		0.7

Adjusted EBITDAP		$22.1

(1)	Includes operations still owned that are reported in discontinued operations at September 30, 2010.

The Chief Executive Officer and the compensation committee took the above into consideration in determining the total incentive compensation award to the executive officers. Mr. French and Mr. Perritt were awarded their targeted bonus. The compensation committee approved an additional 50% of the total targeted bonus for Mr. Parker and Ms. McCanless due to their contributions to the strategic options process including comprehensive due diligence support and the myriad of tasks and responsibilities associated with contributing to the closing of multiple transactions which the committee believed was beyond the normal expectations of their jobs. Mr. Bussone’s target bonus was reduced by 20% to account for the lower than anticipated operating results at certain of the

Company’s hospitals and to acknowledge that the attainment of the targeted Adjusted EBITDAP was largely due to cost reductions in divisions not managed by Mr. Bussone.

Award Granting Procedures

The Plan was established by the Company to attract and retain employees of outstanding competence and to encourage and enable such employees to obtain a financial interest in the Company. The Company has adopted the following policy as it relates to the awarding of equity awards under the Plan.

The Plan is administered by the compensation committee which has all of the powers necessary to enable it to properly carry out its duties under the Plan. The compensation committee has the power to construe and interpret the Plan. The compensation committee may appoint such agents, who need not be members of the compensation committee, as it may deem necessary for the effective performance of its duties, and may delegate to such agents such powers and duties as the compensation committee may deem expedient or appropriate that are not inconsistent with the intent of the Plan to the fullest extent permitted under the law. The decision of the compensation committee or any agent of the compensation committee upon all matters within the scope of its authority shall be final and conclusive on all persons.

Equity awards may be granted to any employee (designated as a participant under the terms and conditions of the Plans) by the compensation committee, in its sole discretion. The compensation committee determines which employees will be participants, the type of award to be made to each participant, and the terms, conditions, and limitations applicable to each award not inconsistent with the Plan. The compensation committee may grant awards singly, in tandem, or in combination with other awards, as the compensation committee may, in its sole discretion, determine.

The maximum number of shares of stock with respect to which awards may be granted to any employee during a fiscal year of the Company is 500,000 shares. Awards of stock options may include incentive stock options, non-qualified stock options, restricted stock or any combination thereof.

Grants of equity awards, of any type, to the Company’s Chief Executive Officer must be ratified by the independent members of the board of directors.

2010 Restricted Stock Awards

We believe that employee equity ownership provides executive officers with significant additional motivation to maximize value for our shareholders. Generally, the size of equity awards made pursuant to the Plan are determined in light of the relative responsibilities of the executive officer, his or her historical and/or expected contributions to the Company, as well as recruitment and retention considerations. Awards are taken into consideration when the compensation committee evaluates the total compensation for each executive officer and grants awards at its discretion. As a means to assist the compensation committee in their decisions regarding the number of, value of, and form of equity awards to be granted, the Company engaged Mercer, an independent compensation consultant, to perform a long-term incentive strategy review for fiscal 2009 and used this report as a guide for fiscal 2010 grants.

The restricted stock was granted to our executives during fiscal 2010 in the form of two grants. The first grant was comprised of restricted stock awards (“RSA”) that vest annually on December 31, over a three year period. The second grant is comprised of performance based restricted stock awards (“PSA”) that vest annually on December 31, over a three year period if certain performance conditions are met. Each PSA has an “Annual Performance Goal” or performance condition, which is satisfied annually if the Company achieves a 10% increase in its publicly reported diluted earnings per share, subject to adjustment by the compensation committee. Additionally, if the Annual Performance Goal is not met for a given year, the PSA may still vest based on a cumulative performance goal. The “Cumulative Performance Goal” shall be satisfied as of a fiscal year end if the Company achieves a 10% compounded annual increase in its publicly-reported diluted earnings per share, subject to adjustments by the compensation committee.

In determining whether the Company has achieved the Annual or Cumulative Performance Goals, the compensation committee shall have the discretion to exclude from the calculation of the Company’s diluted earnings per share the effect of (i) items presented as “extraordinary items” (or other comparable terms) in the Company’s audited financial statements, (ii) extraordinary, unusual or nonrecurring items of gain or loss, (iii) changes in tax or accounting laws or rules, and (iv) mergers, acquisitions, investments, divestitures, spin offs or significant transactions, each of which are identified in the audited financial statements and notes thereto or in the “compensation discussion and analysis” within the Company’s Annual Report on Form 10-K/A filed with the SEC.

We believe the equity compensation awards discussed above are a critical component to our compensation program as they serve to align the interests of executive officers closely with other shareholders because of the direct benefit executive officers receive through improved stock performance and Company performance, in the case of PSAs.

Change in Control and Severance Agreements

Our executive officers are employed pursuant to the terms of written employment agreements. Nevertheless, from time to time, we implement plans or enter into agreements that would provide certain benefits payable to certain employees, including in some cases certain executive officers, in connection with the termination of employment, a change in control of the Company or other situations. The compensation committee considers such plans, agreements and benefits in order to be competitive in the hiring and retention of employees, including executive officers, in comparison with comparable companies with which we compete for talent. In addition, these benefits are intended to retain our officers during the pendency of a proposed change in control transaction and align the interests of our officers with our stockholders in the event of a change in control. We believe that proposed or actual change in control transactions can adversely impact the morale of officers and create uncertainty regarding their continued employment. Without these benefits, officers may be tempted to leave MedCath prior to the closing of the change in control, especially if they do not wish to remain with the entity after the transaction closes, and any such departures could jeopardize the consummation of the transaction or our interests if the transaction does not close and we remain independent. The compensation committee believes that these benefits therefore serve to enhance stockholder value in the transaction, and align the officers’ interest with those of our stockholders in change in control transactions.

The potential payments that each of the named executive officers would have received if a change in control or termination of employment would have occurred on September 30, 2010 are set forth under the section titled “Executive Employment Agreements” and “Potential Payments upon Termination or Change in Control” elsewhere in this Annual Report of Form 10-K/A.

Other Benefits

We provide other customary benefits that are comprehensive and apply uniformly to all of our employees, including our executive officers. The purpose of this element of compensation is to provide assurance of financial support in the event of illness or injury and encourage retirement savings.

Our employee benefits program includes medical, dental, prescription drug, Medical Flexible Spending contribution, vision care, disability insurance, life insurance benefits, business travel insurance, 401(k) savings plan with employer match, educational assistance, gymnasium dues, employee assistance program and holidays, and a vacation allowance. We believe that these benefits are standard for executive officers at comparable companies with whom we compete for personnel.

Deferred Compensation Programs

We do not maintain any non-qualified deferred compensation programs for our executive officers or any supplemental executive retirement plans. We believe that the equity award component of each executive officer’s Total Compensation should serve as a major source of wealth creation, including the accumulation of substantial resources to fund the executive officer’s retirement years.

Tax Considerations

Under federal income tax law, a public company may not deduct non-performance based compensation in excess of $1.0 million paid to its chief executive officer or any of its three highest paid other executive officers (other than the Chief Financial Officer). No executive officer of the Company received in fiscal 2010 non-performance based compensation in excess of this limit. The compensation committee currently intends to continue to manage the Company’s executive compensation program in a manner that will maximize federal income tax deductions. However, the compensation committee may from time to time exercise its discretion to award compensation that may not be deductible under Section 162(m) of the Code when in its judgment such award would be in the interests of the Company.

Executive Employment Agreements and Compensation of Individual Named Executive Officers

O. Edwin French.  MedCath entered into an employment agreement with Mr. French, our President and Chief Executive Officer, on February 21, 2006. The agreement provides for an initial three-year term that is automatically renewed for successive one year terms unless either party provides notice of non-renewal at least 90 days prior to the end of the initial or any renewal term. Mr. French’s base salary will be adjusted annually at the discretion of the board of directors, but in no event may his base salary be reduced nor be less than the median base salary for a comparable position at corporations of similar size and character as the Company.

The agreement provides that Mr. French will participate in an annual bonus plan that will establish a target annual bonus opportunity equal to 75% of his base salary for the year. The terms and provisions of the bonus plan, including the performance goals and the threshold performance levels that must be met for payment of a bonus may established each year by the compensation committee (see above section entitled “Process”). The agreement further provides for him to participate in any other compensation plan or program maintained by the Company for senior executives as well as all employee fringe benefit, pension and welfare benefit programs which the Company makes available to senior executives.

Upon the termination of employment of Mr. French by the Company without cause (other than as a result of death or disability which are addressed below), or upon a voluntary termination by the executive for good reason by giving six months advance notice, the agreement provides for the following payments and benefits:

•	an amount equal to the sum of two times his annual base salary and one times his target annual bonus;

•	earned but unpaid salary (including any awarded but deferred bonus payment);

•	unreimbursed business expenses; and

•	continued coverage under the Company’s group medical insurance plan for a period ending on the earlier of (A) the date Mr. French becomes covered under comparable plans of a new employer or (B) eligibility of Medicare benefits.

Upon termination by the Company with cause, or by Mr. French without good reason, the agreement provides for the following payments:

•	earned but unpaid salary (including any awarded but deferred bonus payment); and

•	unreimbursed business expenses.

Upon termination of employment because of a total and permanent disability, Mr. French will receive any amounts due under the terms of any disability insurance policy which the Company maintains for him, a pro rata portion of the target bonus (if any) for the fiscal year in which the disability occurs, any earned but unpaid salary (including any awarded but deferred bonus payment), and any unreimbursed business expenses.

Upon termination of employment because of death, Mr. French’s estate or designated beneficiaries will receive any death benefits provided under any plans the Company maintains for him, a pro rata portion of the target bonus (if any) for the fiscal year in which the death occurs, any earned but unpaid salary (including any awarded but deferred bonus payment), and any unreimbursed business expenses.

The agreement contains non-competition and nondisclosure provisions. The nondisclosure provisions provide that Mr. French will not disclose confidential information regarding the Company and its subsidiaries and affiliates at any time following his termination of employment. The non-competition provisions provide that he will not, for a period of one year following the date of termination, compete with the Company by directly or indirectly becoming involved with a competitor of the Company. Furthermore, Mr. French agrees not to solicit employees of the Company for one year following the date of his termination of employment.

James A. Parker.  MedCath entered into an amended and restated employment agreement dated February 18, 2001 with Mr. Parker, Executive Vice President and Chief Financial Officer, which was amended and effective August 14, 2009. The agreement provides for an initial three-year term that is automatically renewed for successive one year terms unless either party provides notice of non-renewal at least 90 days prior to the end of the initial or any renewal term. Mr. Parker’s base salary will be adjusted annually at the discretion of the board of directors, but in no event will his base salary be reduced nor be less than the median base salary for a comparable position at corporations of similar size and character as the Company.

The agreement provides that Mr. Parker will participate in an annual bonus plan that will establish a target annual bonus opportunity equal to 50% of his base salary for the year. The terms and provisions of the bonus plan, including the performance goals and the threshold performance levels that must be met for payment of a bonus will be established each year by the compensation committee. The agreement further provides for him to participate in any other compensation plan or program maintained by the Company for senior executives as well as all employee fringe benefit, pension and welfare benefit programs which the Company makes available to senior executives.

Upon the termination of employment of Mr. Parker by the Company without cause (other than as a result of death or disability which is addressed below), or upon a voluntary termination by the executive for good reason, the agreement provides for the following payments and benefits:

•	an amount equal to (A) one times his annual base salary if termination occurs prior to a change in control or more than 12 months after a change in control or (B) if such termination occurs upon a change in control or at any time within 12 months after a change in control, the sum of two times his annual base salary and one times his target annual bonus;

•	earned but unpaid salary (including any awarded but deferred bonus payment);

•	unreimbursed business expenses; and

•	continued coverage under the Company’s medical, disability and life insurance plans for a period ending the earlier of (A) the second anniversary of the date of termination or (B) the date the executive becomes covered under comparable plans of a new employer.

Upon termination by the Company with cause, or by Mr. Parker without good reason, the agreement provides for the following payments:

•	earned but unpaid salary (including any awarded but deferred bonus payment); and

•	unreimbursed business expenses.

Upon termination of employment because of a total and permanent disability, Mr. Parker will receive any amounts due under the terms of any disability insurance policy which the Company maintains for him, pro rata portion of the bonus (if any) for the fiscal year in which the disability occurs, any earned but unpaid salary (including any awarded but deferred bonus payment), and any unreimbursed business expenses.

Upon termination of employment because of death, Mr. Parker’s estate or designated beneficiaries will receive any death benefits provided under any plans the Company maintains for him, a pro rata portion of the bonus (if any) for the fiscal year in which the death occurs, any earned but unpaid salary (including any awarded but deferred bonus payment), and any unreimbursed business expenses.

The agreement contains non-competition and nondisclosure provisions. The nondisclosure provisions provide that Mr. Parker will not disclose confidential information regarding the Company and its subsidiaries and affiliates at any time following his termination of employment. The non-competition provisions provide that he will not, for a period of one year following the date of termination, compete with the Company by directly or indirectly becoming involved with a competitor of the Company. Furthermore, Mr. Parker agrees not to solicit employees of the Company for one year following the date of his termination of employment.

David Bussone.  MedCath entered into an employment agreement with Mr. Bussone Executive Vice President and President, Operations Division, on September 1, 2009. The agreement provided for an initial three-year term that is automatically renewed for successive one year terms unless either party provided notice of non-renewal at least 90 days prior to the end of the initial or any renewal term. Mr. Bussone’s base salary was adjusted annually at the discretion of the board of directors, but in no event will his base salary be reduced nor be less than the median base salary for a comparable position at corporations of similar size and character as the Company.

The agreement provided that Mr. Bussone will participate in an annual bonus plan that will establish a target annual bonus opportunity equal to 50% of his base salary for the year. The terms and provisions of the bonus plan, including the performance goals and the threshold performance levels that must be met for payment of a bonus will be established each year by the compensation committee. The agreement further provides for him to participate in any other compensation plan or program maintained by the Company for senior executives as well as all employee fringe benefit, pension and welfare benefit programs which the Company makes available to senior executives.

Upon the termination of employment of Mr. Bussone by the Company without cause (other than as a result of death or disability which are addressed below), or upon a voluntary termination by the executive for good reason, the agreement provides for the following payments and benefits:

•	an amount equal to (A) one times his annual base salary if termination occurs prior to a change in control or more than 12 months after a change in control or (B) if such termination occurs upon a change in control or at any time within 12 months after a change in control, the sum of two times his annual base salary and one times his target annual bonus;

•	earned but unpaid salary (including any awarded but deferred bonus payment);

•	unreimbursed business expenses; and

•	continued coverage under the Company’s medical, disability and life insurance plans for a period ending the earlier of (A) the second anniversary of the date of termination or (B) the date the executive becomes covered under comparable plans of a new employer.

Upon termination by the Company with cause, or by Mr. Bussone without good reason, the agreement provides for the following payments:

•	earned but unpaid salary (including any awarded but deferred bonus payment); and

•	unreimbursed business expenses.

Upon termination of employment because of a total and permanent disability, Mr. Bussone will receive any amounts due under the terms of any disability insurance policy which the Company maintains for him, a pro rata portion of the bonus (if any) for the fiscal year in which the disability occurs, any earned but unpaid salary (including any awarded but deferred bonus payment), and any unreimbursed business expenses.

Upon termination of employment because of death, Mr. Bussone’s estate or designated beneficiaries will receive any death benefits provided under any plans the Company maintains for him, pro rata portion of the bonus (if any) for the fiscal year in which the death occurs, any earned but unpaid salary (including any awarded but deferred bonus payment), and any unreimbursed business expenses.

The agreement contains non-competition and nondisclosure provisions. The nondisclosure provisions provide that Mr. Bussone will not disclose confidential information regarding the Company and its subsidiaries and affiliates at any time following his termination of employment. The non-competition provisions provide that he will not, for a period of one year following the date of termination, compete with the Company by directly or indirectly becoming involved with a competitor of the Company. Furthermore, Mr. Bussone agrees not to solicit employees of the Company for one year following the date of his termination of employment.

Joan McCanless.  MedCath entered into an amended and restated employment agreement with Ms. McCanless, Senior Vice President and Chief Clinical and Compliance Officer, on September 30, 2005. The agreement provides for an initial three-year term that is automatically renewed for successive one year terms unless either party provides notice of non-renewal at least 90 days prior to the end of the initial or any renewal term. Ms. McCanless’ base salary will be adjusted annually at the discretion of the board of directors, but in no event will her base salary be reduced nor be less than the median base salary for a comparable position at corporations of similar size and character as the Company.

The agreement provides that Ms. McCanless will participate in an annual bonus plan that will establish a target annual bonus opportunity equal to 50% of her base salary for the year. The terms and provisions of the bonus plan, including the performance goals and the threshold performance levels that must be met for payment of a bonus will be established each year by the compensation committee. The agreement further provides for her to participate in any other compensation plan or program maintained by the Company for senior executives as well as all employee fringe benefit, pension and welfare benefit programs which the Company makes available to senior executives.

Upon the termination of employment of Ms. McCanless by the Company without cause (other than as a result of death or disability which are addressed below), or upon a voluntary termination by the executive for good reason, the agreement provides for the following payments and benefits:

•	an amount equal to (A) one times her annual base salary if termination occurs prior to a change in control or more than 12 months after a change in control or (B) if such termination occurs upon a change in control or at any time within 12 months after a change in control, the sum of two times her annual base salary and one times her target annual bonus;

•	earned but unpaid salary (including any awarded but deferred bonus payment);

•	unreimbursed business expenses; and

•	continued coverage under the Company’s medical, disability and life insurance plans for a period ending the earlier of (A) the second anniversary of the date of termination or (B) the date the executive becomes covered under comparable plans of a new employer.

Upon termination by the Company with cause, or by Ms. McCanless without good reason, the agreement provides for the following payments:

•	earned but unpaid salary (including any awarded but deferred bonus payment); and

•	unreimbursed business expenses.

Upon termination of employment because of a total and permanent disability, Ms. McCanless will receive any amounts due under the terms of any disability insurance policy which the Company maintains for her, a pro rata portion of the bonus (if any) for the fiscal year in which the disability occurs, any earned but unpaid salary (including any awarded but deferred bonus payment), and any unreimbursed business expenses.

Upon termination of employment because of death, Ms. McCanless’ estate or designated beneficiaries will receive any death benefits provided under any plans the Company maintains for her, a pro rata portion of the bonus (if any) for the fiscal year in which the death occurs, any earned but unpaid salary (including any awarded but deferred bonus payment), and any unreimbursed business expenses.

The agreement contains non-competition and nondisclosure provisions. The nondisclosure provisions provide that Ms. McCanless will not disclose confidential information regarding the Company and its subsidiaries and affiliates at any time following her termination of employment. The non-competition provisions provide that she will not, for a period of one year following the date of termination, compete with the Company by directly or indirectly becoming involved with a competitor of the Company. Furthermore, Ms. McCanless agrees not to solicit employees of the Company for one year following the date of her termination of employment.

Paul Daniel Perritt.  MedCath entered into an employment agreement with Mr. Perritt, vice president, hospital operations on October 29, 2009 (employment started in December 2009). Mr. Perritt’s base salary will be adjusted annually at the discretion of Mr. French.

The agreement provides that Mr. Perritt will participate in an annual bonus plan that will establish a target annual bonus opportunity equal to 35% of his base salary for the year. The terms and provisions of the bonus plan, including the threshold performance levels that must be met for payment of a bonus will be established each year by Mr. French. The agreement further provides for him to participate in any other compensation plan or program maintained by the Company for all employee fringe benefit, pension and welfare benefit programs which the Company makes available to employees.

Upon the termination of employment of Mr. Perritt by the Company without cause, or upon a voluntary termination by the executive for good reason, the agreement provides for the following payments and benefits:

•	an amount equal to (A) one half times his annual base salary if termination occurs prior to a change in control or (B) if such termination occurs upon a change in control or at any time within 12 months after a change in control, the sum of one times his annual base salary and one times his target annual bonus;

•	earned but unpaid salary; and

•	unreimbursed business expenses.

Upon termination by the Company with cause, or by Mr. Perritt without good reason, the agreement provides for the following payments:

•	earned but unpaid salary; and

•	unreimbursed business expenses.

The agreement contains non-competition and nondisclosure provisions. The nondisclosure provisions provide that Mr. Perritt will not disclose confidential information regarding the Company and its subsidiaries and affiliates at any time following his termination of employment. The non-competition provisions provide that he will not, for a period of one year following the date of termination, compete with the Company by directly or indirectly becoming involved with a competitor of the Company. Furthermore, Mr. Perritt agrees not to solicit employees of the Company for one year following the date of his termination of employment.

Summary Compensation Table

The following table sets forth the annual and long-term compensation for the Named Executive Officers during the fiscal years ended September 30, 2010, 2009, and 2008:

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation
Name and Principal Position(s)	Year	($)	($)(2)	($)(1)	($)(1)	($)		Total ($)

O. Edwin French	2010	$625,000	$234,375	$854,885	$—	$15,275	(4)	$1,729,535
President, Chief Executive Officer	2009	$618,269	$—	$1,499,996	$—	$14,938	(3)	$2,133,203
(principal executive officer)	2008	$600,000	$—	$—	$805,000	$15,231	(3)	$1,420,231

James A. Parker	2010	$350,000	$131,250	$284,651	$—	$19,502	(3)	$785,403
Executive Vice President,	2009	$300,385	$—	$349,996	$—	$17,677	(3)	$668,058
Chief Financial Officer	2008	$300,000	$—	$—	$—	$19,107	(3)	$319,107
(principal financial officer)

David Bussone(7)	2010	$425,000	$85,000	$32,734	$—	$133,178	(5)	$675,912
Executive Vice President and	2009	$22,885	$—	$499,999	$—	$—		$522,884
President Operations Division
(beginning September 2009)

Joan McCanless	2010	$246,170	$92,314	$91,004	$—	$10,550	(4)	$440,038
Senior Vice President and	2009	$245,502	$—	$123,084	$—	$10,603	(3)	$379,189
Chief Clinical and Compliance	2008	$239,000	$—	$—	$—	$9,459	(3)	$248,459
Officer

Paul Daniel Perritt	2010	$217,039	$47,250	$67,502	$—	$110,629	(6)	$442,420
Senior Vice President,
Finance Operations
(beginning December 2009)

(1)	Both Stock and Option Awards are valued based on the fair value of the award at the date of grant. The Stock Awards vest in various increments as discussed in the Equity Compensation Awards section of the

Compensation Discussion and Analysis section elsewhere in this Annual Report on From 10-K/A. The Option Awards vest immediately but are subject to sales restrictions for five years. As a result, this fair value may not be indicative of the ultimate value the executive may receive under a given grant. See Note 16 to MedCath’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ending September 30, 2010 for the valuation assumptions used in determining the fair value of the awards.

(2)	Includes bonuses earned for performance in the fiscal year noted even though such amounts are payable in subsequent years. Excludes bonuses paid in the fiscal year noted but earned in prior years. See the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K/A for further discussion on how bonuses were determined.

(3)	The perquisites include 401-K matching contributions, gymnasium dues, and medical insurance.

(4)	The perquisites include 401-K matching contributions and medical insurance.

(5)	The perquisites include 401-K matching contributions, gymnasium dues, medical insurance and relocation expenses of $119,298.

(6)	The perquisites include 401-K matching contributions, gymnasium dues, medical insurance and relocation expenses of $103,060.

(7)	Mr. Bussone’s employment with the Company was terminated in December 2010.

Grants of Plan Based Awards During 2010

The following table sets forth information regarding all grants of awards made to our Named Executive Officers during fiscal year 2010 under any plan.

									All Other
									Stock
									Awards:	Grant Date
			Estimated Possible Payouts			Estimated Possible Payouts			Number of	Fair Value
			Under Non-Equity			Under Equity			Shares of	Of
			Incentive Plan Awards			Incentive Plan Awards			Stock or	Stock/Option
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards
Name	Date(1)		($)	($)	($)	(#)	(#)	(#)	(#)	(1)

O. Edwin French	12/10/09	(3)	—	—	—	—	—	—	61,503	$427,446
President, Chief Executive Officer	12/10/09	(4)	—	—	—	—	—	—	61,502	$427,439
(principal executive officer)			117,188	234,375	468,750	—	—	—
James A. Parker	12/10/09	(3)	—	—	—	—	—	—	20,479	$142,329
Executive Vice President and	12/10/09	(4)	—	—	—	—	—	—	20,478	$142,322
Chief Financial Officer			43,750	87,500	175,000	—	—	—
(principal financial officer)
David Bussone	12/10/09	(3)	—	—	—	—	—	—	2,355	$16,367
Former Executive Vice President and	12/10/09	(4)	—	—	—	—	—	—	2,355	$16,367
President Operations Division			53,125	106,250	212,500
(September 2009 through December 2010)
Joan McCanless	12/10/09	(3)	—	—	—	—	—	—	6,547	$45,502
Senior Vice President and Chief	12/10/09	(4)	—	—	—	—	—	—	6,547	$45,502
Clinical and Compliance Officer			30,771	61,543	61,543	—	—	—

Paul Daniel Perritt	12/1/09	(3)	—	—	—	—	—	—	4,605	$33,755
Senior Vice President,	12/1/09	(4)	—	—	—	—	—	—	4,604	$33,747
Finance Operations			—	—	—	—	—	—
			16,875	33,750	33,750

(1)	Restricted stock awards are valued based on the closing price of the Company’s stock on the date of grant.

(2)	Grants were issued pursuant to the MedCath Corporation 2006 Stock Option and Award Plan. In accordance with the terms of the MedCath Corporation 2006 Stock Option and Award Plan, the grant price is equal to the closing market price of the Company’s common stock on the date of grant.

(3)	Restricted stock awards vest over a three year period.

(4)	Performance based restricted stock awards vest over a three year period based on the Company meeting specific performance conditions in each given year as discussed in the Equity Compensation Awards section of the Compensation Discussion and Analysis section elsewhere in this Annual Report of Form 10-K/A.

Outstanding Equity Awards at Fiscal Year End Table

All of the stock options granted vest on the date of grant but contain sales restrictions. The following table sets forth information with respect to options to purchase the Company’s common stock and restricted stock awards held by the named executive officers as of September 30, 2010.

	Outstanding Equity Awards at Fiscal Year End
	Options Awards(1)					Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
								Awards:	Awards:
								Number of	Market or
			Number of			Number of		Unearned	Payout Value of
			Securities			Shares or	Market Value	Shares, Units	Unearned
			Underlying			Units of	of Shares or	or Other	Shares, Units or
	Award		Unexercised	Option	Option	Stock That	Units of Stock	Rights That	Other Rights
	Grant		Options (#)	Exercise	Expiration	Have Not	That Have Not	Have Not	That Have Not
Name	Date		Exercisable	Price ($)	Date	Vested (#)	Vested ($)(2)	Vested (#)	Vested ($)

O. Edwin French	11/1/2005		500,000	$21.49	2/21/2016	—	—	—	—
President, Chief Executive	3/9/2006	(3)	—	—	—	—	$—	39,063	$393,364
Officer	11/13/2007		70,000	$26.50	11/13/2017	—	—	—	—
	2/13/2009	(4)	—	—	—	53,191	$535,633	—	$—
	2/13/2009	(3)	—	—	—	—	$—	79,787	$803,455
	12/10/2009	(4)	—	—	—	61,503	$619,335	—
	12/10/2009	(3)	—	—	—	—	—	61,502	$619,325
James A. Parker	2/26/2001		20,000	$19.00	2/26/2011	—	—	—	—
Executive Vice President,	8/11/2004		16,500	$15.13	8/11/2014	—	—	—	—
Chief Financial Officer	2/16/2005		10,000	$26.46	2/16/2015	—	—	—	—
	6/12/2006		31,000	$14.89	6/12/2016	—	—	—	—
	2/13/2009	(4)	—	—	—	5,319	$53,562	—	$—
	2/13/2009	(3)	—	—	—		$—	7,978	$80,338
	9/17/2009	(4)	—	—	—	7,033	$70,822	—	$—
	9/17/2009	(3)	—	—	—	—	$—	10,548	$106,218
	12/10/2009	(4)	—	—	—	20,479	$206,224	—
	12/10/2009	(3)	—	—	—	—	—	20,478	$206,213
			—	—	—
David Bussone	9/1/2009	(5)	—	—	—	22,107	$222,617	—	$—
Former Executive Vice	9/1/2009	(5)	—	—	—	—	$—	24,510	$246,816
President, President Operations	12/10/2009	(5)	—	—	—	2,355	$23,715	—
Division	12/10/2009	(5)	—	—	—	—	—	2,355	$23,715
									—
Joan McCanless	12/12/2003		11,600	$9.95	12/12/2013	—	—	—	—
Senior Vice President and	1/7/2004		4,400	$10.58	1/7/2014	—	—	—	—
Chief Clinical and Compliance	2/13/2009	(4)	—	—	—	4,365	$43,956	—	$—
Officer	2/13/2009	(6)	—	—	—	—	$—	6,547	$65,928
	12/10/2009	(4)	—	—	—	6,547	$65,928	—
	12/10/2009	(6)	—	—	—	—	—	6,547	$65,928
Paul Daniel Perritt	12/1/2009	(4)	—	—	—	4,605	$46,372	—
Senior Vice President,	12/1/2009	(6)	—	—	—	—	—	4,604	$46,362
Finance Operations

(1)	Options vest immediately upon grant but remain subject to sales restrictions for five years.

(2)	Market value based on September 30, 2010 closing market price of our common stock of $10.07 per share.

(3)	The Compensation Committee waived the performance vesting criteria for these shares and the shares became fully vested in December 2010.

(4)	Restricted stock awards vest over a three year period.

(5)	These shares became fully vested upon the termination of Mr. Bussone’s employment in December 2010.

(6)	Performance based restricted stock awards vest over a three year period based on the Company meeting specific performance conditions in each given year as discussed in the Equity Compensation Awards section of the Compensation Discussion and Analysis section elsewhere in this Annual Report of Form 10-K/A.

Option Exercises and Stock Vested Table

The following table sets forth information concerning each exercise of stock options and each vesting of restricted stock and restricted stock units during 2010 for each of the Named Executive Officers on an aggregated basis.

	Option Awards		Stock Awards
			Number of
	Number of		Shares	Value
	Shares	Value	Acquired	Realized on
	Acquired on	Realized on	on Vesting	Vesting
Name	Exercise (#)	Exercise ($)	(#)	($)(1)

O. Edwin French	—	—	26,596	$210,374
President, Chief Executive Officer
James A. Parker	—	—	6,176	$48,852
Executive Vice President and
Chief Financial Officer
David Bussone	—	—	11,053	$87,429
Former Executive Vice President and
President Operations Division
Joan McCanless	—	—	2,182	$17,260
Senior Vice President and
Chief Clinical and Compliance Officer
Paul Daniel Perritt	—	—	—	—
Senior Vice President,
Finance Operations

(1)	Represents pretax gain upon vesting.

Potential Payments upon Termination or Change-in-Control Table

The Company has entered into certain agreements and maintains certain plans that will require the Company to provide compensation to executive officers in the event of a termination of employment without cause or a change in control of the Company. The amount of compensation payable to each executive officer if each situation occurred on September 30, 2010 is listed in the table below.

	Involuntary		Termination
	Termination		Related to		Value of	Value of
Name	Without Cause		Change in Control		Stock Options	Stock Awards

O. Edwin French	$1,718,750	(1)	$1,734,547	(2)	$—	$2,971,113	(6)
President, Chief Executive Officer
James A. Parker	350,000	(3)	896,966	(2)	—	723,378	(6)
Executive Vice President,
Chief Financial Officer
David Bussone	425,000	(3)	1,071,872	(2)	—	516,863	(6)
Former Executive Vice President and
President Operations Division
Joan McCanless	246,170	(3)	623,892	(2)	1,392	241,740	(6)
Senior Vice President and
Chief Clinical and Compliance Officer
Dan Perritt	135,000	(4)	364,500	(5)	—	92,735	(6)
Senior Vice President, Finance Operations (beginning December 2010)

(1)	Two times salary plus one times target annual incentive compensation

(2)	Two times salary plus one times target annual incentive compensation and estimated healthcare subsidy

(3)	One times salary

(4)	One half times salary

(5)	One times salary plus one times target annual incentive compensation

(6)	Market value based on September 30, 2010 closing market price of our common stock of $10.07 per share. Includes all unvested time and performance based restricted shares outstanding

Compensation Committee Report

We, the compensation committee of the board of directors of MedCath Corporation, have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010 and the Company’s proxy statement on Schedule 14A.

Respectfully submitted,
THE COMPENSATION COMMITTEE

Pamela Bailey, Chairman
Robert S. McCoy, Jr.
John T. Casey

Item 12.	Security Ownership of Certain Beneficial Owners and Management

BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK BY
DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS

The following table presents information concerning the beneficial ownership of the shares of MedCath common stock outstanding as of January 12, 2011 for:

•	each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of MedCath’s common stock,

•	each named executive officer of the Company listed on the summary compensation table that appears elsewhere in this Annual Report on Form 10-K/A,

•	each director and nominee for director of the Company, and

•	MedCath’s executive officers and directors as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except as indicated in the footnotes to this table, MedCath believes each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to options that are exercisable within 60 days of January 12, 2011 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of another person.

	Number of
	Shares	Percentage of
	Beneficially	Common Stock
Name of Beneficial Owner	Owned(1)	Outstanding

Nierenberg Investment Management Company, Inc.(2)	2,940,711	14%
Dimensional Fund Advisors LP(3)	1,671,124	8%
BlackRock Fund Advisors(4)	1,458,623	7%
PAR Capital Management, Inc.(5)	1,450,000	7%
WS Capital Management LP(6)	1,327,100	7%
O. Edwin French	798,353	4%
James A. Parker	145,161	1%
David Bussone	42,137	*
Joan McCanless	56,416	*
Paul Daniel Perritt	8,710	*
John T. Casey	41,000	*
Jacque J. Sokolov, MD	42,000	*
Robert S. McCoy, Jr.	37,000	*
Pamela G. Bailey	26,500	*
Woodrin Grossman	26,500	*
James A. Deal	18,400	*
Directors and executive officers, as a group (11 persons)	1,242,177	6%

(1)	The following shares of common stock subject to options that are currently exercisable or exercisable within 60 days of January 21, 2009: O. Edwin French, 570,000; James A. Parker, 77,500; Joan McCanless, 16,000; Jacque J. Sokolov, 10,500; and Robert S. McCoy, Jr., 10,500.

(2)	The address of this stockholder is 19605 N.E. 8th Street, Camas, Washington 98607. The Schedule 13D filed by this stockholder on March 3,2010 indicates that this stockholder, in its capacity as investment advisor, may be deemed to have shared voting and dispositive power over 2,940,711 shares.

(3)	The address of this stockholder is 1299 Ocean Ave. 11th Floor, Santa Monica, California 90401. The Schedule 13F filed by this stockholder on November 12, 2010 indicates that this stockholder, in its capacity as investment advisor, may be deemed to have shared dispositive power over 1,671,124 shares and sole voting power over 1,639,009 shares.

(4)	The address of this stockholder is 40 East 52nd Street, New York, NY 10022. This stockholder, in its capacity as investment advisor, may be deemed to have sole voting and dispositive power over 1,458,623 shares.

(5)	The address of this stockholder is PAR Capital Management, Inc., One International Place, Suite 2401, Boston, MA 02110. The schedule 13G filed by this stockholder on November 22, 2010 indicates that this stockholder, in its capacity as investment advisor, may be deemed to have sole voting and dispositive power over 1,450,000 shares.

(6)	The address of this stockholder is 300 Crescent Court, Suite 1111, Dallas, Texas 75201. The Schedule 13F filed by this stockholder on November 15, 2010 indicates that this stockholder, in its capacity as investment advisor, may be deemed to have sole voting and dispositive power over 1,327,100 shares.

Equity Compensation Awards

Pursuant to the Company’s 2006 Stock Option Award Plan (the “Plan”), the Company may award its executive officers and employees incentive stock options, nonqualified stock options, restricted stock units, and restricted stock. Under the Plan the compensation committee may grant equity awards and determine the exercise period, exercise price, number of awards and such other conditions and restrictions as it deems appropriate for each grant.

The following table summarizes the Company’s equity compensation plans as of September 30, 2010:

Number of Securities Remaining
	Number of Securities to	Weighted Average	Available for Future Issuance
	be Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity Compensation Plans Approved by Stockholders	1,681,714	$22.25	976,319
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Information about transactions involving related parties is reviewed by the Audit Committee. Related parties include Company directors and executive officers, as well as their immediate family members. If a related party has a direct or indirect material interest in any Company transaction, then the audit committee would decide whether or not to approve or ratify the transaction. The audit committee will use any process and review any information that it determines is appropriate. All related party transactions will be disclosed in accordance with SEC rules.

The board of directors has determined that all non-employee directors are free from any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and, accordingly, are “independent” as such term is defined by the rules and regulations of the SEC and the listing standards of the NASDAQ Global Select Market (“NASDAQ”).

During the course of its analysis regarding Mr. Grossman’s independence, the board of directors considered that Mr. Grossman and his wife are retired partners of PricewaterhouseCoopers, LLP, (“PwC”), that Mr. Grossman and his wife receive pensions from PwC, and that PwC has and may continue to perform non-audit related accounting services for the Company.

Item 14.	Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

For the fiscal years ended September 30, 2010 and 2009, fees for services provided by Deloitte & Touche LLP were as follows:

	2010	2009

Audit Fees
Recurring audit and quarterly reviews(1)	$1,270,993	$1,383,029
Audit Related Fees(2)	39,302	302,389
Tax Fees(3)	84,103	74,405
All Other Fees	—	—
	—	—

Total	$1,394,398	$1,759,823

(1)	Audit fees also include the audit of the Company’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Fiscal 2010 includes fees for work related to the Company’s Strategic Options Process. Fiscal 2009 includes fees for the Company’s third quarter internal controls assessment and the review of private placement memoranda related to the Company’s solicitation of investor members in certain subsidiaries.

(3)	Tax Fees are fees for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

The audit committee of the board of directors is responsible for pre-approving all services provided by the Company’s independent registered public accountants and approved all of the services provided by Deloitte & Touche LLP in fiscal 2010 and 2009. The chairman of the audit committee may approve non-audit engagements that arise between committee meetings, provided that any such decision is presented to the full committee for ratification at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) The financial statements required by this item are incorporated herein by reference to the financial statements and notes listed in the Index under Part II, Item 8 of the Original Filing.

(2) Financial Statement Schedules.  All schedules have been omitted because they are not required, are not applicable or the information is included in the selected consolidated financial data or notes to consolidated financial statements appearing in the Original Filing.

(3) The exhibits listed in the Exhibit Index are attached and incorporated herein by reference and filed as a part of this report.

Exhibit
No.		Description

2.1	—	Asset Purchase Agreement By and Between Heart Hospital of DTO, LLC and Good Samaritan Hospital (14)
2.2	—	Assignment and Assumption Agreement by and between MedCath Partners, LLC, Cape Cod Cardiac Cath, Inc., Cape Cod Hospital, and Cape Cod Cardiology Services, LLC. (15)
2.3	—	Asset Purchase Agreement by and among Sun City Cardiac Center Associates, Sun City Cardiac Center, Inc., MedCath Partners, LLC, MedCath Incorporated, and Banner Health (17)
2.4	—	Asset Purchase Agreement made and entered into as of August 6, 2010 by and between VHS Of Phoenix, Inc., dba Phoenix Baptist Hospital, and Arizona Heart Hospital, LLC (21)
2.5	—	Equity Purchase Agreement by and between Avera McKennan as Buyer and SFHM, Inc. as Seller dated as of August 27, 2010 (19)

Exhibit
No.		Description

2.6	—	Asset Purchase Agreement made and entered into as of February 16, 2010 by and between St. David’s Healthcare Partnership, L.P., LLP, and Heart Hospital IV, L.P. (20)
2.7	—	Asset Purchase Agreement by and between Methodist Healthcare System of San Antonio, LTD., L.L.P. and Heart Hospital of San Antonio, LP (23)
3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation(1)
3.2	—	Amended and Restated Bylaws of MedCath Corporation(21)
4.1	—	Specimen common stock certificate(1)
4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)
4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)
4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P. and the several stockholders parties thereto (the Registration Rights Agreement)(1)
4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)
4.6	—	Amended and Restated Credit Agreement, dated as of November 10, 2008, among MedCath Corporation, as a parent guarantor, MedCath Holdings Corp., as the borrower, certain of the subsidiaries of MedCath Corporation party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time. (13)
4.7	—	Collateral Agreement, dated as of July 7, 2004, by and among MedCath Corporation, MedCath Holdings Corp., the Subsidiary Guarantors, as identified on the signature pages thereto and any Additional Grantor (as defined therein) who may become party to the Collateral Agreement, in favor of Bank of America, N.A., as administrative agent for the ratable benefit of the banks and other financial institutions from time to time parties to the Credit Agreement, dated as of July 7, 2004, by and among the MedCath Corporation, MedCath Holdings Corp. and the lenders party thereto(7)
4.8	—	First Amendment dated as of August 13, 2010 to the Amended and Restated Credit Agreement dated as of November 10, 2008, among MedCath, MedCath Holdings Corp., as borrower, certain of the subsidiaries of MedCath party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time(18)
10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(5)
10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(5)
10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(5)
10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)
10.5	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(5)
10.6	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(5)
10.7	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)
10.8	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(5)
10.9	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(5)
10.10	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(5)
10.11	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)
10.12	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)

Exhibit
No.			Description

10.13		—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)
10.14		—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(5)
10.15		—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(5)
10.16		—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the Dayton Operating Agreement)(6)(5)
10.17		—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(5)
10.18		—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC. (3)(5)
10.19		—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc. (3)
10.20		—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(5)
10.21		—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(5)
10.22		—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(5)
10.23		—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(5)
10.24		—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(5)
10.25		—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(5)
10.26		—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(5)
10.27		—	Put/Call Agreement dated as of August 20, 2010 by and among San Antonio Hospital Management, Inc., San Antonio Holdings, Inc., MedCath Incorporated, S.A.H.H. Hospital Management, LLC, and S.A.H.H. Investment Group, Ltd. and S.A.H.H. Management Company, LLC. (21)
10.28		—	Operating Agreement of Doctors Community Hospital, LLC effective as of March 15, 2007(21)
10.29		—	Call Agreement dated as of October 4, 2010 by and amount Hualapai Mountain Medical Center Management, Inc. and the undersigned Investor Members of Hualapai Mountain Medical Center, LLC. (21)
10	.30*	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)
10	.31*	—	Outside Directors’ Stock Option Plan(1)
10	.32*	—	Amended and Restated Directors Option Plan(4)
10.33		—	Form of Heart Hospital Management Services Agreement(1)
10	.34*	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Joan McCanless(8)
10.35		—	Sample Agreement to Accelerate Vesting of Stock Options and Restrict Sale of Related Stock Effective September 30, 2005(8)
10.36		—	Guaranty made as of December 28, 2005 by MedCath Corporation and Harlingen Medical Center Limited Partnership in favor of HCPI Mortgage Corp. (9)
10	.37*	—	Employment agreement dated February 21, 2006, by and between MedCath Corporation and O. Edwin French(10)
10	.38*	—	MedCath Corporation 2006 Stock Option and Award Plan effective March 1, 2006(12)
10.39		—	Consulting agreement effective August 4, 2006 by and between MedCath Incorporated and SSB Solutions(11)
10	.40*	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Joan McCanless dated September 1, 2006(12)

Exhibit
No.			Description

10	.41*	—	First Amendment to the February 21, 2006 Employment Agreement by and between MedCath Corporation and O. Edwin French dated September 1, 2006(12)
10.42		—	Operating Agreement of HMC Management Company, LLC, effective as of June 29, 2007(5)
10.43		—	Amended and Restated Operating Agreement of Coastal Carolina Heart, LLC, effective as of July 1, 2007(5)
10.44		—	Amended and Restated Limited Partnership Agreement of Harlingen Medical Center, Limited Partnership, effective as of July 10, 2007(5)
10.45		—	Amended and Restated Operating Agreement of HMC Realty, LLC, effective as of July 10, 2007(5)
10	.46*	—	Amendment to Amended and Restated Outside Directors’ Stock Option Plan(14)
10	.47*	—	Employment Agreement dated June 23, 2008 by and between MedCath Corporation and David Bussone(16)
10	.48*	—	Employment, Confidentiality and Non-Compete Agreement by and between MedCath Incorporated and James A Parker (Effective Date February 18, 2001) (21)
10	.49*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement (Effective Date February 18, 2001) dated August 14, 2009 by and between MedCath Corporation and James A. Parker(16)
21.1		—	List of Subsidiaries(21)
23.1		—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm(22)
23.2		—	Consent of Deloitte & Touche LLP, Independent Auditors(22)
31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or agreement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-119170).

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 14, 2008.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed January 5, 2009

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 17, 2009

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 1, 2009

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 19, 2010

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 1, 2010

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(21)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

(22)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 9, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of January 28, 2011.

Medcath Corporation

By:	/s/ O. Edwin French
O. Edwin French
President & Chief Executive Officer