Form 10-Q
period 2010-12-31
MEDCATH CORP
filed 2011-02-09
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2010
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
Yes ☐ No ☑
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
Yes ☐ No ☑
As of February 4, 2011, there were 20,308,070 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31,	September 30,
	2010	2010

Current assets:
Cash and cash equivalents	$158,475	$33,141
Accounts receivable, net	44,795	43,811
Income tax receivable	—	6,188
Medical supplies	10,644	10,550
Deferred income tax assets	7,815	13,247
Prepaid expenses and other current assets	12,902	13,453
Current assets of discontinued operations	57,345	47,920

Total current assets	291,976	168,310
Property and equipment, net	176,885	182,222
Other assets	11,652	24,716
Non-current assets of discontinued operations	1,232	119,290

Total assets	$481,745	$494,538

Current liabilities:
Accounts payable	$19,957	$15,716
Income tax payable	14,316	—
Accrued compensation and benefits	11,705	16,418
Other accrued liabilities	21,073	16,663
Current portion of long-term debt and obligations under capital leases	61,573	16,672
Current liabilities of discontinued operations	17,014	35,044

Total current liabilities	145,638	100,513
Long-term debt	—	52,500
Obligations under capital leases	5,822	6,500
Other long-term obligations	3,883	5,053
Long-term liabilities of discontinued operations	—	35,968

Total liabilities	155,343	200,534

Commitments and contingencies (See Note 7)

Redeemable noncontrolling interest in equity of consolidated subsidiaries	5,812	11,534

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,262,431 issued and 20,308,070 outstanding at December 31, 2010 22,423,666 issued and 20,469,305 outstanding at September 30, 2010	216	216
Paid-in capital	457,952	457,725
Accumulated deficit	(102,752)	(139,791)
Accumulated other comprehensive loss	—	(444)
Treasury stock, at cost; 1,945,361 shares at December 31, 2010 and September 30, 2010	(44,797)	(44,797)

Total MedCath Corporation stockholders’ equity	310,619	272,909
Noncontrolling interest	9,971	9,561

Total equity	320,590	282,470

Total liabilities and equity	$481,745	$494,538

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2010	2009

Net revenue	$88,900	$87,830
Operating expenses:
Personnel expense	32,454	31,636
Medical supplies expense	19,222	22,107
Bad debt expense	9,709	7,506
Other operating expenses	24,116	22,344
Pre-opening expenses	—	866
Depreciation	4,887	5,938
Loss on disposal of property, equipment and other assets	93	96

Total operating expenses	90,481	90,493

Loss from operations	(1,581)	(2,663)
Other income (expenses):
Interest expense	(1,082)	(945)
Interest and other income	489	70
Gain on sale of unconsolidated investees	15,391	—
Equity in net earnings of unconsolidated affiliates	602	1,516

Total other income (expense), net	15,400	641

Income (loss) from continuing operations before income taxes	13,819	(2,022)
Income tax expense (benefit)	4,482	(1,337)

Income (loss) from continuing operations	9,337	(685)
Income (loss) from discontinued operations, net of taxes	39,128	(1,130)

Net income (loss)	48,465	(1,815)
Less: Net income attributable to noncontrolling interest	(11,426)	(841)

Net income (loss) attributable to MedCath Corporation	$37,039	$(2,656)

Amounts attributable to MedCath Corporation common stockholders:
Income (loss) from continuing operations, net of taxes	$7,162	$(1,902)
Income (loss) from discontinued operations, net of taxes	29,877	(754)

Net income (loss)	$37,039	$(2,656)

Earnings (loss) per share, basic
Income (loss) from continuing operations attributable to MedCath Corporation common stockholders	$0.36	$(0.09)
Income (loss) from discontinued operations attributable to MedCath Corporation common stockholders	1.50	(0.04)

Earnings (loss) per share, basic	$1.86	$(0.13)

Earnings (loss) per share, diluted
Income (loss) from continuing operations attributable to MedCath Corporation common stockholders	$0.36	$(0.09)
Income (loss) from discontinued operations attributable to MedCath Corporation common stockholders	1.50	(0.04)

Earnings (loss) per share, diluted	$1.86	$(0.13)

Weighted average number of shares, basic	19,943	19,743
Dilutive effect of stock options and restricted stock	4	—

Weighted average number of shares, diluted	19,947	19,743

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

										Redeemable
					Accumulated					Noncontrolling
					Other				Total	Interest
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Equity	(Temporary
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Interest	(Permanent)	Equity)

Balance, September 30, 2010	22,424	$216	$457,725	$(139,791)	$(444)	1,954	$(44,797)	$9,561	$282,470	$11,534
Share based compensation	—	—	1,932	—	—	—	—	—	1,932	—
Tax withholdings for vested restricted stock awards	(162)	—	(1,705)	—	—	—	—	—	(1,705)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(7,568)	(7,568)	(3,560)
Other transactions impacting noncontrolling interest		—	—	—	—	—	—	45	45	45
Exercise of call of noncontrolling interest	—	—	—	—	—	—	—	—	—	(5,700)
Comprehensive loss:
Net income	—	—	—	37,039	—	—	—	7,933	44,972	3,493
Reclassification of amounts included in net income, net of tax benefit (*)	—	—	—	—	444	—	—	—	444	—

Total comprehensive income									45,416	3,493

Balance, December 31, 2010	22,262	$216	$457,952	$(102,752)	$—	1,954	$(44,797)	$9,971	$320,590	$5,812

(*)	Tax expense was $286 for the quarter ended December 31, 2010.
See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2010	2009
Net income (loss)	$48,465	$(1,815)
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(39,128)	1,130
Bad debt expense	9,709	7,506
Depreciation	4,887	5,938
Gain on sale of unconsolidated investees	(15,391)	—
Loss on disposal of property, equipment and other assets	93	96
Share-based compensation expense	1,932	608
Amortization of loan acquisition costs	313	252
Equity in earnings of unconsolidated affiliates, net of distributions received	(84)	6,217
Deferred income taxes	1,085	(103)
Change in assets and liabilities that relate to operations:
Accounts receivable	(10,693)	(12,106)
Medical supplies	(94)	(73)
Prepaid and other assets	2,266	(3,088)
Accounts payable and accrued liabilities	(2,825)	(2,523)

Net cash provided by operating activities of continuing operations	535	2,039
Net cash (used in) provided by operating activities of discontinued operations	(5,131)	1,496

Net cash (used in) provided by operating activities	(4,596)	3,535

Investing activities:
Purchases of property and equipment	(157)	(7,532)
Proceeds from sale of property and equipment	418	70
Proceeds from sale of unconsolidated affiliates	31,851	—

Net cash provided by (used in) investing activities of continuing operations	32,112	(7,462)
Net cash provided by (used in) investing activities of discontinued operations	194,616	(1,774)

Net cash provided by (used in) investing activities	226,728	(9,236)

Financing activities:
Repayments of long-term debt	(7,662)	(5,000)
Repayments of obligations under capital leases	(614)	(454)
Distributions to noncontrolling interest	(4,504)	(6,924)
Investment by noncontrolling interest	—	153
Sale of equity interest in subsidiary	—	140
Tax withholding of vested restricted stock awards	(153)	(253)

Net cash used in financing activities of continuing operations	(12,933)	(12,338)
Net cash provided by financing activities of discontinued operations	(52,327)	(9,083)

Net cash used in financing activities	(65,260)	(21,421)

Net increase (decrease) in cash and cash equivalents	156,872	(27,122)
Cash and cash equivalents:
Beginning of period	47,030	61,701

End of period	$203,902	$34,579

Cash and cash equivalents of continuing operations	158,475	20,249
Cash and cash equivalents of discontinued operations	45,427	14,330
See notes to unaudited consolidated financial statements

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
1. Business and Basis of Presentation
     MedCath Corporation (the “Company”) primarily focuses on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians. As of December 31, 2010, the Company had ownership interests in and operated six hospitals, including five in which the Company owned a majority interest.
     As noted below under “Our Strategic Options Review Process” during the quarter ended December 31, 2010, the Company sold three of its majority owned hospitals that were classified as discontinued operations and its equity interest in one of its minority owned hospitals. As a result, the Company currently owns interests in six hospitals. Each of the Company’s majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a majority focus on cardiovascular care. Each of the Company’s hospitals has a 24-hour emergency room staffed by emergency department physicians. The Company’s six hospitals that currently comprise continuing operations have 533 licensed beds and are located in five states: Arkansas, California, Louisiana, New Mexico, and Texas.
     The Company accounts for all but one of its owned and operated hospitals as consolidated subsidiaries. The Company owns a noncontrolling interest in Harlingen Medical Center as of December 31, 2010. Therefore, the Company is unable to consolidate this hospital’s results of operations and financial position, but rather is required to account for its noncontrolling interest in this hospital as an equity-method investment.
     In addition to the hospitals, the Company currently owns and/or manages seven cardiac diagnostic and therapeutic facilities. Six of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The Company also operates two mobile cardiac catheterization laboratories which operate on set routes and offer only diagnostic procedures. The Company refers to its diagnostics division as “MedCath Partners.”
     During fiscal 2010 and fiscal 2011, the Company entered into definitive agreements to sell its interests in Arizona Heart Hospital (“AzHH”), Heart Hospital of Austin (“HHA”) and TexSan Heart Hospital (“TexSan”) whose assets, liabilities, and operations are included within discontinued operations. AzHH, HHA and TexSan were sold on October 1, 2010, November 1, 2010 and December 31, 2010, respectively. The results of operations of these entities are reported as discontinued operations for all periods presented. See Note 3.
Our Strategic Options Review Process
     On March 1, 2010, the Company announced that its Board of Directors had formed a Strategic Options Committee to consider the sale either of the Company’s equity or the sale of its individual hospitals and other assets. The Company retained Navigant Capital Advisors as its financial advisor to assist in this process. Since announcing the exploration of strategic alternatives on March 1, 2010, the Company has completed several transactions, including:
•	The disposition of AzHH in which the Company sold the majority of the hospital’s assets to Vanguard Health Systems for $32.0 million, plus retained working capital. The transaction was completed effective October 1, 2010.

•	The disposition of the Company’s wholly owned subsidiary that held 33.3% ownership of Avera Heart Hospital of South Dakota (Sioux Falls, SD) to Avera McKennan for $20.0 million, plus a percentage of the hospital’s available cash. The transaction was completed October 1, 2010.

•	The disposition of HHA in which the Company and the physician owners sold substantially all of the hospital’s assets to St. David’s Healthcare Partnership L.P. for approximately $83.8 million, plus retained working capital. The transaction was completed effective November 1, 2010.

•	The disposition of the Company’s approximate 27.0% ownership interest in Southwest Arizona Heart and Vascular, LLC (Yuma, AZ) to the joint venture’s physician partners for $7.0 million. The transaction was completed effective November 1, 2010.

•	The disposition of TexSan in which the Company sold the majority of the hospital’s assets to Methodist Healthcare System of San Antonio for $76.25 million, plus an adjustment for retained working capital. The transaction was completed effective December 31, 2010.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     Basis of Presentation — The Company’s unaudited interim consolidated financial statements as of December 31, 2010 and for the three months ended December 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America hereafter, (“generally accepted accounting principles”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. During the three months ended December 31, 2010, the Company has not made any material changes in the selection or application of its critical accounting policies that were set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
2. Recent Accounting Pronouncements
     The following is a summary of new accounting pronouncements that have been adopted or that may apply to the Company.
     Recently Adopted Accounting Pronouncements
     On October 1, 2010, the Company adopted a new accounting standard that amends the consolidation guidance that applies to variable interest entities (“VIE”). The amendments significantly affect the overall consolidation analysis. The provisions of this accounting standard revise the definition and consideration of VIEs, primary beneficiary, and triggering events in which a company must re-evaluate its conclusions as to the consolidation of an entity. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
     Recent Accounting Pronouncements
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
3. Discontinued Operations
     As required under accounting principles generally accepted in the United States (“GAAP”), the Company has classified the results of operations of the following entities within income from discontinued operations, net of taxes and the assets and liabilities of these entities have been classified within current and non-current assets and current and long-term liabilities of discontinued operations on the consolidated balance sheets.
     During November 2010, the Company entered into an agreement to sell substantially all of the assets of TexSan for $76.25 million, plus an adjustment for retained working capital. The transaction closed on December 31, 2010 with the Company retaining all accounts receivable and the hospital’s remaining liabilities. In addition, the Company acquired the partnership’s minority investors’ ownership in accordance with the terms of a call option agreement. See Note 7 for further discussion. The gain from this sale of $34.3 million has been included in income (loss) from discontinued operations for the three months ended December 31, 2010.
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     During August 2010, the Company entered into a definitive agreement to sell certain of the hospital assets and liabilities, plus certain net working capital of AzHH for $32.0 million and the assumption of capital leases of $0.3 million. The transaction closed on October 1, 2010 with the limited liability company which owned AzHH retaining all accounts receivable and the hospital’s remaining liabilities. As part of its assessment of long-lived assets in June 2010, the Company recognized an impairment charge of $5.2 million based on its potential sales value of AzHH. Accordingly, the Company recognized a nominal gain on the sale for the three months ended December 31, 2010.
     During February 2010, the Company entered into an agreement to sell substantially all of the assets of HHA for $83.8 million plus retention of working capital to St. David’s Healthcare Partnership, L.P, which resulted in a gain of $35.7 million. The transaction closed on November 1, 2010.
     During May 2008, the Hospital Division of the Company sold the net assets of Dayton Heart Hospital (“DHH”) to Good Samaritan Hospital pursuant to a definitive agreement. As of December 31, 2010 and September 30, 2010, the Company had reserved $10.0 million and $9.8 million, respectively, for Medicare outlier payments received by DHH during the year ended September 30, 2004, which are included in current liabilities of discontinued operations in the consolidated balance sheets.
     The Company has entered into transition services agreements with the buyers of certain of its sold assets that extend into fiscal 2011. As a result, the Company entered into a Managed Services Agreement with McKesson Technologies, Inc. (“McKesson”) whereby McKesson would employ the majority of the Company’s information technology employees effective November 1, 2010.
     The results of operations and the assets and liabilities of discontinued operations included in the consolidated statements of operations and consolidated balance sheets are as follows:

	Three Months Ended December 31,
	2010	2009

Net revenue	$22,004	$59,386
Gain (loss) from dispositions, net	69,903	—
Loss on early termination of debt	(11,130)	—
Income (loss) before income taxes	57,762	(1,423)
Income tax (benefit) expense	18,634	(293)

Net income (loss)	39,128	(1,130)
Less: Net (income) loss attributable to noncontrolling interest	(9,251)	376

Net income (loss) attributable to MedCath Corporation	$29,877	$(754)

	December 31,	September 30,
	2010	2010

Cash and cash equivalents	$45,427	$13,889
Accounts receivable, net	11,478	23,597
Other current assets	440	10,434

Current assets of discontinued operations	$57,345	$47,920

Property and equipment, net	$—	$115,670
Other assets	1,232	3,620

Long-term assets of discontinued operations	$1,232	$119,290

Accounts payable	$14,003	$25,379
Accrued liabilities and current portion of obligations under capital leases	3,011	9,665

Current liabilities of discontinued operations	$17,014	$35,044

Long-term debt and obligations under capital leases	$—	$35,302
Other long-term obligations	—	666

Long-term liabilities of discontinued operations	$—	$35,968

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     Included in the Company’s discontinued liabilities as of September 30, 2010 is a Real Estate Investment Trust Loan (the “REIT Loan”) aggregating $34.6 million. Borrowings under this REIT Loan were collateralized by a pledge of the Company’s interest in the related hospital’s property, equipment and certain other assets. The REIT Loan required monthly, interest-only payments for ten years, at which time the loan was due in full, maturing January 2016. The interest rate on this loan was 8 1/2%. Upon the disposition of the Company’s interest in the related hospital, the REIT Loan was repaid in full in November 2010 and the Company incurred an $11.1 million prepayment penalty, which is included in income (loss) from discontinued operations.
     Included in discontinued operations are certain liabilities that the Company has retained upon the disposition of the related entity. Because the Company’s hospitals are organized as partnerships, upon disposition of the related operations, assets and certain liabilities, the partnerships are responsible for the resolution of outstanding payables, remaining obligations, including those related to cost reports, medical malpractice and other obligations and wind down of the respective tax filings of the partnership. The partnerships are also responsible for any unknown liabilities that may arise. The Company has reported all known obligations in its consolidated balance sheets as of December 31, 2010 and September 30, 2010.
4. Accounts Receivable
Accounts receivable, net, consists of the following:

	December 31,	September 30,
	2010	2010
Receivables, principally from patients and third-party payors	$106,804	$103,314
Receivables, principally from billings to hospitals for various cardiovascular procedures	1,428	1,027
Other	2,975	2,555

	111,207	106,896
Less allowance for doubtful accounts	(66,412)	(63,085)

Accounts receivable, net	$44,795	$43,811

5. Investments in Affiliates
     The Company’s determination of the appropriate consolidation method to follow with respect to investments in affiliates is based on the amount of control the Company has and the ownership level in the underlying entity. Investments in entities that the Company does not control, but over whose operations the Company has the ability to exercise significant influence (including investments where the Company has a less than 20% ownership) are accounted for under the equity method. The Company additionally considers if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations the Company does not control. At December 31, 2010, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method. At December 31, 2010, the Company owns a noncontrolling interest in Harlingen Medical Center and certain diagnostic ventures and partnerships, for which the Company neither has substantive control over the ventures nor is the primary beneficiary. These investments are included in Other Assets on the consolidated balance sheets.
     On October 1, 2010, the Company sold its interest in Avera Heart Hospital of South Dakota for $25.1 million to Avera McKennan whereby Avera McKennan purchased a MedCath subsidiary which was the indirect owner of a one-third ownership interest and which held management rights in Avera Heart Hospital of South Dakota. Prior to its disposition, the Company had accounted for its investment in Avera Heart Hospital of South Dakota using the equity method of accounting. The Company recognized a gain on the disposition of $15.4 million. The Company’s investment in Avera Heart Hospital of South Dakota reflected its proportionate share of an interest rate swap that the hospital had entered into. The cumulative unrealized loss of $0.5 million (net of taxes) was reclassified from Other Comprehensive Income as part of the gain in connection with the sale of the Company’s ownership interest.
     On November 1, 2010, the Company sold its equity interest in Southwest Arizona Heart and Vascular Center, LLC for $7.0 million. The Company recognized a write down of its investment in the fourth quarter of fiscal 2010 to record the Company’s investment in such business at its net realizable value expected from the sale proceeds. Prior to its disposition, the Company had accounted for its investment in Southwest Arizona Heart and Vascular Center, LLC using the equity method of accounting.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     The following tables represent summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method (For those entities in which the Company has disposed of its interest, the operating activities have been included through their respective date of disposition):

	Three Months Ended December 31,
	2010	2009

Net revenue	$35,968	$53,326
Income from operations	$6,425	$8,073
Net income	$4,440	$5,777

	December 31,	September 30,
	2010	2010

Current assets	$33,063	$58,690
Long-term assets	$79,092	$144,402
Current liabilities	$14,325	$23,922
Long-term liabilities	$98,848	$121,524
6. Long-Term Debt
     Long-term debt consists of the following:

	December 31,	September 30,
	2010	2010

Amended Credit Facility	58,901	66,563
Less current portion	(58,901)	(14,063)

Long-term debt	$—	$52,500

     Senior Secured Credit Facility — During November 2008, the Company amended and restated its then outstanding senior secured credit facility (the “Amended Credit Facility”). The Amended Credit Facility provides for a three-year term loan facility in the amount of $75.0 million (the “Term Loan”) and a revolving credit facility in the amount of $85.0 million (the “Revolver”), which includes a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit (of which $1.7 million were outstanding as of December 31, 2010 and September 30, 2010) and a $10.0 million sub-limit for swing-line loans. At the request of the Company and approval from its lenders, the aggregate amount available under the Amended Credit Facility may be increased by an amount up to $50.0 million. Borrowings under the Amended Credit Facility, excluding swing-line loans, bear interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. At December 31, 2010 the Term Loan bore interest at 3.26%. The $58.9 million and $66.6 million outstanding under the Amended Credit Facility at December 31, 2010 and September 30, 2010, respectively, related to the Term Loan. No amounts were outstanding under the Revolver as of December 31, 2010 and September 30, 2010.
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
     On August 13, 2010, the Company and its lenders amended and restated the Senior Secured Credit Facility (the “First Amendment”). The Company entered into the First Amendment to provide additional financial and liquidity flexibility in connection with its previously announced effort to explore strategic alternatives. The First Amendment contains modifications of certain financial covenants and other requirements of the Amended Credit Facility; including, but not limited to: modifications to certain definitions contained in the Amended Credit Facility, including the definitions of certain financial terms to permit additional add backs (such as an add back for charges and professional expenses incurred in connection with asset dispositions), subject to maximum amounts in certain cases, and to the multiple applied to certain of the financial metrics derived in accordance with such definitions, for certain financial covenant calculations; increasing the amount of permitted guarantees of indebtedness by $10 million; amending the asset dispositions covenant to permit additional asset dispositions subject to no events of default and require that any net cash proceeds from an asset disposition or series of dispositions in excess of $50 million from the date of the First Amendment be applied 50% to repay the outstanding Term Loan amounts under the Amended Credit Facility and 50% to repay amounts outstanding under the Revolver or cash collateralize letters of credit to the extent outstanding and permanently reduce the Revolver by 50% of the net cash proceeds, which could shorten the term of the Revolver based on the amount of such permanent commitment reductions. In addition, any mandatory prepayments of the Revolver will also reduce the revolving credit commitment by a corresponding amount.
     In addition to the quarterly installment, during the three months ended December 31, 2010, the Company paid $4.8 million using net cash proceeds from asset dispositions. The Revolver including letters of credit will not be permitted to remain outstanding after the full repayment of the Term Loan. The First Amendment also provides for a reduction in amount of the Revolver from $85 million to $59.5 million as of the date of the First Amendment. As noted under the terms of the First Amendment, the Revolver was further reduced to $54.4 million at December 31, 2010 for mandatory repayment of principal using net cash proceeds from asset dispositions. Under terms of the First Amendment, the fixed charge coverage ratio is not tested at September 30, 2010 or December 31, 2010, and will be retested at the fiscal quarter ending March 31, 2011 and subsequent fiscal quarters.
     As further noted in Note 14, the Company made an additional $20.6 million repayment of outstanding principal in January 2011.
     Debt Covenants —As of December 31, 2010 and September 30, 2010, the Company was in compliance with all covenants governing its outstanding debt.
     Interest Rate Swap — During the year ended September 30, 2006 one of the hospitals in which the Company had a noncontrolling interest and accounted for under the equity method, entered into an interest rate swap for purposes of hedging variable interest payments on long term debt outstanding for that hospital. The interest rate swap is accounted for as a cash flow hedge by the hospital whereby changes in the fair value of the interest rate swap flow through comprehensive income of the hospital. The Company recorded its proportionate share of comprehensive income within stockholders’ equity in the consolidated balance sheets based on the Company’s ownership interest in that hospital. However, as noted in Note 5, the cumulative unrealized loss of $0.5 million (net of taxes) was reclassified from Other Comprehensive Income as part of the gain in connection with the sale of the Company’s ownership interest on October 1, 2010.
7. Contingencies and Commitments
     Put and Call Options — During August 2010, the Company entered into a put/call agreement with the minority shareholders one of its hospitals, whereby call and put options were added relative to the Company’s noncontrolling interest in the hospital. The call allowed the Company to acquire all of the noncontrolling interest in the hospital owned by physician investors for the net amount of the physician investors’ unreturned capital contributions adjusted upward for any proportionate share of additional proceeds upon a disposition transaction. The put allowed the Company’s noncontrolling shareholders in the hospital to put their shares to the Company for the net amount of the physician investors’ unreturned capital contributions. The noncontrolling shareholders’ recorded basis in their partnership interest was zero prior to the amendment of this agreement. Accordingly, the Company recognized a redeemable noncontrolling interest of $4.5 million ($2.9 million net of taxes) as of September 30, 2010. During December 2010, the Company exercised its call right and recognized additional redeemable noncontrolling interest of $2.2 million. Furthermore, upon exercise, the Company converted the outstanding balance of the noncontrolling interest in this partnership together with amounts due from the noncontrolling shareholders into a net obligation of $5.7 million, which is included in other accrued liabilities as of December 31, 2010.
     During September 2010, the Company entered into a call agreement with the minority shareholders of one of its hospitals whereby the Company may exercise the call right to purchase the noncontrolling interest owned by physician investors for an amount equal to the net amount of the physician investors unreturned capital contributions ($2.7 million at December 31, 2010 and September 30, 2010).

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
     In 2005, CMS began using recovery audit contractors (“RAC”) to detect Medicare overpayments not identified through existing claims review mechanisms. RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process. The Health Care Reform Laws expanded the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010. The Company believes the claims for reimbursement submitted to the Medicare and Medicaid programs by the Company’s facilities have been accurate, however the Company is unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through December 31, 2010. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
     During fiscal years 2008 and 2007, the Company refunded certain reimbursements to CMS related to carotid artery stent procedures performed during prior fiscal years at two of the Company’s consolidated subsidiary hospitals. The U.S. Department of Justice (“DOJ”) initiated an investigation related to the Company’s return of these reimbursements. As a result of the DOJ’s investigation, the Company began negotiating settlement agreements during the second quarter of fiscal 2009 with the DOJ whereby the Company was expected to pay $0.8 million to settle and obtain releases from any federal civil false claims liability related to the DOJ’s investigation. The DOJ allegations did not involve patient care, and related solely to whether the procedures were properly reimbursable by Medicare. The settlement did not include any finding of wrong-doing or any admission of liability. During the quarter ended December 31, 2009, the Company paid $0.6 million and the remaining $0.2 million was paid prior to September 30, 2010. Both settlement agreements were executed during fiscal 2010.
     In March 2010, the DOJ issued a civil investigative demand (“CID”) pursuant to the federal False Claims Act to one of our hospitals. The CID requested information regarding Medicare claims submitted by our hospital in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2002 to the present. The Company has complied with all information requested by the DOJ for this hospital. The Company is unable to evaluate the outcome of this investigation at this time; however ICD revenue is a material component of total net revenue for this hospital and this investigation could have a material adverse effect on the Company’s financial condition and results of operations.
     In September 2010, the Company received a letter from the DOJ advising it that an investigation is being conducted to determine whether certain of the Company’s other hospitals have submitted claims excluded from coverage. The period of time covered by the investigation is 2003 to the present. The letter states that the DOJ’s data indicates that many of the Company’s hospitals have claims for the implantation of ICD’s which were not medically indicated and/or otherwise violated Medicare payment policy. Management understands that the DOJ has submitted similar requests to many other hospitals and hospital systems across the country as well as to the ICD manufacturers themselves. The Company is fully cooperating and has entered into a tolling agreement with the government in this investigation. To date, the DOJ has not asserted any claim against the Company’s other hospitals. Because the Company is in the early stages of this investigation, the Company is unable to estimate the outcome of this investigation. The Company’s total ICD net revenue is a material component of total net patient revenue and this investigation could have a material adverse effect on the Company’s financial condition and results of operations.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     On January 8, 2009, the California Supreme Court ruled in Prospect Medical Group, Inc., et al. v. Northridge Emergency Medical Group, et al. (2009) 45 Cal. 4th 497, that under California’s Knox-Keene statute healthcare providers may not bill patients for covered emergency out-patient services for which health plans or capitated payors are invoiced by the provider but fail to pay the provider. The California Supreme Court held that the only recourse for healthcare providers is to pursue the payors directly. The Prospect decision does not apply to amounts that the health plan or capitated payor is not obligated to pay under the terms of the insured’s policy or plan. Although the decision only considered emergency providers and referred to HMOs and capitated payors, future court decisions on how the so-called “balance billing” statute is interpreted does pose a risk to healthcare providers that perform emergency or other out-patient services in the state of California.
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
     During June 2010 and 2009, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners Division, for each respective fiscal year. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of December 31, 2010 and September 30, 2010, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was $2.7 million which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.
     In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $3.0 million and $3.3 million as of December 31, 2010 and September 30, 2010, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $175,000 per plan participant.
     Commitments — The Company’s consolidated subsidiary hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care and anesthesiology services, among other services. These guarantees extend for the duration of the underlying service agreements. As of December 31, 2010, the maximum potential future payments that the Company could be required to make under these guarantees was $25.9 million through June 2013. At December 31, 2010 the Company had total liabilities of $9.8 million for the fair value of these guarantees, of which $6.6 million is in other accrued liabilities and $3.2 million is in other long term obligations. Additionally, the Company had assets of $10.2 million representing the future services to be provided by the physicians, of which $6.5 million is in prepaid expenses and other current assets and $3.7 million is in other assets.
8. Per Share Data
     Basic — The calculation of basic earnings per share includes 150,900 and 101,500 of restricted stock units that have vested but as of December 31, 2010 and 2009, respectively, have not been converted into common stock.
     Diluted — The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 913,812, and 986,637 shares of common stock at prices ranging from $9.95 to $33.05, which were outstanding at December 31, 2010 and 2009, respectively, as well as 309,405 and 782,707 shares of restricted stock which were outstanding at December 31, 2010 and 2009, respectively. Dilutive options of 3,941 have been included in the calculation of diluted earnings (loss) per share at December 31, 2010. Of the outstanding stock options, 897,500 options have not been included in the calculation of diluted earnings per share at December 31, 2010 because these options were anti-dilutive. No options or restricted stock were included in the calculation of diluted earnings per share at December 31, 2009, as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of tax.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
9. Stock Based Compensation
     Compensation expense from the grant of equity awards made to employees and directors are recognized based on the estimated fair value of each award over each applicable awards vesting period. The Company estimates the fair value of equity awards on the date of grant using, either an option-pricing model for stock options or the closing market price of the Company’s stock for restricted stock and restricted stock units. Stock based compensation expense is recognized on a straight-line basis over the requisite service period for the awards that are ultimately expected to vest. Stock based compensation expense recorded during the three months ended December 31, 2010 and 2009 was $1.9 million and $0.6 million, respectively. The associated tax benefits related to the compensation expense recognized for the three months ended December 31, 2010 and 2009 was $0.8 million and $0.2 million, respectively.
     Stock Options
     The following table summarizes the Company’s stock option activity:

	For the Three Months Ended
	December 31, 2010		December 31, 2009
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	932,137	$21.89	1,027,387	$22.25

Granted	—	—	—	—
Cancelled	(18,325)	21.81	(40,750)	22.94

Outstanding stock options, end of period	913,812	$21.89	986,637	$22.23

     Restricted Stock Awards
     There were no grants of restricted stock during the three months ended December 31, 2010. During the three months ended December 31, 2009, the Company granted to employees 369,164 shares of restricted stock. Restricted stock granted to employees, excluding executives of the Company, vest annually on December 31 over a three year period. Executives of the Company defined by the Company as vice president or higher, received two equal grants of restricted stock. The first grant vests annually in December of each year over a three year period. The second grant vests annually in December of each year, over a three year period if certain performance conditions are met. All unvested restricted stock granted to employees becomes fully vested upon a change in control of the Company as defined in the Company’s 2006 Stock Option and Award Plan. At December 31, 2010 the Company had $1.8 million of unrecognized compensation expense associated with restricted stock awards.
     The following table summarizes the Company’s restricted stock award activity:

	For the Three Months Ended
	December 31, 2010		December 31, 2009
	Number of		Number of
	Restricted	Weighted-	Restricted	Weighted-
	Stock Awards	Average	Stock Awards	Average
	and Units	Grant Price	and Units	Grant Price
Outstanding restricted stock awards and units, beginning of period	884,285	$8.67	654,327	$9.64

Granted	—	—	369,164	6.99
Vested	(423,980)	9.42	(90,195)	9.30
Cancelled	—	—	(10,026)	9.03

Outstanding restricted stock awards and units, end of period	460,305	$7.99	923,270	$8.54

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
10. Reportable Segment Information
     The Company’s reportable segments consist of the Hospital Division and the MedCath Partners Division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended December 31,
	2010	2009

Net revenue:
Hospital Division	$86,618	$84,382
MedCath Partners Division	2,228	3,336
Corporate and other	54	112

Consolidated totals	$88,900	$87,830

Income (loss) from operations:
Hospital Division	$4,005	$(16)
MedCath Partners Division	44	(175)
Corporate and other	(5,630)	(2,472)

Consolidated totals	$(1,581)	$(2,663)

	December 31,	September 30,
	2010	2010
Aggregate identifiable assets:
Hospital Division	$296,226	$414,656
MedCath Partners Division	11,401	20,210
Corporate and other	174,118	59,672

Consolidated totals	$481,745	$494,538

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
11. Business Ownership Changes
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
12. Property and Equipment

	December 31,	September 30,
	2010	2010

Land	$17,635	$17,635
Buildings	149,901	149,897
Equipment	155,972	163,746
Construction in progress	29	25

Total, at cost	323,537	331,303
Less accumulated depreciation	(146,652)	(149,081)

Property and equipment, net	$176,885	$182,222

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
13. Fair Value Measurements
     The Company’s non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used and long-lived assets held for sale (including investments in affiliates). Fair values are determined as follows:
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
     The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets to be reasonable estimates of fair value due either to their length to maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at December 31, 2010 and September 30, 2010. Based on Level 3 inputs, the fair value of long-term debt, including the current portion, at December 31, 2010 approximates the carrying value. Based on Level 3 inputs, the fair value of long-term debt, including the current portion, at September 30, 2010 was $108.1 million ($41.5 million related to discontinued operations) as compared to carrying values of $101.2 million ($34.6 million related to discontinued operations). The fair value of the Company’s variable rate debt was determined to approximate its carrying value due to the underlying variable interest rates.
     The Company’s cash equivalents are measured utilizing Level 1 or Level 2 inputs.
14. Subsequent Events
     On January 1, 2011, MedCath Partners sold its investment in one of its investments accounted for under the equity method for $0.6 million.
     On January 5, 2011, the Company made a principal repayment of $20.6 million using the proceeds from asset dispositions, thereby reducing the outstanding balance under the Amended Credit Facility to $38.3 million at that date.
     In January 2011, the Company obtained from its noncontrolling members of one of its hospitals, the right to sell all or substantially all of the assets of that hospital. Concurrent with the granting of such right and as a condition thereto, an approval, consent and proxy were obtained from the Company’s noncontrolling members in the hospital. The approval, consent and proxy allows the Company to sell all or substantially all of the assets of that hospital and the Company will pay to the noncontrolling members the net amount of their unreturned capital contributions ($3.0 million at December 31, 2010) adjusted upward for any proportionate share of additional proceeds upon a disposition transaction.

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
Overview
     General. We are a healthcare provider focused primarily on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. As noted below, during the first quarter of fiscal 2011, we sold three of our majority owned hospitals and our equity interest in one of our minority owned hospitals. As a result, at December 31, 2010, we currently own interests in six hospitals, with a total of 533 licensed beds, of which 489 are staffed and available, and that are located in five states: Arkansas, California, Louisiana, New Mexico and Texas. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a majority focus on cardiovascular care. Each of our hospitals has a 24-hour emergency room staffed by emergency department physicians.
     In addition to our hospitals, we currently own and/or manage seven cardiac diagnostic and therapeutic facilities. Six of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining facility is not located at a hospital and offers only diagnostic procedures. The Company also operates two mobile cardiac catheterization laboratories which operate on set routes and offer only diagnostic procedures. We refer to our diagnostics division as “MedCath Partners.”
     Pursuant to a favorable regulatory settlement (“Settlement Agreement”) that MedCath entered into on August 14, 1995 with the State of North Carolina Department of Human Resources (now known as the Division of Health Service Regulation (“DHSR”)), MedCath obtained authority to operate nine cardiac catheterization laboratories within the state of North Carolina. The rights under the Settlement Agreement were subsequently assigned to MedCath Partners in connection with a reorganization by MedCath. The Settlement Agreement allows MedCath Partners to operate these catheterization labs anywhere in North Carolina without a need for further state review, with some exceptions. No certificate of need (“CON”) is required for MedCath Partners to operate any one of these nine diagnostic or interventional laboratories in the state. MedCath Partners is required to comply with certain notice requirements for replacement of any equipment in these laboratories and has historically notified the DHSR when MedCath Partners is changing the location of any laboratories located within the State. However, the DHSR takes the position that MedCath Partners must own and provide the services of the equipment which comprises each laboratory — the CON exemption applies only when MedCath Partners is operating one of these specific nine laboratories.
     On March 1, 2010, we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of the Company or the sale of our individual hospitals and other assets. We retained Navigant Capital Advisors as our financial advisor to assist in this process. Since announcing the exploration of strategic alternatives on March 1, 2010, we have completed several transactions, including:
•	The disposition of Arizona Heart Hospital (Phoenix, AZ) in which we sold the majority of the hospital’s assets to Vanguard Health Systems for $32.0 million, plus retained working capital. The transaction was completed effective October 1, 2010. We anticipate that we will receive final net proceeds of approximately $31.5 million from the transaction after payment of retained known liabilities, payment of taxes related to the transaction and collection of the hospital’s accounts receivable. The $31.5 million in estimated net proceeds is prior to any reserves, if any, required in management’s judgment to address any potential contingent liabilities.

•	The disposition of our wholly owned subsidiary that held 33.3% ownership of Avera Heart Hospital of South Dakota (Sioux Falls, SD) to Avera McKennan for $20.0 million, plus a percentage of the hospital’s available cash. The transaction was completed October 1, 2010. We estimate that we will receive final net proceeds from the transaction of approximately $16.0 million, after payment of estimated taxes related to the transaction and prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.

•	The disposition of Heart Hospital of Austin (Texas) in which we and our physician owners sold substantially all of the hospital’s assets to St. David’s Healthcare Partnership L.P. for approximately $83.8 million, plus retained working capital. The transaction was completed effective November 1, 2010. We anticipate that we will receive final net proceeds of approximately $24.1 million from the transaction after repayment of third party debt and a related prepayment fee, payment of all known retained liabilities of the partnership, payment of taxes related to the transaction, collection of the partnerships accounts receivable, and distributions to the hospital’s minority partners. The $24.1 million in estimated net proceeds is prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.

•	The disposition of our approximate 27.0% ownership interest in Southwest Arizona Heart and Vascular, LLC (Yuma, AZ) to the joint venture’s physician partners for $7.0 million. The transaction was completed effective November 1, 2010. We estimate that final net proceeds from the transaction will total approximately $6.9 million, after closing costs and income tax benefit related to a tax loss on the transaction, but prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.

•	The disposition of TexSan Heart Hospital (San Antonio, Texas) in which we and our physician owners sold substantially all of the hospital’s assets to Methodist Healthcare System of San Antonio for $76.25 million, plus retained working capital. The transaction was completed on December 31, 2010. We estimate that final net proceeds from the transaction will total approximately $60.8 million, after closing costs and income taxes on the transaction, but prior to reserves, if any, required in management’s judgment to address any potential contingent liabilities.
     We cannot assure our investors that our continuing efforts to enhance stockholder value will be successful, or whether future transactions will involve a sale of the Company, a sale of our individual hospitals or other assets, or a combination of these alternatives. We continue to consider all practicable alternatives to maximize stockholder value. Although the strategic options process is on-going and expected to continue throughout fiscal 2011 and potentially beyond, we have begun to consider a number of scenarios for distributing available cash to our stockholders, such as special cash dividends and/or distributions to stockholders following future sales of individual hospitals or other assets or in the context of a dissolution, and following repayment of all bank debt and termination of our credit facility. If our common equity is sold in a merger or other similar transaction, then stockholders would receive consideration in exchange for their shares in accordance with the terms of that transaction.
     Many unknown variables, including those related to seeking any approvals which may be required, will affect the amount, timing and mechanics of any potential distributions to stockholders. Until further progress is made in the strategic options process, we are unable to determine the approach that best meets the interests of our stockholders. Final amounts available to stockholders will be diminished by asset and corporate wind-down related operating and other expenses, continued debt service obligations, tax treatment, inability to collect all amounts owed and any required reserves to address liabilities, including retained and contingent liabilities and/or other unforeseen events.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended December 31,
Division	2010	2009
Hospital	97.4%	96.1%
MedCath Partners	2.5%	3.8%
Corporate and other	0.1%	0.1%

Net Revenue	100.0%	100.0%

     Revenue Sources by Payor. We receive payments for our services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations and our patients directly. Our net revenue is impacted by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since cardiovascular disease disproportionately affects those age 55 and older, the proportion of net revenue we derive from the Medicare program is higher than that of most general acute care hospitals. The following table sets forth the percentage of consolidated net revenue we earned by category of admitting payor in the periods indicated.

	Three Months Ended December 31,
Payor	2010	2009
Medicare	50.8%	53.9%
Medicaid	4.3%	3.9%
Commercial and other, including self-pay	44.9%	42.2%

Total consolidated net revenue	100.0%	100.0%

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

     The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, audits, investigations, executive orders and freezes and funding reductions, all of which may significantly affect our business. In addition, reimbursement is generally subject to adjustment and possible recoupment following audit by all third party payors, including commercial payors and the contractors who administer the Medicare program for the Center for Medicare and Medicaid Services (“CMS’) as well as the Office of Inspector General. Final determination of amounts due providers under the Medicare program often takes several years because of such audits, as well as resulting provider appeals and the application of technical reimbursement provisions. We believe that adequate provision has been made for any adjustments that might result from these programs; however, due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted and the other complexities involved in estimating our net revenue, there is a possibility that recorded estimates will change by a material amount in the future.
Results of Operations
Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

		Three Months Ended December 31,
	(in thousands except percentages)
			Increase/
			(Decrease)	% of Net Revenue
	2010	2009	%	2010	2009
Net revenue	$88,900	$87,830	1.2%	100.0%	100.0%
Operating expenses:
Personnel expense	32,454	31,636	2.6%	36.5%	36.0%
Medical supplies expense	19,222	22,107	(13.1)%	21.6%	25.2%
Bad debt expense	9,709	7,506	29.3%	10.9%	8.5%
Other operating expenses	24,116	22,344	7.9%	27.1%	25.4%
Pre-opening expenses	—	866	(100.0)%	—	1.0%
Depreciation	4,887	5,938	(17.7)%	5.5%	6.8%
Loss on disposal of property, equipment and other assets	93	96	(3.1)%	0.1%	0.2%

Loss from operations	(1,581)	(2,663)	(40.6)%	(1.8)%	(3.0)%
Other income (expenses):
Interest expense	(1,082)	(945)	(14.5)%	(1.2)%	(1.1)%
Interest and other income, net	489	70	(598.6)%	0.6%	0.1%
Gain on sale of unconsolidated affiliates	15,391	—	N/M	17.3%	—
Equity in net earnings of unconsolidated affiliates	602	1,516	(60.3)%	0.7%	1.6%

Income (loss) from continuing operations before income taxes	13,819	(2,022)	(783.4)%	15.6%	(2.3)%
Income tax expense (benefit)	4,482	(1,337)	(435.2)%	5.0%	(1.5)%

Income (loss) from continuing operations	9,337	(685)	(1463.1)%	10.5%	(0.8)%
Income (loss) from discontinued operations, net of taxes	39,128	(1,130)	(3562.7)%	44.0%	(1.3)%

Net income (loss)	48,465	(1,815)	(2770.2)%	54.5%	(2.1)%
Less: Net income attributable to noncontrolling interest	(11,426)	(841)	1258.6%	(12.9)%	(1.0)%

Net income (loss) attributable to MedCath Corporation	$37,039	$(2,656)	(1494.5)%	41.7%	(3.0)%

Amounts attributable to MedCath Corporation common stockholders:
Income (loss) from continuing operations, net of taxes	$7,162	$(1,902)	(476.6)%	8.1%	(2.2)%
Income (loss) from discontinued operations, net of taxes	29,877	(754)	(4062.5)%	33.6%	(0.9)%

Net income (loss)	$37,039	$(2,656)	(1494.5)%	41.7%	(3.0)%

     The following table presents selected operating data on a consolidated basis for the periods indicated:

	Three Months Ended December 31,
	2010	2009	% Change

Selected Operating Data (a):
Number of hospitals	5	5
Licensed beds (b)	421	421
Staffed and available beds (c)	380	380
Admissions (d)	4,438	4,482	(1.0)%
Adjusted admissions (e)	6,841	6,485	5.5%
Patient days (f)	16,254	16,672	(2.5)%
Adjusted patient days (g)	25,143	24,324	3.4%
Average length of stay (days) (h)	3.66	3.72	(1.4)%
Occupancy (i)	46.5%	47.7%
Inpatient catheterization procedures (j)	1,792	1,964	(8.8)%
Inpatient surgical procedures (k)	1,032	1,085	(4.9)%
Hospital net revenue (in thousands except percentages)	$86,618	$84,382	2.6%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We compute adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We compute occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
Net Revenue. Our consolidated net revenue increased 1.2% or $1.1 million to $88.9 million for the first quarter of fiscal 2011 from $87.8 million for the first quarter of fiscal 2010. Hospital Division net revenue increased 2.6%, or $2.2 million, for the first quarter of fiscal 2011 compared to the same period of fiscal 2010. There was a $1.1 million decrease in net revenue in our MedCath Partners Division.
     Inpatient net revenue was 69% of the Hospital Division’s net patient revenue for the first quarter of fiscal 2011 compared to 71% for the first quarter of fiscal 2010. Our total inpatient net revenue and cases decreased 3.4% and 2.0%, respectively during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, whereas outpatient net revenue and cases increased 9.3% and 31.5%, respectively during the same period.
     The decrease in inpatient net revenue is due to a 6.5% decline in our core cardiovascular cases offset by an 8.0% increase in our non-cardiovascular cases. Hualapai Mountain Medical Center, (“HMMC”), our newest hospital which began operations during the first quarter of fiscal 2010, is a general acute care facility so it contributed to the increase in our non-cardiovascular procedures for the first quarter of fiscal 2011 compared to the same period of the prior year. HMMC’s inpatient cases increased 106% due to the ramp up of the facility. HMMC also contributed to the increase in outpatient cases and net revenue, particularly related to emergency department cases.

     Excluding HMMC from both the first quarter of fiscal 2011 and 2010 (“same facility” basis), inpatient net revenue decreased $2.4 million, or 4.1%, and outpatient net revenue increased $1.1 million, or 5.0%, for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Our same facility inpatient net revenue decrease is due to the mix of procedures performed. We performed fewer procedures with higher reimbursement during the first quarter of fiscal 2011 compared to the same period of the prior year. Our same facility outpatient revenue increase is due to a 7.1% increase in same facility outpatient cases, particularly emergency department cases, due to the expansion at several of our facilities and more procedures being performed in an outpatient setting.
     Net revenue for the first quarter of fiscal 2011 included charity care deductions of $2.1 million compared to charity care deductions of $1.9 million for the first quarter of fiscal 2010. The increase is the result of more uninsured patients applying and qualifying for charity care.
     Personnel expense. Personnel expense increased 2.6%, or $0.9 million, to $32.5 million for the first quarter of fiscal 2011 from $31.6 million for the first quarter of fiscal 2010.
     The increase in personnel expense was primarily due to a $1.3 million increase in stock based compensation expense. As part of the strategic options process, the compensation committee of our Board of Directors waived the performance vesting criteria for certain executive management’s restricted stock shares during the first quarter of fiscal 2011 to ensure the deductibility of the compensation expense for federal corporate income tax purposes. The waiver caused all future stock based compensation expense related to the shares that would have vested over time as performance criteria were met to be recognized during the first quarter of fiscal 2011. The shares subject to the waiver of vesting criteria contain transfer restrictions that will remain in place until a change in control of the Company. In addition, management updated the estimate on the restricted share forfeiture rate since it is anticipated that the rate of employee turnover will decline as we continue to progress with our strategic options process. We experienced a $0.5 million increase in expense related to hospital employee healthcare claims. This expense is directly attributed to the number of claims reported during the period. These increases were offset by a $0.9 million decline in salaries and wages and related benefits as we continue to monitor costs to better align these costs with net revenues and as the result of a reduction in management positions within hospital division as we sell our hospital assets.
     Medical supplies expense. Medical supplies expense decreased 13.1%, or $2.9 million, to $19.2 million for the first quarter of fiscal 2011 from $22.1 million for the first quarter of fiscal 2010. This decline is due to $2.9 million in sales tax refunds at two of our hospitals. Absent the refunds, medical supplies expense was flat year over year. Medical supplies expense increased $0.7 million at HMMC which began operations in the second month of the first quarter of fiscal 2010 resulting in higher supply expense for the first quarter of fiscal 2011. This increase was offset by a decline in ICD expense as the result of a 7.6% decline in ICD procedures for the first quarter of fiscal 2011 compared to the same period of the prior year.
     Bad debt expense. Bad debt expense increased 29.3%, or $2.2 million, to $9.7 million for the first quarter of fiscal 2011 from $7.5 million for the first quarter of fiscal 2010. As a percentage of net revenue, bad debt expense increased to 10.9% for the first quarter of fiscal 2011 as compared to 8.5% for the comparable period of fiscal 2010. This increase is due to a 68.8%, or $3.2 million, increase in self-pay net revenue for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. We reserve for the estimated bad debt on self-pay net revenue at the time of recognition based on our historical collection experience related to self-pay patients. This increase was offset by lower bad debt expense in certain markets due to lower net revenue for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.
     Other operating expenses. Other operating expenses increased 7.9%, or $1.8 million, to $24.1 million for the first quarter of fiscal 2011 from $22.3 million for the first quarter of fiscal 2010. The material and notable increases (decreases) in operating expenses were as reflected below (in millions):

Professional fees	$1.2
Purchased services — nonclinical	$0.7
Corporate division medical benefits	$0.4
Repairs and maintenance	$0.3
Temporary labor	$0.3
Insurance expense	$0.2
Bonus expense	$0.2
Physician practice expenses	$(0.3)
Recruiting, relocation and travel expense	$(0.4)
Salaries and wages	$(0.6)
     Our professional fees have increased $1.2 million as the direct result of our strategic options process, which included the sale of several of our assets and the exploration of alternatives for the sale of our remaining assets or our equity. We will continue to incur professional fees during fiscal 2011 as our strategic options process continues.
     Our purchased services — nonclinical expense includes $1.3 million in third party consulting fees to obtain sales tax refunds on medical supplies at certain of our hospitals. As noted above under medical supplies expense, we filed sales tax refund claims of $2.9 million during the first quarter of fiscal 2011. The increase related to the consulting fees was offset by declines in non-clinical services as we control costs to better align with our net revenues.
     Our corporate division medical benefits expense increases as medical claims increase. The claims increase during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 is the direct cause for the $0.4 million increase.

     Repairs and maintenance costs have increased as our facilities age and also as a result of the addition of our newest hospital HMMC, which began operations in the second month of the first quarter of fiscal 2010. HMMC contributed $0.2 million of the total increase during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 as maintenance costs were incurred on the new facility.
     Temporary labor has increased at our corporate division to support our hospitals during the strategic options process as full-time employed positions within the corporate division have declined. As discussed below, although our temporary labor has increased for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, our salaries and wages for full-time employees declined by approximately $2.0 million year over year.
     Our insurance premiums increased during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2011. This increase is the result of changing the structure of some of our insurance programs to account for our overall strategic environment.
     Our bonus expense is recognized as bonuses are earned. The bonus expense for the first quarter of fiscal 2011 increased $0.2 million as we anticipate more of our hospitals will meet the fiscal 2011 bonus targets based on the first quarter of fiscal 2011 results compared to the estimate for the first quarter of fiscal 2010. We evaluate the progress of our bonus programs on a quarterly basis and adjust quarterly as deemed necessary.
     Our relocation, recruiting and travel expense declined $0.4 million during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to our strategic options process. We hired several key executives during the first quarter of fiscal 2010, which contributed to a higher expense in the prior year compared to the first quarter of fiscal 2011. In addition, we have incurred less travel expense as assets are sold.
     Our physician practice expenses have declined $0.3 million during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 as our primary care practice at one of our hospitals has decreased the total number of physicians within the practice. Conversely, there was a $0.4 million decline in revenues related to the primary care practice.
     Salaries and wage expense declined $0.6 million for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2011 due to our strategic options process. We recognized approximately $1.0 million in severance expense and $0.4 million in retention bonus expense during the first quarter of fiscal 2011. The increase in severance and retention expense was offset by a $2.0 million decline in salaries and wages expense as corporate positions have been eliminated and/or consolidated as we align our costs with our revenues and as we sell assets that we support.
     Depreciation expense. Depreciation expense decreased $1.0 million to $4.9 million for the first quarter of fiscal 2011 from $5.9 million for the first quarter of fiscal 2010. The decrease in depreciation expense is primarily attributable to the decrease in fixed asset depreciable base due to impairments on long-lived assets recorded in the second and fourth quarters of fiscal 2010.
     Interest expense. Interest expense increased $0.2 million to $1.1 million for the first quarter of fiscal 2011 from $0.9 million for the first quarter of fiscal 2010. The increase in interest expense is attributable to a slight increase in the rate charged on outstanding debt and an increase in the amount of assets under capital leases.
     Gain on sale of equity interests. The gain on sale of equity interests of $15.4 million for the first quarter of fiscal 2011 is related to the sale of our interest in Avera Heart Hospital of South Dakota (“AHHSD”) partially offset by a nominal loss on the sale of the Company’s interest in Southwest Arizona Heart and Vascular Center, LLC. Such sales occurred on October 1, 2010 and November 1, 2010, respectively.
     Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in unconsolidated hospitals, a hospital realty investment and several ventures within our MedCath Partners Division. The Company owned two unconsolidated hospitals until the disposition of its interest in AHHSD on October 1, 2010.
     Equity in net earnings of unconsolidated affiliates decreased during the first quarter of fiscal 2011 to $0.6 million from $1.5 million for the same period of fiscal 2010. AHHSD contributed $1.0 million of net earnings during the first quarter of fiscal 2010 and was disposed on October 1, 2010 resulting in the noted decrease in such equity in net earnings. The Company expects continued decreases due to the disposition of its interest in Southwest Arizona Heart and Vascular Center, LLC on November 1, 2010.
     Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries increased to $11.4 million for the first quarter of fiscal 2011 from $0.8 million for the comparable period of fiscal 2010.
     Net income attributable to noncontrolling interest increased $7.1 million and $2.2 million due to the noncontrolling shareholders’ interest in the gains recognized in fiscal 2011 upon the disposition of the majority of the assets of HHA and TexSan Heart Hospital, respectively. In addition, the Company recognized an increase of $0.5 million due to the losses recognized at AzHH in the first quarter of fiscal 2010 and the Company’s sale of its interest in AzHH on October 1, 2010.
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

     Income tax expense (benefit). Income tax expense (benefit) was an expense of $4.5 million for the first quarter of fiscal 2011 compared to a benefit of $(1.3) million for the first quarter of fiscal 2010, which represents an effective tax rate of 32.4% and (66.1)% for the respective periods. The first quarter fiscal 2011 effective rate is below our federal statutory rate of 35.0% primarily due to the effect of income allocable to our noncontrolling interests. The first quarter fiscal 2010 effective rate is above our federal statutory rate of 35.0% due to the recognition of a disproportionate share of the losses at certain of our hospitals, partially offset by the allocation of income allocable to our noncontrolling interests. The Company has recognized a disproportionate share of losses at certain of our hospitals due to cumulative losses in excess of initial capitalization and committed capital of the Company’s partners or members.
     (Loss) income from discontinued operations, net of taxes. (Loss) income from discontinued operations, net of taxes increased to income of $26.1 million, net of taxes for the first quarter of fiscal 2011 from a loss of $1.1 million, net of taxes, for the comparable period of fiscal 2010. During the first quarter of fiscal 2011, the Company recognized pre-tax gains upon disposition of assets of discontinued operations of $69.9 million, partially offset by an $11.1 million loss on early termination of debt at one of the facilities. The significant components of the gains recognized are a $35.7 million gain and a $34.3 million gain on the sale of the assets of HHA and TexSan Heart Hospital, respectively. In addition, pretax loss from operating activities of the discontinued businesses decreased $1.0 million.
Liquidity and Capital Resources
     The cash provided by continuing operations from operating activities was $0.5 million for the first three months of fiscal 2011 compared to $2.0 million for the comparable period of fiscal 2010.
     Our investing activities from continuing operations provided net cash of $32.1 million for the first three months of fiscal 2011 compared to a use of cash of $7.5 million for the comparable period of fiscal 2010. Such increase is primarily due to the net proceeds of $31.9 million for the disposition of the Company’s interest in Avera Heart Hospital of South Dakota and Southwest Arizona Heart and Vascular LLC during the first quarter of fiscal 2011. In addition, the Company experienced a decrease of $7.4 million in cash paid for property and equipment in the first quarter of fiscal 2011 as compared to the same period in fiscal 2010. This decrease is primarily related to the capital expenditures in fiscal 2010 related to the development of Hualapai Mountain Medical Center, which opened in October 2009.
     Our financing activities from continuing operations used net cash of $12.9 million for the first three months of fiscal 2011 compared to $12.3 million for the comparable period of fiscal 2010. Cash used to repay long-term debt and obligations under capital leases increased $2.8 million for the first three months of fiscal 2011 as compared to the comparable period of fiscal 2010. This increase was partially offset by a decrease of $2.4 million in distributions to noncontrolling shareholders. Subsequent to the end of the first quarter of fiscal 2011, the Company made an additional $20.6 million prepayment of its outstanding balance under the Amended Credit Facility.
     Capital Expenditures. Cash paid for property and equipment was $0.2 million and $7.5 million for the first three months of fiscal years 2011 and 2010, respectively. Of the $7.5 million of cash paid for property and equipment during the first three months of fiscal 2010, $3.7 million related to Hualapai Mountain Medical Center, which opened in October 2009.
     Obligations and Availability of Financing. At December 31, 2010, we had $67.4 million of outstanding long-term debt and obligations under capital leases, of which $61.6 million was classified as current. Our Term Loan under our Amended Credit Facility had an outstanding amount of $58.9 million. The remaining outstanding obligation under capital leases of $8.5 million was due to various lenders to our hospitals. No amounts were outstanding under our Revolver. The maximum availability under our Revolver is $59.5 million which is reduced by outstanding letters of credit totaling $1.7 million as of December 31, 2010. As previously noted, on January 5, 2011 the Company made a principal prepayment of $20.6 million of the amounts outstanding under the Amended Credit Facility.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. However, as noted in Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, the Company was not required to test the fixed charge coverage ratio at December 31, 2010 and will retest such compliance at the fiscal quarter ended March 31, 2011 and subsequent fiscal quarters.
     At December 31, 2010, we guaranteed either all or a portion of the obligations of our subsidiary hospitals for equipment. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from either the hospitals or the physician investors. Access to available borrowings under our Amended Credit Facility is dependent on the Company’s ability to maintain compliance with the financial covenants contained in the Amended Credit Facility. Deterioration in the Company’s operating results could result in failure to maintain compliance with these covenants, which would restrict or eliminate access to available funds.
     We believe that internally generated cash flows from operations and asset sales will be sufficient to finance our strategic plans, capital expenditures and our working capital requirements for the next 12 to 18 months. Repayment of the outstanding balance under our Amended Credit Facility prior to its November 2011 maturity date will be dependent on existing cash, cash flow from operations and cash from asset sales. On January 5, 2011, the Company prepaid $20.6 million of the outstanding balance using the proceeds from asset dispositions, thereby reducing the outstanding balance under the Amended Credit Facility to $38.3 million at that date.

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
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at rates ranging from 4.87% to 8.43%. The weighted average interest rate for the intercompany equipment loans at December 31, 2010 was 7.09%.
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
     The estimated net realizable value of intercompany notes outstanding with the Company’s subsidiaries in continuing operations was $153.2 million and $149.8 million as of September 30, 2010 and December 31, 2010, respectively. All intercompany notes are eliminated in consolidation and are not reflected on the Company’s consolidated balance sheet.
     Retained Obligations Subsequent to Disposition. Included in discontinued operations are certain liabilities that the Company has retained upon the disposition of the related entity. As the Company’s hospitals are organized as partnerships, upon disposition of the related operations, assets and certain liabilities, the partnerships are responsible for the resolution of outstanding payables, remaining obligations, including those related to cost reports, medical malpractice and other obligations and wind down of the respective tax filings of the partnership. The partnerships are also responsible for any unknown liabilities that may arise. The Company has reported all known obligations in its consolidated balance sheets as of December 31, 2010 and September 30, 2010. However, as the ultimate resolution of the outstanding payables and obligations may take in excess of one year, our estimates may prove incorrect and result in the Company paying amounts in excess of those recorded at the respective balance sheet date.
     Retained Cash Balance. At December 31, 2010 the Company had $158.5 million in cash related to continuing operations and $45.4 million in cash related to discontinued operations. The Company expects to retain approximately $156.4 million of the $158.5 million cash in continuing operations after it distributes cash from certain hospital partnerships to itself and the minority owners of those partnerships. As of December 31, 2010 the Company’s estimate of total potential cash distributions to the Company from discontinued operations after it distributes cash from the respective hospital partnerships is approximately $25.7 million after taking into account distributions to minority owners, the liquidation of all assets and the settlement of all known liabilities, but does not take into account any unknown contingent liabilities related to the discontinued operations. The estimate of total cash distributions to the Company may change as it updates its estimates. There can be no assurance when the distributions to the Company from discontinued operations may take place, but it may be over an extended period of time. Any cash retained will be used to fund working capital and repay outstanding debt, which is due in full in November 2011.
Disclosure About Critical Accounting Policies
     Our accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010. During the first three months of fiscal 2011 we adopted a new accounting policy as discussed in Note 2 — Recent Accounting Pronouncements to our consolidated financial statements. The adoption of this new accounting policy did not have a material impact on our consolidated financial statements.
Forward-Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and our other filings with the SEC, including the discussion of risk factors in Item 1A. Risk Factors in this report and our Annual Report on Form 10-K for the year ended September 30, 2010, before making an investment decision with respect to our equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. The Company disposed of its minority interest in a hospital that maintained a cash flow hedge on October 1, 2010. As a result, the Company does not have outstanding any derivatives at December 31, 2010. There was no material change in our policy for managing risk related to variability in interest rates, commodity prices, other relevant market rates and prices during the first three months of 2011. See Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for further discussions about market risk.
Interest Rate Risk
     Our Amended Credit Facility borrowings expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of our Credit Facility was $58.9 million at December 31, 2010. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.1 million during the three month period ended December 31, 2011.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2010, that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. See Note 7 — Contingencies and Commitments to the consolidated financial statements included in this report.
Item 1A. Risk Factors
     Information concerning certain risks and uncertainties appears under the heading “Forward-Looking Statements” in Part I, Item 2 of this report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010. You should carefully consider these risks and uncertainties before making an investment decision with respect to our securities. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.
     During the period covered by this report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010 or filings subsequently made with the Securities and Exchange Commission.
Item 6. Exhibits

Exhibit No.	Description

2.1	Membership Interest Purchase Agreement effective as of November 1, 2010 by and among Southwest Arizona Heart and Vascular Center, LLC and MedCath Partners, LLC(1)

2.2	Amendment to the Asset Purchase Agreement dated as of October 29, 2010 by and between St. David’s Healthcare Partnership, L.P., LLC and Heart Hospital IV, L.P. (1)

Exhibit No.	Description

2.3	Asset Purchase Agreement dated as of November 5, 2010 by and between Methodist Healthcare System of San Antonio, LTD., L.L.P. and Heart Hospital of San Antonio, LP(2)

3.1	Amended and Restated Bylaws of MedCath Corporation(3)

10.1*	Amendment to Employment Agreement dated and effective December 30, 2010 by and between MedCath Corporation and O. Edwin French

10.2*	Amendment to Employment, Confidentiality and Non-Compete Agreement dated April 29, 2010 by and between MedCath Corporation and James A. Parker

10.3*	Amendment to Employment, Confidentiality and Non-Compete Agreement dated and effective December 30, 2010 by and between MedCath Corporation and James A. Parker

10.4*	Employment, Confidentiality and Non-Compete Agreement effective October 29, 2009 by and between MedCath Incorporated and Daniel Perritt

10.5*	Form of Indemnification Agreement entered into by MedCath with each of its directors and officers(4)

10.6	Call Agreement dated as of October 4, 2010 by and among Hualapai Mountain Medical Center Management, Inc. and the undersigned Investor Members of Hualapai Mountain Medical Center, LLC.(3)

10.7*	Release and Separation Agreement dated as of November 11, 2010 by and between David Bussone and MedCath Corporation(5)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or agreement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 4, 2010.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 9, 2010.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 26, 2010.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 15, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION
Dated: February 9, 2011	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JAMES A. PARKER
James A. Parker
Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Membership Interest Purchase Agreement effective as of November 1, 2010 by and among Southwest Arizona Heart and Vascular Center, LLC and MedCath Partners, LLC(1)

2.2	Amendment to the Asset Purchase Agreement dated as of October 29, 2010 by and between St. David’s Healthcare Partnership, L.P., LLC and Heart Hospital IV, L.P. (1)

2.3	Asset Purchase Agreement dated as of November 5, 2010 by and between Methodist Healthcare System of San Antonio, LTD., L.L.P. and Heart Hospital of San Antonio, LP(2)

3.1	Amended and Restated Bylaws of MedCath Corporation(3)

10.1*	Amendment to Employment Agreement dated and effective December 30, 2010 by and between MedCath Corporation and O. Edwin French

10.2*	Amendment to Employment, Confidentiality and Non-Compete Agreement dated April 29, 2010 by and between MedCath Corporation and James A. Parker

10.3*	Amendment to Employment, Confidentiality and Non-Compete Agreement dated and effective December 30, 2010 by and between MedCath Corporation and James A. Parker

10.4*	Employment, Confidentiality and Non-Compete Agreement effective October 29, 2009 by and between MedCath Incorporated and Daniel Perritt

10.5*	Form of Indemnification Agreement entered into by MedCath with each of its directors and officers(4)

10.6	Call Agreement dated as of October 4, 2010 by and among Hualapai Mountain Medical Center Management, Inc. and the undersigned Investor Members of Hualapai Mountain Medical Center, LLC.(3)

10.7*	Release and Separation Agreement dated as of November 11, 2010 by and between David Bussone and MedCath Corporation(5)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or agreement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 4, 2010.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 9, 2010.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 26, 2010.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 15, 2010.