Form 10-Q
period 2011-03-31
MEDCATH CORP
filed 2011-05-10
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
As of May 5, 2011, there were 20,327,467 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31,	September 30,
	2011	2010

Current assets:
Cash and cash equivalents	$119,735	$33,141
Accounts receivable, net	49,748	43,811
Income tax receivable	—	6,188
Medical supplies	10,373	10,550
Deferred income tax assets	8,500	13,247
Prepaid expenses and other current assets	12,949	13,453
Current assets of discontinued operations	46,619	47,920

Total current assets	247,924	168,310
Property and equipment, net	153,469	182,222
Other assets	18,484	24,716
Non-current assets of discontinued operations	1,152	119,290

Total assets	$421,029	$494,538

Current liabilities:
Accounts payable	$16,633	$15,716
Income tax payable	3,205	—
Accrued compensation and benefits	14,775	16,418
Other accrued liabilities	15,503	16,663
Current portion of long-term debt and obligations under capital leases	32,793	16,672
Current liabilities of discontinued operations	14,174	35,044

Total current liabilities	97,083	100,513
Long-term debt	—	52,500
Obligations under capital leases	5,191	6,500
Other long-term obligations	2,804	5,053
Long-term liabilities of discontinued operations	—	35,968

Total liabilities	105,078	200,534

Commitments and contingencies (See Note 7)

Redeemable noncontrolling interest	7,356	11,534

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,281,828 issued and 20,327,467 outstanding at March 31, 2011 22,423,666 issued and 20,469,305 outstanding at September 30, 2010	216	216
Paid-in capital	458,573	457,725
Accumulated deficit	(116,247)	(139,791)
Accumulated other comprehensive loss	—	(444)
Treasury stock, at cost; 1,954,361 shares at March 31, 2011 and September 30, 2010	(44,797)	(44,797)

Total MedCath Corporation stockholders’ equity	297,745	272,909
Noncontrolling interest	10,850	9,561

Total equity	308,595	282,470

Total liabilities and equity	$421,029	$494,538

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Net revenue	$97,163	$96,777	$186,063	$184,607
Operating expenses:
Personnel expense	33,859	33,150	66,313	64,786
Medical supplies expense	23,189	23,581	42,411	45,688
Bad debt expense	10,006	9,931	19,715	17,437
Other operating expenses	22,843	22,296	46,959	44,640
Pre-opening expenses	—	—	—	866
Depreciation	4,630	6,124	9,517	12,064
Impairment of long-lived assets	19,548	14,700	19,548	14,700
Loss (gain) on disposal of property, equipment and other assets	178	(69)	271	27

Total operating expenses	114,253	109,713	204,734	200,208

Loss from operations	(17,090)	(12,936)	(18,671)	(15,601)
Other income (expenses):
Interest expense	(997)	(1,054)	(2,079)	(1,999)
Interest and other income	50	15	539	85
Gain on sale of unconsolidated affiliates	179	—	15,570	—
Loss on note receiveable	—	(1,507)	—	(1,507)
Equity in net earnings of unconsolidated affiliates	1,258	3,092	1,860	4,608

Total other income (expense), net	490	546	15,890	1,187

Loss from continuing operations before income taxes	(16,600)	(12,390)	(2,781)	(14,414)
Income tax benefit	(7,695)	(5,639)	(3,213)	(6,976)

(Loss) income from continuing operations	(8,905)	(6,751)	432	(7,438)
(Loss) income from discontinued operations, net of taxes	(1,401)	(1,934)	37,727	(3,064)

Net (loss) income	(10,306)	(8,685)	38,159	(10,502)
Less: Net income attributable to noncontrolling interest	(3,189)	(2,524)	(14,615)	(3,364)

Net (loss) income attributable to MedCath Corporation	$(13,495)	$(11,209)	$23,544	$(13,866)

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(12,341)	$(8,970)	$(5,179)	$(10,872)
(Loss) income from discontinued operations, net of taxes	(1,154)	(2,239)	28,723	(2,994)

Net (loss) income	$(13,495)	$(11,209)	$23,544	$(13,866)

(Loss) earnings per share, basic
Loss from continuing operations attributable to MedCath Corporation common stockholders	$(0.61)	$(0.46)	$(0.26)	$(0.55)
(Loss) income from discontinued operations attributable to MedCath Corporation common stockholders	(0.06)	(0.11)	1.43	(0.15)

(Loss) earnings per share, basic	$(0.67)	$(0.57)	$1.17	$(0.70)

(Loss) earnings per share, diluted
Loss from continuing operations attributable to MedCath Corporation common stockholders	$(0.61)	$(0.46)	$(0.26)	$(0.55)
(Loss) income from discontinued operations attributable to MedCath Corporation common stockholders	(0.06)	(0.11)	1.43	(0.15)

(Loss) earnings per share, diluted	$(0.67)	$(0.57)	$1.17	$(0.70)

Weighted average number of shares, basic	20,208	19,829	20,075	19,786
Dilutive effect of stock options and restricted stock	—	—	6	—

Weighted average number of shares, diluted	20,208	19,829	20,081	19,786

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

										Redeemable
					Accumulated					Noncontrolling
					Other				Total	Interest
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Equity	(Temporary
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Interest	(Permanent)	Equity)
Balance, September 30, 2010	22,424	$216	$457,725	$(139,791)	$(444)	1,954	$(44,797)	$9,561	$282,470	$11,534
Stock awards, including cancelations and income tax benefit	24	—	2,854	—	—	—	—	—	2,854	—
Tax withholdings for vested restricted stock awards	(166)	—	(2,006)	—	—	—	—	—	(2,006)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(8,293)	(8,293)	(3,560)
Other transactions impacting noncontrolling interest	—	—	—	—	—	—	—	18	18	31
Exercise of call of noncontrolling interest	—	—	—	—	—	—	—	—	—	(5,700)
Comprehensive loss:
Net income	—	—	—	23,544	—	—	—	9,564	33,108	5,051
Reclassification of amounts included in net income, net of tax benefit (*)	—	—	—	—	444	—	—	—	444	—

Total comprehensive loss									33,552	5,051

Balance, March 31, 2011	22,282	$216	$458,573	$(116,247)	$—	1,954	$(44,797)	$10,850	$308,595	$7,356

(*)	Tax expense was $286 for the six months ended March 31, 2011.
See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2011	2010
Net income (loss)	$38,159	$(10,502)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(37,727)	3,064
Bad debt expense	19,715	17,437
Depreciation	9,517	12,064
Gain on sale of unconsolidated affiliates	(15,570)	—
Loss on disposal of property, equipment and other assets	271	27
Share-based compensation expense	2,854	1,826
Amortization of loan acquisition costs	840	498
Impairment of long-lived assets	19,548	14,700
Equity in earnings of unconsolidated affiliates, net of distributions received	(788)	3,899
Deferred income taxes	(7,886)	(7,701)
Change in assets and liabilities that relate to operations:
Accounts receivable	(25,652)	(23,322)
Medical supplies	177	(1,436)
Prepaid and other assets	(2,106)	(1,656)
Accounts payable and accrued liabilities	(6,836)	2,825

Net cash (used in) provided by operating activities of continuing operations	(5,484)	11,723
Net cash (used in) provided by operating activities of discontinued operations	(8,593)	7,185

Net cash (used in) provided by operating activities	(14,077)	18,908

Investing activities:
Purchases of property and equipment	(781)	(13,595)
Proceeds from sale of property and equipment	428	86
Proceeds from sale of unconsolidated affiliates	32,484	436

Net cash provided by (used in) investing activities of continuing operations	32,131	(13,073)
Net cash provided by (used in) investing activities of discontinued operations	194,616	(2,271)

Net cash provided by (used in) investing activities	226,747	(15,344)

Financing activities:
Repayments of long-term debt	(36,397)	(7,813)
Repayments of obligations under capital leases	(1,291)	(892)
Distributions to noncontrolling interest	(5,229)	(7,970)
Investment by noncontrolling interest	—	109
Sale of equity interest in subsidiary	—	140
Tax withholding of vested restricted stock awards	(2,397)	(253)

Net cash used in financing activities of continuing operations	(45,314)	(16,679)
Net cash used in financing activities of discontinued operations	(52,327)	(10,702)

Net cash used in financing activities	(97,641)	(27,381)

Net increase (decrease) in cash and cash equivalents	115,029	(23,817)
Cash and cash equivalents:
Beginning of period	47,030	61,701

End of period	$162,059	$37,884

Cash and cash equivalents of continuing operations	119,735	23,679
Cash and cash equivalents of discontinued operations	42,324	14,205
See notes to unaudited consolidated financial statements

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
1. Business and Basis of Presentation
     MedCath Corporation (the “Company”) primarily focuses on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians. As of March 31, 2011, the Company had ownership interests in and operated six hospitals, including five in which the Company owned a majority interest.
     As noted below under “Our Strategic Options Review Process” during the quarter ended December 31, 2010, the Company sold three of its majority owned hospitals that were classified as discontinued operations and its equity interest in one of its minority owned hospitals. As a result, the Company currently owns interests in six hospitals. Each of the Company’s majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a majority focus on cardiovascular care. Each of the Company’s hospitals has a 24-hour emergency room staffed by emergency department physicians. The Company’s six hospitals that currently comprise continuing operations have 533 licensed beds and are located in: Arizona, Arkansas, California, Louisiana, New Mexico, and Texas.
     The Company accounts for all but one of its owned and operated hospitals as consolidated subsidiaries. The Company owns a noncontrolling interest in Harlingen Medical Center as of March 31, 2011. Therefore, the Company is unable to consolidate this hospital’s results of operations and financial position, but rather is required to account for its noncontrolling interest in this hospital as an equity-method investment.
     In addition to the hospitals, the Company currently owns and/or manages seven cardiac diagnostic and therapeutic facilities. Six of these facilities are located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The Company also operates two mobile cardiac catheterization laboratories which operate on set routes and offer only diagnostic procedures. The Company refers to its diagnostics division as “MedCath Partners.” The majority of the assets of MedCath Partners division were sold on May 4, 2011. See Note 15.
     During fiscal 2010 and fiscal 2011, the Company entered into definitive agreements to sell its interests in Arizona Heart Hospital (“AzHH”), Heart Hospital of Austin (“HHA”) and TexSan Heart Hospital (“TexSan”) whose assets, liabilities, and operations are included within discontinued operations. AzHH, HHA and TexSan were sold on October 1, 2010, November 1, 2010 and December 31, 2010, respectively. The results of operations of these entities are reported as discontinued operations for all periods presented. See Note 3. At March 31, 2011, MedCath Partners Division did not qualify for discontinued operations treatment.
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     Basis of Presentation — The Company’s unaudited interim consolidated financial statements as of March 31, 2011 and for the three and six months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. During the six months ended March 31, 2011, the Company has not made any material changes in the selection or application of its critical accounting policies that were set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
     Long-Lived Assets — Long-lived assets, such as property, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals, how the hospitals are operated in the future, changes in health care industry trends and regulations, and the nature and timing of the ultimate disposition of the assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets, which could change by material amounts in subsequent periods. The impairments recognized do not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals could be significantly less than their impaired value.
     Due to a decline in operating performance at certain hospitals during the first six months of fiscal 2010, the Company performed impairment tests using undiscounted cash flows to determine if the carrying value of each hospital’s long-lived assets were recoverable as of March 31, 2010. The results indicated the current carrying value of the assets at those hospitals were not recoverable. The Company compared the fair value of those assets to their respective carrying values in order to determine the amount of impairment. The Company recognized impairment charges based on the amount each group of assets’ carrying value exceeded its fair value. The Company recorded $14.7 million and $5.2 million of impairment charges to continuing operations and discontinued operations, respectively during the fiscal quarter ended March 31, 2010. In addition, during the second quarter of fiscal 2010, as discussed previously, the Board of Directors formed a Strategic Options Committee to consider the sale either of the Company’s equity or the sale of its individual hospitals and other assets. In addition, the Company retained Navigant Capital Advisors as its financial advisor to assist in this process.
     Throughout the remainder of fiscal 2010 and ongoing, the Company continuously evaluates the operating performance of the various hospitals and also evaluates the expressions of interest received for its ownership interests in the various hospitals. As a result of such period evaluations, the Company recorded an additional $52.2 million in impairment charges during the third and fourth quarters of fiscal 2010 through continuing and discontinued operations. To date, some of these assets have been sold at their carrying value. The impairment charges were recognized in the period that new or updated information pertaining to clear market indications of fair value became available. Such information included valid indications of interest, or signed letters of intent from interested buyers of the underlying assets, or based on updated discounted cash flow models using the Company’s long-term forecasts for the underlying assets. The short-term impact to the Company’s forecasts have been negatively impacted in some markets by the strategic options process as physician recruitment and the ability to implement growth strategies has become increasingly more difficult due to the uncertainty surrounding the process.
     In the first six months of fiscal 2011, two of the Company’s hospitals experienced a decline in operating performance and during the second quarter of 2011 negotiations with certain potential buyers of these facilities, being conducted as a result of the Company’s strategic options process, were terminated. The Company performed impairment tests using undiscounted cash flows to determine if the carrying value of these hospital’s long-lived assets were recoverable as of March 31, 2011. The results indicated the current carrying value of the assets at those hospitals were not recoverable. The Company compared the fair value of those assets to their respective carrying values in order to determine the amount of impairment. The Company recognized impairment charges based on the amount each group of assets’ carrying value exceeded its fair value. The Company recorded $19.5 million of impairment charges to continuing operations during the fiscal quarter ended March 31, 2011.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     See Note 14 for further discussions as to the Company’s determination of fair value.
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
     Recent Accounting Pronouncements
     In August 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided in this ASU is effective as of the beginning of the first fiscal year beginning after December 15, 2010, fiscal 2012 for the Company. The Company is evaluating the potential impacts the adoption of this ASU will have on our consolidated financial statements.
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
     During November 2010, the Company entered into an agreement to sell substantially all of the assets of TexSan for $76.25 million, plus retained working capital. The transaction closed on December 31, 2010 with the Company retaining all accounts receivable and the hospital’s remaining liabilities. In addition, the Company acquired the partnership’s minority investors’ ownership in accordance with the terms of a call option agreement. See Note 7 for further discussion. The gain of $34.3 million has been included in income (loss) from discontinued operations for the six months ended March 31, 2011.
     During September 2010, the Company entered into an agreement to sell its subsidiary that provided consulting and management services tailored primarily to cardiologists and cardiovascular surgeons. Such subsidiary’s operations had historically been included in the Corporate and other division. Such subsidiary was sold in October 2010 for an immaterial loss.
     During August 2010, the Company entered into a definitive agreement to sell certain of the hospital assets and liabilities, plus certain net working capital of AzHH for $32.0 million and the assumption of capital leases of $0.3 million. The transaction closed on October 1, 2010 with the limited liability company which owned AzHH retaining all accounts receivable and the hospital’s remaining liabilities. As part of its assessment of long-lived assets in June 2010, the Company recognized an impairment charge of $5.2 million based on its potential sales value of AzHH. Accordingly, the Company recognized a nominal gain on the sale for the six months ended March 31, 2011.
     During February 2010, the Company entered into an agreement to sell substantially all of the assets of HHA for $83.8 million plus retention of working capital to St. David’s Healthcare Partnership, L.P. The transaction closed on November 1, 2010. The gain of $35.7 million has been included in income (loss) from discontinued operations for the six months ended March 31, 2011.
     During May 2008, the Company sold the net assets of Dayton Heart Hospital (“DHH”) to Good Samaritan Hospital pursuant to a definitive agreement. As of March 31, 2011 and September 30, 2010, the Company had reserved $10.3 million and $9.8 million, respectively, for Medicare outlier payments received by DHH during the year ended September 30, 2004, which are included in current liabilities of discontinued operations in the consolidated balance sheets.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     The Company has entered into transition services agreements with the buyers of certain of its sold assets that extend into fiscal 2011. As a result, the Company entered into a Managed Services Agreement with McKesson Technologies, Inc. (“McKesson”) whereby McKesson would employ the majority of the Company’s information technology employees effective November 1, 2010. In addition, to facilitate collection of outstanding accounts receivable at such entities, on February 11, 2011 the Company entered into a Master Agreement for Revenue Cycle Outsourcing with Dell Marketing L.P. (“Dell”) whereby Dell would assume the responsibility for collection of outstanding accounts receivable for our current and disposed of entities. Furthermore, Dell retained the services of certain employees that had been employed by the Company on or before March 7, 2011 and effective March 1, 2011, Dell has sublet certain space that had been previously utilized by Company personnel involved in the collection of accounts receivable.
     The results of operations and the assets and liabilities of discontinued operations included in the consolidated statements of operations and consolidated balance sheets are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Net revenue	$(1,250)	$63,045	$20,754	$122,431
Gain (loss) from dispositions, net	—	—	69,903	—
Loss on early termination of debt	—	—	(11,130)	—
(Loss) income before income taxes	(2,122)	(3,188)	55,640	(4,610)
Income tax (benefit) expense	(721)	(1,254)	17,913	(1,546)

Net (loss) income	(1,401)	(1,934)	37,727	(3,064)
Less: Net loss (income) attributable to noncontrolling interest	247	(305)	(9,004)	70

Net income (loss) attributable to MedCath Corporation	$(1,154)	(2,239)	$28,723	$(2,994)

	March 31,	September 30,
	2011	2010

Cash and cash equivalents	$42,324	$13,889
Accounts receivable, net	3,934	23,597
Other current assets	361	10,434

Current assets of discontinued operations	$46,619	$47,920

Property and equipment, net	$—	$115,670
Other assets	1,152	3,620

Long-term assets of discontinued operations	$1,152	$119,290

Accounts payable	$12,120	$25,379
Accrued liabilities and current portion of obligations under capital leases	2,054	9,665

Current liabilities of discontinued operations	$14,174	$35,044

Long-term debt	$—	$35,302
Other long-term obligations	—	666

Long-term liabilities of discontinued operations	$—	$35,968

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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     Included in discontinued operations are certain liabilities that the Company has retained upon the disposition of the related entity. Because the Company’s hospitals are organized as partnerships, upon disposition of the related operations, assets and certain liabilities, the partnerships are responsible for the resolution of outstanding payables, remaining obligations, including those related to cost reports, medical malpractice and other obligations and wind down of the respective tax filings of the partnership. The partnerships are also responsible for any unknown liabilities that may arise. The Company has reported all known obligations in its consolidated balance sheets as of March 31, 2011 and September 30, 2010.
4. Accounts Receivable
Accounts receivable, net, consists of the following:

	March 31,	September 30,
	2011	2010
Receivables, principally from patients and third-party payors	$119,152	$103,314
Receivables, principally from billings to hospitals for various cardiovascular procedures	1,237	1,027
Other	3,125	2,555

	123,514	106,896
Less allowance for doubtful accounts	(73,766)	(63,085)

Accounts receivable, net	$49,748	$43,811

5. Investments in Affiliates
     The Company’s determination of the appropriate consolidation method to follow with respect to investments in affiliates is based on the amount of control the Company has and the ownership level in the underlying entity. Investments in entities that the Company does not control, but over whose operations the Company has the ability to exercise significant influence (including investments where the Company has a less than 20% ownership) are accounted for under the equity method. The Company additionally considers if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations the Company does not control. At March 31, 2011, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method. At March 31, 2011, the Company owns a noncontrolling interest in Harlingen Medical Center and certain diagnostic ventures and partnerships, for which the Company neither has substantive control over the ventures nor is the primary beneficiary. These investments are included in Other Assets on the consolidated balance sheets.
     On January 1, 2011, MedCath Partners sold its 14.8% equity interest in Central New Jersey Heart Services, LLC for $0.6 million and recognized a gain of $0.2 million.
     On November 1, 2010, the Company sold its equity interest in Southwest Arizona Heart and Vascular Center, LLC for $7.0 million. The Company recognized a $1.8 million write down of its investment in the fourth quarter of fiscal 2010 to record the Company’s investment in such business at its net realizable value expected from the sale proceeds. Prior to its disposition, the Company had accounted for its investment in Southwest Arizona Heart and Vascular Center, LLC using the equity method of accounting.
     On October 1, 2010, the Company sold its interest in Avera Heart Hospital of South Dakota for $25.1 million to Avera McKennan whereby Avera McKennan purchased a MedCath subsidiary which was the indirect owner of a one-third ownership interest. Prior to its disposition, the Company had accounted for its investment in Avera Heart Hospital of South Dakota using the equity method of accounting. The Company recognized a gain on the disposition of $15.4 million. The Company’s investment in Avera Heart Hospital of South Dakota reflected its proportionate share of an interest rate swap that the hospital had entered into. The cumulative unrealized loss of $0.5 million (net of taxes) was reclassified from Other Comprehensive Income as part of the gain in connection with the sale of the Company’s ownership interest.
     During February 2010, MedCath Partners Division of the Company sold its 15.0% interest in Wilmington Heart Services, LLC for $0.4 million, resulting in an immaterial loss.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     The following tables represent summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method (for those entities in which the Company has disposed of its interest, the operating activities have been included through their respective date of disposition):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Net revenue	$34,935	$59,390	$70,903	$115,173
Income from operations	$7,172	$15,116	$13,597	$23,666
Net income	$5,217	$12,885	$9,657	$18,979

	March 31,	September 30,
	2011	2010

Current assets	$33,094	$58,690
Long-term assets	$75,953	$144,402
Current liabilities	$13,308	$23,922
Long-term liabilities	$96,955	$121,524
6. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	September 30,
	2011	2010

Amended Credit Facility	$30,166	$66,563
Less current portion	(30,166)	(14,063)

Long-term debt	$—	$52,500

     Senior Secured Credit Facility — During November 2008, the Company amended and restated its then outstanding senior secured credit facility (the “Amended Credit Facility”). The Amended Credit Facility provided for a three-year term loan facility in the amount of $75.0 million (the “Term Loan”) and a revolving credit facility in the amount of $85.0 million (the “Revolver”), which included a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit (of which $1.7 million were outstanding as of March 31, 2011 and September 30, 2010) and a $10.0 million sub-limit for swing-line loans. Borrowings under the Amended Credit Facility, excluding swing-line loans, bore interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. At March 31, 2011 the Term Loan bore interest at 3.25%. The $30.2 million and $66.6 million outstanding under the Amended Credit Facility at March 31, 2011 and September 30, 2010, respectively, related to the Term Loan. On May 9, 2011, the Company repaid the $30.2 million outstanding amount of the Term Loan. No amounts were outstanding under the Revolver as of March 31, 2011 and September 30, 2010. On May 9, 2011 concurrent with the repayment of the Term Loan, the Amended Credit Facility was terminated. See Note 15.
     The Amended Credit Facility required compliance with certain financial covenants including a consolidated senior secured leverage ratio test, a consolidated fixed charge coverage ratio test and a consolidated total leverage ratio test. The Amended Credit Facility also contained customary restrictions on, among other things, the Company and subsidiaries’ ability to incur liens; engage in mergers, consolidations and sales of assets; incur debt; declare dividends; redeem stock and repurchase, redeem and/or repay other debt; make loans, advances and investments and acquisitions; and enter into transactions with affiliates.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     The Amended Credit Facility contained events of default, including cross-defaults to certain indebtedness, change of control events, and other events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, the Company could be required to immediately repay all outstanding amounts under the Amended Credit Facility.
     The Company was required to make mandatory prepayments of principal in specified amounts upon the occurrence of certain events identified in the Amended Credit Facility and was permitted to make voluntary prepayments of principal under the Amended Credit Facility. The Term Loan was subject to amortization of principal in quarterly installments, which began March 31, 2010. The maturity date of both the Term Loan and the Revolver is November 10, 2011. However, the Term Loan was paid in full on May 9, 2011 and the facility was terminated. See Note 15.
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
     In addition to the quarterly installments, during the three and six months ended March 31, 2011, the Company paid $26.8 million and $31.9 million, respectively, using net cash proceeds from asset dispositions. The Revolver including letters of credit will not be permitted to remain outstanding after the full repayment of the Term Loan. The First Amendment also provided for a reduction in amount of the Revolver from $85 million to $59.5 million as of the date of the First Amendment. As noted under the terms of the First Amendment, the Revolver was further reduced to $27.6 million at March 31, 2011 for mandatory repayment of principal using net cash proceeds from asset dispositions. Under terms of the First Amendment, the fixed charge coverage ratio was not required to be tested at September 30, 2010 or December 31, 2010, and was tested at March 31, 2011.
     Debt Covenants —As of March 31, 2011 and September 30, 2010, the Company was in compliance with all covenants governing its outstanding debt.
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
7. Contingencies and Commitments
     Put and Call Options — During August 2010, the Company entered into a put/call agreement with the minority shareholders of one of its hospitals, whereby call and put options were added relative to the Company’s noncontrolling interest in the hospital. The call allowed the Company to acquire all of the noncontrolling interest in the hospital owned by physician investors for the net amount of the physician investors’ unreturned capital contributions adjusted upward for any proportionate share of additional proceeds upon a disposition transaction. The put allowed the Company’s noncontrolling shareholders in the hospital to put their shares to the Company for the net amount of the physician investors’ unreturned capital contributions. The noncontrolling shareholders’ recorded basis in their partnership interest was zero prior to the amendment of this agreement. Accordingly, the Company recognized a redeemable noncontrolling interest of $4.5 million ($2.9 million net of taxes) as of September 30, 2010. During December 2010, the Company exercised its call right and recognized additional redeemable noncontrolling interest of $2.2 million. Furthermore, upon exercise, the Company converted the outstanding balance of the noncontrolling interest in this partnership together with amounts due from the noncontrolling shareholders into a net obligation of $5.7 million, of which $4.6 million was paid during the quarter ended March 31, 2011 and $1.1 million remains in other accrued liabilities as of March 31, 2011.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     During September 2010, the Company entered into a call agreement with other shareholders of one of its hospitals whereby the Company may exercise the call right to purchase the noncontrolling interest owned by physician investors for an amount equal to the net amount of the physician investors unreturned capital contributions ($2.7 million at March 31, 2011 and September 30, 2010).
     In January 2011, the Company entered into an agreement with the noncontrolling shareholders of one of its hospitals whereby the Company obtained the right to sell all or substantially all of the assets of that hospital. Concurrent with such amendment and as a condition thereto, an approval, consent and proxy were obtained from the Company’s noncontrolling members in the hospital. The approval, consent and proxy allows the Company to sell all or substantially all of the assets of that hospital and the Company will pay to the noncontrolling members the net amount of their unreturned capital contributions ($3.5 million at March 31, 2011) adjusted upward for any proportionate share of additional proceeds upon a disposition transaction.
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
     CMS uses recovery audit contractors (“RAC”) to detect Medicare overpayments not identified through existing claims review mechanisms. RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process. The Health Care Reform Laws expanded the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010. The Company believes the claims for reimbursement submitted to the Medicare and Medicaid programs by the Company’s facilities have been accurate, however the Company is unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.
     The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through March 31, 2011. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
     During fiscal years 2008 and 2007, the Company refunded certain reimbursements to CMS related to carotid artery stent procedures performed during prior fiscal years at two of the Company’s hospitals. The U.S. Department of Justice (“DOJ”) initiated an investigation related to the Company’s return of these reimbursements. As a result of the DOJ’s investigation, the Company negotiated settlement agreements with the DOJ whereby the Company paid $0.8 million to settle and obtain releases from any federal civil false claims liability related to the DOJ’s investigation. The DOJ allegations did not involve patient care, and related solely to whether the procedures were properly reimbursable by Medicare. The settlement did not include any finding of wrong-doing or any admission of liability. Both settlement agreements were executed during fiscal 2010.
     In March 2010, the DOJ issued a civil investigative demand (“CID”) pursuant to the federal False Claims Act to one of our hospitals. The CID requested information regarding Medicare claims submitted by our hospital in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2002 to the present. The Company has complied with all information requested by the DOJ for this hospital. The Company is unable to evaluate the outcome of this investigation at this time; however ICD revenue is a material component of total net revenue for this hospital and the results of this investigation could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     In September 2010, the Company received a letter from the DOJ advising it that an investigation is being conducted to determine whether certain of the Company’s other hospitals have submitted claims excluded from coverage. The period of time covered by the investigation is 2003 to the present. The letter states that the DOJ’s data indicate that many of the Company’s hospitals have claims for the implantation of ICD’s which were not medically indicated and/or otherwise violated Medicare payment policy. Management understands that the DOJ has submitted similar requests to many other hospitals and hospital systems across the country as well as to the ICD manufacturers themselves. The Company is fully cooperating with the DOJ, is actively engaged in discussions with the DOJ regarding the issues involved in the investigation and has entered into a tolling agreement with the government in this investigation. The Company has met with the DOJ on one occasion to provide examples of the Company’s documentation for such ICD cases related to one of its other hospitals. To date, the DOJ has not asserted any claim against the Company’s hospitals and the Company expects to continue to have input into the investigation. Because the Company is in the early stages of this investigation, the Company is unable to evaluate the outcome of this investigation. The Company’s total ICD net revenue is a material component of total net patient revenue and the results of this investigation could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
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
     During June 2010 and 2009, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners Division, for each respective fiscal year. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of March 31, 2011 and September 30, 2010, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was $2.5 million and $2.7 million, respectively which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.
     In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. As of October 9, 2010, the Company entered into a guaranteed cost plan for workman’s compensation. The Company was also covered by a guaranteed cost program up to September 2007. From October 2007 through 2010, the Company was self-insured with loss limitations of $250,000 per occurrence with no annual aggregate limits. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $2.5 million and $3.3 million as of March 31, 2011 and September 30, 2010, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance programs of $175,000 per plan participant.
     Commitments — The Company’s consolidated subsidiary hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care and anesthesiology services, among other services. These guarantees extend for the duration of the underlying service agreements. As of March 31, 2011, the maximum potential future payments that the Company could be required to make under these guarantees was $26.5 million through June 2013. At March 31, 2011 the Company had total liabilities of $9.2 million for the fair value of these guarantees, of which $7.0 million is in other accrued liabilities and $2.2 million is in other long term obligations. Additionally, the Company had assets of $9.6 million representing the future services to be provided by the physicians, of which $7.0 million is in prepaid expenses and other current assets and $2.6 million is in other assets.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
8. Earnings per Share Data
     Basic — The calculation of basic earnings per share includes 194,100 and 177,400 of restricted stock units that have vested but as of March 31, 2011 and 2010, respectively, have not been converted into common stock.
     Diluted — The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 854,812 and 975,637 shares of common stock at prices ranging from $9.95 to $33.05, which were outstanding at March 31, 2011 and 2010, respectively, as well as 281,912 and 848,300 shares of restricted stock which were outstanding at March 31, 2011 and 2010, respectively. No options or restricted stock were included in the calculation of diluted earnings per share for the three months ended March 31, 2011, as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of tax. Dilutive options of 5,799 have been included in the calculation of diluted earnings (loss) per share for the six months ended March 31, 2011. Of the outstanding stock options, 824,000 options have not been included in the calculation of diluted earnings per share for the six months ended March 31, 2011, because the options were anti-dilutive. No options or restricted stock were included in the calculation of diluted earnings per share for the three and six months ended March 31, 2010, as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of tax.
9. Stock Based Compensation
     Compensation expense from the grant of equity awards made to employees and directors are recognized based on the estimated fair value of each award over each applicable awards vesting period. The Company estimates the fair value of equity awards on the date of grant using, either an option-pricing model for stock options or the closing market price of the Company’s stock for restricted stock and restricted stock units. Stock based compensation expense is recognized on a straight-line basis over the requisite service period for the awards that are ultimately expected to vest. Stock based compensation expense recorded during the three and six months ended March 31, 2011 was $0.9 million and $2.9 million, respectively. The associated tax benefits related to the compensation expense recognized for the three and six months ended March 31, 2011 was $0.4 million and $1.1 million, respectively. Stock based compensation expense recorded during the three and six months ended March 31, 2010 was $1.2 million and $1.8 million, respectively. The associated tax benefits related to the compensation expense recognized for the three and six months ended March 31, 2010 was $0.5 million and $0.7 million, respectively.
     Stock Options
     The following tables summarize the Company’s stock option activity:

	For the Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	913,812	$21.89	986,637	$22.23

Cancelled	(59,000)	22.27	(11,000)	29.49

Outstanding stock options, end of period	854,812	$21.86	975,637	$22.14

	For the Six Months Ended
	March 31, 2011		March 31, 2010
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	932,137	$21.89	1,027,387	$22.25

Cancelled	(77,325)	22.16	(51,750)	24.33

Outstanding stock options, end of period	854,812	$21.86	975,637	$22.14

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     Restricted Stock Awards
     During the three and six months ended March 31, 2011, the Company did not grant any shares of restricted stock to employees. During the three and six months ended March 31, 2010, the Company granted to employees 32,235 and 401,399 shares of restricted stock, respectively. Restricted stock granted to employees, excluding executives of the Company, vest annually on December 31 over a three year period. Executives of the Company (defined by the Company as vice president or higher) received two equal grants of restricted stock. The first grant vests annually in equal installments on December 31 over a three year period. The second grant vests annually on December 31 over a three year period if certain performance conditions are met. All unvested restricted stock granted to employees becomes fully vested upon a change in control of the Company as defined in the Company’s 2006 Stock Option and Award Plan. During the three and six months ended March 31, 2011, the Company granted 43,200 shares of restricted stock units to directors. During the three and six months ended March 31, 2010, the Company granted 89,600 shares of restricted stock units to directors. Restricted stock units granted to directors are fully vested at the date of grant and are paid in shares of common stock upon each applicable director’s termination of service on the board. At March 31, 2011, the Company had $1.4 million of unrecognized compensation expense associated with restricted stock awards.
     The following tables summarize the Company’s restricted stock award activity:

	For the Three Months Ended
	March 31, 2011		March 31, 2010
	Number of		Number of
	Restricted	Weighted-	Restricted	Weighted-
	Stock Awards	Average	Stock Awards	Average
	and Units	Grant Price	and Units	Grant Price
Outstanding restricted stock awards and units, beginning of period	460,305	$7.99	923,270	$8.54

Granted	43,200	13.89	121,835	8.01
Vested	(11,192)	7.97	(13,700)	7.33
Cancelled	(16,301)	7.78	(5,705)	9.21

Outstanding restricted stock awards and units, end of period	476,012	$8.53	1,025,700	$8.49

	For the Six Months Ended
	March 31, 2011		March 31, 2010
	Number of		Number of
	Restricted	Weighted-	Restricted	Weighted-
	Stock Awards	Average	Stock Awards	Average
	and Units	Grant Price	and Units	Grant Price
Outstanding restricted stock awards and units, beginning of period	884,285	$8.67	654,327	$9.64

Granted	43,200	13.89	490,999	7.24
Vested	(435,172)	9.38	(103,895)	9.04
Cancelled	(16,301)	7.78	(15,731)	9.10

Outstanding restricted stock awards and units, end of period	476,012	$8.53	1,025,700	$8.49

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
10. Reportable Segment Information
     At March 31, 2011, the Company’s reportable segments consist of the Hospital Division and the MedCath Partners Division.
     Financial information concerning the Company’s operations by each of the reportable segments as of and for the periods indicated is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Net revenue:
Hospital Division	$94,996	$93,881	$181,614	$178,263
MedCath Partners Division	2,057	2,786	4,285	6,122
Corporate and other	110	110	164	222

Consolidated totals	$97,163	$96,777	$186,063	$184,607

(Loss) income from operations:
Hospital Division	$(13,621)	$(9,363)	$(9,616)	$(9,381)
MedCath Partners Division	77	(189)	121	(364)
Corporate and other	(3,546)	(3,384)	(9,176)	(5,856)

Consolidated totals	$(17,090)	$(12,936)	$(18,671)	$(15,601)

	March 31,	September 30,
	2011	2010
Aggregate identifiable assets:
Hospital Division	$266,515	$414,656
MedCath Partners Division	10,314	20,210
Corporate and other	144,200	59,672

Consolidated totals	$421,029	$494,538

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
     On May 4, 2011, the Company sold substantially all the assets of the MedCath Partners Division.
     The Hospital Division assets include $46.3 million and $165.7 million of assets related to discontinued operations as of March 31, 2011 and September 30, 2010, respectively.
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
12. Comprehensive (Loss) Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Net (loss) income	$(10,306)	$(8,685)	$38,159	$(10,502)
Changes in fair value of interest rate swap, net of tax benefit	—	(24)	—	32
Reclassification of amounts included in net income, net of tax expense	—	—	444	—

Comprehensive (loss) income	(10,306)	(8,709)	38,603	(10,470)
Less: Net income attributable to noncontrolling interest	(3,189)	(2,524)	(14,615)	(3,364)

Comprehensive (loss) income attributable to MedCath Corporation common stockholders	$(13,495)	$(11,233)	$23,988	$(13,834)

13. Property and Equipment

	March 31,	September 30,
	2011	2010

Land	$16,518	$17,635
Buildings	137,577	149,897
Equipment	149,918	163,746
Construction in progress	83	25

Total, at cost	304,096	331,303
Less accumulated depreciation	(150,627)	(149,081)

Property and equipment, net	$153,469	$182,222

     The Company recorded $19.5 million of impairment charges to the consolidated statement of operations during the second quarter ended March 31, 2011. See Note 1 for further discussion related to these impairment charges.
14. Fair Value Measurements
     The Company’s non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used and long-lived assets held for sale (including investments in affiliates). Fair values are determined as follows:
•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities.

•	Level 2 inputs utilize data points that are observable, such as independent third party market offers.

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of discounted cash flows or third party appraisals.

				Impairment
				for the three
	Quoted		Significant	and six month
	Market	Significant Other	Unobservable	period ended
	Price	Observable Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2011
Long-lived assets held and used	$—	$—	$44,700	$(19,548)

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
     As described in Note 1, the Company recorded an impairment charge of $19.5 million for the write-down of buildings and equipment in the Hospital Division. The charge relates to two of the Company’s hospitals in which there was a decline in the estimated fair value of fixed assets based on market based sales of comparable assets as well as a decline in estimated discounted cash flows.
     Based on Level 2 inputs, the fair value of long-term debt, including the current portion, at March 31, 2011 approximates the carrying value. Based on Level 2 inputs, the fair value of long-term debt, including the current portion, at September 30, 2010 was $108.1 million ($41.5 million related to discontinued operations) as compared to carrying values of $101.2 million ($34.6 million related to discontinued operations). The fair value of the Company’s variable rate debt was determined to approximate its carrying value due to the underlying variable interest rates.
     The Company’s cash equivalents are measured utilizing Level 1 inputs.
15. Subsequent Events
     On May 4, 2011 the Company sold the majority of the assets of its MedCath Partners division to DLP Healthcare, a joint venture of LifePoint Hospitals and Duke University Health System. The transaction valued the assets acquired at $25.0 million and involved the sale of certain North Carolina-based assets related to the operation of cardiac catheterization laboratories in North Carolina. MedCath will retain working capital related to the assets sold and will also retain assets related to cath labs leased to two health care systems outside of North Carolina as well as its minority ownership in Coastal Carolina Heart. Further, MedCath will retain certain assets and liabilities arising from this business that arose before closing.
     On May 5, 2011 the Company sold its’ 9.2% membership interest in Coastal Carolina Heart for $5.0 million to New Hanover Regional Medical Center.
     On May 9, 2011 the Company used the net proceeds from the sale of MedCath Partners assets, along with available cash, to repay the $30.2 million outstanding under its credit facility and also terminated the facility on that date.
     On May 9, 2011, the Company announced it had entered into definitive agreements to sell its’ equity in Arkansas Heart Hospital and, along with it physician partners, to sell certain assets and liabilities of Heart Hospital of New Mexico (the “Transactions”). The closing of the Transactions is conditioned upon, among other customary conditions, approval of the holders of a majority of the shares of the Company’s common stock. The Company anticipates that it will receive approximately $60.0 million from the sale of its’ equity in AHH after the payment of taxes and closing costs and approximately $62.0 million from the sale of HHNM after liquidation of retained net working capital and the payment of taxes and closing costs.
     In addition to seeking shareholder approval of the Transactions, the Company will simultaneously seek approval of a plan of dissolution. Upon adoption of the plan of dissolution (the “Dissolution”), the Company will wind up its affairs and distribute its assets in the form of a distribution to shareholders.
     The Company’s shareholders are urged to read the proxy statement which the Corporation anticipates it will file with the Securities and Exchange Commission during its’ third fiscal quarter ending June 30, 2011 because it will contain important information about the Transactions, the Dissolution, the solicitation of proxies and related matters. The proxy statement will be available for free at the Securities and Exchange Commission’s website and from the Company.

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
Overview
     General. We are a healthcare provider focused primarily on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. As noted below, during the first quarter of fiscal 2011, we sold three of our majority owned hospitals and our equity interest in one of our minority owned hospitals. As a result, at March 31, 2011, we currently own interests in six hospitals, with a total of 533 licensed beds, of which 489 are staffed and available, and that are located in: Arizona, Arkansas, California, Louisiana, New Mexico and Texas. Each of our majority-owned hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a majority focus on cardiovascular care. Each of our hospitals has a 24-hour emergency room staffed by emergency department physicians.
     In addition to our hospitals, we previously owned or managed seven cardiac diagnostic and therapeutic facilities. Six of these facilities were located at hospitals operated by other parties. These facilities offer invasive diagnostic and, in some cases, therapeutic procedures. The remaining facility is not located at a hospital and offers only diagnostic procedures. The Company also operated two mobile cardiac catheterization laboratories which operate on set routes and offer only diagnostic procedures. We refer to our diagnostics division as “MedCath Partners.” On May 4, 2011, the Company sold substantially all the assets of MedCath Partners to DLP Healthcare.
     On March 1, 2010, we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of the Company or the sale of our individual hospitals and other assets. We retained Navigant Capital Advisors as our financial advisor to assist in this process. Since announcing the exploration of strategic alternatives on March 1, 2010, we have completed several transactions, including the disposition of Arizona Heart Hospital, the disposition of our wholly owned subsidiary that held 33.3% ownership of Avera Heart Hospital of South Dakota, the disposition of Heart Hospital of Austin, the disposition of our approximate 27.0% ownership interest in Southwest Arizona Heart and Vascular, LLC, and the disposition of TexSan Heart Hospital. Since the completion of these sales, we have received $113.9 million in total cash proceeds and currently estimate that we may receive an additional $25.0 million after we complete the liquidation of any remaining working capital and the estimated payment of income taxes for the legal entities we continue to own, but prior to any estimate for any unknown liabilities/contingencies. This estimate will be updated periodically during the wind-down of these entities.
     Since March 1, 2010, we have incurred approximately $11.9 million in expenses directly related to the strategic options process. These costs include legal, consulting, board fees, retention bonuses and closing costs related to transactions. Our strategic options costs will continue to be material and we may incur material costs related to contingencies that are currently unknown.
     We cannot assure our investors that our continuing efforts to enhance stockholder value will be successful, or whether future transactions will involve a sale of the Company, a sale of our individual hospitals or other assets, or a combination of these alternatives. We continue to consider all practicable alternatives to maximize stockholder value. Although the strategic options process is on-going and expected to continue throughout fiscal 2011 and potentially beyond, we have begun to consider a number of scenarios for distributing available cash to our stockholders such as special cash dividends and/or distributions to stockholders following future sales of individual hospitals or other assets or, in the context of a dissolution. If our common equity is sold in a merger or other similar transaction, then stockholders would receive consideration in exchange for their shares in accordance with the terms of that transaction.

     Many unknown variables, including those related to seeking any approvals which may be required, will affect the amount, timing and mechanics of any potential distributions to stockholders. Until further progress is made in the strategic options process, we are unable to determine the approach that best meets the interests of our stockholders. Final amounts available to stockholders will be diminished by asset and corporate wind-down related operating and other expenses, continued debt service obligations, tax treatment, inability to collect all amounts owed to us and any required reserves to address liabilities, including retained and contingent liabilities and/or other unforeseen events.
     Revenue Sources by Division. The largest percentage of our net revenue is attributable to our hospital division. On May 4, 2011, the Company sold the majority of its assets of the MedCath Partners Division. The following table sets forth the percentage contribution of each of our consolidating divisions to consolidated net revenue in the periods indicated below.

	Three Months Ended March 31,		Six Months Ended March 31,
Division	2011	2010	2011	2010
Hospital	97.8%	97.0%	97.6%	96.6%
MedCath Partners	2.1%	2.9%	2.3%	3.3%
Corporate and other	0.1%	0.1%	0.1%	0.1%

Net Revenue	100.0%	100.0%	100.0%	100.0%

     Revenue Sources by Payor. We receive payments for our services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations and our patients directly. Generally, our net revenue is impacted by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since cardiovascular disease disproportionately affects those age 55 and older, the proportion of net revenue we derive from the Medicare program is higher than that of most general acute care hospitals.
     The following table sets forth the percentage of consolidated net revenue we earned by category of admitting payor in the periods indicated.

	Consolidated		Consolidated
	Three Months Ended March 31,		Six Months Ended March 31,
Payor	2011	2010	2011	2010
Medicare	51.1%	50.1%	52.3%	52.1%
Medicaid	3.3%	3.8%	4.0%	3.8%
Commercial and other, including self-pay	45.6%	46.1%	43.7%	44.1%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

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

Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	(in thousands except percentages)
			Increase/
			(Decrease)	% of Net Revenue
	2011	2010	%	2011	2010
Net revenue	$97,163	$96,777	0.4%	100.0%	100.0%
Operating expenses:
Personnel expense	33,859	33,150	2.1%	34.8%	34.3%
Medical supplies expense	23,189	23,581	(1.7)%	23.9%	24.4%
Bad debt expense	10,006	9,931	0.8%	10.4%	10.3%
Other operating expenses	22,843	22,296	2.5%	23.5%	23.0%
Depreciation	4,630	6,124	(24.4)%	4.8%	6.2%
Impairment of long-lived assets	19,548	14,700	100.0%	20.1%	15.2%
Loss (gain) on disposal of property, equipment and other assets	178	(69)	(358.0)%	—	(0.1)%

Loss from operations	(17,090)	(12,936)	32.1%	(17.7)%	(13.4)%
Other income (expenses):
Interest expense	(997)	(1,054)	5.4%	(0.9)%	(1.1)%
Interest and other income	50	15	233.3%	0.1%	0.0%
Gain on sale of unconsolidated affiliates	179	—	N/M	0.2%	—
Loss on note receiveable	—	(1,507)	(100.0)%	—	—
Equity in net earnings of unconsolidated affiliates	1,258	3,092	(59.3)%	1.3%	3.2%

Loss from continuing operations before income taxes	(16,600)	(12,390)	34.0%	(17.1)%	(12.8)%
Income tax benefit	(7,695)	(5,639)	36.5%	(7.9)%	(5.8)%

Loss from continuing operations	(8,905)	(6,751)	31.9%	(9.2)%	(7.0)%
Loss from discontinued operations, net of taxes	(1,401)	(1,934)	(27.6)%	(1.4)%	(2.0)%

Net loss	(10,306)	(8,685)	18.7%	(10.6)%	(9.0)%
Less: Net income attributable to noncontrolling interest	(3,189)	(2,524)	26.3%	(3.3)%	(2.6)%

Net loss attributable to MedCath Corporation	$(13,495)	$(11,209)	20.4%	(13.9)%	(11.6)%

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(12,341)	$(8,970)	37.6%	(12.7)%	(9.3)%
Loss from discontinued operations, net of taxes	(1,154)	(2,239)	(48.5)%	(1.2)%	(2.2)%

Net loss	$(13,495)	$(11,209)	20.4%	(13.9)%	(11.6)%

	Three Months Ended March 31,
	2011	2010	% Change
Selected Operating Data (a):
Number of hospitals	5	5
Licensed beds (b)	421	421
Staffed and available beds (c)	380	380
Admissions (d)	4,905	4,918	(0.3)%
Adjusted admissions (e)	7,231	7,257	(0.4)%
Patient days (f)	18,840	18,690	0.8%
Adjusted patient days (g)	28,018	27,626	1.4%
Average length of stay (days) (h)	3.84	3.80	1.0%
Occupancy (i)	55.1%	54.6%
Inpatient catheterization procedures (j)	1,940	2,054	(5.6)%
Inpatient surgical procedures (k)	1,187	1,171	1.4%
Hospital net revenue (in thousands except percentages)	$94,996	$93,881	1.2%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions are a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days are a general measure of combined inpatient and outpatient volume. We compute adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We compute occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Our consolidated net revenue increased 0.4% or $0.4 million, to $97.2 million for the second quarter of fiscal 2011 from $96.8 million for the second quarter of fiscal 2010. Hospital Division net revenue increased 1.2%, or $1.1 million, for the second quarter of fiscal 2011 compared to the same period of fiscal 2010.
     Inpatient net revenue declined approximately 0.9%, while inpatient cases increased 0.4% in the second quarter of fiscal 2011 compared to the same period of the prior year. Inpatient net patient revenue was 69.7% and 70.8% of total net patient revenue for the fiscal quarter ending March 31, 2011 and March 31, 2010, respectively. Total cardiovascular related inpatient net revenue was approximately 65% of total net inpatient revenue for the second fiscal quarter of 2011 versus approximately 70% for the second fiscal quarter of fiscal 2010. The decline in cardiovascular related net revenue as a percentage of total net inpatient revenue is a direct result of the net revenue from Hualapai Mountain Medical Center (“HMMC”), our general acute care hospital which began operations at the beginning of fiscal 2010.
     Our outpatient net patient revenue increased approximately 4.8% during the second quarter of fiscal 2011 compared to the same period of the prior year. Our outpatient cases, excluding emergency department visits, increased 30.3% during the second fiscal quarter ending March 31, 2011 compared to the same period of the prior year. Our emergency department visits increased 6.6% during the second quarter ending March 31, 2011 compared to the same period of the prior year. Our outpatient net revenue benefited from a 58.9% increase in outpatient cases at HMMC, which has seen an increase in cases since it began operations at the beginning of fiscal 2010.
     Net revenue for the second quarter of fiscal 2011 included charity care deductions of $2.4 million compared to charity care deductions of $1.8 million for the second quarter of fiscal 2010. The increase is the result of more uninsured patients applying and qualifying for charity care.
     Personnel expense. Our consolidated personnel expense increased 2.1%, or $0.7 million, to $33.9 million, or 34.8% of net revenue, for the second quarter of fiscal 2011 from $33.2 million, or 34.3% of net revenue, for the second quarter of fiscal 2010.
     The $0.7 million increase in personnel expense is due solely to a $0.7 million increase in medical benefits expense due to an increase in employee medical claims. All other personnel related expenses, including salaries and bonus expense, were flat year over year.
     Medical supplies expense. Our consolidated medical supplies expense decreased 1.7%, or $0.4 million, to $23.2 million for the second quarter of fiscal 2011 from $23.6 million for the second quarter of fiscal 2010.
     The $0.4 million decrease in medical supplies expense is a result of a decline in cardiovascular cases that use high dollar medical supplies and a reduction in sales tax expense on certain medical supplies. We have been able to reduce our overall sales tax expense on medical supplies at certain of our hospitals as a result of a sales tax review completed during the first fiscal quarter of 2011.

     Bad debt expense. Our consolidated bad debt expense increased 0.8%, or $0.1 million, to $10.0 million for the second quarter of fiscal 2011 from $9.9 million for the second quarter of fiscal 2010. As a percentage of net revenue, bad debt expense increased slightly to 10.4% for the second quarter of fiscal 2011 as compared to 10.3% for the comparable period of fiscal 2010.
     Our hospital division net accounts receivable primarily includes amounts due from patients and third-party payors and amounts due for third-party payor settlements. Third-party payor settlements include amounts due related to prior filed cost reports and estimated future cost report filings. Our hospital division net accounts receivable due from patients and third-party payors, excluding amounts due for the settlement of cost reports, was $47.2 million at March 31, 2011 and $46.1 million, at March 31, 2010. Our third-party net accounts payable for the settlement of cost reports was $2.9 million and $1.8 million as of March 31, 2011 and 2010, respectively. Of this amount, $1.8 million and $2.8 million was related to prior fiscal year cost reports as of March 31, 2011 and 2010, respectively.
     We compute our allowance for doubtful accounts based on a liquidation percentage by hospital. This liquidation (or bad debt) percentage is based on a twelve month hindsight analysis computed on a monthly basis while considering any current trends or changes in payor mix that could impact historical collection percentages.
     We reserve for the estimate of uncollectible self-pay accounts at the time the revenue is recognized. As a result, an increase in self-pay admissions will increase the bad debt expense and the allowance for doubtful accounts most significantly in the period in which the service is rendered.
     Our hospital division net patient accounts receivable outstanding by payor group excluding amounts due from third-party payors for the settlement of cost reports as of March 31, 2011 and 2010 was as follows:

	Net Hospital Division Patient
	Accounts Receivable Outstanding
	(in thousands)
Payor Group	March 31, 2011	March 31, 2010
Medicare	$17,862	$16,145
Medicaid (1)	3,647	3,520
Self-pay (2)	5,586	4,962
Commercial & Other	20,122	21,438

Total	$47,217	$46,065

(1)	Medicaid includes accounts receivable that are pending approval from Medicaid.

(2)	Self-pay net accounts receivable includes patients registered as self-pay with no insurance or government program assistance (31.7% and 36.1% of total self-pay net accounts receivable outstanding at March 31, 2011 and 2010, respectively) and the self-pay portion due after insurance and government programs (68.3% and 63.9% of total self-pay net accounts receivable outstanding at March 31, 2011 and 2010, respectively).
     The below table reflects the percentage of hospital division net patient accounts receivable, excluding amounts due for the settlement of cost reports, by aging group as of March 31, 2011:

	Days Outstanding
	As of March 31, 2011
Payor Group	0-30	31-60	61-120	121-150	151-180	+181	Total
Medicare	53.8%	29.1%	27.2%	7.7%	12.7%	4.8%	37.8%
Medicaid (1)	5.3%	8.6%	12.2%	19.9%	13.2%	8.5%	7.7%
Self-pay (2)	1.2%	5.7%	14.6%	22.7%	33.4%	54.2%	11.8%
Commercial & Other	39.7%	56.6%	46.0%	49.7%	40.7%	32.5%	42.7%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Medicaid includes accounts receivable that are pending approval from Medicaid.

(2)	Self-pay net accounts receivable includes patients registered as self-pay with no insurance or government program assistance.

     The below table reflects the percentage of hospital division net patient accounts receivable, excluding amounts due for the settlement of cost reports, by aging group as of March 31, 2010:

	Days Outstanding
	As of March 31, 2010
Payor Group	0-30	31-60	61-120	121-150	151-180	+181	Total
Medicare	54.7%	17.8%	17.3%	5.7%	3.8%	2.7%	35.6%
Medicaid (1)	4.1%	12.6%	12.5%	11.3%	7.6%	10.2%	7.5%
Self-pay (2)	2.8%	8.6%	13.4%	19.2%	17.2%	53.6%	10.8%
Commercial & Other	38.4%	61.0%	56.8%	63.8%	71.4%	33.5%	46.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Medicaid includes accounts receivable that are pending approval from Medicaid.

(2)	Self-pay net accounts receivable includes patients registered as self-pay with no insurance or government program assistance.
     For the quarter ended March 31, 2011, the hospital division provision for bad debts was 61.0% of hospital net patient revenue, compared to 56.1% in the prior year. Our days sales outstanding for our hospital division net accounts receivable, excluding amounts due from third-party payors related to the settlement of cost reports, were 46 and 45 at March 31, 2011 and 2010, respectively.
     Other operating expenses. Our consolidated other operating expenses increased 2.5%, or $0.5 million to $22.8 million for the second quarter of fiscal 2011 from $22.3 million for the second quarter of fiscal 2010.
     Our total other operating expense increased $0.5 million for the second quarter of fiscal 2011 compared to fiscal 2010. The primary increases in operating expenses were increases in professional fees related to our strategic options process, purchased contract services and insurance expense, offset by reductions in net corporate and MedCath Partners personnel related expenses.
     Our hospital division purchased services expense increased approximately $0.6 million at certain of our hospitals as we have entered into new arrangements with healthcare groups, such as anesthesiologist and emergency department physicians, to ensure coverage at these hospitals. This increase in expense is offset by the increase in our emergency department revenue for these facilities. Our insurance expense increased $0.7 million due to an increase in our medical malpractice claims paid and an increase in our coverage limit for directors and officer’s plan due to our strategic options process.
     Our total corporate and our MedCath Partners personnel related expenses; including salaries, benefits, and training have declined approximately $2.6 million during the second quarter of fiscal 2011 compared to the same period of the prior year. This decline is the direct result of our strategic options process as we continue to reduce headcount for our corporate office and our MedCath Partners division as we sell our assets. This decline was offset by a $1.1 million increase in bonus expense related to retention and annual performance bonuses and a $1.2 million increase in outsourcing fees paid for our central business office and our information technology services.
     We incurred approximately $1.3 million in professional fees during the second quarter of fiscal 2011 related to our strategic options process. These costs include legal, consulting and board fees. We began our strategic options process in March of last year and incurred $0.2 million of strategic options expenses during the second quarter of fiscal 2010. Our strategic options costs will continue to be material and we may incur material costs related to contingencies that are currently unknown.
     Depreciation expense. Depreciation expense decreased $1.5 million to $4.6 million for the second quarter of fiscal 2011 from $6.1 million for the second quarter of fiscal 2010. The decrease in depreciation expense is primarily attributable to the decrease in fixed asset depreciable base due to impairments on long-lived assets recorded in the second and fourth quarters of fiscal 2010.
     Impairment expense. Impairment expense increased $4.8 million to $19.5 million for the second quarter of fiscal 2011 from $14.7 million for the second quarter of fiscal 2010. During the second quarter of fiscal 2011, the Company recognized an impairment of property and equipment at two of its hospitals due to declines in operating performance as well as the uncertainty at those hospitals as a result of the Company’s strategic options process. During the second quarter of fiscal 2010, the Company recognized an impairment of property and equipment at one of its hospitals due to declines in operating performance as well as the ongoing review of strategic alternatives for the Company.
     Interest expense. Interest expense decreased $0.1 million to $1.0 million for the second quarter of fiscal 2011 from $1.1 million for the second quarter of fiscal 2010. The decrease in interest expense is principally due to the reduction in amounts outstanding under the Company’s Senior Secured Credit Facility, partially offset by an increase in the amount of assets under capital leases. On May 9, 2011, the Company repaid the entire balance outstanding under the Company’s Senior Secured Credit Facility.
     Gain on sale of equity interests. The gain on sale of equity interests of $0.2 million for the second quarter of fiscal 2011 is related to the sale of our interest in Central New Jersey Heart Services, LLC on January 1, 2011.

     Loss on note receivable. Our corporate and other division entered into a note receivable agreement with a third party during 2008. Certain minority membership interest of one of our hospitals was pledged as collateral to secure the note receivable on behalf of the third party. An impairment of the long-lived assets of the hospital in which the minority membership interest was pledged as collateral for the note receivable was recorded during the second quarter of fiscal 2010 due to sustained losses and insufficient forecasted cash flow. The note receivable was deemed uncollectable and a loss of $1.5 million was recorded in the second quarter of fiscal 2010 due to our determination of the third party’s inability to service the note and the insufficiency of the value of the collateral securing the note.
     Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in unconsolidated hospitals, a hospital realty investment and several ventures within our MedCath Partners Division. The Company owned two unconsolidated hospitals until the disposition of its interest in Avera Heart Hospital of South Dakota (“AHHSD”) on October 1, 2010.
     Equity in net earnings of unconsolidated affiliates decreased during the second quarter of fiscal 2011 to $1.3 million from $3.1 million for the same period of fiscal 2010. AHHSD and Southwest Arizona Heart and Vascular Center, LLC contributed $1.1 million and $1.0 million, respectively, of net earnings during the second quarter of fiscal 2010 and were disposed on October 1, 2010 and November 1, 2010, respectively, resulting in the noted decrease in such equity in net earnings. The Company expects continued decreases due to the disposition of its interest in Central New Jersey Heart Services, LLC on January 1, 2011.
     Income tax benefit. Income tax benefit was $(7.7) million for the second quarter of fiscal 2011 compared to $(5.6) million for the second quarter of fiscal 2010, which represents an effective tax rate of (46.4%) and (45.5%) for the respective periods. The second quarter fiscal 2011 and 2010 effective rate is above our federal statutory rate of 35.0% primarily due to the effect of income allocable to our noncontrolling interests.
     Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes decreased $0.4 million, net of taxes for the second quarter of fiscal 2011 from a loss of $1.9 million, net of taxes, for the comparable period of fiscal 2010. During the second quarter of fiscal 2010, the Company recognized an impairment of $5.2 million to property and equipment at one of its discontinued hospitals due to declines in operating performance as well as the receipt of a third party market offer that indicated impairment existed. Such impairment was partially offset by the operating activities of another of the Company’s discontinued hospitals. During the second quarter of fiscal 2011, the Company has had nominal operating activities related to its discontinued operations.
     Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries increased to $3.2 million for the second quarter of fiscal 2011 from $2.5 million for the comparable period of fiscal 2010.
     We recognize a disproportionate share of losses for certain of our entities. The increase in net income attributable to noncontrolling interest is the result of us absorbing more losses during the current period compared to the prior year. We expect earnings attributable to noncontrolling interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. For a more complete discussion of our accounting for noncontrolling interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Results of Operations
Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010
     Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Six Months Ended March 31,
	(in thousands except percentages)
			Increase/
			(Decrease)	% of Net Revenue
	2011	2010	%	2011	2010
Net revenue	$186,063	$184,607	0.8%	100.0%	100.0%
Operating expenses:
Personnel expense	66,313	64,786	2.4%	35.6%	35.1%
Medical supplies expense	42,411	45,688	(7.2)%	22.8%	24.7%
Bad debt expense	19,715	17,437	13.1%	10.6%	9.4%
Other operating expenses	46,959	44,640	5.2%	25.3%	24.2%
Pre-opening expenses	—	866	(100.0)%	—	0.5%
Depreciation	9,517	12,064	(21.1)%	5.1%	6.5%
Impairment of long-lived assets	19,548	14,700	100.0%	10.5%	8.0%
Loss on disposal of property, equipment and other assets	271	27	903.7%	0.1%	0.0%

Loss from operations	(18,671)	(15,601)	19.7%	(10.0)%	(8.6)%
Other income (expenses):
Interest expense	(2,079)	(1,999)	(4.0)%	(1.0)%	(1.1)%
Interest and other income	539	85	534.1%	0.3%	0.0%
Gain on sale of unconsolidated affiliates	15,570	—	N/M	8.4%	—
Loss on note receiveable	—	(1,507)	(100.0)%	—	(0.8)%
Equity in net earnings of unconsolidated affiliates	1,860	4,608	(59.6)%	1.0%	2.4%

Loss from continuing operations before income taxes	(2,781)	(14,414)	(80.7)%	(1.5)%	(7.9)%
Income tax benefit	(3,213)	(6,976)	(53.9)%	(1.7)%	(3.8)%

Income (loss) from continuing operations	432	(7,438)	(105.8)%	0.2%	(4.0)%
Income (loss) from discontinued operations, net of taxes	37,727	(3,064)	(1331.3)%	20.2%	(1.7)%

Net income (loss)	38,159	(10,502)	(463.3)%	20.5%	(5.7)%
Less: Net income attributable to noncontrolling interest	(14,615)	(3,364)	334.5%	(7.9)%	(1.8)%

Net income (loss) attributable to MedCath Corporation	$23,544	$(13,866)	(269.8)%	12.7%	(7.5)%

	Six Months Ended March 31,
	2011	2010	% Change
Selected Operating Data (a):
Number of hospitals	5	5
Licensed beds (b)	421	421
Staffed and available beds (c)	380	380
Admissions (d)	9,343	9,404	(0.6)%
Adjusted admissions (e)	14,074	13,745	2.4%
Patient days (f)	35,085	35,362	(0.8)%
Adjusted patient days (g)	53,194	51,905	2.5%
Average length of stay (days) (h)	3.76	3.76	(2.1)%
Occupancy (i)	50.7%	51.1%
Inpatients with a catheterization procedure (j)	3,732	3,888	(4.0)%
Inpatient surgical procedures (k)	2,219	2,259	(1.8)%
Hospital net revenue (in thousands except percentages)	$181,614	$178,263	1.9%

(a)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which are accounted for using the equity method or as discontinued operations in our consolidated financial statements.

(b)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(c)	Staffed and available beds represent the number of beds that are readily available for patient use at the end of the period.

(d)	Admissions represent the number of patients admitted for inpatient treatment.

(e)	Adjusted admissions are a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(f)	Patient days represent the total number of days of care provided to inpatients.

(g)	Adjusted patient days are a general measure of combined inpatient and outpatient volume. We compute adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.

(h)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(i)	We compute occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.

(j)	Inpatient catheterization procedures represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.

(k)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.
     Net Revenue. Our consolidated net revenue increased 0.8%, or $1.5 million, to $186.1 million for the six months ended March 31, 2011 from $184.6 million for the six months ended March 31, 2010. Hospital Division net revenue increased 1.9%, or $3.4 million, for the first six months of fiscal 2011 compared to the same period of fiscal 2010.
     Inpatient net revenue was 69.5% of the Hospital Division’s net patient revenue for the first six months of fiscal 2011 compared to approximately 71.2% for the same period of the prior year. Our total inpatient cases were down 0.8% and inpatient net revenue was flat for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. Outpatient net revenue increased 8.2% due to HMMC, our newest hospital which began operations during the first quarter of fiscal.
     Net revenue for the first six months of fiscal 2011 included charity care deductions of $4.5 million compared to charity care deductions of $3.8 million for the first six months of fiscal 2010. The $0.7 million increase is the result of more uninsured patients applying and qualifying for charity care.
     Personnel expense. Our consolidated personnel expense increased 2.4%, or $1.5 million, to $66.3 million for the six months ended March 31, 2011 from $64.8 million for the six months ended March 31, 2010.
     The increase in personnel expense was primarily due to a $1.0 million increase in stock based compensation. As part of the strategic options process and the impact that certain related events may have on non-deductibility of executive compensation, the compensation committee of our Board of Directors waived the performance vesting criteria for certain executive management’s restricted stock shares during the first quarter of fiscal 2011 to ensure the deductibility of the compensation expense for federal corporate income tax purposes. The waiver caused all future stock based compensation related to the shares that would have vested over time as performance criteria were met was recognized during the first quarter of fiscal 2011. The shares subject to the waiver of vesting criteria continue to maintain sell restrictions that will be lifted upon a change in control of the Company. In addition, management updated the estimate on the restricted share forfeiture rate since it is anticipated that the rate of employee turnover will decline as we continue to progress with our strategic options process. We also experienced a $0.9 million increase in expense related to hospital employee healthcare claims. This expense is directly attributed to the number of claims reported during the period. These increases were offset by a decline in salaries and wages and related benefits as we continue to monitor costs to better align these costs with net revenues and as the result of a reduction in management positions within hospital division as we sell our hospital assets.
     Medical supplies expense. Our consolidated medical supplies expense decreased 7.2%, or $3.3 million, to $42.4 million for the first six months of fiscal 2011 from $45.7 million for the first six months of fiscal 2010.
     The decline in medical supplies expense is primarily due to $2.9 million in sales tax refunds at two of our hospitals. Absent the refunds, medical supplies expense decreased $0.4 million year over year due to a decline in procedures being performed that have higher supply costs, such as open heart and ICD procedures, during the first six months of fiscal 2011 compared to the same period of the prior year.

     Bad debt expense. Our consolidated bad debt expense increased 13.1% to $19.7 million for the first six months of fiscal 2011 from $17.4 million for the first six months of fiscal 2010. As a percentage of net revenue, bad debt expense increased to 10.6% for the first six months of fiscal 2011 as compared to 9.4% for the comparable period of fiscal 2010. This increase is attributable to a $5.2 million increase in self-pay revenue for the first six months of fiscal 2011 compared to the same period of the prior year offset by improved collection on accounts receivable during fiscal 2011. Our days sales outstanding for the first six months of fiscal 2011 and fiscal 2010 were 48.
     Other operating expenses. Our consolidated other operating expenses increased 5.2%, or $2.4 million, to $47.0 million for the first six months of fiscal 2011 from $44.6 million for the first six months of fiscal 2010.
     Our corporate and MedCath Partners divisions have experienced a $2.9 million reduction in personnel expenses for salaries, benefits and training. However, this reduction was offset by a $1.3 million increase in bonus expense related to retention programs associated with our strategic options process and the expected attainment of performance goals, and a $1.5 million increase in costs incurred to outsource our central business office and information technology services.
     Our legal and professional fees were $2.6 million higher for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 due to the fees incurred related to our strategic options process. These costs include legal, consulting and board related fees. Our strategic options costs will continue to be material and we may incur material costs related to contingencies that are currently unknown.
     Depreciation expense. Depreciation expense decreased $2.6 million to $9.5 million for the first six months of fiscal 2011 from $12.1 million for the first six months of fiscal 2010. The decrease in depreciation expense is primarily attributable to the decrease in fixed asset depreciable base due to impairments on long-lived assets recorded in the second and fourth quarters of fiscal 2010.
     Impairment expense. Impairment expense increased $4.8 million to $19.5 million for the first six months of fiscal 2011 from $14.7 million for the first six months of fiscal 2010. During the second quarter of fiscal 2011, the Company recognized an impairment of property and equipment at two of its hospitals due to declines in operating performance as well as the uncertainty at those hospitals as a result of the Company’s strategic options process. During the second quarter of fiscal 2010, the Company recognized an impairment of property and equipment at one of its hospitals due to declines in operating performance as well as the ongoing review of strategic alternatives for the Company.
     Interest expense. Interest expense increased $0.1 million or 4.0% to $2.1 million for the first six months of fiscal 2011 from $2.0 million for the first six months of fiscal 2010. The increase in interest expense is primarily attributable to the overall reduction in our outstanding debt and interest rates on our outstanding debt. The increase in interest expense is attributable to a slight increase in the rate charged on outstanding debt and an increase in the amount of assets under capital leases. Such increases were partially offset by a reduction in amounts outstanding under the Company’s Senior Secured Credit Facility. On May 9, 2011, the Company repaid the entire balance outstanding under the Company’s Senior Secured Credit Facility.
     Gain on sale of equity interests. The gain on sale of equity interests of $15.6 million for the first six months of fiscal 2011 is related to the sale of our interest in Central New Jersey Heart Services, LLC, AHHSD partially offset by a nominal loss on the sale of the Company’s interest in Southwest Arizona Heart and Vascular Center, LLC. Such sales occurred on January 1, 2011, October 1, 2010 and November 1, 2010, respectively.
     Loss on note receivable. Our corporate and other division entered into a note receivable agreement with a third party during 2008. Certain minority membership interest of one of our hospitals was pledged as collateral to secure the note receivable on behalf of the third party. An impairment of the long-lived assets of the hospital in which the minority membership interest was pledged as collateral for the note receivable was recorded during the second quarter of fiscal 2010 due to sustained losses and insufficient forecasted cash flow. The note receivable was deemed uncollectable and a loss of $1.5 million was recorded in the first six months of fiscal 2010 due to our determination of the third party’s inability to service the note and the insufficiency of the value of the collateral securing the note.
     Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in unconsolidated hospitals, a hospital realty investment and several ventures within our MedCath Partners Division. The Company owned two unconsolidated hospitals until the disposition of its interest in AHHSD on October 1, 2010.
     Equity in net earnings of unconsolidated affiliates decreased during the first six months of fiscal 2011 to $1.9 million from $4.6 million for the same period of fiscal 2010. AHHSD and Southwest Arizona Heart and Vascular Center, LLC contributed $2.1 million and $1.3 million, respectively, of net earnings during the first six months of fiscal 2010 and were disposed on October 1, 2010 and November 1, 2010, respectively, resulting in the noted decrease in such equity in net earnings. The Company expects continued decreases due to the disposition of its interest in Central New Jersey Heart Services LLC on January 1, 2011.

     Income tax benefit. Income tax benefit was $(3.2) million for the first six months of fiscal 2011 compared to $(7.0) million for the first six months of fiscal 2010, which represents an effective tax rate of (115.5%) and (48.4%) for the respective periods. The first six months of fiscal 2011 and 2010 effective rate is above our federal statutory rate of 35.0% primarily due to the effect of income allocable to our noncontrolling interests.
     Income (loss) from discontinued operations, net of taxes. Income (loss) from discontinued operations, net of taxes increased to an income of $37.7 million, net of taxes for the first six months of fiscal 2011 from a loss of $(3.1) million, net of taxes, for the comparable period of fiscal 2010. During the first six months of fiscal 2011, the Company recognized pre-tax gains upon disposition of assets of discontinued operations of $69.9 million, partially offset by an $11.1 million loss on early termination of debt at one of the facilities. The significant components of the gains recognized are a $35.7 million gain and a $34.3 million gain on the sale of the assets of HHA and TexSan Heart Hospital, respectively. During the first six months of fiscal 2010, the Company recognized an impairment of $5.2 million to property and equipment at one of its discontinued hospitals due to declines in operating performance as well as the receipt of an independent third party market offer that indicated that impairment existed. Such impairment was partially offset by the operating activities of another of the Company’s discontinued hospitals. During the first six months of fiscal 2011, the Company has had nominal operating activities related to its discontinued operations.
     Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries increased to $14.6 million for the first six months of fiscal 2010 from $3.4 million for the comparable period of fiscal 2010.
     Net income attributable to noncontrolling interest increased $7.1 million and $2.2 million due to the noncontrolling shareholders’ interest in the gains recognized in fiscal 2011 upon the disposition of the majority of the assets of HHA and TexSan Heart Hospital, respectively. In addition, the Company recognized an increase of $0.5 million due to the losses recognized at AzHH in the first six months of fiscal 2010 and the Company’s sale of its interest in AzHH on October 1, 2010.
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
Liquidity and Capital Resources
     Cash used in continuing operations from operating activities was $5.5 million for the first six months of fiscal 2011 compared to cash provided by continuing operations operating activities of $11.7 million for the comparable period of fiscal 2010. The decrease of $17.2 million in cash provided by continuing operations from operating activities was due to an overall $6.4 million decrease in cash generated from continuing. Cash from continuing operations was further decreased by an increase in payments of $9.7 million related to the timing of payments associated with accounts payable, a decrease in accounts receivable collections of $2.3 million and a $0.5 million increase in cash payments related to the timing of prepaid obligations, such as yearly insurance premiums. These increases in cash payments were offset by a $1.6 million reduction in cash payments associated with the purchases of and cost of medical supplies.
     Our investing activities from continuing operations provided net cash of $32.1 million for the first six months of fiscal 2011 compared to a use of cash of $13.1 million for the comparable period of fiscal 2010. Such increase was primarily due to the net proceeds of $32.5 million for the disposition of the Company’s interest in Central New Jersey Heart Services, LLC, AHHSD and Southwest Arizona Heart and Vascular LLC during the first six months of fiscal 2011. In addition, the Company experienced a decrease of $12.8 million in cash paid for property and equipment in the first six months of fiscal 2011 compared to the same period in fiscal 2010. This decrease is primarily related to the capital expenditures in fiscal 2010 related to the development of HMMC, which opened in October 2009.
     Our financing activities from continuing operations used net cash of $45.3 million for the first six months of fiscal 2011 compared to $16.7 million for the comparable period of fiscal 2010. The increase was due to the payments on our Amended Credit Facility during the first six months of fiscal 2011, including $26.8 million of prepayments during the second quarter of fiscal 2011.
     Capital Expenditures. Cash paid for property and equipment was $0.8 million and $13.6 million for the first six months of fiscal years 2011 and 2010, respectively. Of the $13.6 million of cash paid for property and equipment during the first six months of fiscal 2010, $7.5 million related to HMMC, which opened in October 2009.
     Obligations and Availability of Financing. At March 31, 2011, we had $38.0 million of outstanding long-term debt and obligations under capital leases, of which $32.8 million was classified as current. Our Term Loan under our Amended Credit Facility had an outstanding amount of $30.2 million. The remaining outstanding obligation under capital leases of $7.8 million was due to various lenders to our hospitals. No amounts were outstanding under our Revolver. The maximum availability under our Revolver was $25.9 million, less the amount of outstanding letters of credit totaling $1.7 million, as of March 31, 2011. On May 9, 2011, the Company repaid the entire balance outstanding under the Amended Credit Facility and terminated the facility on that date.
     Covenants related to our long-term debt restrict the payment of dividends and require the maintenance of specific financial ratios and amounts and periodic financial reporting. At March 31, 2011 and September 30, 2010, the Company was in compliance with its debt covenants.

     At March 31, 2011, we guaranteed either all or a portion of the obligations of certain of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from either the hospitals or the physician investors.
     We believe that cash flows from our recent asset sales and our cash on hand from operations will be sufficient to finance our strategic plans, capital expenditures and our working capital requirements for the next 12 to 18 months.
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
     Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at rates ranging from 5.8% to 8.43%. The weighted average interest rate for the intercompany equipment loans at March 31, 2011 was 7.30%.
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
     The estimated net realizable value of intercompany notes outstanding with the Company’s subsidiaries in continuing operations was $123.0 million and $153.2 million as of March 31, 2011 and September 30, 2010, respectively.
     The net realizable value of our intercompany notes outstanding includes a reserve for the amount of the impairment charges we have recorded for facilities that have an intercompany amount outstanding that exceeds the carrying value of the related assets that serve as collateral on the notes. Therefore, our total net realizable value of our intercompany note outstanding has been reduced by $82.6 million, the total amount of impairment charge recorded for assets in continuing operations.

     The estimated net realizable value of intercompany notes related to continuing operations at March 31, 2011 is outlined below:
Estimated Net Realizable Value of Intercompany Notes Related to Continuing
Operations at March 31, 2011

(in thousands)
Heart Hospital of New Mexico and Arkansas Heart Hospital (1)	$46,200
Bakersfield Heart Hospital	32,144
Hualapai Mountain Medical Center (2)	22,000
Louisiana Medical Center and Heart Hospital (2)	22,700

Continuing Operations	$123,044

(1)	Heart Hospital of New Mexico and Arkansas Heart Hospital were included in continuing operations at March 31, 2011. However, the Company entered into agreements in May 2011 to dispose of its interests in these entities, subject to shareholder approval. See Note 15.

(2)	The net realizable value of these intercompany notes is directly related to the fair value (and carrying value) of the property, plant and equipment of these entities which serve as collateral for the notes. The carrying value of the property, plant and equipment is net of impairment charges that were incurred related to these assets.
     Retained Obligations Subsequent to Disposition. Included in discontinued operations are certain liabilities that the Company has retained upon the disposition of the related entity. As the Company’s hospitals are organized as partnerships, upon disposition of the related operations, assets and certain liabilities, the partnerships are responsible for the resolution of outstanding payables, remaining obligations, including those related to cost reports, medical malpractice and other obligations and wind down of the respective tax filings of the partnership. The partnerships are also responsible for any unknown liabilities that may arise. The Company has reported all known obligations in its consolidated balance sheets as of March 31, 2011 and September 30, 2010. However, as the ultimate resolution of the outstanding payables and obligations may take in excess of one year, our estimates may prove incorrect and result in the Company paying amounts in excess of those recorded at the respective balance sheet date.
     Retained Cash Balance. At March 31, 2011, the Company had $119.7 million in cash related to continuing operations and $42.3 million in cash related to discontinued operations. As of March 31, 2011, the Company’s estimate of total potential cash distributions to the Company from discontinued operations is $25.0 million after taking into account distributions to minority owners, the liquidation of all assets and the settlement of all known liabilities, but does not take into account any unknown contingent liabilities related to the discontinued operations. The estimate of total cash distributions to the Company may change as it updates its estimates. There can be no assurance when the distributions to the Company from discontinued operations may take place, but it may be over an extended period of time. Any cash retained will be used to settle outstanding debt, which is due in full in November, 2011.
Disclosure About Critical Accounting Policies
     Our accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010. During the first six months of fiscal 2011 we adopted a new accounting policy as discussed in Note 2 — Recent Accounting Pronouncements to our consolidated financial statements. The adoption of this new accounting policy did not have a material impact on our consolidated financial statements.
Forward-Looking Statements
     Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements, including those relating to estimated distributions to the Company, resolution of outstanding payables and obligations, amongst others. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and our other filings with the SEC, including the discussion of risk factors in Item 1A. Risk Factors in this report and our Annual Report on Form 10-K for the year ended September 30, 2010, before making an investment decision with respect to our equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. The Company disposed of its minority interest in a hospital that maintained a cash flow hedge on October 1, 2010. As a result, the Company does not have outstanding any derivatives at March 31, 2011. There was no material change in our policy for managing risk related to variability in interest rates, commodity prices, other relevant market rates and prices during the first six months of fiscal 2011. See Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for further discussions about market risk.
Interest Rate Risk
     Our Amended Credit Facility borrowings expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of our Credit Facility was $30.2 million at March 31, 2011. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $0.2 million during the six month period ended March 31, 2011.
Item 4. Controls and Procedures
     The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2011, that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes during the fiscal quarter to the Company’s internal controls over financial reporting that materially affected or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

MEDCATH CORPORATION
Dated: May 10, 2011	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JAMES A. PARKER
James A. Parker
Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002