Form 10-Q
period 2011-06-30
MEDCATH CORP
filed 2011-08-09
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-33009
MEDCATH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-2248952
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
10720 Sikes Place, Suite 200
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
Yes ☐          No ☑
As of August 5, 2011, there were 20,436,291 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION
FORM 10-Q

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Unaudited Consolidated Financial Statements	3

Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010	3

Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2011 and 2010	4

Consolidated Statement of Stockholders’ Equity for the Nine Months Ended June 30, 2011	5

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	36

Item 6. Exhibits	36

SIGNATURES	37

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements
MEDCATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30,	September 30,
	2011	2010
Current assets:
Cash and cash equivalents	$113,669	$32,892
Accounts receivable, net	44,423	42,141
Income tax receivable	—	6,188
Medical supplies	10,338	10,540
Deferred income tax assets	8,678	13,247
Prepaid expenses and other current assets	12,259	13,339
Current assets of discontinued operations	45,495	49,963

Total current assets	234,862	168,310
Property and equipment, net	143,815	174,287
Other assets	22,416	15,983
Non-current assets of discontinued operations	3,083	135,958

Total assets	$404,176	$494,538

Current liabilities:
Accounts payable	$17,088	$15,550
Income tax payable	7,158	—
Accrued compensation and benefits	12,662	15,951
Other accrued liabilities	16,126	16,155
Current portion of long-term debt and obligations under capital leases	2,339	16,566
Current liabilities of discontinued operations	13,533	36,291

Total current liabilities	68,906	100,513
Long-term debt	—	52,500
Obligations under capital leases	4,295	5,999
Other long-term obligations	3,062	5,053
Long-term liabilities of discontinued operations	—	36,469

Total liabilities	76,263	200,534

Commitments and contingencies (See Note 7)

Redeemable noncontrolling interest	8,280	11,534

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,270,012 issued and 20,315,651 outstanding at June 30, 2011 22,423,666 issued and 20,469,305 outstanding at September 30, 2010	216	216
Paid-in capital	458,729	457,725
Accumulated deficit	(103,916)	(139,791)
Accumulated other comprehensive loss	—	(444)
Treasury stock, at cost; 1,954,361 shares at June 30, 2011 and September 30, 2010	(44,797)	(44,797)

Total MedCath Corporation stockholders’ equity	310,232	272,909
Noncontrolling interest	9,401	9,561

Total equity	319,633	282,470

Total liabilities and equity	$404,176	$494,538

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$91,839	$93,139	$273,617	$271,625
Operating expenses:
Personnel expense	31,514	31,090	96,490	93,950
Medical supplies expense	24,219	23,559	66,573	68,938
Bad debt expense	10,767	10,782	30,483	28,196
Other operating expenses	23,919	21,915	69,476	64,005
Pre-opening expenses	—	—	—	866
Depreciation	3,745	5,389	12,092	15,773
Impairment of property and equipment	810	22,813	20,358	37,513
(Gain) loss on disposal of property, equipment and other assets	(212)	12	(141)	43

Total operating expenses	94,762	115,560	295,331	309,284

Loss from operations	(2,923)	(22,421)	(21,714)	(37,659)
Other income (expenses):
Interest expense	(556)	(1,050)	(2,605)	(3,046)
Interest and other income	76	56	615	141
Loss on note receiveable	—	—	—	(1,507)
Gain on sale of unconsolidated affiliates	—	—	15,391	—
Equity in net earnings of unconsolidated affiliates	303	1,391	1,679	3,984

Total other income (expense), net	(177)	397	15,080	(428)

Loss from continuing operations before income taxes	(3,100)	(22,024)	(6,634)	(38,087)
Income tax benefit	(1,862)	(8,818)	(5,370)	(15,840)

Loss from continuing operations	(1,238)	(13,206)	(1,264)	(22,247)
Income from discontinued operations, net of taxes	15,260	2,745	53,475	1,283

Net income (loss)	14,022	(10,461)	52,211	(20,964)
Less: Net income attributable to noncontrolling interest	(1,691)	(2,355)	(16,336)	(5,718)

Net income (loss) attributable to MedCath Corporation	$12,331	$(12,816)	$35,875	$(26,682)

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(3,088)	$(14,823)	$(8,754)	$(27,298)
Income from discontinued operations, net of taxes	15,419	2,007	44,629	616

Net income (loss)	$12,331	$(12,816)	$35,875	$(26,682)

(Loss) earnings per share, basic
Loss from continuing operations attributable to MedCath
Corporation common stockholders	$(0.15)	$(0.74)	$(0.43)	$(1.38)
Income from discontinued operations attributable to MedCath
Corporation common stockholders	0.76	0.10	2.21	0.03

(Loss) earnings per share, basic	$0.61	$(0.64)	$1.78	$(1.35)

(Loss) earnings per share, diluted
Loss from continuing operations attributable to MedCath
Corporation common stockholders	$(0.15)	$(0.74)	$(0.43)	$(1.38)
Income from discontinued operations attributable to MedCath
Corporation common stockholders	0.76	0.10	2.21	0.03

(Loss) earnings per share, diluted	$0.61	$(0.64)	$1.78	$(1.35)

Weighted average number of shares, basic	20,245	19,897	20,132	19,823
Dilutive effect of stock options and restricted stock	7	—	6	—

Weighted average number of shares, diluted	20,252	19,897	20,138	19,823

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

										Redeemable
					Accumulated					Noncontrolling
					Other				Total	Interest
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Equity	(Temporary
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Interest	(Permanent)	Equity)

Balance, September 30, 2010	22,424	$216	$457,725	$(139,791)	$(444)	1,954	$(44,797)	$9,561	$282,470	$11,534
Stock awards, including cancelations and income tax benefit	18	—	3,282	—	—	—	—	—	3,282	—
Tax withholdings for vested restricted stock awards	(172)	—	(2,278)	—	—	—	—	—	(2,278)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10,444)	(10,444)	(3,560)
Other transactions impacting noncontrolling interest	—	—	—	—	—	—	—	(64)	(64)	18
Exercise of call of noncontrolling interest	—	—	—	—	—	—	—	—	—	(5,700)
Comprehensive income:
Net income	—	—	—	35,875	—	—	—	10,348	46,223	5,988
Reclassification of amounts included in net income, net of tax benefit (*)	—	—	—	—	444	—	—	—	444	—

Total comprehensive income									46,667	5,988

Balance, June 30, 2011	22,270	$216	$458,729	$(103,916)	$—	1,954	$(44,797)	$9,401	$319,633	$8,280

(*)	Tax expense was $286 for the nine months ended June 30, 2011.
See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2011	2010
Net income (loss)	$52,211	$(20,964)
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(53,475)	(1,283)
Bad debt expense	30,483	28,196
Depreciation	12,092	15,773
(Gain) loss on disposal of property, equipment and other assets	(141)	43
Share-based compensation expense	3,282	2,380
Gain on sale of unconsolidated affiliates	(15,391)	—
Amortization of loan acquisition costs	1,104	745
Impairment of long-lived assets	20,358	37,513
Equity in earnings of unconsolidated affiliates, net of distributions received	(583)	3,397
Deferred income taxes	(11,586)	(14,966)
Change in assets and liabilities that relate to operations:
Accounts receivable	(32,765)	(33,174)
Medical supplies	202	(1,455)
Prepaid and other assets	5,062	(1,422)
Accounts payable and accrued liabilities	(7,221)	1,082

Net cash provided by operating activities of continuing operations	3,632	15,865
Net cash (used in) provided by operating activities of discontinued operations	(16,633)	15,316

Net cash (used in) provided by operating activities	(13,001)	31,181

Investing activities:
Purchases of property and equipment	(2,295)	(15,275)
Proceeds from sale of property and equipment	281	103
Changes in restricted cash	(1,772)	—
Proceeds from sale of unconsolidated afffiliates	24,851	—

Net cash provided by (used in) investing activities of continuing operations	21,065	(15,172)
Net cash provided by (used in) investing activities of discontinued operations	232,469	(2,168)

Net cash provided by (used in) investing activities	253,534	(17,340)

Financing activities:
Repayments of long-term debt	(66,563)	(10,625)
Repayments of obligations under capital leases	(1,869)	(1,173)
Distributions to noncontrolling interest	(7,380)	(9,334)
Investment by noncontrolling interest	—	109
Sale of equity interest in subsidiary	—	140
Tax withholding of vested restricted stock awards	(2,494)	(293)

Net cash used in financing activities of continuing operations	(78,306)	(21,176)
Net cash used in financing activities of discontinued operations	(52,387)	(15,324)

Net cash used in financing activities	(130,693)	(36,500)

Net increase (decrease) in cash and cash equivalents	109,840	(22,659)
Cash and cash equivalents:
Beginning of period	47,030	61,701

End of period	$156,870	$39,042

Cash and cash equivalents of continuing operations	113,669	24,203
Cash and cash equivalents of discontinued operations	43,201	14,839
See notes to unaudited consolidated financial statements

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
1. Business and Basis of Presentation
MedCath Corporation (the “Company”) primarily focuses on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. The Company owns and operates hospitals in partnership with physicians. As of June 30, 2011, the Company had ownership interests in and operated six hospitals, including five in which the Company owned a majority interest.
As noted below under “Our Strategic Options Review Process” during the quarter ended December 31, 2010, the Company sold three of its majority owned hospitals that were classified as discontinued operations and its equity interest in one of its minority owned hospitals. As a result, at June 30, 2011, the Company owned interests in six hospitals. Each of the Company’s hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a majority focus on cardiovascular care. Each of the Company’s hospitals has a 24-hour emergency room staffed by emergency department physicians. The Company’s six hospitals that comprise continuing operations have 533 licensed beds and are located in: Arizona, Arkansas, California, Louisiana, New Mexico, and Texas. Subsequent to June 30, 2011, the Company disposed of its interest in two hospitals located in Arkansas and New Mexico that had 167 licensed beds in total. See Note 16.
The Company accounts for all but one of its owned and operated hospitals as consolidated subsidiaries. The Company owns a noncontrolling interest in Harlingen Medical Center as of June 30, 2011. Therefore, the Company is unable to consolidate this hospital’s results of operations and financial position, but rather is required to account for its noncontrolling interest in this hospital as an equity-method investment.
In addition to the hospitals, through May 4, 2011 the Company owned or managed seven cardiac diagnostic and therapeutic facilities. On that date, the Company disposed of its interest in ownership and/or management of these cardiac diagnostic and therapeutic facilities. Six of these facilities were located at hospitals operated by other parties. These facilities offered invasive diagnostic and, in some cases, therapeutic procedures. The Company also operated two mobile cardiac catheterization laboratories which operated on set routes and offered only diagnostic procedures. The Company refers to the diagnostics division that was disposed as “MedCath Partners.”
During fiscal 2010 and fiscal 2011, the Company entered into definitive agreements to sell its interests in Arizona Heart Hospital (“AzHH”), Heart Hospital of Austin (“HHA”) and TexSan Heart Hospital (“TexSan”) and MedCath Partners whose assets, liabilities, and operations are included within discontinued operations. AzHH, HHA, TexSan and MedCath Partners were sold on October 1, 2010, November 1, 2010, December 31, 2010 and May 4, 2011, respectively. The results of operations of these entities are reported as discontinued operations for all periods presented. See Note 3.
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

•
The disposition of MedCath Partners in which the Company sold the majority of the division’s assets to DLP Healthcare, a joint venture of Lifepoint Hospitals, Inc. and Duke University Health System for $25.0 million. The transaction was completed effective May 4, 2011.

•	The disposition of the Company’s 9.2% ownership interest in Coastal Carolina Heart to New Hanover Regional Medical Center for $5.0 million. The transaction was completed in May 2011.
Basis of Presentation — The Company’s unaudited interim consolidated financial statements as of June 30, 2011 and for the three and nine months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.
Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010. During the nine months ended June 30, 2011, the Company has not made any material changes in the selection or application of its critical accounting policies that were set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
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
Due to a decline in operating performance at certain hospitals during the first nine months of fiscal 2010, the Company performed impairment tests using undiscounted cash flows to determine if the carrying value of each hospital’s long-lived assets were recoverable as of June 30, 2010. The results indicated the current carrying value of the assets at those hospitals were not recoverable. The Company compared the fair value of those assets to their respective carrying values in order to determine the amount of impairment. The Company recognized impairment charges based on the amount each group of assets’ carrying value exceeded its fair value. The Company recorded $37.5 million and $5.2 million of impairment charges to continuing operations and discontinued operations, respectively during the nine months ended June 30, 2010. In addition, during the second quarter of fiscal 2010, as discussed previously, the Board of Directors formed a Strategic Options Committee to consider the sale either of the Company’s equity or the sale of its individual hospitals and other assets. In addition, the Company retained Navigant Capital Advisors as its financial advisor to assist in this process.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
Throughout the remainder of fiscal 2010 and ongoing, the Company continuously evaluates the operating performance of the various hospitals and also evaluates the expressions of interest received for its ownership interests in the various hospitals. As a result of such period evaluations, the Company recorded an additional $29.4 million in impairment charges during the fourth quarter of fiscal 2010 through continuing and discontinued operations. To date, some of these assets have been sold at their carrying value. The impairment charges were recognized in the period that new or updated information pertaining to clear market indications of fair value became available. Such information included valid indications of interest, or signed letters of intent from interested buyers of the underlying assets, or based on updated discounted cash flow models using the Company’s long-term forecasts for the underlying assets. The short-term impact to the Company’s forecasts have been negatively impacted in some markets by the strategic options process as physician recruitment and the ability to implement growth strategies has become increasingly more difficult due to the uncertainty surrounding the process.
Due to a decline in operating performance at two hospitals during the first six months of fiscal 2011 and the uncertainty created at those hospitals as a result of the Company’s strategic options process, the Company performed impairment tests using undiscounted cash flows to determine if the carrying value of these hospital’s long-lived assets were recoverable as of March 31, 2011. The results indicated the carrying value of the assets at those hospitals were not recoverable. The Company compared the fair value of those assets to their respective carrying values in order to determine the amount of impairment. The Company recognized impairment charges based on the amount each group of assets’ carrying value exceeded its fair value at that date. In addition, the Company received an indicator of value for certain land during the third quarter of fiscal 2011 that was below the Company’s carrying value. Accordingly, the Company recorded $0.8 million and $19.5 million of impairment charges to continuing operations during the three and nine months ended June 30, 2011, respectively.
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
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” regarding requirements for measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, the second quarter of fiscal 2012 for the Company. It is not yet known what impact this ASU will have on the Company’s financial statements.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments in this ASU should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, fiscal 2013 for the Company, with early adoption permitted. The amendments do not require any transition disclosures.
In July 2011, the FASB issued ASU 2011-07, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” whereby a health care entity is required to present the provision for bad debts as a component of net revenues within the revenue section of the statement of operations. A health care entity that recognizes significant amounts of patient services revenue at the time the services are rendered even though it does not assess the patient’s ability to pay will be required to disclose the following:
a.	Its policy for assessing the timing and amount of uncollectible patient service revenue recognized as bad debts by major payor source of revenue; and
b.	Qualitative and quantitative information about significant changes in the allowance for doubtful accounts related to patient accounts receivable.
Public entities will be required to provide these disclosures and statement of operations presentation for fiscal years and interim periods within those years beginning after December 15, 2011, fiscal 2013 for the Company, with early adoption permitted. It is not yet known what impact this ASU will have on the Company’s financial statements.
3. Discontinued Operations
As required under GAAP, the Company has classified the results of operations of the following entities within income from discontinued operations, net of taxes and the assets and liabilities of these entities have been classified within current and non-current assets and current and long-term liabilities of discontinued operations on the consolidated balance sheets.
Effective May 4, 2011 the Company sold the majority of the assets of its MedCath Partners division to DLP Healthcare, a joint venture of LifePoint Hospitals, Inc. and Duke University Health System. The transaction valued the assets sold at $25.0 million and involved the sale of certain North Carolina-based assets related to the operation of cardiac catheterization laboratories in North Carolina. MedCath has retained working capital related to the assets sold and also retained assets related to cath labs leased to two health care systems outside of North Carolina as well as its minority ownership in Coastal Carolina Heart. Further, MedCath retained certain assets and liabilities arising from this business that arose before closing. The transaction was completed effective May 4, 2011 with a gain of $21.3 million included in income (loss) from discontinued operations for the nine months ended June 30, 2011. As the MedCath Partners division met the criteria for classification as a discontinued operation, the previously reported gains and losses on sale of its equity interests have also been reclassified to discontinued operations. Such transactions are as follows:
•	Effective May 5, 2011, MedCath Partners sold its 9.2% ownership interest in Coastal Carolina Heart to New Hanover Regional Medical Center for $5.0 million and recognized a gain of $4.6 million.
•	On January 1, 2011, MedCath Partners sold its 14.8% equity interest in Central New Jersey Heart Services, LLC for $0.6 million and recognized a gain of $0.2 million.
•
On November 1, 2010, MedCath Partners sold its equity interest in Southwest Arizona Heart and Vascular Center, LLC for $7.0 million. The Company recognized a $1.8 million write down of its investment in the fourth quarter of fiscal 2010 to record the Company’s investment in such business at its net realizable value expected from the sale proceeds.

•	During February 2010, MedCath Partners Division of the Company sold its 15.0% interest in Wilmington Heart Services, LLC for $0.4 million, resulting in an immaterial loss.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
During November 2010, the Company entered into an agreement to sell substantially all of the assets of TexSan for $76.25 million, plus retained working capital. The transaction closed on December 31, 2010 with the Company retaining all accounts receivable and the hospital’s remaining liabilities. In addition, the Company acquired the partnership’s minority investors’ ownership in accordance with the terms of a call option agreement. See Note 7 for further discussion. The gain of $34.3 million has been included in income (loss) from discontinued operations for the nine months ended June 30, 2011.
During September 2010, the Company entered into an agreement to sell its subsidiary that provided consulting and management services tailored primarily to cardiologists and cardiovascular surgeons. Such subsidiary’s operations had historically been included in the Corporate and other division. Such subsidiary was sold in October 2010 for an immaterial loss.
During August 2010, the Company entered into a definitive agreement to sell certain of the hospital assets and liabilities, plus certain net working capital of AzHH for $32.0 million and the assumption of capital leases of $0.3 million. The transaction closed on October 1, 2010 with the limited liability company which owned AzHH retaining all accounts receivable and the hospital’s remaining liabilities. As part of its assessment of long-lived assets in June 2010, the Company recognized an impairment charge of $5.2 million based on its potential sales value of AzHH. Accordingly, the Company recognized a nominal gain on the sale for the nine months ended June 30, 2011.
During February 2010, the Company entered into an agreement to sell substantially all of the assets of HHA for $83.8 million plus retention of working capital to St. David’s Healthcare Partnership, L.P. The transaction closed on November 1, 2010. The gain of $35.7 million has been included in income (loss) from discontinued operations for the nine months ended June 30, 2011.
During May 2008, the Company sold the net assets of Dayton Heart Hospital (“DHH”) to Good Samaritan Hospital pursuant to a definitive agreement. As of June 30, 2011 and September 30, 2010, the Company had reserved $10.4 million and $9.8 million, respectively, for Medicare outlier payments received by DHH during the year ended September 30, 2004, which are included in current liabilities of discontinued operations in the consolidated balance sheets.
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
The results of operations and the assets and liabilities of discontinued operations included in the consolidated statements of operations and consolidated balance sheets are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$103	$62,123	$25,140	$190,672
Gain from dispositions, net	25,947	—	95,850	—
Loss on early termination of debt	—	—	(11,130)	—
Income before income taxes	24,808	3,828	81,232	866
Income tax (benefit) expense	9,548	1,083	27,757	(417)

Net income	15,260	2,745	53,475	1,283
Less: Net loss (income) attributable to noncontrolling interest	159	(738)	(8,846)	(667)

Net income attributable to MedCath Corporation	$15,419	$2,007	$44,629	$616

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)

	June 30,	September 30,
	2011	2010
Cash and cash equivalents	$43,201	$14,137
Accounts receivable, net	1,936	25,267
Other current assets	358	10,559

Current assets of discontinued operations	$45,495	$49,963

Property and equipment, net	$2,011	$123,605
Other assets	1,072	12,353

Long-term assets of discontinued operations	$3,083	$135,958

Accounts payable	$11,514	$25,545
Accrued liabilities and current portion of obligations under capital leases	2,019	10,746

Current liabilities of discontinued operations	$13,533	$36,291

Long-term debt	$—	$35,803
Other long-term obligations	—	666

Long-term liabilities of discontinued operations	$—	$36,469

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
Included in discontinued operations are certain liabilities that the Company has retained upon the disposition of the related entity. Because the Company’s hospitals are organized as partnerships, upon disposition of the related operations, assets and certain liabilities, the partnerships are responsible for the resolution of outstanding payables, remaining obligations, including those related to cost reports, medical malpractice and other obligations and wind down of the respective tax filings of the partnership. The partnerships are also responsible for any unknown liabilities that may arise. The Company has reported all known obligations in its consolidated balance sheets as of June 30, 2011 and September 30, 2010.
4. Accounts Receivable
Accounts receivable, net, consists of the following:

	June 30,	September 30,
	2011	2010
Receivables, principally from patients and third-party payors	$119,893	$103,314
Other	2,311	1,912

	122,204	105,226
Less allowance for doubtful accounts	(77,781)	(63,085)

Accounts receivable, net	$44,423	$42,141

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
5. Investments in Affiliates
The Company’s determination of the appropriate consolidation method to follow with respect to investments in affiliates is based on the amount of control the Company has and the ownership level in the underlying entity. Investments in entities that the Company does not control, but over whose operations the Company has the ability to exercise significant influence (including investments where the Company has a less than 20% ownership) are accounted for under the equity method. The Company additionally considers if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations the Company does not control. At June 30, 2011, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method. At June 30, 2011, the Company owns a noncontrolling interest in Harlingen Medical Center and certain other partnerships, for which the Company neither has substantive control over the ventures nor is the primary beneficiary. These investments are included in Other Assets on the consolidated balance sheets. In addition to these investments, the Company’s MedCath Partners division, which is presented as a discontinued operation, owned and/or disposed of certain investments prior to its disposition. Such investments and the gains/losses on dispositions are reflected in the assets and activities of discontinued operations.
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
The following tables represent summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method (for those entities in which the Company has disposed of its interest, the operating activities have been included through their respective date of disposition):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Net revenue	$27,437	$44,877	$84,787	$130,775
Income from operations	$2,719	$6,391	$10,503	$18,551
Net income	$812	$4,130	$4,677	$11,825

	June 30,	September 30,
	2011	2010

Current assets	$23,578	$46,079
Long-term assets	$75,710	$111,262
Current liabilities	$11,995	$21,437
Long-term liabilities	$96,337	$120,451
6. Long-Term Debt
Long-term debt consists of the following:

	June 30,	September 30,
	2011	2010

Amended Credit Facility	$—	$66,563
Less current portion	—	(14,063)

Long-term debt	$—	$52,500

On May 9, 2011 the Company used the net proceeds from the sale of MedCath Partners assets, along with available cash, to repay the $30.2 million then outstanding under its credit facility and also terminated the facility on that date.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
Senior Secured Credit Facility — During November 2008, the Company amended and restated its then outstanding senior secured credit facility (the “Amended Credit Facility”). The Amended Credit Facility provided for a three-year term loan facility in the amount of $75.0 million (the “Term Loan”) and a revolving credit facility in the amount of $85.0 million (the “Revolver”), which included a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit (of which $1.7 million were outstanding as of September 30, 2010) and a $10.0 million sub-limit for swing-line loans. Borrowings under the Amended Credit Facility, excluding swing-line loans, bore interest per annum at a rate equal to the sum of LIBOR plus the applicable margin or the alternate base rate plus the applicable margin. The $66.6 million outstanding under the Amended Credit Facility at September 30, 2010 related to the Term Loan. No amounts were outstanding under the Revolver as of September 30, 2010. As noted above, the Amended Credit Facility was terminated in May 2011.
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
The Company was required to make mandatory prepayments of principal in specified amounts upon the occurrence of certain events identified in the Amended Credit Facility and was permitted to make voluntary prepayments of principal under the Amended Credit Facility. The Term Loan was subject to amortization of principal in quarterly installments, which began March 31, 2010. The maturity date of both the Term Loan and the Revolver was November 10, 2011.
On August 13, 2010, the Company and its lenders amended and restated the Senior Secured Credit Facility (the “First Amendment”). The Company entered into the First Amendment to provide additional financial and liquidity flexibility in connection with its previously announced effort to explore strategic alternatives. The First Amendment contained modifications of certain financial covenants and other requirements of the Amended Credit Facility; including, but not limited to: modifications to certain definitions contained in the Amended Credit Facility, including the definitions of certain financial terms to permit additional add backs (such as an add back for charges and professional expenses incurred in connection with asset dispositions), subject to maximum amounts in certain cases, and to the multiple applied to certain of the financial metrics derived in accordance with such definitions, for certain financial covenant calculations; increasing the amount of permitted guarantees of indebtedness by $10 million; amending the asset dispositions covenant to permit additional asset dispositions subject to no events of default and require that any net cash proceeds from an asset disposition or series of dispositions in excess of $50 million from the date of the First Amendment be applied 50% to repay the outstanding Term Loan amounts under the Amended Credit Facility and 50% to repay amounts outstanding under the Revolver or cash collateralize letters of credit to the extent outstanding and permanently reduce the Revolver by 50% of the net cash proceeds, which could shorten the term of the Revolver based on the amount of such permanent commitment reductions. In addition, any mandatory prepayments of the Revolver also reduced the revolving credit commitment by a corresponding amount.
The letters of credit were not permitted to remain outstanding after the full repayment of the Term Loan in May 2011. Accordingly, effective May 2011, the Company cash collateralized the outstanding letters of credit such that they could remain outstanding. Accordingly, the Company has included $1.8 million of cash that is restricted by the outstanding letters of credit as an other noncurrent asset.
Debt Covenants —As of September 30, 2010, the Company was in compliance with all covenants governing its outstanding debt.
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
7. Contingencies and Commitments
Put and Call Options — During August 2010, the Company entered into a put/call agreement with the minority shareholders of one of its hospitals, whereby call and put options were added relative to the Company’s noncontrolling interest in the hospital. The call allowed the Company to acquire all of the noncontrolling interest in the hospital owned by physician investors for the net amount of the physician investors’ unreturned capital contributions adjusted upward for any proportionate share of additional proceeds upon a disposition transaction. The put allowed the Company’s noncontrolling shareholders in the hospital to put their shares to the Company for the net amount of the physician investors’ unreturned capital contributions. The noncontrolling shareholders’ recorded basis in their partnership interest was zero prior to the amendment of this agreement. Accordingly, the Company recognized a redeemable noncontrolling interest of $4.5 million ($2.9 million net of taxes) as of September 30, 2010. During December 2010, the Company exercised its call right and recognized additional redeemable noncontrolling interest of $2.2 million. Furthermore, upon exercise, the Company converted the outstanding balance of the noncontrolling interest in this partnership together with amounts due from the noncontrolling shareholders into a net obligation of $5.7 million, of which $4.6 million was paid during the nine months ended June 30, 2011 and $1.1 million remains in other accrued liabilities as of June 30, 2011.
During September 2010, the Company entered into a call agreement with other shareholders of one of its hospitals whereby the Company may exercise the call right to purchase the noncontrolling interest owned by physician investors for an amount equal to the net amount of the physician investors unreturned capital contributions ($2.6 million and $2.7 million at June 30, 2011 and September 30, 2010, respectively).
In January 2011, the Company entered into an agreement with the noncontrolling shareholders of one of its hospitals whereby the Company obtained the right to sell all or substantially all of the assets of that hospital. Concurrent with such amendment and as a condition thereto, an approval, consent and proxy were obtained from the Company’s noncontrolling members in the hospital. The approval, consent and proxy allows the Company to sell all or substantially all of the assets of that hospital and the Company will pay to the noncontrolling members the net amount of their unreturned capital contributions ($3.5 million at June 30, 2011) adjusted upward for any proportionate share of additional proceeds upon a disposition transaction.
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
The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through June 30, 2011. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

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
On March 12, 2010, the United States Department of Justice (“DOJ”) issued a Civil Investigative Demand (“CID”) to one of the Company’s hospitals regarding implantable cardioverter defibrillators (“ICD”) implantations. The CID was issued in connection with an ongoing, national investigation relating to ICDs and Medicare coverage requirements for these devices. The CID requested certain documents and patient medical records regarding the implantation of ICDs for the period 2002 to the present. The Company has provided materials responsive to the CID.
On September 17, 2010, consistent with letters received by other hospitals and hospital systems, DOJ sent a letter notifying the Company of DOJ’s investigation of eight Company hospitals regarding ICD implantations. In its letter, DOJ stated that its review was preliminary and its data suggests that Company hospitals may have submitted claims for ICDs and related services that were inconsistent with Medicare policy.
Based upon the Company’s legal advisors’ discussions and meetings with DOJ, the primary focus of the investigations involves ICDs implanted since October 1, 2003 within prohibited timeframes (i.e., timeframe violations). A “timeframe violation” involves an ICD implanted for “primary prevention” (i.e., prevention of sudden cardiac death in patients without a history of induced or spontaneous arrhythmias) within 30 days of a myocardial infarction, or within 90 days of a coronary artery bypass graft or percutaneous transluminal coronary angioplasty. The timeframes do not apply to ICDs implanted for “secondary prevention” (i.e., prevention of sudden cardiac death in patients who have survived a prior cardiac arrest or sustained ventricular tachyarrhythmia).
On November 19, 2010, DOJ provided the Company a spreadsheet detailing instances (based upon DOJ’s data) in which an ICD was implanted at the eight Company hospitals in potential violation of the applicable timeframes. The data provided by DOJ is “raw,” and the Company understands that, as of this date, such data had not been analyzed by DOJ. Additionally, DOJ confirmed that some of the ICDs identified in its data as alleged timeframe violations were in fact appropriately implanted and billed to Medicare, including those implanted for secondary prevention.
On February 17, 2011, legal counsel for the Company met with representatives of DOJ to discuss the agency’s review of the patient medical records provided in response to the CID. In addition to discussing DOJ’s review process, DOJ reconfirmed that certain ICD implantations were not being examined by the agency. As noted above, these include implantations prior to October 1, 2003 and implantations for secondary (rather than primary) prevention. With respect to primary prevention implantations, the Company discussed clinical comments supporting the implantations and agreed to additional meetings and presentations regarding those implantations for other Company hospitals. In that regard, the Company has engaged a physician-expert to assist with patient medical record reviews.
During the period March 2011 through July 2011, legal counsel for the Company has met on multiple occasions with representatives of DOJ to discuss the investigation and present preliminary findings regarding an internal review of a Company hospital other. These preliminary findings were submitted to DOJ, reviewed by its experts, and continue to be discussed by the parties. The Company intends to similarly present and submit findings for its other hospitals under investigation.
As discussed above, the Company has complied with all requests from DOJ for information, is actively engaged in discussions with DOJ regarding the issues involved in the investigation, and continues developing and presenting arguments supporting the ICD implantations. Pursuant to DOJ’s request, the Company has entered into a tolling agreement that tolls the statute of limitations for allegations related to ICDs until October 2011. To date, DOJ has not asserted any claims against the Company and the Company expects to continue to have input into the investigation. Because the investigation is in its early stages, however, the Company is unable to evaluate the outcome of the investigations. The Company’s total ICD net revenue is a material component of total net patient revenue and the results of this investigation could have a material adverse effect on the Company’s financial condition, results of operations and cash flows and a material adverse effect on the amount the Company is able to distribute to its stockholders in connection with the proposed liquidation and dissolution (see note 16).

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
During October, 2009, a purported class action law suit was filed by an individual against the Bakersfield Heart Hospital, a consolidated subsidiary of the Company. In the complaint the plaintiff alleges that under California law, and specifically under the Knox-Keene Healthcare Service Plan Act of 1975 and under the Health and Safety Code of California, California prohibits the practice of “balance billing” for patients who are provided emergency services. On November 24, 2010, the court granted the Bakersfield Heart Hospital’s motion to strike plaintiff’s class allegations, which the plaintiff appealed. Thereafter, the parties discussed settlement and the matter settled in February 2011. The parties executed a Settlement and Release Agreement, and plaintiff dismissed his Complaint with prejudice and his pending appeal. Local counsel has advised that plaintiff’s counsel could locate another class representative to reinstitute the case, but the possibility became more remote as time passes due to the statute of limitations.
During June 2010 and 2009, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $250,000 for the MedCath Partners Division, for each respective fiscal year. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of June 30 2011 and September 30, 2010, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was $2.4 million and $2.5 million, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.
In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. As of October 9, 2010, the Company entered into a guaranteed cost plan for workman’s compensation. The Company was also covered by a guaranteed cost program up to September 2007. From October 2007 through 2010, the Company was self-insured with loss limitations of $250,000 per occurrence with no annual aggregate limits. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $2.2 million and $3.3 million as of June 30, 2011 and September 30, 2010, respectively, which is included in other accrued liabilities in the consolidated balance sheets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance programs of $175,000 per plan participant.
Commitments — The Company’s consolidated subsidiary hospitals provide guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care and anesthesiology services, among other services. These guarantees extend for the duration of the underlying service agreements. As of June 30, 2011, the maximum potential future payments that the Company could be required to make under these guarantees was $25.6 million through May 2014. At June 30, 2011 the Company had total liabilities of $10.0 million for the fair value of these guarantees, of which $7.5 million is in other accrued liabilities and $2.5 million is in other long term obligations. Additionally, the Company had assets of $10.5 million representing the future services to be provided by the physicians, of which $7.5 million is in prepaid expenses and other current assets and $3.0 million is in other assets.
8. Earnings per Share Data
Basic — The calculation of basic earnings per share includes 194,100 and 150,900 of restricted stock units that have vested but as of June 30, 2011 and 2010, respectively, have not been converted into common stock.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
Diluted — The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 782,562, and 971,637 shares of common stock at prices ranging from $9.95 to $33.05, which were outstanding at June 30, 2011 and 2010, respectively. Dilutive options of 6,607 have been included in the calculation of diluted earnings (loss) per share for the three months ended June 30, 2011. Dilutive options of 6,146 have been included in the calculation of diluted earnings (loss) per share for the nine months ended June 30, 2011. Of the outstanding stock options, 758,750 options have not been included in the calculation of diluted earnings per share for the three and nine months ended June 30, 2011, because the options were anti-dilutive. No options or restricted stock were included in the calculation of diluted earnings per share for the three and nine months ended June 30, 2010, as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of tax.
9. Stock Based Compensation
Compensation expense from the grant of equity awards made to employees and directors are recognized based on the estimated fair value of each award over each applicable awards vesting period. The Company estimates the fair value of equity awards on the date of grant using either an option-pricing model for stock options or the closing market price of the Company’s stock for restricted stock and restricted stock units. Stock based compensation expense is recognized on a straight-line basis over the requisite service period for the awards that are ultimately expected to vest. Stock based compensation expense recorded during the three and nine months ended June 30, 2011 was $0.4 million and $3.3 million, respectively. The associated tax benefits related to the compensation expense recognized for the three and nine months ended June 30, 2011 was $0.2 million and $1.3 million, respectively. Stock based compensation expense recorded during the three and nine months ended June 30, 2010 was $0.6 million and $2.4 million, respectively. The associated tax benefits related to the compensation expense recognized for the three and nine months ended June 30, 2010 was $0.2 million and $1.0 million, respectively.
Stock Options
The following tables summarize the Company’s stock option activity:

	For the Three Months Ended
	June 30, 2011		June 30, 2010
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	854,812	$21.86	975,637	$22.14

Cancelled	(72,250)	23.58	(4,000)	16.91

Outstanding stock options, end of period	782,562	$21.70	971,637	$22.17

	For the Nine Months Ended
	June 30, 2011		June 30, 2010
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding stock options, beginning of period	932,137	$21.89	1,027,387	$22.25

Cancelled	(149,575)	22.84	(55,750)	23.80

Outstanding stock options, end of period	782,562	$21.70	971,637	$22.17

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
Restricted Stock Awards
During the three and nine months ended June 30, 2011 and the three months ended June 30, 2010, the Company did not grant any shares of restricted stock to employees. During the nine months ended June 30, 2010, the Company granted to employees 401,399 shares of restricted stock. Restricted stock granted to employees, excluding executives of the Company, vest annually on December 31 over a three year period. Executives of the Company (defined by the Company as vice president or higher) received two equal grants of restricted stock. The first grant vests annually in equal installments on December 31 over a three year period. The second grant vests annually on December 31 over a three year period if certain performance conditions are met. All unvested restricted stock granted to employees becomes fully vested upon a change in control of the Company as defined in the Company’s 2006 Stock Option and Award Plan. During the nine months ended June 30, 2011 and 2010, the Company granted 43,200 and 89,600 shares of restricted stock units to directors, respectively. No restricted stock units were granted during the three months ended June 30, 2011 and 2010. The restricted stock units granted to directors were fully vested at the date of grant. The Compensation Committee approved the termination of the restricted stock unit plan under which the restricted stock units were granted to directors and the units were paid to the directors in shares of common stock on August 1, 2011. At June 30, 2011, the Company had $1.0 million of unrecognized compensation expense associated with restricted stock awards.
The following tables summarize the Company’s restricted stock award activity:

	For the Three Months Ended
	June 30, 2011		June 30, 2010
	Number of		Number of
	Restricted	Weighted-	Restricted	Weighted-
	Stock Awards	Average	Stock Awards	Average
	and Units	Grant Price	and Units	Grant Price
Outstanding restricted stock awards and units, beginning of period	476,012	$8.53	1,025,700	$8.49

Vested	(17,062)	7.98	(37,800)	7.56
Cancelled	(5,850)	7.40	(52,870)	8.04

Outstanding restricted stock awards and units, end of period	453,100	$8.57	935,030	$8.63

	For the Nine Months Ended
	June 30, 2011		June 30, 2010
	Number of		Number of
	Restricted	Weighted-	Restricted	Weighted-
	Stock Awards	Average	Stock Awards	Average
	and Units	Grant Price	and Units	Grant Price
Outstanding restricted stock awards and units, beginning of period	884,285	$8.67	654,327	$9.64

Granted	43,200	13.89	490,999	7.24
Vested	(452,234)	9.33	(141,695)	8.65
Cancelled	(22,151)	7.68	(68,601)	8.28

Outstanding restricted stock awards and units, end of period	453,100	$8.57	935,030	$8.63

10. Reportable Segment Information
Through March 31, 2011, the Company’s reportable segments consisted of the Hospital Division and the MedCath Partners Division. However, during the third quarter of fiscal 2011, the Company disposed of its interest in the Partners Division. Accordingly, the Company has recast the presentation of the Partners Division as a discontinued operation (see Note 3). As a result, the Company’s sole reporting segment is the Hospital Division.

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
Financial information concerning the Company’s operations by the reportable segment and Corporate and other as of and for the periods indicated is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net revenue:
Hospital Division	$91,766	$93,030	$273,379	$271,293
Corporate and other	73	109	238	332

Consolidated totals	$91,839	$93,139	$273,617	$271,625

(Loss) income from operations:
Hospital Division	$2,663	$(18,188)	$(6,953)	$(27,569)
Corporate and other	(5,586)	(4,233)	(14,761)	(10,090)

Consolidated totals	$(2,923)	$(22,421)	$(21,714)	$(37,659)

	June 30,	September 30,
	2011	2010
Aggregate identifiable assets:
Hospital Division	$257,508	$417,656
Corporate and other	146,668	76,882

Consolidated totals	$404,176	$494,538

Substantially all of the Company’s net revenue in its Hospital Division is derived directly or indirectly from patient services. The amounts presented for corporate and other primarily include general overhead and administrative expenses and financing activities as components of (loss) income from operations and certain cash and cash equivalents, prepaid expenses, other assets and operations of the business not subject to separate segment reporting within identifiable assets.
The Hospital Division assets include $44.3 million and $165.7 million of assets related to discontinued operations as of June 30, 2011 and September 30, 2010, respectively. The Corporate and other assets include $4.2 million and $20.2 million of assets related to discontinued operations as of June 30, 2011 and September 30, 2010, respectively.
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
12. Comprehensive (Loss) Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$14,022	$(10,461)	$52,211	$(20,964)
Changes in fair value of interest rate swap, net of tax benefit	—	(67)	—	(35)
Reclassification of amounts included in net income, net of tax expense	—	—	444	—

Comprehensive income (loss)	14,022	(10,528)	52,655	(20,999)
Less: Net income attributable to noncontrolling interest	(1,691)	(2,355)	(16,336)	(5,718)

Comprehensive income (loss) attributable to MedCath Corporation common stockholders	$12,331	$(12,883)	$36,319	$(26,717)

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
13. Property and Equipment

	June 30,	September 30,
	2011	2010
Land	$15,412	$17,635
Buildings	134,483	149,704
Equipment	128,333	131,581
Construction in progress	545	25

Total, at cost	278,773	298,945
Less accumulated depreciation	(134,958)	(124,658)

Property and equipment, net	$143,815	$174,287

The Company recorded $0.8 million and $20.4 million of impairment charges to the consolidated statement of operations during the three and nine months ended June 30, 2011. See Note 1 for further discussion related to these impairment charges.
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

				Impairment for
	Quoted		Significant	the three
	Market	Significant Other	Unobservable	month period
	Price	Observable Inputs	Inputs	ended June 30,
	(Level 1)	(Level 2)	(Level 3)	2011
Long-lived assets held and used	$—	$—	$4,045	$810

	Quoted		Significant	Impairment for
	Market	Significant Other	Unobservable	the nine month
	Price	Observable Inputs	Inputs	period ended
	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
Long-lived assets held and used	$—	$—	$48,745	$20,358
As described in Note 1, the Company recorded an impairment charge of $19.5 million for the write-down of buildings and equipment in the Hospital Division. The charge relates to two of the Company’s hospitals in which there was a decline in the fair value of equipment based on discounted cash flows. In addition, the Company recorded an impairment charge of $0.8 million for the write-down of land in the Corporate and other segment.
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

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)
15. Section 382 Rights Plan
On June 13, 2011, the Company entered into the Section 382 Rights Plan (the “Rights Plan”), between the Company and American Stock Transfer & Trust Company, LLC as rights agent. In connection with the adoption of the Rights Plan, on June 13, 2011, the Board of Directors of the Company declared a dividend of one preferred share purchase right (the “Rights”) for each outstanding share of common stock of the Company under the terms of the Plan. The dividend was paid on June 29, 2011 to the stockholders of record as of the close of business on June 29, 2011 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandths of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a price of $20.00 per one one-thousandths of a share of Preferred Stock, subject to adjustment.
By adopting the Plan, the Board is seeking to preserve for the Company’s stockholders the value or availability of certain of the Company’s tax attributes (the “Tax Attributes”). The Company currently has Tax Attributes which may entitle the Company to either reduce income taxes that may otherwise become due or to seek a refund of income taxes due with respect to the Company’s current fiscal 2011 tax year totaling up to as much as $40.0 million of tax reductions. These Tax Attributes may be materially reduced or eliminated by a “change of ownership” of the Company under Section 382 of the Internal Revenue Code (a “change of ownership”). If a change of ownership were to occur, the actual amount of Tax Attributes that could be materially reduced or eliminated would depend upon various factors, which among others include: (i) when the change of ownership occurred, (ii) the order in which certain hospitals owned by the Company are sold, (iii) the final sale price of certain hospitals owned by the Company and (iv) the timing of the liquidation of certain of the Company’s subsidiary limited liability companies or limited partnerships which have already sold their hospitals. Generally, a change of ownership will occur if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last change of ownership experienced by the Company.
The Plan is intended to act as a deterrent to any person acquiring 4.99% or more of the outstanding shares of the Company’s Common Stock or any existing 4.99% or greater holder from acquiring any additional shares without the approval of the Board. This would mitigate the threat that share ownership changes present to the Company’s Tax Attributes because changes in ownership by a person owning less than 4.99% of the Common Stock are not included in the calculation of “change of ownership” for purposes of Section 382 of the Internal Revenue Code. The Plan includes a procedure whereby the Board may consider requests to exempt certain proposed acquisitions of Common Stock from the applicable ownership trigger if the Board determines that the requested acquisition will not limit or impair the value or availability of the Tax Attributes to the Company.
The Rights will cause substantial dilution to a person or group that acquires 4.99% or more of the Common Stock on terms not approved by the Company’s Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board at any time prior to the first date that a person or group has become an Acquiring Person.
16. Subsequent Events
At the annual shareholder’s meeting on July 26, 2011, the majority of the Company’s shareholders approved the disposition of the Company’s equity in Arkansas Heart Hospital and, along with the Company’s physician partners, to sell certain assets and liabilities of Heart Hospital of New Mexico (the “Transactions”). Accordingly, the Company closed on the Transactions on August 1, 2011.
As the entities disposed of pursuant to the above Transactions did not qualify for discontinued operations treatment as of June 30, 2011, their assets and liabilities and results of operations are included in continuing operations. Accordingly, the Company has presented the supplementary results of operations and the assets and liabilities of these businesses as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$49,759	$50,811	$148,798	$146,628
Income before income taxes	$4,431	$6,183	$19,897	$17,389
Net income attributable to noncontrolling interest	$(1,101)	$(1,491)	$(5,108)	$(4,111)

MEDCATH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except percentages and per share data)

	June 30,	September 30,
	2011	2010
Cash and cash equivalents	$9,793	$9,684
Accounts receivable, net	22,034	21,156
Other current assets	8,730	9,898

Current assets	$40,557	$40,738

Property and equipment, net	$64,270	$69,390
Other assets	1,259	2,091

Long-term assets	$65,529	$71,481

Accounts payable	$9,279	$7,013
Accrued liabilities and current portion of obligations under capital leases	11,677	14,863

Current liabilities	$20,956	$21,876

Obligations under capital leases, less current portion	$3,641	$5,044
Other long-term obligations	1,003	1,798

Long-term liabilities	$4,644	$6,842

On August 5, 2011 the Company filed a proxy statement seeking (a) shareholder approval to sell all or substantially all of the remaining assets of the Company prior to filing a certificate of dissolution and approval of a series of distributions in complete liquidation of the Company (as defined in Section 346(a) of the Internal Revenue code of 1986, as amended), and (b) shareholder approval to dissolve the Company and the Plan of Complete Liquidation and Dissolution pursuant to which the Company will be dissolved. If shareholder approval to dissolve the Company is obtained and the Board of Directors adopts a plan of dissolution then the Company will change its basis of accounting from the going-concern basis to the liquidation basis of accounting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited consolidated financial statements and related notes included elsewhere in this report, as well as the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended September 30, 2010.
Overview
General. We are a healthcare provider focused primarily on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We own and operate hospitals in partnership with physicians whom we believe have established reputations for clinical excellence. As noted below, during the first quarter of fiscal 2011, we sold three of our majority owned hospitals and our equity interest in one of our minority owned hospitals. As a result, at June 30, 2011, we owned interests in six hospitals, with a total of 533 licensed beds, of which 489 are staffed and available, and that are located in: Arizona, Arkansas, California, Louisiana, New Mexico and Texas. Each of our hospitals is a freestanding, licensed general acute care hospital that provides a wide range of health services with a majority focus on cardiovascular care. Each of our hospitals has a 24-hour emergency room staffed by emergency department physicians. Subsequent to June 30, 2011, we disposed of our interest in two hospitals located in Arkansas and New Mexico that had 167 licensed beds.
In addition to our hospitals, through May 4, 2011, we owned and/or managed seven cardiac diagnostic and therapeutic facilities. On that date, we disposed of our interest in these facilities. Six of these facilities were located at hospitals operated by other parties. These facilities offered invasive diagnostic and, in some cases, therapeutic procedures. The remaining facility was not located at a hospital and offered only diagnostic procedures. The Company also operated two mobile cardiac catheterization laboratories which operate on set routes and offer only diagnostic procedures. We refer to our diagnostics division as “MedCath Partners.”
On March 1, 2010, we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of the Company or the sale of our individual hospitals and other assets. We retained Navigant Capital Advisors as our financial advisor to assist in this process. Since announcing the exploration of strategic alternatives on March 1, 2010, we have completed several transactions, including the disposition of Arizona Heart Hospital, the disposition of our wholly owned subsidiary that held 33.3% ownership of Avera Heart Hospital of South Dakota, the disposition of Heart Hospital of Austin, the disposition of our approximate 27.0% ownership interest in Southwest Arizona Heart and Vascular, LLC, the disposition of TexSan Heart Hospital and the disposition of our MedCath Partners division. Since the completion of these sales (occurring before June 30, 2011), we have received $143.6 million in total cash proceeds, net of partner distributions and currently estimate that we may receive an additional $27.0 million to $28.0 million after we complete the liquidation of any remaining working capital and the estimated payment of income taxes for the legal entities we continue to own, but prior to any estimate for any unknown liabilities and contingencies. This estimate will be updated periodically during the wind-down of these entities.
Since March 1, 2010, we have incurred approximately $14.9 million in expenses directly related to the strategic options process. These costs include legal, consulting, board fees, retention bonuses and closing costs related to transactions. Our strategic options costs will continue to be material and we may incur material costs related to contingencies that are currently unknown.
We cannot assure our investors that our continuing efforts to enhance stockholder value as part of our strategic options process will be successful. We do not know whether our stockholders will approve the proposals included in the August proxy which was filed on August 5, 2011 as part of our strategic options process. If those proposals are approved, we do not know whether we will be able to successfully sell our interests in our remaining hospitals and our other remaining assets. Although the strategic options process is on-going and expected to continue throughout fiscal 2012 and possibly beyond, we have begun to consider a number of scenarios for distributing available cash to our stockholders such as liquidating distributions as part of a plan of complete liquidation and as part of the dissolution of the Company as described in the August Proxy. However, many other unknown variables will affect the amount, timing and mechanics of any potential liquidating distributions to stockholders. Final amounts available to stockholders will be diminished or affected by the payment or establishment of reserves to satisfy any liabilities arising out of the ICD investigation (see Note 7), other currently unknown or unanticipated liabilities and the establishment of a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the applicable law with respect to additional liabilities that may arise or be identified in connection with and after the dissolution of the Company which is described in the August Proxy, asset and corporate wind-down related operating and other expenses (all of which liabilities and reserves may be material), as well as the realization of certain tax attributes, approvals that may be required to sell our remaining assets, the inability to collect all amounts owed to us and other unforeseen events.
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

The following table sets forth the percentage of consolidated net revenue we earned by category of admitting payor in the periods indicated.

	Consolidated		Consolidated
	Three Months Ended June 30,		Nine Months Ended June 30,
Payor	2011	2010	2011	2010
Medicare	50.9%	51.8%	51.6%	52.4%
Medicaid	4.1%	6.1%	4.5%	5.1%
Commercial and other, including self-pay	45.0%	42.1%	43.9%	42.5%

Total consolidated net revenue	100.0%	100.0%	100.0%	100.0%

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

Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,
	(in thousands except percentages)
			Increase/
			(Decrease)	% of Net Revenue
	2011	2010	%	2011	2010
Net revenue	$91,839	$93,139	(1.4)%	100.0%	100.0%
Operating expenses:
Personnel expense	31,514	31,090	1.4%	34.3%	33.4%
Medical supplies expense	24,219	23,559	2.8%	26.4%	25.3%
Bad debt expense	10,767	10,782	(0.1)%	11.7%	11.5%
Other operating expenses	23,919	21,915	9.1%	26.0%	23.5%
Depreciation	3,745	5,389	(30.5)%	4.1%	5.8%
Impairment of property and equipment	810	22,813	100.0%	0.9%	24.5%
(Gain) loss on disposal of property, equipment and other assets	(212)	12	1866.7%	—	—

Loss from operations	(2,923)	(22,421)	(87.0)%	(3.2)%	(24.1)%
Other income (expenses):
Interest expense	(556)	(1,050)	(47.0)%	(0.5)%	(1.1)%
Interest and other income	76	56	35.7%	—	—
Equity in net earnings of unconsolidated affiliates	303	1,391	(78.2)%	0.3%	1.5%

Loss from continuing operations before income taxes	(3,100)	(22,024)	(85.9)%	(3.4)%	(23.7)%
Income tax benefit	(1,862)	(8,818)	(78.9)%	(2.0)%	(9.5)%

Loss from continuing operations	(1,238)	(13,206)	(90.6)%	(1.2)%	(14.2)%
Income from discontinued operations, net of taxes	15,260	2,745	455.9%	16.6%	2.9%

Net income (loss)	14,022	(10,461)	(234.0)%	15.3%	(11.2)%
Less: Net income attributable to noncontrolling interest	(1,691)	(2,355)	(28.2)%	(1.8)%	(2.5)%

Net income (loss) attributable to MedCath Corporation	$12,331	$(12,816)	(196.2)%	13.4%	(13.8)%

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(3,088)	$(14,823)	(79.2)%	(3.4)%	(15.9)%
Income from discontinued operations, net of taxes	15,419	2,007	668.3%	16.8%	2.2%

Net income (loss)	$12,331	$(12,816)	(196.2)%	13.4%	(13.8)%

	Three Months Ended June 30,
	2011	2010	% Change

Selected Operating Data (a):
Number of hospitals	5	5
Licensed beds (b)	421	421
Staffed and available beds (c)	380	380
Admissions (d)	4,779	4,835	(1.2)%
Adjusted admissions (e)	7,249	7,300	(0.7)%
Patient days (f)	17,672	18,223	(3.0)%
Adjusted patient days (g)	26,939	27,546	(2.2)%
Average length of stay (days) (h)	3.70	3.77	(1.9)%
Occupancy (i)	51.1%	52.7%
Inpatient catheterization procedures (j)	2,002	2,048	(2.2)%
Inpatient surgical procedures (k)	1,125	1,216	(7.5)%
Hospital net revenue (in thousands except percentages)	$91,766	$93,030	(1.4)%

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
Net Revenue. Our consolidated net revenue decreased 1.4% or $1.3 million, to $91.8 million for the third quarter of fiscal 2011 from $93.1 million for the third quarter of fiscal 2010.
Inpatient net revenue declined 0.4%, while inpatient cases increased 0.4% in the third quarter of fiscal 2011 compared to the same period of the prior year. Inpatient net patient revenue was 67.3% and 68.9% of total net patient revenue for the fiscal quarter ending June 30, 2011 and June 30, 2010, respectively. Total cardiovascular related inpatient net revenue was 68.4% of total net inpatient revenue for the third fiscal quarter of 2011 versus 69.1% for the third fiscal quarter of fiscal 2010. The decline in cardiovascular related net revenue as a percentage of total net inpatient revenue is a direct result of the net revenue from Hualapai Mountain Medical Center (“HMMC”), our general acute care hospital which began operations at the beginning of fiscal 2010 and a decline in cardiovascular procedures with high reimbursement rates such as open heart and AICD procedures.
Our outpatient net patient revenue increased 7.3% during the third quarter of fiscal 2011 compared to the same period of the prior year. Our outpatient cases, excluding emergency department visits, increased 9.2% during the third fiscal quarter ending June 30, 2011 compared to the same period of the prior year. Our emergency department visits increased 8.0% during the third quarter ending June 30, 2011 compared to the same period of the prior year. Our outpatient net revenue benefited from a 9.5% increase in outpatient cases at HMMC, which has seen an increase in cases since it began operations at the beginning of fiscal 2010.
Net revenue for the third quarter of fiscal 2011 included charity care deductions of $1.7 million compared to charity care deductions of $1.4 million for the third quarter of fiscal 2010. The increase is the result of more uninsured patients applying and qualifying for charity care.
Personnel expense. Our consolidated hospital division personnel expense increased 1.4%, or $0.4 million, to $31.5 million, or 34.3% of net revenue, for the third quarter of fiscal 2011 from $31.1 million, or 33.4% of net revenue, for the third quarter of fiscal 2010.
The $0.4 million increase in personnel expense is due an increase in cases at certain of our hospitals. This increase was offset by a $0.7 million decline in hospital division bonus expense due to certain hospitals not meeting bonus targets based on year-to-date operating results.
Medical supplies expense. Our consolidated medical supplies expense increased 2.8%, or $0.6 million, to $24.2 million for the third quarter of fiscal 2011 from $23.6 million for the third quarter of fiscal 2010.
The $0.6 million increase in medical supplies expense is a result of an increase in cases utilizing high dollar orthopedic devices and an increase in chargeable medical supplies at one of our hospitals as a result of an increase length of stay. These increases were offset by a reduction in sales tax expense on certain medical supplies. We have been able to reduce our overall sales tax expense on medical supplies at certain of our hospitals as a result of a sales tax review completed during the first fiscal quarter of 2011.
Bad debt expense. Our consolidated bad debt expense decreased 0.1% to $10.8 million for the third quarter of fiscal 2011 from $10.8 million for the third quarter of fiscal 2010. As a percentage of net revenue, bad debt expense increased slightly to 11.7% for the third quarter of fiscal 2011 as compared to 11.5% for the comparable period of fiscal 2010.

Our net accounts receivable primarily includes amounts due from patients and third-party payors and amounts due for third-party payor settlements. Third-party payor settlements include amounts due related to prior filed cost reports and estimated future cost report filings. Our net accounts receivable due from patients and third-party payors, excluding amounts due for the settlement of cost reports, was $44.4 million at June 30, 2011 and $44.3 million, at June 30, 2010. Our third-party net accounts payable for the settlement of cost reports was $2.4 million and $2.9 million as of June 30, 2011 and 2010, respectively. Of this amount, $2.1 million and $2.6 million was related to prior fiscal year cost reports as of June 30, 2011 and 2010, respectively.
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
Our net patient accounts receivable outstanding by payor group excluding amounts due from third-party payors for the settlement of cost reports as of June 30, 2011 and 2010 was as follows:

	Net Patient Accounts Receivable
	Outstanding
	(in thousands)
Payor Group	June 30, 2011	June 30, 2010
Medicare	$16,281	$15,933
Medicaid (1)	3,183	3,683
Self-pay (2)	5,675	4,826
Commercial & Other	19,388	18,792

Total	$44,527	$43,234

(1)	Medicaid includes accounts receivable that are pending approval from Medicaid.

(2)
Self-pay net accounts receivable includes patients registered as self-pay with no insurance or government program assistance (34.1% and 18.3% of total self-pay net accounts receivable outstanding at June 30, 2011 and 2010, respectively) and the self-pay portion due after insurance and government programs (65.9% and 81.7% of total self-pay net accounts receivable outstanding at June 30, 2011 and 2010, respectively).

The below table reflects the percentage of net patient accounts receivable, excluding amounts due for the settlement of cost reports, by aging group as of June 30, 2011:

	Days Outstanding
	As of June 30, 2011
Payor Group	0-30	31-60	61-120	121-150	151-180	+181	Total
Medicare	55.7%	25.0%	16.1%	13.6%	10.9%	4.6%	36.6%
Medicaid (1)	4.4%	9.6%	12.5%	8.1%	10.8%	9.0%	7.1%
Self-pay (2)	1.7%	6.9%	17.1%	28.6%	21.1%	54.6%	12.7%
Commercial & Other	38.2%	58.5%	54.3%	49.7%	57.2%	31.8%	43.6%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Medicaid includes accounts receivable that are pending approval from Medicaid.

(2)	Self-pay net accounts receivable includes patients registered as self-pay with no insurance or government program assistance.
The below table reflects the percentage of net patient accounts receivable, excluding amounts due for the settlement of cost reports, by aging group as of June 30, 2010:

	Days Outstanding
	As of June 30, 2010
Payor Group	0-30	31-60	61-120	121-150	151-180	+181	Total
Medicare	55.5%	22.1%	11.1%	3.9%	10.1%	7.5%	36.9%
Medicaid (1)	4.7%	9.7%	12.5%	19.9%	26.8%	13.3%	8.5%
Self-pay (2)	0.7%	5.6%	16.6%	30.4%	27.9%	54.8%	11.2%
Commercial & Other	39.1%	62.6%	59.8%	45.8%	35.2%	24.4%	43.4%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Medicaid includes accounts receivable that are pending approval from Medicaid.

(2)	Self-pay net accounts receivable includes patients registered as self-pay with no insurance or government program assistance.

For the quarter ended June 30, 2011, bad debt expense was 11.7% of net patient revenue, compared to 11.5% in the prior year. Our days sales outstanding for our hospital division net accounts receivable, excluding amounts due from third-party payors related to the settlement of cost reports, were 44 and 43 at June 30, 2011 and 2010, respectively.
Other operating expenses. Our consolidated other operating expenses increased 9.1%, or $2.0 million to $23.9 million for the third quarter of fiscal 2011 from $21.9 million for the third quarter of fiscal 2010.
The increase in other operating expenses is primarily driven by the professional fees incurred as a result of our strategic options process. We incurred $2.7 million in professional fees during the third quarter of fiscal 2011 related to our strategic options process. These costs include legal, consulting and board fees. We began our strategic options process in March of last year and incurred $1.4 million of strategic options expenses during the third quarter of fiscal 2010. Our strategic options costs will continue to be material and we may incur material costs related to contingencies that are currently unknown. We also incurred a $0.4 million increase in medical claims expense during the third quarter of fiscal 2011 compared to the same period of the prior year due to an increase in claims filed by our employees and a $0.3 million increase in maintenance expense as our facilities continue to age. These increases were offset by a decline in primary care physician practice expenses at one of our hospital due to a reduction in the number of physicians within the practice.
Depreciation expense. Depreciation expense decreased $1.7 million to $3.7 million for the third quarter of fiscal 2011 from $5.4 million for the second quarter of fiscal 2010. The decrease in depreciation expense is primarily attributable to the decrease in fixed asset depreciable base due to impairments on long-lived assets recorded before the third quarter of fiscal 2011.
Impairment expense. Impairment expense decreased $22.0 million to $0.8 million for the third quarter of fiscal 2011 from $22.8 million for the third quarter of fiscal 2010. During the third quarter of fiscal 2011, the Company recognized an impairment of certain assets maintained at corporate due to indicators of value received during the Company’s strategic options process. During the third quarter of fiscal 2010, the Company recognized an impairment of property and equipment at and certain assets maintained at corporate and one of its hospitals due to declines in operating performance as well as the ongoing review of strategic alternatives for the Company.
Interest expense. Interest expense decreased $0.5 million to $0.6 million for the third quarter of fiscal 2011 from $1.1 million for the third quarter of fiscal 2010. The decrease in interest expense is principally due to the reduction in amounts outstanding under the Company’s Senior Secured Credit Facility, partially offset by an increase in the amount of assets under capital leases.
Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in unconsolidated hospitals and a hospital realty investment. The Company owned two unconsolidated hospitals until the disposition of its interest in Avera Heart Hospital of South Dakota (“AHHSD”) on October 1, 2010.
Equity in net earnings of unconsolidated affiliates decreased during the third quarter of fiscal 2011 to $0.3 million from $1.4 million for the same period of fiscal 2010. AHHSD contributed $1.2 million of net earnings during the third quarter of fiscal 2010 and was disposed on October 1, 2010 resulting in the noted decrease in such equity in net earnings.
Income tax benefit. Income tax benefit was $(1.9) million for the third quarter of fiscal 2011 compared to $(8.8) million for the third quarter of fiscal 2010, which represents an effective tax rate of (60.1%) and (40.0%) for the respective periods. The third quarter fiscal 2011 and 2010 effective rate is above our federal statutory rate of 35.0% primarily due to the effect of income allocable to our noncontrolling interests. The Company has recognized a disproportionate share of losses at certain of our hospitals due to cumulative losses in excess of initial capitalization and committed capital of the Company’s partners or members.
(Loss) income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes increased $12.5 million for the third quarter of fiscal 2011 from $2.7 million for the comparable period of fiscal 2010. During the third quarter of fiscal 2011, the Company disposed of its interest in MedCath Partners and CCH and recognized a pre-tax gain on disposition of $25.9 million. In addition, the Company recognized an impairment of $5.2 million to property and equipment at one of its discontinued hospitals during the third quarter of fiscal 2010. Such impairment was partially offset by the operating activities of another of the Company’s discontinued hospitals.
Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries decreased to $1.7 million for the third quarter of fiscal 2011 from $2.4 million for the comparable period of fiscal 2010.
We recognize a disproportionate share of losses for certain of our entities. The increase in net income attributable to noncontrolling interest is the result of us absorbing more losses during the current period compared to the prior year. We expect earnings attributable to noncontrolling interests to fluctuate in future periods as we either recognize disproportionate losses and/or recoveries thereof through disproportionate profit recognition. For a more complete discussion of our accounting for noncontrolling interests, including the basis for disproportionate allocation accounting, see Critical Accounting Policies for the fiscal year ended September 30, 2010.

Results of Operations
Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010
Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue for the periods indicated:

	Nine Months Ended June 30,
	(in thousands except percentages)
			Increase/
			(Decrease)	% of Net Revenue
	2011	2010	%	2011	2010
Net revenue	$273,617	$271,625	0.7%	100.0%	100.0%
Operating expenses:
Personnel expense	96,490	93,950	2.7%	35.3%	34.6%
Medical supplies expense	66,573	68,938	(3.4)%	24.3%	25.4%
Bad debt expense	30,483	28,196	8.1%	11.1%	10.4%
Other operating expenses	69,476	64,005	8.5%	25.5%	23.6%
Pre-opening expenses	—	866	(100.0)%	—	0.3%
Depreciation	12,092	15,773	(23.3)%	4.4%	5.8%
Impairment of property and equipment	20,358	37,513	100.0%	7.4%	13.8%
(Gain) loss on disposal of property, equipment and other assets	(141)	43	(427.9)%	—	—

Loss from operations	(21,714)	(37,659)	(42.3)%	(7.9)%	(13.9)%
Other income (expenses):
Interest expense	(2,605)	(3,046)	(14.5)%	(1.0)%	(1.1)%
Interest and other income	615	141	336.2%	0.2%	0.1%
Loss on note receiveable	—	(1,507)	100.0%	—	(0.6)%
Gain on sale of unconsolidated affiliates	15,391	—	100.0%	5.6%	—
Equity in net earnings of unconsolidated affiliates	1,679	3,984	(57.9)%	0.6%	1.5%

Loss from continuing operations before income taxes	(6,634)	(38,087)	(82.6)%	(2.5)%	(14.0)%
Income tax benefit	(5,370)	(15,840)	(66.1)%	(2.0)%	(5.8)%

Loss from continuing operations	(1,264)	(22,247)	(94.3)%	(0.5)%	(8.2)%
Income from discontinued operations, net of taxes	53,475	1,283	4068.0%	19.5%	0.5%

Net income (loss)	52,211	(20,964)	(349.1)%	19.1%	(7.7)%
Less: Net income attributable to noncontrolling interest	(16,336)	(5,718)	185.7%	(5.9)%	(2.1)%

Net income (loss) attributable to MedCath Corporation	$35,875	$(26,682)	(234.5)%	13.1%	(9.8)%

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(8,754)	$(27,298)	(67.9)%	(3.2)%	(10.0)%
Income from discontinued operations, net of taxes	44,629	616	7145.0%	16.3%	0.3%

Net income (loss)	$35,875	$(26,682)	(234.5)%	13.1%	(9.8)%

	Nine Months Ended June 30,
	2011	2010	% Change

Selected Operating Data (a):
Number of hospitals	5	5
Licensed beds (b)	421	421
Staffed and available beds (c)	380	380
Admissions (d)	14,115	14,244	(0.9)%
Adjusted admissions (e)	21,308	21,051	1.2%
Patient days (f)	52,741	53,588	(1.6)%
Adjusted patient days (g)	80,088	79,461	0.8%
Average length of stay (days) (h)	3.74	3.76	(4.1)%
Occupancy (i)	50.8%	51.7%
Inpatients with a catheterization procedure (j)	5,731	6,073	(5.6)%
Inpatient surgical procedures (k)	3,343	3,474	(3.8)%
Hospital net revenue (in thousands except percentages)	$273,379	$271,293	0.8%

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
Net Revenue. Our consolidated net revenue increased 0.7%, or $2.0 million, to $273.6 million for the nine months ended June 30, 2011 from $271.6 million for the nine months ended June 30, 2010.
Inpatient net revenue was 68.7% of the net patient revenue for the first nine months of fiscal 2011 compared to 70.5% for the same period of the prior year. Our total inpatient cases were down 1.0% and inpatient net revenue was down 2.6% for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. Outpatient net revenue increased 5.9% due to HMMC, our newest hospital which began operations during the first quarter of fiscal 2010.
Net revenue for the first nine months of fiscal 2011 included charity care deductions of $6.2 million compared to charity care deductions of $5.2 million for the first nine months of fiscal 2010. The $1.0 million increase is the result of more uninsured patients applying and qualifying for charity care.
Personnel expense. Our consolidated personnel expense increased 2.7%, or $2.5 million, to $96.5 million for the nine months ended June 30, 2011 from $94.0 million for the nine months ended June 30, 2010.
Personnel expense increased $0.9 million due to an increase in stock based compensation. As part of the strategic options process and the impact that certain related events may have on non-deductibility of executive compensation, the compensation committee of our Board of Directors waived the performance vesting criteria for certain executive management’s restricted stock shares during the first quarter of fiscal 2011 to ensure the deductibility of the compensation expense for federal corporate income tax purposes. The waiver caused all future stock based compensation related to the shares that would have vested over time as performance criteria were met to be recognized during the first quarter of fiscal 2011. The shares subject to the waiver of vesting criteria continue to maintain sell restrictions that will be lifted upon a change in control of the Company. In addition, management updated the estimate on the restricted share forfeiture rate since it is anticipated that the rate of employee turnover will decline as we continue to progress with our strategic options process. We also experienced a $1.1 million increase in expense related to hospital employee healthcare claims attributable to an increase in the number of claims reported during the period and a $0.4 million increase in workers compensation expense as a result of transitioning to a first dollar coverage plan during fiscal 2011. These increases were offset by a decline in bonus expense as a result of lower current year operations compared to bonus attainment targets.
Medical supplies expense. Our consolidated medical supplies expense decreased 3.4%, or $2.3 million, to $66.6 million for the first nine months of fiscal 2011 from $68.9 million for the first nine months of fiscal 2010.
The decline in medical supplies expense is primarily due to $3.5 million in sales tax refunds and reductions at two of our hospitals. Absent the refunds, medical supplies expense increased $1.2 million year over year due to an increase in utilization of high dollar devices at certain of our hospitals during the first six months of fiscal 2011 compared to the same period of the prior year.
Bad debt expense. Our consolidated bad debt expense increased 8.1% to $30.5 million for the first nine months of fiscal 2011 from $28.2 million for the first nine months of fiscal 2010. As a percentage of net revenue, bad debt expense increased to 11.1% for the first nine months of fiscal 2011 as compared to 10.4% for the comparable period of fiscal 2010. This increase is attributable to a $7.1 million increase in self-pay revenue for the first nine months of fiscal 2011 compared to the same period of the prior year offset by improved collection on accounts receivable during fiscal 2011. Our days sales outstanding for the first nine months of fiscal 2011 and fiscal 2010 were 44.

Other operating expenses. Our consolidated other operating expenses increased 8.5%, or $5.5 million, to $69.5 million for the first nine months of fiscal 2011 from $64.0 million for the first nine months of fiscal 2010.
Our legal and professional fees were $5.5 million higher for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 directly related to the fees incurred related to our strategic options process. These costs include legal, consulting and board related fees. Our strategic options costs will continue to be material and we may incur material costs related to contingencies that are currently unknown.
Depreciation expense. Depreciation expense decreased $3.7 million to $12.1 million for the first nine months of fiscal 2011 from $15.8 million for the first nine months of fiscal 2010. The decrease in depreciation expense is primarily attributable to the decrease in fixed asset depreciable base due to impairments on long-lived assets recorded before the third quarter of fiscal 2011.
Impairment expense. Impairment expense decreased $17.1 million to $20.4 million for the first nine months of fiscal 2011 from $37.5 million for the first nine months of fiscal 2010. During the first nine months of fiscal 2011, the Company recognized an impairment of property and equipment at corporate and at two of its hospitals due to declines in operating performance as well as the uncertainty at those hospitals as a result of the Company’s strategic options process. During the first nine months of fiscal 2010, the Company recognized an impairment of property and equipment at one of its hospitals due to declines in operating performance as well as the ongoing review of strategic alternatives for the Company.
Interest expense. Interest expense decreased $0.4 million or 14.5% to $2.6 million for the first nine months of fiscal 2011 from $3.0 million for the first nine months of fiscal 2010. The decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt, partially offset by a slight increase in the rate charged on outstanding debt and an increase in the amount of assets under capital leases. The Company expects continued decreases in interest expense due to the repayment of amounts outstanding under, and the termination of, the Amended Credit Facility during May 2011.
Loss on note receivable. Our corporate and other division entered into a note receivable agreement with a third party during 2008. Certain minority membership interest of one of our hospitals was pledged as collateral to secure the note receivable on behalf of the third party. An impairment of the long-lived assets of the hospital in which the minority membership interest was pledged as collateral for the note receivable was recorded during the second quarter of fiscal 2010 due to sustained losses and insufficient forecasted cash flow. The note receivable was deemed uncollectable and a loss of $1.5 million was recorded in the first nine months of fiscal 2010 due to our determination of the third party’s inability to service the note and the insufficiency of the value of the collateral securing the note.
Gain on sale of equity interests. The gain on sale of equity interests of $15.4 million for the first nine months of fiscal 2011 is related to the sale of our interest in AHHSD on October 1, 2010.
Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in unconsolidated hospitals and a hospital realty investment. The Company owned two unconsolidated hospitals until the disposition of its interest in AHHSD on October 1, 2010.
Equity in net earnings of unconsolidated affiliates decreased during the first nine months of fiscal 2011 to $1.7 million from $4.0 million for the same period of fiscal 2010. AHHSD contributed $3.2 million of net earnings during the first nine months of fiscal 2010 and was disposed on October 1, 2010 resulting in the noted decrease in such equity in net earnings.
Income tax benefit. Income tax benefit was $(5.4) million for the first nine months of fiscal 2011 compared to $(15.8) million for the first nine months of fiscal 2010, which represents an effective tax rate of (80.9%) and (41.6%) for the respective periods. The first nine months of fiscal 2011 and 2010 effective rate is above our federal statutory rate of 35.0% primarily due to the effect of income allocable to our noncontrolling interests. The Company has recognized a disproportionate share of losses at certain of our hospitals due to cumulative losses in excess of initial capitalization and committed capital of the Company’s partners or members.
Income (loss) from discontinued operations, net of taxes. Income (loss) from discontinued operations, net of taxes increased to an income of $53.5 million for the first nine months of fiscal 2011 from $1.3 million for the comparable period of fiscal 2010. During the first nine months of fiscal 2011, the Company recognized pre-tax gains upon disposition of assets of discontinued operations of $95.9 million, partially offset by an $11.1 million loss on early termination of debt at one of the facilities. The significant components of the gains recognized are a $25.9 million gain, a $35.7 million gain and a $34.3 million gain on the sale of the assets of Partners/CCH, HHA and TexSan Heart Hospital, respectively. During the first nine months of fiscal 2010, the Company recognized an impairment of $5.2 million to property and equipment at one of its discontinued hospitals due to declines in operating performance as well as the receipt of an independent third party market offer that indicated that impairment existed. Such impairment was partially offset by the operating activities of another of the Company’s discontinued hospitals. During the first nine months of fiscal 2011, the Company has had nominal operating activities related to its discontinued operations.
Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries increased to $16.4 million for the first nine months of fiscal 2011 from $5.7 million for the comparable period of fiscal 2010.

Net income attributable to noncontrolling interest increased $6.9 million and $2.2 million due to the noncontrolling shareholders’ interest in the gains recognized in fiscal 2011 upon the disposition of the majority of the assets of HHA and TexSan Heart Hospital, respectively. In addition, the Company recognized an increase of $0.5 million due to the losses recognized at AzHH in the first nine months of fiscal 2010 and the Company’s sale of its interest in AzHH on October 1, 2010.
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
Liquidity and Capital Resources
Cash provided by continuing operations from operating activities was $3.6 million for the first nine months of fiscal 2011 compared to cash provided by continuing operations operating activities of $15.9 million for the comparable period of fiscal 2010. The decrease of $12.3 million in cash provided by continuing operations from operating activities was due to a $12.5 million decrease in cash from operating activities, an increase in payments of $8.3 million related to the timing of payments associated with accounts payable and a decrease in accounts receivable collections of $0.4 million. These increases in cash payments were partially offset by a $1.7 million reduction in cash payments associated with the purchases of and cost of medical supplies and a $6.5 million decrease in payments related to the timing of prepaid obligations, such as yearly insurance premiums.
Our investing activities from continuing operations provided net cash of $21.1 million for the first nine months of fiscal 2011 compared to a use of cash of $15.2 million for the comparable period of fiscal 2010. Such increase was primarily due to the net proceeds of $24.9 million for the disposition of the Company’s interest in AHHSD during the first nine months of fiscal 2011. In addition, the Company experienced a decrease of $13.0 million in cash paid for property and equipment in the first nine months of fiscal 2011 compared to the same period in fiscal 2010. This decrease is primarily related to the capital expenditures in fiscal 2010 related to the development of HMMC, which opened in October 2009. In addition, the Company used cash of $1.8 million to pledge as collateral for certain letters of credit that had not been required to be collateralized due to the Company’s repayment of its Amended Credit Facility during the third quarter of fiscal 2011.
Our financing activities from continuing operations used net cash of $78.3 million for the first nine months of fiscal 2011 compared to $21.2 million for the comparable period of fiscal 2010. The increase was due to the repayment of outstanding amounts and termination of our Amended Credit Facility during the first nine months of fiscal 2011, including repayment of all outstanding amounts in May 2011.
Capital Expenditures. Cash paid for property and equipment was $2.3 million and $15.3 million for the first nine months of fiscal years 2011 and 2010, respectively. Of the $15.3 million of cash paid for property and equipment during the first nine months of fiscal 2010, $7.5 million related to HMMC, which opened in October 2009.
Obligations and Availability of Financing. At June 30, 2011, we had $6.6 million of obligations under capital leases (which is due to various lenders to our hospitals), of which $2.3 million was classified as current. At June 30, 2011, we guaranteed either all or a portion of the obligations of certain of our subsidiary hospitals for equipment and other notes payable. We provide these guarantees in accordance with the related hospital operating agreements, and we receive a fee for providing these guarantees from either the hospitals or the physician investors.
We believe that cash on hand, internally generated cash flows from operations and net proceeds from asset sales will be sufficient to finance our strategic plans, capital expenditures and our working capital requirements for the next 12 to 18 months.
We anticipate distributing approximately $6.75 per common share during the fourth quarter of fiscal 2011 to stockholders as of the record date for such distribution. The distribution will only occur if we obtain shareholder approval of the proposals outlined in a preliminary proxy statement filed on August 5, 2011, and no currently unknown or unanticipated material liabilities of the Company arise. The distribution will be made using cash on hand and the proceeds from the sale of Heart Hospital of New Mexico and Arkansas Heart Hospital (see note 16).
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
Each intercompany equipment loan is separately documented and secured with a lien on the borrowing hospital’s equipment and certain other assets. Amounts borrowed under the intercompany equipment loans are payable in monthly installments of principal and interest over terms that range from 5 to 7 years. The intercompany equipment loans accrue interest at rates ranging from 5.8% to 8.43%. The weighted average interest rate for the intercompany equipment loans at June 30, 2011 was 7.31%.
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
The estimated net realizable value of intercompany notes outstanding with the Company’s subsidiaries in continuing operations was $116.5 million as of June 30, 2011.
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
The estimated net realizable value of intercompany notes related to continuing operations at June 30, 2011 is outlined below:
Estimated Net Realizable Value of Intercompany Notes Related to Continuing
Operations at June 30, 2011

(in millions)
Heart Hospital of New Mexico and Arkansas Heart Hospital(1)	$40,377
Bakersfield Heart Hospital	31,678
Hualapai Mountain Medical Center(2)	22,107
Louisiana Medical Center and Heart Hospital(2)	22,348

Continuing Operations	$116,509

(1)
Heart Hospital of New Mexico and Arkansas Heart Hospital were included in continuing operations at June 30, 2011, but will be classified as discontinued operations for the Company’s fourth quarter ending September 30, 2011. See Note 16.

(2)
The net realizable value of these intercompany notes is directly related to the fair value (and carrying value) of the property, plant and equipment of these entities which serve as collateral for the notes. The carrying value of the property, plant and equipment is net of impairment charges that were incurred related to these assets.

Retained Obligations Subsequent to Disposition. Included in discontinued operations are certain liabilities that the Company has retained upon the disposition of the related entity. As the Company’s hospitals are organized as partnerships, upon disposition of the related operations, assets and certain liabilities, the partnerships are responsible for the resolution of outstanding payables, remaining obligations, including those related to cost reports, medical malpractice and other obligations and wind down of the respective tax filings of the partnership. The partnerships are also responsible for any unknown liabilities that may arise. The Company has reported all known obligations in its consolidated balance sheets as of June 30, 2011 and September 30, 2010. However, as the ultimate resolution of the outstanding payables and obligations may take in excess of one year, our estimates may prove incorrect and result in the Company paying amounts in excess of those recorded at the respective balance sheet date.
Retained Cash Balance. At June 30, 2011, the Company had $113.7 million in cash related to continuing operations and $43.2 million in cash related to discontinued operations. As of June 30, 2011, the Company’s estimate of total potential cash distributions to the Company from discontinued operations is $27.0 to $28.0 million after taking into account distributions to minority owners, the liquidation of all assets and the settlement of all known liabilities, but does not take into account any unknown contingent liabilities related to the discontinued operations such as those that may arise as a result of the pending ICD investigation. The estimate of total cash distributions to the Company may change as it updates its estimates. There can be no assurance when the distributions to the Company from discontinued operations may take place, but it may be over an extended period of time.

Disclosure About Critical Accounting Policies
Our accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010, as amended. During the first nine months of fiscal 2011 we adopted a new accounting policy as discussed in Note 2 — Recent Accounting Pronouncements to our consolidated financial statements. The adoption of this new accounting policy did not have a material impact on our consolidated financial statements.
Forward-Looking Statements
Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements, including those relating to estimated distributions to the Company, resolution of outstanding payables and obligations and others. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and our other filings with the SEC, including the discussion of risk factors in Item 1A. Risk Factors in this report and our Annual Report on Form 10-K for the year ended September 30, 2010, as amended, before making an investment decision with respect to our equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. In addition, we may be required to hedge some or all of our market risk exposure, especially to interest rates, by creditors who provide debt funding to us. The Company disposed of its minority interest in a hospital that maintained a cash flow hedge on October 1, 2010. As a result, the Company does not have outstanding any derivatives at June 30, 2011. There was no material change in our policy for managing risk related to variability in interest rates, commodity prices, other relevant market rates and prices during the first nine months of fiscal 2011. See Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as amended, for further discussions about market risk.
Interest Rate Risk
Until the repayment of our Amended Credit Facility in May 2011, borrowings exposed us to risks caused by fluctuations in the underlying interest rates. Subsequent to such date, the Company is no longer exposed to fluctuations in interest rates.

Item 4.	Controls and Procedures
The President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2011, that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes during the fiscal quarter to the Company’s internal controls over financial reporting that materially affected or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. See Note 7 — Contingencies and Commitments to the consolidated financial statements included in this report.

Item 1A.	Risk Factors
Information concerning certain risks and uncertainties appears under the heading “Forward-Looking Statements” in Part I, Item 2 of this report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010, as amended. You should carefully consider these risks and uncertainties before making an investment decision with respect to our securities. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.
During the period covered by this report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010, as amended, filings subsequently made with the Securities and Exchange Commission, or the preliminary proxy submitted to the Securities and Exchange Commission on August 5, 2011.

Item 6.	Exhibits

Exhibit No.	Description
2.1
Equity Purchase Agreement dated as of May 6, 2011 by and among AR-Med, LLC, Little Rock Cardiology Clinic, P.A., MedCath of Little Rock, L.L.C., MedCath of Arkansas, LLC and MedCath Finance Company, LLC (1)

2.2	Asset Purchase Agreement dated as of May 6, 2011 by and between Lovelace Health System, Inc. and Heart Hospital of New Mexico, LLC (1)

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on June 15, 2011 (2)

4.1
Section 382 Rights Plan, dated as of June 15, 2011, between MedCath Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MedCath Corporation; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of MedCath Corporation (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed May 12, 2011.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 16, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION
Dated: August 9, 2011	By:	/s/ O. EDWIN FRENCH
O. Edwin French
President and Chief Executive Officer (principal executive officer)

	By:	/s/ JAMES A. PARKER
James A. Parker
Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Equity Purchase Agreement dated as of May 6, 2011 by and among AR-Med, LLC, Little Rock Cardiology Clinic, P.A., MedCath of Little Rock, L.L.C., MedCath of Arkansas, LLC and MedCath Finance Company, LLC (1)

2.2	Asset Purchase Agreement dated as of May 6, 2011 by and between Lovelace Health System, Inc. and Heart Hospital of New Mexico, LLC (1)

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on June 15, 2011 (2)

4.1
Section 382 Rights Plan, dated as of June 15, 2011, between MedCath Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MedCath Corporation; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of MedCath Corporation (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed May 12, 2011.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 16, 2011.