Form 10-K
period 2011-09-30
MEDCATH CORP
filed 2011-12-14
CIK 1139463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 13, 2011 there were 20,346,478 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 31, 2011 was approximately $283.8 million (computed by reference to the closing sales price of such stock on the Nasdaq Global Market® on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held in 2012 are incorporated by reference into Part III of this Report.

MEDCATH CORPORATION

FORM 10-K

FORWARD-LOOKING STATEMENTS

Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report include, among others, statements about the following:

•	the impact of federal and state healthcare reform initiatives,

•	changes in Medicare and Medicaid reimbursement levels,

•	the impact of governmental entity audits,

•	difficulties in executing our strategy to dissolve and liquidate the Company,

•	our ability to consummate asset sales and other transactions,

•	our relationships with physicians who use our facility,

•	competition from other healthcare providers,

•	our ability to attract and retain nurses and other qualified personnel to provide quality services to patients in our facility,

•	our information systems, including but not limited to our subcontracting certain of those systems and services to third parties

•	existing governmental regulations and changes in, or failure to comply with, governmental regulations,

•	liabilities and other claims asserted against us now and in the future,

•	changes in medical devices or other technologies, and

•	market-specific or general economic downturns.

Although these statements are made in good faith based upon assumptions our management believes are reasonable on the date they are made, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur or results could differ materially from those reflected in forward-looking statements. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information included in, or incorporated by reference into, this report and the discussion of risk factors before making an investment decision with respect to our securities.

Unless otherwise noted, the following references in this report will have the meanings below:

•	the terms the “Company,” “MedCath,” “we,” “us” and “our” refer to MedCath Corporation and its consolidated subsidiaries;

•	references to fiscal years are to our fiscal years ending September 30; and

•	references to the Company’s 2011 fiscal period is for the period of October 1, 2010 to September 22, 2011.

PART I

Item 1.	Business

Overview and Background of Strategic Options Process

We are a healthcare provider incorporated in Delaware in 2001. We own and operate hospitals that are focused on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We opened our first hospital in 1996. On March 1, 2010 we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of our equity or the sale of our individual hospitals and other assets as the Board of Directors determined that selling our assets or equity may provide the highest return for our stockholders. We retained Navigant Capital Advisors as our financial advisor to assist in this process. At that time we had majority ownership interests in eight hospitals, minority ownership interests in two hospitals, a minority ownership interest in a hospital real estate venture, and owned MedCath Partners, a division of MedCath that managed cardiac diagnostic and therapeutic facilities. Since this announcement, we have sold seven of our majority owned hospitals, our equity interest in one of our minority owned hospitals and our MedCath Partners division, including a venture that was minority owned through our MedCath Partners division.

As of September 30, 2011, we had a 53.3% ownership interest in Bakersfield Heart Hospital in Bakersfield, California, a 34.82% minority ownership interest in Harlingen Medical Center in Harlingen, Texas, and had a 36.06% ownership interest in HMC Realty, LLC, a real estate venture in Harlingen, Texas, which holds the real estate related to Harlingen Medical Center (collectively “Harlingen”). On November 30, 2011 the Company sold to Prime Health Services its interests in Harlingen for $9.0 million. We manage our remaining hospital from our corporate office located in Charlotte, North Carolina.

On September 22, 2011, at a special meeting of stockholders, our stockholders approved (a) the sale of all or substantially all of our remaining assets prior to filing a certificate of dissolution and (b) the complete liquidation of the Company (as described in Section 356(a) of the Internal Revenue Code of 1986, as amended), after the Board of Directors of the Company had concluded that the implementation of a formal plan of dissolution (the “Plan of Dissolution”) was in the best interest of the Company and its stockholders. Accordingly, we adopted the liquidation basis of accounting as of September 23, 2011 since the liquidation and dissolution of the Company was imminent.

As a result of the adoption of a formal Plan of Dissolution, our activities are now limited to operating Bakersfield Heart Hospital, fulfilling transition service obligations to the purchaser of our hospitals, realizing the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities and making distributions to our stockholders. Winding down our remaining business activities includes continuing our corporate division functions, managing our remaining hospital, Bakersfield Heart Hospital, until its value is realized, realizing the value of corporate held assets and paying the creditors of previously sold hospitals in which we retained net working capital.

Management’s goal is to liquidate all of its remaining assets as soon as practical while seeking to maximize stockholder value. It is currently anticipated that all of the remaining operating assets of the Company will be sold in calendar 2012, and that a significant additional liquidating distribution will be paid before the Company files a certificate of dissolution, subject to the Company’s obligation to pay or make provisions to satisfy all of its expenses and liabilities. After the sale of its operating assets, the Company intends to retain an amount of assets that are needed to ensure that it has sufficient assets to pay or satisfy all its remaining expenses and liabilities. Payroll and related costs and other expenses are currently anticipated to be incurred at least through September 30, 2015 in order to complete all required regulatory filings and audits. Accordingly, our estimate of expenses anticipated to be incurred from October 1, 2011 to September 30, 2015 have been accrued as of September 30, 2011 in our financial statements prepared on the liquidation basis of accounting. The Company may transfer all its assets to a liquidating trust prior to September 30, 2015 and may make additional liquidating distributions prior to September 30, 2015.

Since announcement of the Strategic Options Committee and commencement of our strategic options process, the Company has completed the following transactions:

•

The disposition of Arizona Heart Hospital in which the Company sold the majority of the hospital’s assets to Vanguard Health Systems for $32.0 million, plus retained working capital. The transaction was completed effective October 1, 2010.

•

The disposition of the Company’s wholly owned subsidiary that held 33.3% ownership of Avera Heart Hospital of South Dakota (Sioux Falls, SD) to Avera McKennan for $20.0 million, plus a percentage of the hospital’s available cash. The transaction was completed October 1, 2010.

•

The disposition of Heart Hospital of Austin in which the Company and the physician owners sold substantially all of the hospital’s assets to St. David’s Healthcare Partnership L.P. for approximately $83.8 million, plus retained working capital. The transaction was completed effective November 1, 2010.

•

The disposition of the Company’s approximate 27.0% ownership interest in Southwest Arizona Heart and Vascular, LLC (Yuma, AZ) to the joint venture’s physician partners for $7.0 million. The transaction was completed effective November 1, 2010.

•

The disposition of TexSan Heart Hospital in which the Company sold the majority of the hospital’s assets to Methodist Healthcare System of San Antonio for $76.25 million, plus an adjustment for retained working capital. The transaction was completed effective December 31, 2010.

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

•

The disposition of the Company’s 70.3% of ownership interest and management rights in Arkansas Heart Hospital to AR-MED, LLC, for $73.0 million plus a percentage of the hospital’s available cash. The transaction was completed on July 31, 2011.

•

The disposition of Heart Hospital of New Mexico in which the Company sold the majority of the hospitals assets to Lovelace Health System, Inc. for $119.0 million. The transaction was completed on July 31, 2011.

Subsequent to our adoption of the Plan of Dissolution on September 22, 2011, we have completed three transactions including:

•

The disposition of the Company’s 95.4% ownership interest in Louisiana Medical Center and Heart Hospital (“LMCHH”) to Cardiovascular Care Group for $23.0 million subject to certain working capital adjustments. The transaction was completed via a seller note on September 30, 2011.

•

The disposition of Hualapai Mountain Medical Center in which the Company sold the majority of the hospitals assets to Kingman Regional Medical Center for $31.0 million plus retention of working capital. The transaction was completed on September 30, 2011.

•

The disposition of the Company’s 34.82% minority ownership interest in Harlingen Medical Center in Harlingen, Texas, and its 36.06% ownership interest in HMC Realty, LLC, a real estate venture in Harlingen, Texas, which holds the real estate related to Harlingen Medical Center for $9 million. The transaction was completed on November 30, 2011.

In connection with our stockholder’s approval of the Plan of Dissolution, our Board of Directors declared a liquidating distribution of $6.85 per share of common stock outstanding on September 22, 2011, which was paid October 13, 2011 to stockholders of record on October 6, 2011. This was the first liquidating distribution declared under the Plan of Dissolution.

Plan of Dissolution

As a result of the September 22, 2011 approval of the Plan of Dissolution by our stockholders, the following events have occurred, or the Company anticipates the following will occur:

•

The Company made a distribution equal to $6.85 per share of the Company’s common stock as (the “First Liquidating Distribution”) as a result of, among other things, the sales of a material portion of our assets;

•	We will seek to sell all or substantially all of our remaining assets (“Remaining Assets”);

•

We will seek to pay, or establish a reserve to pay, all of the Company’s liabilities, including without limitation (a) any liabilities arising out of the United States Department of Justice’s national investigation regarding implantable cardioverter defibrillators implantations (see “Risk Factors- such Risk Factor includes the definition of the “ICD Investigation”), (b) other currently unknown or unanticipated liabilities, and (c) a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the General Corporation Law of the State of Delaware (“DGCL”) with respect to additional liabilities that may arise or be identified after the Filing (the “Liability Payment Condition”);

•

We will file a certificate of dissolution in accordance with Section 275 of the DGCL (the “Filing”) no later than the date which is on or about the one year anniversary date the Stockholders approved the Plan of Dissolution (the “Outside Filing Date”). However, the date of Filing may be extended by the Board of Directors under certain circumstances discussed below;

•

If prior to the Outside Filing Date the Board of Directors determines in the exercise of its fiduciary duties that the Company has (a) sold substantially all, but not necessarily all, of its Remaining Assets (the “Asset Sale Condition” and, together with the Liability Payment Condition, the “Additional Distribution Conditions”) and (b) satisfied the Liability Payment Condition, then the Company currently anticipates making one or more additional liquidating distributions (the “Additional Liquidating Distributions”, which defined term refers to any additional liquidating distributions made either before or after the Filing) prior to the Filing;

•

If the Board of Directors determines that the Additional Distribution Conditions have not been satisfied by the Outside Filing Date, then the Company currently anticipates calling a special meeting of its stockholders and submitting an additional proxy statement to seek the approval of our stockholders to delay the Filing for such additional period of time as the Board of Directors determines is advisable to provide the Company with an extended time period during which to satisfy the Additional Distribution Conditions and make additional liquidating distributions prior to the Filing (such extended date of the Filing hereafter referred to as the “Extended Filing Date”). If such approval from our stockholders is obtained, then the Filing will be delayed to the Extended Filing Date in accordance with the terms described in such subsequent proxy statement. If such approval to delay the Filing is not obtained from our stockholders, then the Filing will not be so delayed and the Filing will be made on or about the Outside Filing Date;

•

In addition to the First Liquidating Distribution, the Company will seek to make one or more Additional Liquidating Distributions to stockholders of the Company’s common stock as of the record date for any such distributions under the circumstances described herein.

•

The amount and timing of any Additional Liquidating Distributions may be subject to material reduction and delay based upon, among other factors: (i) the Company’s ability to sell all or a substantial portion of the Remaining Assets as well as the timing and terms thereof, (ii) the payment or establishment of reserves to satisfy any liabilities arising out of the ICD Investigation, other currently unknown or unanticipated liabilities (which may be material) and the establishment of a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise or be identified after the Filing (see “Risk Factors”);

•

The Company has not been able yet to establish a reserve for any liabilities arising out of the ICD Investigation, other currently unknown or unanticipated liabilities or a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise or be identified after the Filing, the amounts of which may materially reduce the amount of any Additional Liquidating Distributions. (See “Risk Factors”);

•

It is not possible to predict with certainty the portion of any Additional Liquidating Distributions which will be made before the Filing and the portion of any Additional Liquidating Distributions which will be made after the Filing, or the amount of any Additional Liquidating Distributions. The Board of Directors, in the exercise of its fiduciary duties, will make the determination as to whether and when the Additional Distribution Conditions have been satisfied which may be prior to the Outside Filing Date or the Extended Filing Date or after such dates. (See “Risk Factors”);

•

As of the date of the Filing, the Company will close its stock transfer books and the Company’s common stock will cease to trade, and the Company anticipates publicly announcing, and filing with the SEC, a current report on Form 8-K informing our stockholders of the Company’s intention to make the Filing at least 20 days prior to the date on which such Filing is to be made;

•

After the Filing, the Company will seek to sell or otherwise liquidate its remaining assets in accordance with the provisions of Sections 280 and 281(a) of the DGCL which it has not sold prior to the Filing;

•

After the Filing, the Company will pay, or establish reserves for payment of, all of its liabilities and obligations in the manner provided under the DGCL. Those liabilities and obligations will include, among other things, all valid claims made against us and all expenses arising out of the sale of assets, the liquidation and dissolution provided for in the Plan of Dissolution and the liabilities associated with the pending ICD Investigation. We do not know the amount of these potential liabilities but currently believe that such amounts may be material and may materially reduce the amount of Additional Liquidating Distributions. Such payments and reserves will be made using the funds which the Company retains or collects as of or after the Filing;

•

After the Filing, when the Company has paid or made adequate provision for payment of all of its liabilities and obligations in the manner provided under the DGCL, including without limitation liabilities which may arise in respect of the ICD Investigation, successfully sold any of its Remaining Assets, one or more Additional Liquidating Distributions may be made to stockholders as of the record date for such distributions which record date shall be on or about the date of the Filing. The timing and amount of the benefits of the Tax Attributes realized by the Company will also affect the amounts and timing of any Additional Liquidating Distributions. We currently anticipate that any post-Filing Additional Liquidating Distributions would be made no sooner than at least the date which is approximately nine months after the Filing as a result of the dissolution process required pursuant to the DGCL and may not occur, if at all, until several years after the Filing. After the Filing the Company may transfer some or all of its assets to a liquidating trust or limited liability company for the benefit of our stockholders.

Authority to Sell any Remaining Assets

The Plan of Dissolution which was approved by our stockholders gives the Board of Directors, to the fullest extent permitted by law, the authority to liquidate all of our assets in the manner that is in the best interest of the Company’s stockholders before the Filing, and to extent determined to be appropriate by our Board of Directors, after the Filing. Accordingly, the stockholder approval which we have received constitutes to the fullest extent permitted by law, approval of our sale of any and all of our Remaining Assets, on such terms and conditions as the Board of Directors, in its absolute discretion and without further stockholder approval, may determine, including without limitation the use of seller financing or other arrangements by the Company in connection with the sale of any of the Remaining Assets.

Dissolution Under the General Corporation Law of the State of Delaware

As set forth above, we will take the steps necessary to make the Filing on or about the Outside Filing Date, as may be extended to the Extended Filing Date, with the Delaware Secretary of State and wind down our affairs as described below at such times as the Board of Directors, in its absolute discretion, deems necessary, appropriate or advisable to maximize the value of our assets upon liquidation. The dissolution will be effective upon the filing of the certificate of dissolution with the Delaware Secretary of State or upon such later date as may be specified in the certificate of dissolution. Once our certificate of dissolution is filed and effective, we will continue to operate any facilities we still own but will cease to conduct other business, except for the purpose of winding down our affairs, and we will close our transfer books. Under the DGCL, the Company will continue to exist for three years after the dissolution becomes effective, or for such longer period as the Delaware Court of Chancery shall direct, for the purposes of prosecuting and defending suits, whether civil, criminal or administrative, by or against it, and enabling it to gradually settle and close its business, to dispose of and convey its property, to discharge its liabilities and to distribute to its stockholders any remaining assets, but not for the purpose of continuing the business for which the Company was organized. However, within such three year period the Company may transfer all of its assets and liabilities to a liquidating trust for the benefit of our stockholders.

Dissolution Process

The Plan of Dissolution provides that the Board of Directors will dissolve the Company and liquidate our assets in accordance with the provisions of Sections 280 and 281(a) of the DGCL. These procedures would require the Company to:

•

Publish notice of the Dissolution and mail notice of the Dissolution to all persons known to have a claim against us and provide for the acceptance or rejection of any such claims in accordance with Section 280 of the DGCL;

•

Offer to any claimant on a contract whose claim is contingent, conditional or unmatured, security in an amount sufficient to provide compensation to the claimant if the claim matures and petition the Delaware Court of Chancery to determine the amount and form of security sufficient to provide compensation to any claimant who rejects our offer of security in accordance with Section 280 of the DGCL;

•

Petition the Delaware Court of Chancery to determine the amount and form of security which would be reasonably likely to be sufficient to provide compensation for claims that are subject of pending litigation against us and claims that have not been made known to us at the time of dissolution but are likely to arise or become known within five years (or a longer period not to exceed ten years in the discretion of the Delaware Court of Chancery), each in accordance with Section 280 of the DGCL;

•

Pay, or make adequate provision for payment, of all claims made against us and not rejected, including all expenses of the sale of assets and of the liquidation and dissolution provided for by the Plan of Dissolution in accordance with Section 280 of the DGCL;

•

Post all security offered to claimants holding contingent, conditional or unmatured contractual claims if not rejected by such claimant and all security ordered by the Delaware Court of Chancery in accordance with Section 280 of the DGCL;

•	Pay, or make adequate provision for payment, of all other claims that are mature, known and uncontested or that have been finally determined to be owing by us; and

•	Distribute any remaining assets to the stockholders of the Company.

Our Board of Directors and our remaining officers will oversee our liquidation and dissolution. As compensation for the foregoing, our remaining officers will continue to receive salary and benefits as determined by the Board of Directors. We also anticipate that members of our Board of Directors will receive compensation during this period, although the form and amount of such compensation has not been finally determined. We may also elect to reduce the size of our Board of Directors at any time before or after the Filing.

Distributions to Stockholders

Subject to the risks and conditions described herein, including without limitation the Additional Distribution Conditions, the Company will seek to make one or more Additional Liquidating Distributions prior to the Filing.

We will continue to incur claims, liabilities and expenses from operations, including operating costs, salaries and benefits, income taxes, payroll and local taxes, and miscellaneous office expenses. We also anticipate that expenses for professional fees and other expenses of liquidation may be significant. These expenses will reduce the amount of assets available for ultimate distribution to our stockholders.

Following the Filing, we will pay and discharge, or make adequate provision for the payment, satisfaction and discharge of all known and uncontested liabilities and obligations, including costs and expenses incurred and anticipated to be incurred in connection with the sale of any assets remaining after the certificate of dissolution is effective. We will reserve assets in a contingency reserve deemed by management and the Board of Directors to be adequate to provide for such pending liabilities and obligations that have not arisen but might arise. The amount of any contingency reserve is also subject to the approval of the Delaware Court of Chancery. The amount of any contingency reserve will be materially impacted by any liabilities arising from the ICD Investigation, which liabilities the Company cannot currently estimate and which may be material.

Our Board of Directors will determine, in its sole discretion and in accordance with applicable law, the timing, the amount and kind of, and the record date for, any distribution made to stockholders, subject to the approval of the Delaware Court of Chancery. Any Additional Liquidating Distributions will be made to stockholders on a pro rata basis. Although the Board of Directors has not established a firm timetable for any further distribution to stockholders, the Board of Directors currently anticipates, subject to the risks and conditions described herein, including without limitation the Additional Distribution Conditions, (i) seeking to make one or more Additional Liquidating Distributions prior to the Filing on or about the Outside Filing Date, as may be extended to the Extended Filing Date, and (ii) subject to the exigencies discussed above inherent in winding up our business and which are described elsewhere herein, seeking to make further Additional Liquidating Distributions following the Filing.

Abandonment of the Plan of Dissolution

Under Delaware law, if at any time prior to the Filing our Board of Directors determines that the Plan of Dissolution is not in the best interests of our stockholders, our Board of Directors may direct that the Plan of Dissolution be abandoned, or may amend or modify the Plan of Dissolution, to the extent permitted by the DGCL, without further stockholder approval. After the Filing, the Board of Directors may seek stockholder approval for the revocation of the Plan of Dissolution if it determines that the Plan of Dissolution is no longer in the best interests of the Company and our stockholders. However, our Board of Directors continues to believe that the Plan of Dissolution is in the best interests of the Company and our stockholders.

Continued SEC Reporting Requirements

Even though a Plan of Dissolution has been approved, MedCath has an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with such reporting requirements is economically burdensome. After the Filing, in order to curtail expenses, we expect to seek relief from the SEC from the reporting requirements under the Exchange Act, but there can be no assurances that such relief will be granted by the SEC. If such relief is granted, the Company currently intends to continue to provide stockholders with financial statements that would be filed periodically on our website.

Liquidating Trusts or Limited Liability Companies

Although no decision has been made, if deemed advisable by the Board of Directors for any reason, we may, following the effectiveness of the certificate of dissolution, transfer any or all of our assets to one or more trusts or limited liability companies established for the benefit of stockholders, subject to the claims of creditors. Thereafter these assets will be sold by the trust or limited liability companies or, subject to the satisfaction of claims of creditors, distributed to our stockholders as approved by the trustees of the trusts or managers of the limited liability companies or trusts, as applicable. Our Board of Directors is authorized to appoint one or more trustees of each liquidating trust or one or more managers of each limited liability company and to cause the Company to enter into a liquidating trust agreement or limited liability company agreement with the trustee(s) or manager(s) of each such trust or limited liability company on such terms and conditions as may be approved by the Board of Directors. Our Board of Directors and management may determine to transfer assets to a liquidating trust or limited liability company in circumstances where the nature of an asset is not susceptible to distribution (for example, interests in intangibles) or where our Board of Directors determines that it would not be in the best interests of the Company and our stockholders for those assets to be distributed directly to the stockholders at that time. If all of our assets (other than the contingency reserve) are not sold or distributed prior to the third anniversary of the effectiveness of the Dissolution, we may transfer in final distribution those remaining assets to a liquidating trust or limited liability company, or we may petition the Delaware Court of Chancery to extend the three year period. Our Board of Directors may also elect in its discretion to transfer the contingency reserve, if any, to a liquidating trust or limited liability company owned by our stockholders. Our Board of Directors believes the flexibility provided by the Plan of Dissolution with respect to the liquidating trusts or limited liability companies to be advisable. The trust or limited liability company would be evidenced by a trust agreement or limited liability company agreement. The purpose of the trust or limited liability company would be to serve as a temporary repository for the trust or limited liability company property prior to its disposition or distribution to our stockholders. The transfer to the trust or limited liability company and distribution of interests therein to our stockholders would enable us to divest ourselves of the trust or limited liability company property and permit our stockholders to enjoy the economic benefits of ownership of the trust or limited liability company property. Pursuant to a trust agreement or limited liability company agreement, as applicable, the trust or limited liability company property would be transferred to the trustees or managers immediately prior to the distribution of interests in the trust or limited liability company to our stockholders, to be held for the benefit of the stockholder beneficiaries subject to the terms of the trust agreement or limited liability company agreement, as applicable, which are approved by our Board of Directors.

Potential Creditor Claims if Reserves Insufficient

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve, our creditors could seek an injunction against the making of distributions on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the amount of any cash distributions to stockholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, creditors could assert claims against each stockholder receiving a distribution or dividend for the payment of any shortfall, up to the amounts previously received by the stockholder in distributions or dividends from us.

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

We maintain a website at www.medcath.com that investors and interested parties can access and obtain copies, free-of-charge, of all reports and information we submit to the SEC as soon as reasonably practicable after we electronically submit such material to the SEC. This information includes copies of our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Exchange Act. Information on our website is not incorporated into this Form 10-K or our other securities filings.

Investors and interested parties can also submit electronic requests for information directly to the Company at the following e-mail address: ir@medcath.com. Alternatively, communications can be mailed to the attention of “Investor Relations” at our executive offices.

Our Hospitals

As of September 30, 2011 we had ownership interests in and operated two hospitals. The following table identifies key characteristics of our hospitals.

Hospital	Location	MedCath Ownership	Opening Date	Licensed Beds	Cath Labs	Operating Rooms
Bakersfield Heart Hospital	Bakersfield, CA	53.3%	October 1999	47	4	3
Harlingen Medical Center (1)	Harlingen, TX	34.8%	October 2002	112	2	10

(1)	We do not have a majority ownership interest in this hospital as of September 30, 2011. We use the equity method of accounting for this hospital, which means that we included in our consolidated statements of income a percentage of the hospital’s reported net income (loss) for each reporting period. On November 30, 2011, the Company sold its interest in Harlingen Medical Center.

Employees

As of September 30, 2011, we employed 415 persons, including 272 full-time and 143 part-time employees. None of our employees is a party to a collective bargaining agreement and we consider our relationships with our employees to be good. There currently is a nationwide shortage of nurses and other medical support personnel, which makes recruiting and retaining these employees difficult. We believe we offer our employees competitive wages and benefits and offer a professional work environment that we believe helps us recruit and retain the staff we need to operate our hospitals and other facilities.

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

Environmental Matters

We are subject to various federal, state and local laws and regulations governing the use, storage, discharge and disposal of hazardous materials, including medical waste products. We believe that all of our facilities and practices comply with these laws and regulations and we do not anticipate that any of these laws will have a material effect on our operations. We cannot predict, however, whether environmental issues may arise in the future.

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

Reimbursement

Medicare. Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Under the Medicare program, we are paid for certain inpatient and outpatient services performed by our hospitals.

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

On August 1, 2011, CMS published an updated IPSS for 2012 (the “2012 Final Rule”). The 2012 Final Rule includes the following payment and policy changes:

•

A market basket increase of 3.0% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data will receive an increase of 1.0%); CMS also made certain adjustments to the estimated 3.0% market basket increase that will result in a net market basket update of 1.0%, including the following adjustments to the market basket index:

•	Market basket index and productivity reductions required by the Affordable Care Act of 0.10% and 1.0%, respectively;

•	a reduction of 2.0% to permanently remove approximately one half of the estimated 3.9% documentation and coding adjustment resulting from the conversion to MS-DRGs; and

•	an increase of 1.1% to prospectively correct an error in the standardized rate related to the rural floor budget neutrality adjustment that occurred in prior years;

•	A 0.34% net increase in the capital federal MS-DRG rate; and

•	A decrease in the cost outlier threshold from $23,075 to $22,385.

Outpatient services are also subject to a prospective payment system.

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

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may adversely affect our business. There can be no assurance that payments for hospital services (including cardiac diagnostic and other procedures under the Medicare and Medicaid programs will continue to be based on current methodologies or remain comparable to present levels. In this regard, we may be subject to rate reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls, which may result in Medicaid payment reductions and delays in payment to us.

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

Commercial Insurance. Our hospitals provide services to individuals covered by private healthcare insurance. Private insurance carriers pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the costs of hospital services by negotiating discounts, and including the use of prospective payment systems, which would reduce payments by commercial insurers to our hospitals. Reductions in payments for services provided by our hospitals to individuals covered by commercial insurers could adversely affect us. We cannot predict whether or how payment by third party payors for the services provided by all hospitals and other facilities may changeor whether these payors will elect to audit paid claims and attempt to recover resulting overpayments. Modifications in methodology or reductions in payment or future audits by these payors could adversely affect us.

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

Professional Licensure. Healthcare professionals who perform services at our hospitals are required to be individually licensed or certified under applicable state law. Our facilities are required to have by-laws relating to the credentialing process, or otherwise document appropriate medical staff credentialing. We take steps to ensure that our employees and agents and physicians on each hospital’s medical staff have all necessary licenses and certifications, and we believe that the medical staff members, as well as our employees and agents comply with all applicable state licensure laws as well as any hospital by-laws applicable to credentialing activities. However, we cannot assure you that government officials will agree with our position.

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

It is possible that governmental or regulatory authorities could initiate investigations on these or other subjects at our facilities and such investigations could result in significant costs in responding to such investigations and penalties to us, as well as adverse publicity, declines in the value of our equity and debt securities and lawsuits brought by holders of those securities. It is also possible that our executives, managers and hospital board members, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. The positions taken by authorities in any investigations of us, our executives, managers, hospital board members or other healthcare providers, and the liabilities or penalties that may be imposed could have a material effect on our business, financial condition and results of operations.

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

Our efforts to enhance stockholder value through our strategic options process may not be successful.

On March 1, 2010, in an effort to enhance stockholder value, we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale of either MedCath or the sale of our individual hospitals and other assets. Since March 2010, we have announced the completion of sales involving the assets of, or MedCath’s interests in, the following entities: Arizona Heart Hospital, Avera Heart Hospital of South Dakota, Heart Hospital of Austin, TexSAn Heart Hospital, Louisiana Medical Center and Heart Hospital, Hualapai Mountain Medical Center, Harlingen Medical Center and HMC Realty, LLC, MedCath Partners and the minority ownership interest our MedCath Partners division held in Southwest Arizona Heart and Vascular, LLC.

We cannot assure you that our continuing efforts to enhance stockholder value through the conduct of our strategic options process will succeed. There will be risks associated any transaction alternative, including whether we will develop acquirers of our individual hospitals, or our ownership in these hospitals, at valuations that we deem reasonable or at any valuation. Moreover, the timing and terms of any transaction will depend on a variety of factors, some of which are beyond our control. A delay in or failure to complete one or more of the remaining asset transactions could have a material effect on our stock price and the amount of any potential distributions to our stockholders.

We cannot predict the timing, amount or mechanics of any potential future distributions to our stockholders.

Many unknown variables will affect the amount, timing and mechanics of any potential future distributions to stockholders. Factors that could have a material effect on the amount of any potential future distributions include, but are not limited to, decreases in the purchase price third parties are willing to pay for our assets, a failure to sell remaining assets, the amount of asset and corporate wind-down related operating and other expenses, MedCath’s tax treatment, inability to collect amounts owed to MedCath and any required reserves to address potential liabilities, including retained and contingent liabilities, including but not limited to those arising from the sales of our assets of both MedCath or its individual hospitals, and/or other unforeseen events. These and other factors, such as the procedures established under Delaware law for the dissolution of a Delaware corporation, could also delay the timing of any potential distributions.

A delay in the sales of our remaining assets is likely to decrease the funds available for distribution to stockholders.

Claims, liabilities and expenses from operations (including operating costs such as salaries, directors’ fees, directors and officers’ insurance, federal and state income taxes, payroll and local taxes, legal, investment banking, consulting and accounting fees and miscellaneous office expenses) will continue to be incurred by us as we seek to close sales of our remaining assets and wind-down our operations. In the event the sales of our remaining assets are delayed, we may incur additional claims, and will incur liabilities and expenses from operations that will reduce the net funds ultimately available for distribution to our stockholders.

If the sales of our remaining assets are not completed, or they are delayed, there will be fewer funds available for distribution to our stockholders.

If sales of our remaining assets are not consummated or they are delayed, we believe we will have limited alternative strategic options available with respect to these assets, and there is a substantial risk that our stockholders will realize materially less value from the proposed liquidation and dissolution of the Company. As of this time, we are not aware of any alternatives that would enable the Company to deliver similar or higher value to our stockholders as compared to the value to be received in connection with already completed or planned sales of our assets.

Cash distributions to stockholders could be substantially limited and delayed since, as part of our liquidation and dissolution, the Company is required to make adequate provision to satisfy all of our known and unknown liabilities before authorizing any cash distribution to stockholders.

Following (i) if successful, the sale of a substantial portion, but not necessarily all, of our Remaining Assets and (ii) the payment, or establishment of a reserve to pay, the Company’s liabilities (which may be material), including without limitation (a) any liabilities arising out of the ICD Investigation, (b) other currently unknown or unanticipated liabilities, (c) a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise or be identified after the Filing, the Company currently anticipates making one or more Additional Liquidating Distributions prior to the Outside Filing Date (as may be extended to the Extended Filing Date) and the Filing. However, the process of accounting for our liabilities (including those that are presently unknown) involve assumptions, estimates and complex valuation.

These uncertainties could impede the Board’s ability to make, and diminish the amount available, for distribution to our stockholders. Substantial time may be required for us to determine the extent of our liabilities to known third party creditors and claimants and for us to settle or judicially resolve any claims that are contested. Furthermore, pursuant to the DGCL, we may be subject to claims being commenced against us for liabilities unknown to us after dissolution. Assuming we follow the notice and claims process provided by Sections 280 and 281(a) of the DGCL, a period of time, likely more than nine months but potentially a significantly longer period, must elapse after the Filing and commencement of the wind down process before we may make any Additional Liquidating Distributions, if any, to allow for the notice and claims process. Such distributions may be made in more than one installment over an extended period of time.

If our contingent reserves are insufficient to satisfy our liabilities, creditors could assert claims against us seeking to prevent distributions or against our stockholders to the extent of distributions received.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve, our creditors could seek an injunction against the making of distributions on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the amount of any cash distributions to stockholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, creditors could assert claims against each stockholder receiving a distribution for the payment of such stockholder’s pro rata share of any shortfall, up to the amounts previously received by the stockholder in distributions from us.

After the Filing, Stockholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us, which may possibly be a number of years after our Dissolution.

In a complete liquidation if a stockholder sells his shares of stock in the Company after receiving some liquidating distributions, gain or loss will be recognized on the shares sold at the time of the sale. However, after the Filing, a sale of Company shares will not be possible, and a stockholder with a loss will only be able to recognize the loss when the stockholder has received the final liquidating distribution from us. Such final liquidating distribution may possibly be a number of years after our Dissolution.

If the Company provides seller financing in connection with the sale of any of its assets, the purchaser of any such assets may not succeed in refinancing or repaying the Company.

The Company provided seller financing to the purchaser of LMCHH. The purchaser of LMCHH, and the purchaser of any remaining assets for which the Company provides seller financing, may not succeed in refinancing or repaying the Company, or may not do so on a timely basis, in which event the amounts available for distribution to our stockholders may be materially reduced or delayed.

On September 30, 2011, the Company entered into a definitive Debt and Equity Purchase Agreement (the “Purchase Agreement”) to sell its interest in LMCHH to Cardiovascular Care Group (“CCG”). MedCath financed CCG’s purchase with a secured promissory note that was initially scheduled to mature 60 days after closing, subject to extension at CCG’s election for up to 60 additional days. CCG has notified MedCath that CCG has elected to extend the maturity date of this promissory note from November 30, 2011 to December 31, 2011. In accordance with the terms of the purchase agreement, CCG retains the right to extend the maturity of this promissory note for another 30 days beyond December 31, 2011. There are no assurances that CCG will pay the amount due under such promissory note. If CCG fails to make such payment the amounts available for distribution to our stockholders may be materially reduced or delayed.

Future cash distributions to stockholders could be substantially reduced and delayed as part of our liquidation and dissolution due to the pending ICD Investigation.

On March 12, 2010, the United States Department of Justice (“DOJ”) issued a Civil Investigative Demand (“CID”) to one of the Company’s hospitals regarding implantable cardioverter defibrillators (“ICD”) implantations (the “ICD Investigation”). The CID was issued in connection with an ongoing, national investigation relating to ICDs and Medicare coverage requirements for these devices. The CID requested certain documents and patient medical records regarding the implantation of ICDs for the period 2002 to the present. The Company has provided materials responsive to the CID.

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

During the period March 2011 through July 2011, legal counsel for the Company has met on multiple occasions with representatives of DOJ to discuss the investigation and present preliminary findings regarding an internal review of a Company hospital other. These preliminary findings were submitted to DOJ and continue to be discussed by the parties. The Company intends to similarly present and submit findings for its other hospitals under investigation.

As discussed above, the Company has complied with all requests from DOJ for information, is actively engaged in discussions with DOJ regarding the issues involved in the ICD Investigation, and continues the ICD implantations. Pursuant to DOJ’s request, the Company originally entered into a tolling agreement that tolled the statute of limitations for allegations related to ICDs until October 2011. The Company received a request from the DOJ to extend the tolling agreement for one additional year until October 31, 2012. The Company has agreed to the extension and has entered into a one year tolling agreement extension with the DOJ until October 31, 2012. To date, DOJ has not asserted any claims against the Company and the Company expects to continue to have input into the investigation. Because the investigation is in its early stages, however, the Company is unable to evaluate the outcome of the investigations and is unable to reasonably estimate the amounts to be paid, if any, upon the resolution of the investigations. However, the Company understands that this investigation is being conducted under the False Claims Act which could expose the Company to treble damages should the DOJ’s preliminary analysis of the Company’s hospitals’ ICD claims be substantiated. The Company’s total ICD net revenue is a material component of total net patient revenue and the results of this investigation could have a material effect on the Company’s financial condition, results of operations and cash flows and a material effect on the amount the Company is able to distribute to its stockholders in connection with the proposed liquidation and dissolution.

If we do not meet the requirements for continued listing on The Nasdaq Stock Market, our common stock could be delisted which would adversely affect the ability of our stockholders to sell shares of our common stock.

Our common stock is currently listed on The Nasdaq Stock Market. The Nasdaq Stock Market imposes continued listing requirements that companies must meet to remain listed on that market. These requirements include, among other things, minimum levels of assets and revenues. The Nasdaq Stock Market also considers factors like the number of employees of a company and a company’s ongoing revenue generating operations and plans. If we do not meet the requirements for continued listing on The Nasdaq Stock Market, our common stock could be delisted. Such a delisting could occur before the Filing. The delisting of our common stock would have an adverse effect on the liquidity of our common stock, such as the ability of our stockholders to sell their shares of our common stock, and its trading price.

Our stockholders will not be able to buy or sell shares of our common stock after we close our stock transfer books on the date on which we make the Filing.

We currently intend to close our stock transfer books and discontinue recording transfers of our common stock on the date on which we make the Filing with the Delaware Secretary of State (the “Dissolution Effective Date”). After we close our stock transfer books, we will not record any further transfers of our common stock on our books except by will, intestate succession or operation of law. Therefore, shares of our common stock will not be voluntarily transferable after the Dissolution Effective Date. All distributions after the Dissolution Effective Date will be made to our stockholders pro rata according to their respective holdings of common stock as of the Dissolution Effective Date. We intend to provide our stockholders notice of the date we intend to make the Filing with the Delaware Secretary of State by public announcement and by filing a current report on Form 8-K, no less than 20 calendar days’ prior to the Filing.

The directors and officers of the Company will continue to receive benefits from the Company following the sale of all or substantially all of the remaining assets, the Complete Liquidation and the Dissolution.

Following the Filing, we will continue to indemnify each of our current and former directors and officers to the extent permitted under the DGCL and the Company’s certificate of incorporation, bylaws and agreements as in effect at the time of the Filing. In addition, we intend to maintain directors’ and officers’ insurance coverage throughout the wind down period and through the lapse of the statute of limitations period on potential claims.

We depend on key personnel including our senior management who are important to the success of the liquidation of our business.

We have implemented stay-on incentive programs and have entered into long-term contractual employment contracts for certain of our key employees. However, the success of our Plan of Dissolution depends to a significant extent on the services of members of our senior management team and other key employees. The loss of one or more of these individuals or other key personnel could have a material effect on our liquidation process and our ability to report the changes in our consolidated net assets in liquidation.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we currently intend, after the Filing, to seek relief from the SEC from the reporting requirements under the Exchange Act. However, the SEC may not grant any such relief, in which case we would be required to continue to bear the expense of being a public reporting company. If we are granted relief of our SEC reporting requirement, we plan to continue to provide regular updates to our stockholders in some manner, such as via our website.

Despite the Company’s intention to completely liquidate, there can be no assurance that its efforts to do so will be successful.

The Company intends to complete the complete liquidation and dissolution of the Company in a manner that will qualify as a “complete liquidation” within the meaning of Section 346(a) of the Internal Revenue Code, but there can be no assurance that its efforts to do so will be successful. Under Delaware law, the Board of Directors does have the authority to abandon the Plan of Dissolution prior to the Filing without further stockholder action, if the Board of Directors determines that liquidation and dissolution are not in the best interests of the Company and our stockholders However, such action by the Board of Directors is not contemplated and is very unlikely. If the Company does not completely liquidate within the meaning of Section 346(a) of the Internal Revenue Code, then all or a portion of the amounts distributed could be treated as dividend distributions instead of distributions in complete liquidation.

We may have fiduciary duties to our partners that may prevent us from acting solely in our best interests.

We hold our ownership interests in hospitals and other healthcare businesses through ventures organized as limited liability companies or limited partnerships. As general partner, manager or owner of the majority interest in these entities, we may have special legal responsibilities, known as fiduciary duties, to our partners who own an interest in a particular entity. Our fiduciary duties include not only a duty of care and a duty of full disclosure but also a duty to act in good faith at all times as manager or general partner of the limited liability company or limited partnership. This duty of good faith includes an obligation to act in the best interest of each business, without being influenced by any conflict of interest we may have as a result of our own business interests to the extent they might conflict.

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

Material decisions regarding the operations or sale of our facilities require consent of our physician and community hospital partners, and limit our ability to take actions that we believe are in our best interest.

The physician and community hospital partners in our healthcare businesses participate in material strategic and operating decisions we make for these facilities, including those relating to the disposition of assets or the hospital. They may do so through their representatives on the governing board of the MedCath affiliate that owns the facility or a requirement in the governing documents that we obtain the consent of their representatives before taking specified material actions, such as a sale of a hospital. We generally must obtain the consent of our physician and other hospital partners or their representatives before making any material amendments to the operating or partnership agreement for the venture or admitting additional members or partners. These rights to approve material decisions could in the future limit our ability to take actions that we believe are in our best interest and the best interest of the venture. Disputes may arise that might result in significant litigation and settlement costs or might damage or reduce the purchase price from the sale of a remaining asset. We may not be able to resolve any dispute regarding material decisions with our physician or other hospital partners favorably, or at all.

Unfavorable or unexpected results at Bakersfield Heart Hospital could significantly impact our consolidated operating results and the value received upon a disposition.

Any material change in the financial or operating results of our Bakersfield Heart Hospital or the current demographic, economic, competitive or regulatory conditions in the geographic region of Bakersfield Heart Hospital could adversely affect our operating results, the purchase price a third party would be willing to pay for our interest in Bakersfield Heart Hospital and the amount available for distribution to our stockholders. In particular, if economic conditions deteriorate in the Bakersfield Heart Hospital market, we may experience a shift in payor mix arising from patients’ loss of or changes in employer-provided health insurance resulting in higher co-payments and deductibles or an increased number of uninsured patients.

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

Violations of the anti-kickback statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 for each violation or imprisonment and civil penalties of up to $50,000 for each violation, plus three times the amount claimed and exclusion from participation in the Medicare, Medicaid and other federal healthcare reimbursement programs. Any exclusion of our hospitals from these programs would result in significant reductions in revenue and would have a material effect on our business.

The requirements of the physician self-referral statute, or Stark Law, are very complex and while federal regulations have been issued to implement all of its provisions, proper interpretation and application of the statute remains challenging. The Stark Law prohibits a physician who has a “financial relationship” with an entity from referring Medicare or Medicaid patients to that entity for certain “designated health services.” A “financial relationship” includes a direct or indirect ownership or investment interest in the entity, and a compensation arrangement between the physician and the entity. Designated health services include some radiology services and all inpatient and outpatient hospital services.

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

In July 2007 as part of proposed revisions to the Medicare physician fee scheduled for fiscal year 2008, CMS proposed certain additional changes to the Stark Law. In particular, the proposed rule would revise the Stark Law exception for space and equipment rentals. In instances where a physician leases space or equipment to an entity who accepts patients referred by that physician, the CMS proposal would no longer allow unit-of-service or “per click” payments for such leases. Additionally, the proposed rule would no longer treat “under arrangements” between hospitals and physician-owned entities as compensation instead of ownership relationships. Specifically, the proposal would revise the definition of “entity” under the Stark Law to include not only the entity billing for the service but also the entity that has performed the designated health service CMS finalized these proposed changes to the Stark Law in the 2009 IPPS final rule published on August 19, 2008. These changes were effective October 1, 2009. Specifically, the 2009 IPPS final rule limited the ability of hospitals to enter into under arrangements with physicians and physician-owned entities and thus, physician-owned joint venture entities deemed to be “performing Designated Health Services (DHS)” were required to comply with one of the more limited Stark Law “ownership” exceptions, rather than the previously acceptable Stark Law “compensation” exceptions. In addition, the 2009 IPPS final rule finalized the prohibition on per unit compensation in space and equipment lease transactions. We restructured certain space and equipment lease transactions with physicians that include per unit or per use compensation effective October 1, 2009 as well certain arrangements with community hospitals. While we believe that such restructured arrangements comply with applicable law, we cannot be assured, however, that government officials will agree with our interpretation of applicable law.

The Health Care Reform Laws also made changes to the Stark Law, effectively preventing new physician-owned hospitals after March 23, 2010, and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital has physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development, as of December 31, 2010). A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership and, with certain narrow exceptions for high Medicaid hospitals, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements. Possible further amendments to the Stark Law, including any modification or revocation of the whole hospital exception upon which we rely in maintaining or establishing many of our relationships with physicians, could require us to change or adversely impact our relationships with physicians to own and operate a facility. There also can be no assurance the CMS will not promulgate additional regulations under the Stark Law that may change or adversely impact our arrangements with referring physicians.

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

On August 1, 2011, CMS published an updated IPSS for 2012 (the “2012 Final Rule”). The 2012 Final Rule includes the following payment and policy changes:

•

A market basket increase of 3.0% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data will receive an increase of 1.0%); CMS also made certain adjustments to the estimated 3.0% market basket increase that will result in a net market basket update of 1.0%, including the following adjustments to the market basket index:

•	Market basket index and productivity reductions required by the Affordable Care Act of 0.10% and 1.0%, respectively;

•	a reduction of 2.0% to permanently remove approximately one half of the estimated 3.9% documentation and coding adjustment resulting from the conversion to MS-DRGs; and

•	an increase of 1.1% to prospectively correct an error in the standardized rate related to the rural floor budget neutrality adjustment that occurred in prior years;

•	A 0.34% net increase in the capital federal MS-DRG rate; and

•	A decrease in the cost outlier threshold from $23,075 to $22,385.

During the 2011 fiscal period and the fiscal years ended September 30, 2010 and 2009, we derived 55%, 57% and 53%, respectively, of our net revenue from the Medicare and Medicaid programs. Changes in laws or regulations governing the Medicare and Medicaid programs or changes in the manner in which government agencies interpret them could materially and adversely affect our operating results or financial position.

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

Current or future legislative initiatives, government regulations or other government actions may have a material effect on us.

Companies within the healthcare industry continue to be the subject of federal and state investigations.

Both federal and state government agencies as well as private payors have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations including hospital companies. Like others in the healthcare industry, we receive requests for information from these governmental agencies in connection with their regulatory or investigative authority which, if determined adversely to us, could have a material effect on our financial condition or our results of operations.

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

In October 2007, we reached an agreement with the DOJ and the United States Attorneys’ Office in Phoenix, Arizona regarding clinical trials at the Arizona Heart Hospital, one of the eight hospitals in which we owned an interest. The settlement concerns Medicare claims submitted between June 1998 and October 2002 for physician services involving the implantation of certain endoluminal graft devices (utilized to treat aneurysms) that had not received final marketing approval from the FDA, and allegedly were either implanted without an approved investigational device exception (“IDE”) or were implanted outside of the approved IDE protocol. The DOJ allegations did not involve patient care and related solely to whether the procedures were properly reimbursable by Medicare. The parties reached a settlement of the allegations to avoid the delay, uncertainty, inconvenience, and expense of protracted litigation. Further, the hospital denied engagement in any wrongdoing or illegal conduct, and the settlement agreement does not contain any admission of liability. As disclosed in previous filings, the hospital agreed to pay approximately $5.8 million to settle and obtain a release from any civil or administrative monetary claims related to the DOJ’s investigation. Additionally, the hospital entered into corporate integrity agreement (“CIA”) with the OIG under which the hospital continued to maintain its existing corporate compliance program and which related to clinical trials conducted at the hospital. The $5.8 million was paid to the United States in November 2007 and in June 2011, the OIG issued its letter terminating the CIA.

During fiscal years 2008 and 2007 we refunded certain reimbursements to CMS related to carotid artery stent procedures performed during prior fiscal years at two of the Company’s consolidated subsidiary hospitals. The DOJ initiated an investigation related to our return of these reimbursements. As a result of the DOJ’s investigation, the Company began negotiating settlement agreements during the second quarter of fiscal 2009 with the DOJ whereby we are expected to pay approximately $0.8 million to settle and obtain releases from any federal civil false claims liability related to the DOJ’s investigation. The DOJ allegations do not involve patient care, and relate solely to whether the procedures were properly reimbursable by Medicare. The settlement does not include any finding of wrong-doing or any admission of liability. As of September 30, 2010, both settlement agreements had been executed and we had paid the United States $0.8 million related to this matter.

In June 2011, we reached agreement with the United States Attorneys’ Office in Phoenix regarding an excluded individual at one of the Company’s former hospitals. As part of the settlement agreement, the Company denied engagement in any wrongdoing or illegal conduct and the settlement agreement does not contain any admission of liability. On June 27, 2011, the Company paid approximately $225,000 to settle the matter.

See also the discussion above regarding the risk that future cash distributions to stockholders could be substantially reduced and delayed as part of our liquidation and dissolution due to the pending ICD investigation.

Future audits by Recovery Audit Contractors (“RACs”) could have a material effect on our reported financial results.

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

Changes in government regulation or changes in the enforcement or interpretation of existing laws or regulations could obligate us to purchase at the then fair market value some or all of the ownership interests of the physicians who have invested in our Bakersfield Heart Hospital. Regulatory changes that could create this obligation include changes that:

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

The healthcare industry is highly competitive. Our remaining hospital faces competition for patients from other providers in its markets where we compete for market share of cardiovascular and other healthcare procedures that are the focus of our facilities with two to three providers. Some of these providers are part of large for-profit or not-for-profit hospital systems with greater financial resources than we have available to us and have been operating in the markets they serve for many years. Some of the hospitals that we compete against in certain of our markets and elsewhere have attempted to use their market position and managed care networks to influence physicians not to enter into or to abandon joint ventures that own facilities such as ours by, for example, revoking the admission privileges of our physician partners at the competing hospital. These practices of “economic credentialing” appear to be on the increase. Although these practices have not been successful to date in causing us to lose existing investors, the future loss of a significant number of our physician partners in one or more of our existing ventures could have a material effect on our business and operating results.

We depend on our relationships with the physicians who use our facilities.

The business of Bakersfield Heart Hospital depends upon the efforts and success of the physicians who provide healthcare services at that facility and the strength of our relationships with these physicians. Each member of the medical staffs at our hospital may also serve on the medical staffs of, and practice at, hospitals not owned by us. Such physicians may also collaborate with other hospitals in our remaining markets, which may affect the revenues and financial performance of our hospitals.

The business at the Bakersfield Heart Hospital could be adversely affected if a significant number of key physicians or a group of physicians:

•	terminated their relationship with, or reduced their use of, that hospital,

•	failed to maintain the quality of care provided or to otherwise adhere to the legal professional standards or the legal requirements to obtain privileges at our hospitals or other facilities,

•	suffered any damage to their reputation,

•	exited the market entirely,

•	experienced financial issues within their medical practice or other major changes in its composition or leadership, or

•	align with another healthcare provider resulting in significant reduction in use of our facilities.

Historically, the medical staff at each of our hospitals ranged from approximately 100 to 400 physicians depending upon the size of the hospital and the number of practicing physicians in the market. If we fail to maintain our relationships with the physicians in this group at a particular hospital, many of whom are investors in our hospitals, the revenues of that hospital would be reduced. None of the physicians practicing at our hospitals has a legal commitment, or any other obligation or arrangement that requires the physician to refer patients to any of our hospitals or other facilities.

From time to time physicians who are leaders of their medical groups and who use our hospital may retire or otherwise cease practicing medicine or using our facility for a variety of reasons. Those medical groups may not replace those physician leaders or may replace them with physicians who choose not to use our hospitals. Losing the utilization of our hospital by those physicians and other physicians in their medical groups may result in material decreases in our revenue and financial performance.

We rely heavily on our information systems and if our access to this technology is impaired or interrupted, or if such technology does not perform as warranted by the vendor, our business could be harmed and we may not comply with applicable laws and regulations or meet our obligations to the purchasers of our hospitals.

Increasingly, our business depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our strategic objectives and to remain in compliance with various regulations, we must continue to develop and enhance our information systems, which may require the acquisition of equipment and third-party software. Our inability to implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to operate effectively, or any interruption or loss of our information processing capabilities, for any reason including if such systems, or systems acquired in the future, or the vendors that supply or service them, do not perform appropriately, could harm our business, results of operations or financial condition.

In connection with our liquidation and dissolution we have subcontracted material portions of our information services and systems to third parties. If those third parties fail to fulfill all of their obligations to us, we in turn may be in default of material transition service obligations we have undertaken to the purchasers of our hospitals. Such a default could have a material adverse effect upon the Company and the amounts available for distribution to our stockholders.

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

On January 8, 2009, the California Supreme Court ruled in Prospect Medical Group, Inc., et al. v. Northridge Emergency Medical Group, et al. (2009) 45 Cal. 4th 497, that under California’s Knox-Keene Healthcare Service Plan act of 1975, healthcare providers may not bill patients for covered emergency out patient services for which health plans or capitated payors are invoiced by the provider but fail to pay the provider. The California Supreme Court held that the only recourse for healthcare providers is to pursue the payors directly. The Prospect decision does not apply to amounts that the health plan or capitated payor is not obligated to pay under the terms of the insured’s policy or plan or amounts the plan participant is obligated to pay under the terms of the insured’s policy. Although the Prospect decision only considered emergency providers and referred to HMOs and capitated payors, future court decisions on how the so-called “balance billing” statute is interpreted does pose a risk to healthcare providers that perform emergency or other out-patient services in the state of California.

A purported class action law suit was filed by an individual against the Bakersfield Heart Hospital. In the complaint the plaintiff alleges that under California law, and specifically under the Knox-Keene Healthcare Act, and under the Health and Safety Code of California that California prohibits the practice of “balance billing” patients who are provided “emergency services” as defined under California law. On November 24, 2010, the court granted the Bakersfield Heart Hospital’s motion to strike plantiff’s class allegations, which the plaintiff appealed. In February 2011, the parties negotiated and executed a settlement agreement whereby the plaintiff dismissed both his complaint (with prejudice) and his pending appeal.

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

The stockholders rights plan may make it more difficult for investors to acquire our common stock.

In June 2011, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. The Rights Plan helps to protect the utilization of certain of our favorable tax attributes by deterring a potential buyer of our stock from accumulating an ownership position that could jeopardize our ability to utilize our net favorable tax attributes. However, the Rights plan does not ensure that a change of ownership which would jeopardize our tax attributes will not occur.

The Rights Plan is intended to act as a deterrent to any person acquiring 4.99% or more of the outstanding shares of the Company’s Common Stock or any existing 4.99% or greater holder from acquiring any additional shares without the approval of the Board. The Plan includes a procedure whereby the Board may consider requests to exempt certain proposed acquisitions of Common Stock from the applicable ownership trigger if the Board determines that the requested acquisition will not limit or impair the value or availability of the Tax Attributes to the Company.

The Rights Plan may make it more difficult for other persons or entities, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock, or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interests. The Rights Plan also may limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located in Charlotte, North Carolina in approximately 32,580 square feet of leased commercial office space.

Each of our hospitals owns the land and buildings of the hospital. Each hospital has pledged its interest in the land and hospital building to secure the long-term debt incurred to develop the hospital, and substantially all the equipment located at these hospitals is pledged as collateral to secure long-term debt.

Item 3.	Legal Proceedings

We are involved in various litigation and proceedings in the ordinary course of our business. Other than with respect to the ICD Investigation, we do not believe, based on our experience with past litigation, and taking into account our applicable insurance coverage and the expectations of counsel with respect to the amount of our potential liability, the outcome of any such litigation, individually or in the aggregate, will have a material effect upon our business, financial condition or results of operations. See “Risk Factors – Future cash distribution to stockholders could be substantially reduced and delayed as part of our liquidation and dissolution due to the pending ICD Investigation”.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market® under the symbol “MDTH.” At December 13, 2011, there were 20,346,478 shares of common stock outstanding, the sale price of our common stock per share was $7.20, and there were 63 holders of record. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq Global Market ®:

Year Ended September 30, 2011	High	Low
First Quarter	$14.70	$9.68
Second Quarter	14.58	12.47
Third Quarter	14.96	12.76
Fourth Quarter	14.40	12.11

Year Ended September 30, 2010	High	Low
First Quarter	$9.99	$6.69
Second Quarter	12.94	6.62
Third Quarter	11.20	7.75
Fourth Quarter	10.24	7.00

In connection with our stockholder’s approval of the Plan of Dissolution, our Board of Directors declared a liquidating distribution of $6.85 per share of common stock outstanding on September 22, 2011, which was paid October 13, 2011 to stockholders of record on October 6, 2011. This was the first liquidating distribution declared under the Plan of Dissolution. No dividends or other distributions were paid during the two most recent fiscal years.

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

By adopting the Plan, the Board is seeking to preserve for the Company’s stockholders the value or availability of certain of the Company’s tax attributes (the “Tax Attributes”). The Company currently has Tax Attributes which may entitle the Company to either reduce income taxes that may otherwise become due or to seek a refund of income taxes due with respect to the Company’s future tax years totaling up to as much as $8.0 million of tax reductions. These Tax Attributes may be materially reduced or eliminated by a “change of ownership” of the Company under Section 382 of the Internal Revenue Code (a “change of ownership”). If a change of ownership were to occur, the actual amount of Tax Attributes that could be materially reduced or eliminated would depend upon various factors, which among others include: (i) when the change of ownership occurred, (ii) the order in which certain hospitals owned by the Company are sold, (iii) the final sale price of certain hospitals owned by the Company and (iv) the timing of the liquidation of certain of the Company’s subsidiary limited liability companies or limited partnerships which have already sold their hospitals. Generally, a change of ownership will occur if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last change of ownership experienced by the Company.

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

The following graph illustrates, for the period from September 30, 2006 through September 30, 2011, the cumulative total stockholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the NASDAQ Composite Stock Index and (3) the S&P Health Care Facilities Index.

The comparisons in this table are required by the rules of the Securities and Exchange Commission and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among MedCath Corporation, the NASDAQ Composite Index

and the S&P Health Care Facilities Index

$160

$140

$120

$100

$80

$60

$40

$20

$0

9/06

9/07

9/08

9/09

9/10

9/11

MedCath Corporation

NASDAQ Composite

S&P Health Care Facilities

*$100 invested on 9/30/06 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

The following table sets forth our selected consolidated financial data as of and for the 2011 fiscal period and the years ended September 30, 2010, 2009, 2008, and 2007.

	2011 Fiscal Period	Year Ended September 30,
		2010	2009	2008	2007
Consolidated Statement of Operations Data:
(in thousands, except per share data)
Net revenue	$167,301	$166,411	$134,129	$132,633	$195,406
Impairment of long-lived assets and goodwill	$20,358	$66,022	$17,000	$—	$—
(Loss) income from continuing operations before income taxes	$(42,360)	$(90,049)	$(30,975)	$(3,604)	$7,880
Loss from continuing operations, net of taxes	$(29,177)	$(61,843)	$(27,653)	$(6,642)	$(4,829)
Income (loss) from discontinued operations, net of taxes	$95,813	$13,472	$(22,629)	$27,632	$16,356
Net income (loss)	$66,636	$(48,371)	$(50,282)	$20,990	$11,527
(Loss) earnings from continuing operations attributable to MedCath Corporation common stockholders per share, basic	$(1.45)	$(3.12)	$(1.40)	$(0.33)	$(0.23)
(Loss) earnings from continuing operations attributable to MedCath Corporation common stockholders per share, diluted	$(1.45)	$(3.12)	$(1.40)	$(0.33)	$(0.22)
(Loss) earnings per share, basic	$3.30	$(2.44)	$(2.55)	$1.05	$0.56
(Loss) earnings per share, diluted	$3.30	$(2.44)	$(2.55)	$1.04	$0.54
Weighted average number of shares, basic (a)	20,153	19,842	19,684	19,996	20,872
Weighted average number of shares, diluted (a)	20,159	19,842	19,684	20,069	21,511
Balance Sheet and Cash Flow Data:
(in thousands)
Total assets	$408,670	$494,538	$590,448	$653,456	$678,567
Total long-term obligations	$—	$99,841	$115,231	$121,989	$148,484
Net cash (used in) provided by operating activities	$(28,131)	$43,294	$63,633	$52,008	$58,225
Net cash provided by (used in) investing activities	$435,394	$(16,956)	$(63,790)	$(5,805)	$(28,591)
Net cash used in financing activities	$(177,357)	$(41,009)	$(50,210)	$(78,028)	$(80,116)
Selected Operating Data (consolidated) (b):
Number of hospitals	3	3	2	2	2
Licensed beds (c)	254	254	184	105	105
Staffed and available beds (d)	214	214	144	105	105
Admissions (e)	7,907	8,380	6,488	7,068	7,365
Adjusted admissions (f)	12,675	13,036	9,522	9,734	9,998
Patient days (g)	31,713	33,041	25,543	24,967	25,410
Adjusted patient days (h)	50,803	51,341	37,469	34,332	34,494
Average length of stay (i)	4.01	3.94	3.94	3.53	3.45
Occupancy (j)	40.6%	42.3%	48.6%	65.0%	66.3%
Inpatient catheterization procedures (k)	1,778	2,304	2,206	2,913	3,315
Inpatient surgical procedures (l)	1,832	2,023	1,702	1,676	1,622

(a)	See Note 14 to the consolidated financial statements included elsewhere in this report.
(b)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which were accounted for using the equity method or as discontinued operations in our consolidated financial statements. During the fourth quarter of fiscal 2007, Harlingen Medical Center ceased to be a consolidated subsidiary due to the sale of a portion of our interests in the hospital. The 2011 Fiscal Period is as of September 22, 2011. Subsequent to that date, the Company disposed of its interest in two of the consolidated hospitals.
(c)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.
(d)	Staffed and available beds represent the number of beds that were readily available for patient use at the end of the period.
(e)	Admissions represent the number of patients admitted for inpatient treatment.
(f)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(g)	Patient days represent the total number of days of care provided to inpatients.
(h)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.
(i)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.
(j)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.
(k)	Inpatients with a catheterization procedure represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.
(l)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview and Background of Strategic Options Process

We are a healthcare provider incorporated in Delaware in 2001. We own and operate hospitals that are focused on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We opened our first hospital in 1996. On March 1, 2010 we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of our equity or the sale of our individual hospitals and other assets as the Board of Directors determined that selling our assets or equity may provide the highest return for our stockholders. We retained Navigant Capital Advisors as our financial advisor to assist in this process. At that time we had majority ownership interests in eight hospitals, minority ownership interests in two hospitals, a minority ownership interest in a hospital real estate venture, and owned MedCath Partners, a division of MedCath that managed cardiac diagnostic and therapeutic facilities. Since this announcement, we have sold seven of our majority owned hospitals, our equity interest in one of our minority owned hospitals and our MedCath Partners division, including a venture that was minority owned through our MedCath Partners division.

As of September 30, 2011, we had a 53.3% ownership interest in Bakersfield Heart Hospital in Bakersfield, California, a 34.82% minority ownership interest in Harlingen Medical Center in Harlingen, Texas, and had a 36.06% ownership interest in HMC Realty, LLC, a real estate venture in Harlingen, Texas, which holds the real estate related to Harlingen Medical Center (collectively “Harlingen”). On November 30, 2011 we sold to Prime Health Services our interests in Harlingen for $9.0 million. We manage our remaining hospital from our corporate office located in Charlotte, North Carolina.

On September 22, 2011, at a special meeting of stockholders, our stockholders approved (a) the sale of all or substantially all of our remaining assets prior to filing a certificate of dissolution and (b) the complete liquidation of the Company (as described in Section 356(a) of the Internal Revenue Code of 1986, as amended, after the Board of Directors of the Company had concluded that the implementation of a formal plan of dissolution (the “Plan of Dissolution”) was in the best interest of the Company and its stockholders. Accordingly, we adopted the liquidation basis of accounting as of September 23, 2011 since the liquidation and dissolution of the Company was imminent.

As a result of the adoption of a formal Plan of Dissolution, our activities are now limited to operating Bakersfield Heart Hospital, fulfilling transition service obligations to the purchaser of our hospitals, realizing the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities and making distributions to our stockholders. Winding down our remaining business activities includes continuing our corporate division functions, managing our remaining hospital, Bakersfield Heart Hospital, until its value is realized, realizing the value of corporate held assets and paying the creditors of previously sold hospitals in which we retained net working capital.

Management’s goal is to liquidate all of its remaining assets as soon as practical while seeking to maximize stockholder value. It is currently anticipated that all of the remaining operating assets of the Company will be sold in calendar 2012, and that a significant additional liquidating distribution will be paid before the Company files a certificate of dissolution, subject to the Company’s obligation to pay or make provisions to satisfy all of its expenses and liabilities. After the sale of its operating assets, the Company intends to retain an amount of assets that are needed to ensure that it has sufficient assets to pay or satisfy all of its remaining expenses and liabilities. Payroll and related costs and other expenses are currently anticipated to be incurred at least through September 30, 2015 in order to complete all required regulatory filings and audits. Accordingly, our estimate of expenses anticipated to be incurred from October 1, 2011 to September 30, 2015 have been accrued as of September 30, 2011 in our financials statements prepared on the liquidation basis of accounting. The Company my transfer all of its assets to a liquidating trust prior to September 30, 2015 and may make additional liquidating distributions prior to September 30, 2015.

Since announcement of the Strategic Options Committee and commencement of our strategic options process, the Company has completed the following transactions:

•

The disposition of Arizona Heart Hospital in which the Company sold the majority of the hospital’s assets to Vanguard Health Systems for $32.0 million, plus retained working capital. The transaction was completed effective October 1, 2010.

•

The disposition of the Company’s wholly owned subsidiary that held 33.3% ownership of Avera Heart Hospital of South Dakota (Sioux Falls, SD) to Avera McKennan for $20.0 million, plus a percentage of the hospital’s available cash. The transaction was completed October 1, 2010.

•

The disposition of Heart Hospital of Austin in which the Company and the physician owners sold substantially all of the hospital’s assets to St. David’s Healthcare Partnership L.P. for approximately $83.8 million, plus retained working capital. The transaction was completed effective November 1, 2010.

•

The disposition of the Company’s approximate 27.0% ownership interest in Southwest Arizona Heart and Vascular, LLC (Yuma, AZ) to the joint venture’s physician partners for $7.0 million. The transaction was completed effective November 1, 2010.

•

The disposition of TexSan Heart Hospital in which the Company sold the majority of the hospital’s assets to Methodist Healthcare System of San Antonio for $76.25 million, plus an adjustment for retained working capital. The transaction was completed effective December 31, 2010.

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

•

The disposition of the Company’s 70.3% of ownership interest and management rights in Arkansas Heart Hospital to AR-MED, LLC, for $73.0 million plus a percentage of the hospital’s available cash. The transaction was completed on July 31, 2011.

•

The disposition of Heart Hospital of New Mexico in which the Company sold the majority of the hospitals assets to Lovelace Health System, Inc. for $119.0 million. The transaction was completed on July 31, 2011.

Subsequent to our adoption of the Plan of Dissolution on September 22, 2011, we have completed three transactions including:

•

The disposition of the Company’s 95.4% ownership interest in Louisiana Medical Center and Heart Hospital (“LMCHH”) to Cardiovascular Care Group for $23.0 million subject to certain working capital adjustments. The transaction was completed via a seller note on September 30, 2011.

•

The disposition of Hualapai Mountain Medical Center in which the Company sold the majority of the hospitals assets to Kingman Regional Medical Center for $31.0 million plus retention of working capital. The transaction was completed on September 30, 2011.

•

The disposition of the Company’s 34.82% minority ownership interest in Harlingen Medical Center in Harlingen, Texas, and its 36.06% ownership interest in HMC Realty, LLC, a real estate venture in Harlingen, Texas, which holds the real estate related to Harlingen Medical Center for $9 million. The transaction was completed on November 30, 2011.

In connection with our stockholder’s approval of the Plan of Dissolution, our Board of Directors declared a liquidating distribution of $6.85 per share of common stock outstanding on September 22, 2011, which was paid October 13, 2011 to stockholders of record on October 6, 2011. This was the first liquidating distribution declared under the Plan of Dissolution.

Plan of Dissolution

As a result of the September 22, 2011 approval of the Plan of Dissolution by our stockholders, the following events have occurred, or the Company anticipates the following will occur:

•

The Company made a distribution equal to $6.85 per share of the Company’s common stock as (the “First Liquidating Distribution”) as a result of, among other things, the sales of a material portion of our assets;

•	We will seek to sell all or substantially all of our remaining assets (“Remaining Assets”);

•

We will seek to pay, or establish a reserve to pay, all of the Company’s liabilities, including without limitation (a) any liabilities arising out of the United States Department of Justice’s national investigation regarding implantable cardioverter defibrillators implantations (see “Risk Factors- such Risk Factor includes the definition of the “ICD Investigation”), (b) other currently unknown or unanticipated liabilities, and (c) a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the General Corporation Law of the State of Delaware (“DGCL”) with respect to additional liabilities that may arise or be identified after the Filing (the “Liability Payment Condition”);

•

We will file a certificate of dissolution in accordance with Section 275 of the DGCL (the “Filing”) no later than the date which is on or about the one year anniversary date the Stockholders approved the Plan of Dissolution (the “Outside Filing Date”). However, the date of Filing may be extended by the Board of Directors under certain circumstances discussed below;

•

If prior to the Outside Filing Date the Board of Directors determines in the exercise of its fiduciary duties that the Company has (a) sold substantially all, but not necessarily all, of its Remaining Assets (the “Asset Sale Condition” and, together with the Liability Payment Condition, the “Additional Distribution Conditions”) and (b) satisfied the Liability Payment Condition, then the Company currently anticipates making one or more additional liquidating distributions (the “Additional Liquidating Distributions”, which defined term refers to any additional liquidating distributions made either before or after the Filing) prior to the Filing;

•

If the Board of Directors determines that the Additional Distribution Conditions have not been satisfied by the Outside Filing Date, then the Company currently anticipates calling a special meeting of its stockholders and submitting an additional proxy statement to seek the approval of our stockholders to delay the Filing for such additional period of time as the Board of Directors determines is advisable to provide the Company with an extended time period during which to satisfy the Additional Distribution Conditions and make additional liquidating distributions prior to the Filing (such extended date of the Filing hereafter referred to as the “Extended Filing Date”). If such approval from our stockholders is obtained, then the Filing will be delayed to the Extended Filing Date in accordance with the terms described in such subsequent proxy statement. If such approval to delay the Filing is not obtained from our stockholders, then the Filing will not be so delayed and the Filing will be made on or about the Outside Filing Date;

•

In addition to the First Liquidating Distribution, the Company will seek to make one or more Additional Liquidating Distributions to stockholders of the Company’s common stock as of the record date for any such distributions under the circumstances described herein.

•

The amount and timing of any Additional Liquidating Distributions may be subject to material reduction and delay based upon, among other factors: (i) the Company’s ability to sell all or a substantial portion of the Remaining Assets as well as the timing and terms thereof, (ii) the payment or establishment of reserves to satisfy any liabilities arising out of the ICD Investigation, other currently unknown or unanticipated liabilities (which may be material) and the establishment of a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise or be identified after the Filing (see “Risk Factors”);

•

The Company has not been able yet to establish a reserve for any liabilities arising out of the ICD Investigation, other currently unknown or unanticipated liabilities or a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise or be identified after the Filing, the amounts of which may materially reduce the amount of any Additional Liquidating Distributions. (See “Risk Factors”);

•

It is not possible to predict with certainty the portion of any Additional Liquidating Distributions which will be made before the Filing and the portion of any Additional Liquidating Distributions which will be made after the Filing, or the amount of any Additional Liquidating Distributions. The Board of Directors, in the exercise of its fiduciary duties, will make the determination as to whether and when the Additional Distribution Conditions have been satisfied which may be prior to the Outside Filing Date or the Extended Filing Date or after such dates. (See “Risk Factors”);

•

As of the date of the Filing, the Company will close its stock transfer books and the Company’s common stock will cease to trade, and the Company anticipates publicly announcing, and filing with the SEC, a current report on Form 8-K informing our stockholders of the Company’s intention to make the Filing at least 20 days prior to the date on which such Filing is to be made;

•

After the Filing, the Company will seek to sell or otherwise liquidate its remaining assets in accordance with the provisions of Sections 280 and 281(a) of the DGCL which it has not sold prior to the Filing;

•

After the Filing, the Company will pay, or establish reserves for payment of, all of its liabilities and obligations in the manner provided under the DGCL. Those liabilities and obligations will include, among other things, all valid claims made against us and all expenses arising out of the sale of assets, the liquidation and dissolution provided for in the Plan of Dissolution and the liabilities associated with the pending ICD Investigation. We do not know the amount of these potential liabilities but currently believe that such amounts may be material and may materially reduce the amount of Additional Liquidating Distributions. Such payments and reserves will be made using the funds which the Company retains or collects as of or after the Filing;

•

After the Filing, when the Company has paid or made adequate provision for payment of all of its liabilities and obligations in the manner provided under the DGCL, including without limitation liabilities which may arise in respect of the ICD Investigation, successfully sold any of its Remaining Assets, one or more Additional Liquidating Distributions may be made to stockholders as of the record date for such distributions which record date shall be on or about the date of the Filing. The timing and amount of the benefits of the Tax Attributes realized by the Company will also affect the amounts and timing of any Additional Liquidating Distributions. We currently anticipate that any post-Filing Additional Liquidating Distributions would be made no sooner than at least the date which is approximately nine months after the Filing as a result of the dissolution process required pursuant to the DGCL and may not occur, if at all, until several years after the Filing. After the Filing the Company may transfer some or all of its assets to a liquidating trust or limited liability company for the benefit of our stockholders.

Authority to Sell any Remaining Assets

The Plan of Dissolution which was approved by our stockholders gives the Board of Directors, to the fullest extent permitted by law, the authority to liquidate all of our assets in the manner that is in the best interest of the Company’s stockholders before the Filing, and to extent determined to be appropriate by our Board of Directors, after the Filing. Accordingly, the stockholder approval which we have received constitutes to the fullest extent permitted by law, approval of our sale of any and all of our Remaining Assets, on such terms and conditions as the Board of Directors, in its absolute discretion and without further stockholder approval, may determine, including without limitation the use of seller financing or other arrangements by the Company in connection with the sale of any of the Remaining Assets.

Dissolution Under the General Corporation Law of the State of Delaware

As set forth above, we will take the steps necessary to make the Filing on or about the Outside Filing Date, as may be extended to the Extended Filing Date, with the Delaware Secretary of State and wind down our affairs as described below at such times as the Board of Directors, in its absolute discretion, deems necessary, appropriate or advisable to maximize the value of our assets upon liquidation. The dissolution will be effective upon the filing of the certificate of dissolution with the Delaware Secretary of State or upon such later date as may be specified in the certificate of dissolution. Once our certificate of dissolution is filed and effective, we will continue to operate any facilities we still own but will cease to conduct other business, except for the purpose of winding down our affairs, and we will close our transfer books. Under the DGCL, the Company will continue to exist for three years after the dissolution becomes effective, or for such longer period as the Delaware Court of Chancery shall direct, for the purposes of prosecuting and defending suits, whether civil, criminal or administrative, by or against it, and enabling it to gradually settle and close its business, to dispose of and convey its property, to discharge its liabilities and to distribute to its stockholders any remaining assets, but not for the purpose of continuing the business for which the Company was organized. However, within such three year period the Company may transfer all of its assets and liabilities to a liquidating trust for the benefit of our stockholders.

Dissolution Process

The Plan of Dissolution provides that the Board of Directors will dissolve the Company and liquidate our assets in accordance with the provisions of Sections 280 and 281(a) of the DGCL. These procedures would require the Company to:

•

Publish notice of the Dissolution and mail notice of the Dissolution to all persons known to have a claim against us and provide for the acceptance or rejection of any such claims in accordance with Section 280 of the DGCL;

•

Offer to any claimant on a contract whose claim is contingent, conditional or unmatured, security in an amount sufficient to provide compensation to the claimant if the claim matures and petition the Delaware Court of Chancery to determine the amount and form of security sufficient to provide compensation to any claimant who rejects our offer of security in accordance with Section 280 of the DGCL;

•

Petition the Delaware Court of Chancery to determine the amount and form of security which would be reasonably likely to be sufficient to provide compensation for claims that are subject of pending litigation against us and claims that have not been made known to us at the time of dissolution but are likely to arise or become known within five years (or a longer period not to exceed ten years in the discretion of the Delaware Court of Chancery), each in accordance with Section 280 of the DGCL;

•

Pay, or make adequate provision for payment, of all claims made against us and not rejected, including all expenses of the sale of assets and of the liquidation and dissolution provided for by the Plan of Dissolution in accordance with Section 280 of the DGCL;

•

Post all security offered to claimants holding contingent, conditional or unmatured contractual claims if not rejected by such claimant and all security ordered by the Delaware Court of Chancery in accordance with Section 280 of the DGCL;

•	Pay, or make adequate provision for payment, of all other claims that are mature, known and uncontested or that have been finally determined to be owing by us; and

•	Distribute any remaining assets to the stockholders of the Company.

Our Board of Directors and our remaining officers will oversee our liquidation and dissolution. As compensation for the foregoing, our remaining officers will continue to receive salary and benefits as determined by the Board of Directors. We also anticipate that members of our Board of Directors will receive compensation during this period, although the form and amount of such compensation has not been finally determined. We may also elect to reduce the size of our Board of Directors at any time before or after the Filing.

Distributions to Stockholders

Subject to the risks and conditions described herein, including without limitation the Additional Distribution Conditions, the Company will seek to make one or more Additional Liquidating Distributions prior to the Filing.

We will continue to incur claims, liabilities and expenses from operations, including operating costs, salaries and benefits, income taxes, payroll and local taxes, and miscellaneous office expenses. We also anticipate that expenses for professional fees and other expenses of liquidation may be significant. These expenses will reduce the amount of assets available for ultimate distribution to our stockholders.

Following the Filing, we will pay and discharge, or make adequate provision for the payment, satisfaction and discharge of all known and uncontested liabilities and obligations, including costs and expenses incurred and anticipated to be incurred in connection with the sale of any assets remaining after the certificate of dissolution is effective. We will reserve assets in a contingency reserve deemed by management and the Board of Directors to be adequate to provide for such pending liabilities and obligations that have not arisen but might arise. The amount of any contingency reserve is also subject to the approval of the Delaware Court of Chancery. The amount of any contingency reserve will be materially impacted by any liabilities arising from the ICD Investigation, which liabilities the Company cannot currently estimate and which may be material.

Our Board of Directors will determine, in its sole discretion and in accordance with applicable law, the timing, the amount and kind of, and the record date for, any distribution made to stockholders, subject to the approval of the Delaware Court of Chancery. Any Additional Liquidating Distributions will be made to stockholders on a pro rata basis. Although the Board of Directors has not established a firm timetable for any further distribution to stockholders, the Board of Directors currently anticipates, subject to the risks and conditions described herein, including without limitation the Additional Distribution Conditions, (i) seeking to make one or more Additional Liquidating Distributions prior to the Filing on or about the Outside Filing Date, as may be extended to the Extended Filing Date, and (ii) subject to the exigencies discussed above inherent in winding up our business and which are described elsewhere herein, seeking to make further Additional Liquidating Distributions following the Filing.

Abandonment of the Plan of Dissolution

Under Delaware law, if at any time prior to the Filing our Board of Directors determines that the Plan of Dissolution is not in the best interests of our stockholders, our Board of Directors may direct that the Plan of Dissolution be abandoned, or may amend or modify the Plan of Dissolution, to the extent permitted by the DGCL, without further stockholder approval. After the Filing, the Board of Directors may seek stockholder approval for the revocation of the Plan of Dissolution if it determines that the Plan of Dissolution is no longer in the best interests of the Company and our stockholders. However, our Board of Directors continues to believe that the Plan of Dissolution is in the best interests of the Company and our stockholders.

Continued SEC Reporting Requirements

Even though a Plan of Dissolution has been approved, MedCath has an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with such reporting requirements is economically burdensome. After the Filing, in order to curtail expenses, we expect to seek relief from the SEC from the reporting requirements under the Exchange Act, but there can be no assurances that such relief will be granted by the SEC. If such relief is granted, the Company currently intends to continue to provide stockholders with financial statements that would be filed periodically on our website.

Liquidating Trusts or Limited Liability Companies

Although no decision has been made, if deemed advisable by the Board of Directors for any reason, we may, following the effectiveness of the certificate of dissolution, transfer any or all of our assets to one or more trusts or limited liability companies established for the benefit of stockholders, subject to the claims of creditors. Thereafter these assets will be sold by the trust or limited liability companies or, subject to the satisfaction of claims of creditors, distributed to our stockholders as approved by the trustees of the trusts or managers of the limited liability companies or trusts, as applicable. Our Board of Directors is authorized to appoint one or more trustees of each liquidating trust or one or more managers of each limited liability company and to cause the Company to enter into a liquidating trust agreement or limited liability company agreement with the trustee(s) or manager(s) of each such trust or limited liability company on such terms and conditions as may be approved by the Board of Directors. Our Board of Directors and management may determine to transfer assets to a liquidating trust or limited liability company in circumstances where the nature of an asset is not susceptible to distribution (for example, interests in intangibles) or where our Board of Directors determines that it would not be in the best interests of the Company and our stockholders for those assets to be distributed directly to the stockholders at that time. If all of our assets (other than the contingency reserve) are not sold or distributed prior to the third anniversary of the effectiveness of the Dissolution, we may transfer in final distribution those remaining assets to a liquidating trust or limited liability company, or we may petition the Delaware Court of Chancery to extend the three year period. Our Board of Directors may also elect in its discretion to transfer the contingency reserve, if any, to a liquidating trust or limited liability company owned by our stockholders. Our Board of Directors believes the flexibility provided by the Plan of Dissolution with respect to the liquidating trusts or limited liability companies to be advisable. The trust or limited liability company would be evidenced by a trust agreement or limited liability company agreement. The purpose of the trust or limited liability company would be to serve as a temporary repository for the trust or limited liability company property prior to its disposition or distribution to our stockholders. The transfer to the trust or limited liability company and distribution of interests therein to our stockholders would enable us to divest ourselves of the trust or limited liability company property and permit our stockholders to enjoy the economic benefits of ownership of the trust or limited liability company property. Pursuant to a trust agreement or limited liability company agreement, as applicable, the trust or limited liability company property would be transferred to the trustees or managers immediately prior to the distribution of interests in the trust or limited liability company to our stockholders, to be held for the benefit of the stockholder beneficiaries subject to the terms of the trust agreement or limited liability company agreement, as applicable, which are approved by our Board of Directors.

Potential Creditor Claims if Reserves Insufficient

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve, our creditors could seek an injunction against the making of distributions on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the amount of any cash distributions to stockholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, creditors could assert claims against each stockholder receiving a distribution or dividend for the payment of such stockholder pro rata share of any shortfall, up to the amounts previously received by the stockholder in distributions or dividends from us.

Liquidation Basis of Accounting Critical Accounting Policies and Estimates

Basis of Consolidation – As a result of the Company’s Board approving the Plan of Dissolution and the stockholders’ approval of the Plan of Dissolution, we adopted the liquidation basis of accounting effective September 22, 2011. This basis of accounting is considered appropriate when liquidation of a company is imminent. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

Use of Estimates – The conditions required to adopt the liquidation basis of accounting were met on September 22, 2011 (the “Effective Date”). The results of operations for the period from October 1, 2010 to September 22, 2011 include the on-going operations. Discontinued operations are not presented separately under the liquidation basis of accounting.

The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, we recorded the following adjustments as September 22, 2011, the date of adoption of the liquidation basis of accounting:

(in thousands)
Adjust assets to net realizable value and liabilities to estimated settlement amount:
Write up of investment in and advances to affiliates	$21,812
Write down of subsidiary investments	(5,040)
Write up of property, plant and equipment	6,678
Write off of prepaid expenses & other assets	(3,866)
Write up of deferred income tax liabilities, net	(152)
Write off of other long-term obligations	228

Total	$19,660

The adjustments outlined above had a direct impact on the settlement amount of our noncontrolling interest, which represents the minority owner’s share of our recorded assets and liabilities. As a result, we recorded the following adjustment to the net settlement amount of noncontrolling interest in the Statement of Changes in Net Assets in Liquidation at September 22, 2011, the date of adoption of the liquidation basis of accounting:

(in thousands)
Adjust noncontrolling interest to settlement amount:
Write up of noncontrolling interest	$3,903

Total	$3,903

Accrued Cost of Liquidation

We accrued the estimated costs expected to be incurred during the dissolution period. The dissolution period we have estimated provides time for us to sell our remaining assets and file our articles of dissolution. Under DGCL, the dissolution period after the filing of the articles of dissolution must be a minimum of three years. In determining our total estimated costs to liquidate, we have estimated that we will incur costs through September 30, 2015. Under the liquidation basis of accounting, we recorded additional accruals for the estimated known costs to be incurred in liquidation, as follows:

(in thousands)
Salaries, wages and benefits	$6,349
Outsourcing information technology and central business office functions	1,618
Contract breakage costs	2,810
Insurance	5,392
Legal, Board and other professional fees	7,091
Office and storage expense	1,762
Lease expense	746

Total liquidation accruals	$25,768

We have recorded total accrued liabilities of $60.7 million, excluding the distribution payable, and obligations under capital leases on the statement of net assets as of September 30, 2011. The $60.7 million is the total expected payments for the settlement of liabilities after the $25.8 million in additional accruals we recorded upon adoption of the liquidation basis of accounting. The $60.7 million includes $35.1 million in accrued liabilities related to our corporate division and $25.6 million related to our previously sold entities and Bakersfield Heart Hospital.

Impact of Unknown Contingencies on Net Asset Realizable Value – The net realizable value of assets under Generally Accepted Accounting Principles (“GAAP”) may not represent the same amount we believe is distributable to our stockholders if we were to present a range of estimated proceeds available for distribution to our stockholders as presented in our August 17, 2011 proxy filing. The net realizable value of our assets under GAAP at September 30, 2011 does not take into consideration any estimated range of potential unknown contingencies. Accounting for contingencies under GAAP requires that the contingency be probable and estimable in order to be accrued. However, based on prior history, we do expect that we will incur contingencies during our wind-down period that we cannot estimate at this time. Such contingencies may include any amounts due to creditors as a result of the DGCL process we will follow once we file for articles of dissolution, any amounts due to the government for unknown reimbursement claims, such as recovery audits (“RAC” audits), cost report settlements, and any other unknown contingent liability that may arise during the normal course of operations during the wind-down period, including legal claims. We previously estimated a range of potential unknown contingencies in our proxy filing filed with the Securities Exchange Commission on August 17, 2011 to be between $5.2 million to $19.8 million not including any contingency, which may be material, that may arise as a result of the DOJ’s investigation related to the implantation of ICD’s, or $3.3 million to $13.0 million, net of income tax, (approximately $0.16 to $0.64 per common share). In addition, any contingency that may arise, if any, related to the Department of Justice’s investigation related to the implantation of ICD’s has also not been accrued when determining the net realizable value of our assets available for distribution to our stockholders.

Impact of Unrealized Tax Attributes on Net Asset Realizable Value – The total assets available for stockholder distribution does not take into consideration approximately $8.0 million, or approximately $0.39 per common share, in tax attributes that are not recognizable under GAAP. These attributes may be recognizable once we have a definitive plan in place to dissolve certain of our partnerships.

Accounting Policies for Going Concern Period

Basis of Consolidation. We have included in our consolidated financial statements hospitals over which we exercise substantive control, including all entities in which we own more than a 50% interest, as well as variable interest entities in which we are the primary beneficiary. We have used the equity method of accounting for entities, including variable interest entities, in which we hold less than a 50% interest and over which we do not exercise substantive control, and are not the primary beneficiary. Accordingly, the hospitals in which we hold a minority interest are excluded from the net revenue and operating results of our consolidated company and our consolidated hospital division. A number of our diagnostic and therapeutic facilities (now divested) were excluded from the net revenue and operating results of our consolidated company and our consolidated MedCath Partners division. Our minority interest in the results of operations for the periods discussed for these entities is recognized as part of the equity in net earnings of unconsolidated affiliates in our statements of income in accordance with the equity method of accounting.

As described above, since this announcement of our strategic options committee in March, 2010, we have sold seven of our majority owned hospitals, our equity interest in one of our minority owned hospitals and our MedCath Partners division, including a minority venture owned by our MedCath Partners division. Accordingly, for all periods presented, the results of operations for these entities have been excluded from continuing operations and are reported in income (loss) from discontinued operations, net of taxes.

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

Revenue Sources by Payor. We receive payments for our services rendered to patients from the Medicare and Medicaid programs, commercial insurers, health maintenance organizations, and our patients directly. Generally, our net revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. Since cardiovascular disease disproportionately affects those age 55 and older, the proportion of net revenue we derive from the Medicare program is higher than that of most general acute care hospitals. The following table sets forth the percentage of consolidated net revenue we earned by category of payor for the periods presented.

	2011 Fiscal Period	Year Ended September 30,
Payor		2010	2009
Medicare	48%	50%	51%
Medicaid	7%	6%	2%
Commercial and other, including self-pay	45%	44%	47%

Total consolidated net revenue	100%	100%	100%

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

Long-Lived Assets. Long-lived assets, which include finite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. See Notes 5 and 12 for a discussion of impairment charges that the Company has recorded to write-down certain long-lived assets.

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

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of certain of its investees’ operating agreements, to purchase some or all of the noncontrolling interests related to certain of the Company’s subsidiaries. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2010, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests totaling $11,554 as of September 30, 2010, that are subject to this redemption feature are not included as part of the Company’s equity and are carried as redeemable noncontrolling interests in equity of consolidated subsidiaries on the Company’s consolidated balance sheet. There were no noncontrolling interests that were redeemable as of September 30, 2011.

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

The determination of disproportionate losses to be allocated is based on the specific terms of each hospital’s operating agreement, including each partner’s contributed capital, obligation to contribute additional capital to provide working capital loans, or to guarantee the outstanding obligations of the hospital. During each of our fiscal years 2011, 2010 and 2009, our disproportionate recognition of earnings and losses in our hospitals had a net (negative)/positive impact of $(5.8) million, $(12.2) million, and $(2.2) million, respectively, on our reported income from continuing operations before income taxes and discontinued operations.

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

During fiscal 2009 and 2010 we granted shares of restricted stock and restricted stock units to employees and directors, respectively. Restricted stock granted to employees, excluding executives of the Company, vested in equal annual installments over a three year period. Executives of the Company (defined by us as vice president or higher) received two restricted stock grants. The first grant of restricted stock vested in equal annual installments over a three year period. The second grant of restricted stock vested over a three year period based on established performance conditions. All unvested restricted stock granted to employees became fully vested upon a change in control of the Company as defined in the Company’s 2006 Stock Option and Award Plan, which occurred on September 30, 2011. As a result, the Company recognized an expense of $0.4 million for the acceleration of 129,988 shares of Restricted Stock granted to employees. Restricted stock units granted to directors are fully vested at the date of grant and would have paid in the form of common stock upon each applicable director’s termination of service on the board. However, the Compensation Committee approved the termination of the director’s restricted stock unit plan under which the restricted stock units were granted to directors. As a result, the previously granted units were converted to the shares of common stock on August 1, 2011.

Recent Accounting Pronouncements: See Note 3 of our consolidated financial statements included elsewhere in this report for additional disclosures.

Results of Operations

2011 Fiscal Period Compared to Fiscal Year 2010

Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue:

	2011 Fiscal Period and Year Ended September 30, 2010 (in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2011	2010	$	%	2011	2010
Net revenue	$167,301	$166,411	$890	0.5%	100.0%	100.0%
Operating expenses:
Personnel expense	72,477	66,734	5,743	8.6%	43.3%	40.1%
Medical supplies expense	32,342	33,410	(1,068)	(3.2)%	19.3%	20.1%
Bad debt expense	25,908	23,805	2,103	8.8%	15.5%	14.3%
Other operating expenses	65,254	53,459	11,795	22.1%	39.0%	32.1%
Pre-opening expenses	—	866	(866)	(100.0)%	—	0.6%
Depreciation	8,014	12,221	(4,207)	(34.4)%	4.8%	7.3%
Impairment of long-lived assets and goodwill	20,358	66,022	(45,664)	(69.2)%	12.2%	39.7%
Loss on disposal of property, equipment and other assets	(226)	(54)	(172)	318.5%	—	—

Loss from operations	(56,826)	(90,052)	33,226	(36.9)%	(34.0)%	(54.1)%
Other income (expenses):
Interest expense	(2,320)	(3,935)	1,615	(41.0)%	(1.4)%	(2.4)%
Gain on sale of uncosolidated affiliates	15,391	—	15,391	100.0%	9.2%	—
Interest and other income	179	86	93	108.1%	—	0.1%
Loss on note receiveable	—	(1,507)	1,507	(100.0)%	—	—
Equity in net earnings of unconsolidated affiliates	1,216	5,359	(4,143)	(77.3)%	0.6%	3.1%

Loss from continuing operations before income taxes	(42,360)	(90,049)	47,689	(53.0)%	(25.3)%	(54.1)%
Income tax benefit	(16,963)	(33,377)	16,414	(49.2)%	(10.1)%	(20.1)%

Loss from continuing operations	(25,397)	(56,672)	31,275	(55.2)%	(15.3)%	(34.1)%
Income from discontinued operations, net of taxes	154,742	20,690	134,052	647.9%	92.6%	12.4%

Net income (loss)	129,345	(35,982)	165,327	(459.5)%	77.3%	(21.6)%
Less: Net income attributable to noncontrolling interests	(62,709)	(12,389)	(50,320)	406.2%	(37.5)%	(7.4)%

Net income (loss) attributable to MedCath Corporation	$66,636	$(48,371)	$115,007	(237.8)%	39.8%	(29.1)%

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(29,177)	$(61,843)	$32,666	(52.8)%	(17.4)%	(37.2)%
Income from discontinued operations, net of taxes	95,813	13,472	82,341	611.2%	57.3%	8.1%

Net income (loss)	$66,636	$(48,371)	$115,007	(237.8)%	39.8%	(29.1)%

Net revenue. Below is selected procedural and net revenue data for the 2011 fiscal period and the fiscal year ended September 30, 2010.

	Continuing Operations 2011 Fiscal Period and Year Ended September 30, 2010
	2011	%	2010	%	Increase (Decrease)
Admission and Principal Procedures (1):
Inpatient admissions	7,907	17%	8,380	20%	(5.6)%
Outpatient procedures (2)	15,773	32%	11,739	28%	34.4%
ED and heart saver program	25,086	51%	22,447	52%	11.8%

Total procedures	48,766	100%	42,566	100%	14.6%

MDC 05 procedures (3)	3,250		3,910		(16.9)%
IP Drug Eluting Stents	389		520		(25.2)%
IP Bare Metal Stents	200		269		(25.7)%
OP Drug Eluting Stents	288		275		4.7%
OP Bare Metal Stents	183		144		27.1%
Non MDC 5 procedures	4,688		4,467		4.9%
ED visits	30,594		22,301		7.3%
Total charity care	$3,654		$3,056		19.6%

(1)	Procedures refer to the total cases billed and revenues recognized.
(2)	Excludes emergency department and our HeartSaver CT program.
(3)	Major Diagnostic Category (“MDC”) 5 corresponds to a circulatory system principal diagnosis. We have historically referred to MDC 5 procedures as our “core procedures.”

Net Revenue. Our consolidated net revenue increased 0.5%, or $0.9 million, to $167.3 million for the 2011 fiscal period from $166.4 million for the fiscal year ended September 30, 2010.

We experienced growth in net revenue during fiscal 2011 compared to fiscal 2010 for our newest hospital, which opened at the beginning of fiscal 2010, and had increased admissions and net revenue for one of our other consolidating hospitals. These increases were offset by declines in admissions and net revenues at another one of our consolidating hospitals. We believe this decline was a result of our strategic options process.

Net revenue for the 2011 fiscal period included charity care deductions of $3.7 million compared to charity care deductions of $3.1 million for the fiscal year 2010. The $0.6 million increase is the result of more uninsured patients applying and qualifying for charity care.

Personnel expense. Our consolidated personnel expense increased 8.6%, or $5.7 million, to $72.5 million for the 2011 fiscal period from $66.7 million for the fiscal year 2010.

Personnel expense increased $1.2 million due to an increase in stock based compensation. As part of the strategic options process and the impact that certain related events may have on non-deductibility of executive compensation, the compensation committee of our Board of Directors waived the performance vesting criteria for certain executive management’s restricted stock shares during the first quarter of fiscal 2011 to ensure the deductibility of the compensation expense for federal corporate income tax purposes. The waiver caused all future stock based compensation related to the shares that would have vested over time as performance criteria were met to be recognized during the first quarter of fiscal 2011. The shares subject to the waiver of vesting criteria continue to maintain sell restrictions that will be lifted upon a change in control of the Company. In addition, management updated the estimate on the restricted share forfeiture rate since it is anticipated that the rate of employee turnover will decline as we continue to progress with our strategic options process. We also experienced a $1.3 million increase in expense related to hospital employee healthcare claims attributable to an increase in the number of claims reported during the period and a $0.3 million increase in workers compensation expense as a result of transitioning to a first dollar coverage plan during fiscal 2011.

During the fourth quarter of fiscal 2011 we closed Hualapai Mountain Medical Center and incurred approximately $2.3 million in additional personnel expense in fiscal 2011 related to the Working Adjustment and Retraining (“WARN”) Act, which requires a 60 day notice to all employees terminated as a result of a reduction in force in excess of 100 employees.

These increases were offset by a decline in bonus expense as a result of lower current year operations compared to bonus attainment targets.

Medical supplies expense. Our consolidated medical supplies expense decreased 3.2%, or $1.1 million, to $32.3 million for the 2011 fiscal period from $33.4 million for fiscal 2010.

The decline in medical supplies expense is primarily due to a decline in orthopedic cases, a decline in drug eluting stent cases and the utilization of implantable vascular grafts devices.

Bad debt expense. Our consolidated bad debt expense increased 8.8% to $25.9 million for the 2011 fiscal period from $23.8 million for fiscal 2010. As a percentage of net revenue, bad debt expense increased to 15.5% for the 2011 fiscal period as compared to 14.3% for fiscal 2010. This increase is attributable to an increase in self-pay revenue for the 2011 fiscal period compared to the prior year offset by improved collection on accounts receivable during fiscal 2011.

Our net accounts receivable primarily includes amounts due from patients and third-party payors and amounts due for third-party payor settlements. Third-party payor settlements include amounts due related to prior filed cost reports and estimated future cost report filings. Our net accounts receivable due from patients and third-party payors, excluding amounts due for the settlement of cost reports, was $18.7 million at September 30, 2011 under liquidation basis and $21.6 million under going concern accounting, which does not include assets held by discontinued operations, at September 30, 2010. Our third-party net accounts payable for the settlement of cost reports was $1.2 million and $0.6 million as of September 30, 2011 and 2010, respectively. Of this amount, $0.9 million and $1.4 million was related to prior fiscal year cost reports as of September 30, 2011 and 2010, respectively.

At September 30, 2011 we computed the net realizable value of accounts received using a historical liquidation percentage by hospital. We also used this method to determine the allowance for doubtful accounts as of September 30, 2010. This liquidation (or bad debt) percentage is based on a twelve month hindsight analysis computed on a monthly basis while considering any current trends or changes in payor mix that could impact historical collection percentages. We reserve for the estimate of uncollectible self-pay accounts at the time the revenue is recognized. As a result, an increase in self-pay admissions will increase the bad debt expense and the allowance for doubtful accounts most significantly in the period in which the service is rendered.

For the quarter ended September 30, 2011, bad debt expense was 15.8% of net patient revenue, compared to14.8% in the prior year.

Other operating expenses. Our consolidated other operating expenses increased 22.1%, or $11.8 million, to $65.3 million for the 2011 fiscal period from $53.5 million for fiscal 2010. Our legal and professional fees were $5.5 million higher for the 2011 fiscal period compared to fiscal 2010 directly related to the fees incurred related to our strategic options process. These costs include legal, consulting and board related fees. We also experienced a $1.8 million increase in clinical and non-clinical purchased contract services such as anesthesiologist, laundry and cafeteria services to support admissions at our hospitals including $0.9 million increase in estimated termination costs for certain purchased contract services at Hualapai Mountain Medical Center, which we closed during the fourth quarter of fiscal 2011.

Depreciation expense. Depreciation expense decreased $4.2 million to $8.0 million for the 2011 fiscal period from $12.2 million for fiscal 2010. The decrease in depreciation expense is primarily attributable to the decrease in fixed asset depreciable base due to impairments on long-lived assets recorded before the third quarter of fiscal 2011.

Impairment expense. Impairment expense decreased $45.6 million to $20.4 million for the 2011 fiscal period from $66.0 million for fiscal 2010. During the 2011 fiscal period, the Company recognized an impairment of property and equipment at corporate and at two of its hospitals due to declines in operating performance as well as the uncertainty at those hospitals as a result of the Company’s strategic options process. During fiscal 2010, the Company recognized an impairment of property and equipment at two of its hospitals due to declines in operating performance as well as the ongoing review of strategic alternatives for the Company.

Interest expense. Interest expense decreased $1.6 million or 41.0% to $2.3 million for the 2011 fiscal period from $3.9 million for fiscal 2010. The decrease in interest expense is primarily attributable to the overall reduction in our outstanding debt, partially offset by a slight increase in the rate charged on outstanding debt and an increase in the amount of assets under capital leases.

Gain on sale of equity interests. The gain on sale of equity interests of $15.4 million for the 2011 fiscal period is related to the sale of our interest in AHHSD on October 1, 2010.

Loss on note receivable. Our corporate and other division entered into a note receivable agreement with a third party during 2008. Certain minority membership interest of one of our hospitals was pledged as collateral to secure the note receivable on behalf of the third party. An impairment of the long-lived assets of the hospital in which the minority membership interest was pledged as collateral for the note receivable was recorded during fiscal 2010 due to sustained losses and insufficient forecasted cash flow. The note receivable was deemed uncollectable and a loss of $1.5 million was recorded in fiscal 2010 due to our determination of the third party’s inability to service the note and the insufficiency of the value of the collateral securing the note.

Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in unconsolidated hospitals and a hospital realty investment. The Company owned two unconsolidated hospitals until the disposition of its interest in AHHSD on October 1, 2010.

Equity in net earnings of unconsolidated affiliates decreased during the 2011 fiscal period to $1.2 million from $5.4 million for fiscal 2010. AHHSD contributed $4.4 million of net earnings during fiscal 2010 and was disposed on October 1, 2010 resulting in the noted decrease in such equity in net earnings.

Income tax benefit. Income tax benefit was $(17.0) million for the 2011 fiscal period compared to $(33.4) million for fiscal 2010, which represents an effective tax rate of (40.0%) and (37.1%) for the respective periods. The 2011 fiscal period and fiscal 2010 effective rate is different from our federal statutory rate of 35.0% primarily due to the effect of income allocable to our noncontrolling interests. The Company has recognized a disproportionate share of losses at certain of our hospitals due to cumulative losses in excess of initial capitalization and committed capital of the Company’s partners or members.

Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes increased to $154.7 million for the 2011 fiscal period from $20.7 million for fiscal 2010. During the 2011 fiscal period, the Company recognized pre-tax gains upon disposition of assets of discontinued operations of $202.6 million, partially offset by an $11.1 million loss on early termination of debt at one of the facilities. The significant components of the gains recognized are a $90.4 million gain, an $18.8 million gain, a $25.9 million gain, a $35.7 million gain and a $32.4 million gain on the sale of the assets of Heart Hospital of New Mexico (“HHNM”), Arkansas Heart Hosptial (“AHH”), Partners/CCH, HHA and TexSan Heart Hospital, respectively. During fiscal 2010, the Company recognized an impairment of $5.2 million to property and equipment at one of its discontinued hospitals due to declines in operating performance as well as the receipt of an independent third party market offer that indicated that impairment existed. Such impairment was offset by the operating activities of other of the Company’s discontinued hospitals.

Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries increased to $62.7 million for the 2011 fiscal period from $12.4 million for fiscal 2010. Net income attributable to noncontrolling interest increased $22.9 million, $5.6 million, $7.0 million and $2.2 million due to the noncontrolling stockholders’ interest in the gains recognized in fiscal 2011 upon the disposition of the majority of the assets of HHNM, AHH, HHA and TexSan Heart Hospital, respectively. Also, in order to obtain the required approval of HHNM’s physician partners to the sale of HHNM, MedCath paid $22.0 million of the Company’s net proceeds from the sale to such physician partners. Such payment was allocated as an additional noncontrolling interest. In addition, the Company recognized an increase of $0.5 million due to the losses recognized at AzHH in fiscal 2010 and the Company’s sale of its interest in AzHH on October 1, 2010.

Fiscal Year 2010 Compared to Fiscal Year 2009

Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue:

	Year Ended September 30, (in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2010	2009	$	%	2010	2009
Net revenue	$166,411	$134,129	$32,282	24.1%	100.0%	100.0%
Operating expenses:
Personnel expense	66,734	51,065	15,669	30.7%	40.1%	38.1%
Medical supplies expense	33,410	29,136	4,274	14.7%	20.1%	21.7%
Bad debt expense	23,805	14,791	9,014	60.9%	14.3%	11.0%
Other operating expenses	53,459	37,729	15,730	41.7%	32.1%	28.1%
Pre-opening expenses	866	3,563	(2,697)	(75.7)%	0.6%	2.7%
Depreciation	12,221	7,476	4,745	63.5%	7.3%	5.7%
Impairment of long-lived assets and goodwill	66,022	17,000	49,022	100.0%	39.7%	12.7%
Loss on disposal of property, equipment and other assets	(54)	38	(92)	(242.1)%	—	0.0%

Loss from operations	(90,052)	(26,669)	(63,383)	237.7%	(54.1)%	(19.9)%
Other income (expenses):
Interest expense	(3,935)	(3,053)	(882)	28.9%	(2.4)%	(2.3)%
Loss on early extinguishment of debt	—	(6,702)	6,702	(100.0)%	—	(5.0)%
Interest and other income	86	177	(91)	(51.4)%	0.1%	0.1%
Loss on note receiveable	(1,507)	—	(1,507)	100.0%	(0.9)%	—
Equity in net earnings of unconsolidated affiliates	5,359	5,272	87	1.7%	3.1%	3.9%

Loss from continuing operations before income taxes	(90,049)	(30,975)	(59,074)	190.7%	(54.1)%	(23.1)%
Income tax benefit	(33,377)	(7,581)	(25,796)	340.3%	(20.1)%	(5.7)%

Loss from continuing operations	(56,672)	(23,394)	(33,278)	142.3%	(34.1)%	(17.4)%
Income (loss) from discontinued operations, net of taxes	20,690	(9,361)	30,051	(321.0)%	12.4%	(7.0)%

Net loss	(35,982)	(32,755)	(3,227)	9.9%	(21.6)%	(24.4)%
Less: Net income attributable to noncontrolling interest	(12,389)	(17,527)	5,138	(29.3)%	(7.4)%	(13.1)%

Net loss attributable to MedCath Corporation	$(48,371)	$(50,282)	$1,911	(3.8)%	(29.1)%	(37.5)%

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(61,843)	$(27,653)	$(34,190)	123.6%	(37.2)%	(20.6)%
Income (loss) from discontinued operations, net of taxes	13,472	(22,629)	36,101	(159.5)%	8.1%	(16.9)%

Net loss	$(48,371)	$(50,282)	$1,911	(3.8)%	(29.1)%	(37.5)%

Net revenue. Below is selected procedural and net revenue data for the fiscal years ended September 30, 2010 and 2009.

	Continuing Operations Year Ended September 30,
	2010	%	2009	%	Increase (Decrease)
Admission and Principal Procedures (1):
Inpatient admissions	8,380	20%	6,488	24%	29.2%
Outpatient procedures (2)	11,739	28%	8,429	31%	39.3%
ED and heart saver program	22,447	52%	12,681	45%	77.0%

Total procedures	42,566	100%	27,598	100%	54.2%

MDC 05 procedures (3)	3,910		3,478		12.4%
IP Drug Eluting Stents	520		511		1.8%
IP Bare Metal Stents	269		344		(21.8)%
OP Drug Eluting Stents	275		140		96.4%
OP Bare Metal Stents	144		105		37.1%
Non MDC 5 procedures	4,467		2,990		49.4%
ED visits	22,301		12,463		78.9%
Total charity care	$3,056		$1,875		63.0%

(1)	Procedures refer to the total cases billed and revenues recognized.
(2)	Excludes emergency department and our HeartSaver CT program.
(3)	Major Diagnostic Category (“MDC”) 5 corresponds to a circulatory system principal diagnosis. We have historically referred to MDC 5 procedures as our “core procedures.”

Net Revenue. Our consolidated net revenue increased 24.1%, or $32.3 million, to $166.4 million for the year ended September 30, 2010 from $134.1 million for the year ended September 30, 2009.

Inpatient net revenue was 69.2% of the net patient revenue for fiscal 2010 compared to 72.3% for the same period of the prior year. Our total inpatient cases were up 29.5% and inpatient net revenue was up 21.4% for fiscal 2010 compared to fiscal 2009. Excluding Hualapai Mountain Medical Center (“HMMC”), which opened October 1, 2009 (beginning of fiscal 2010), inpatient cases were up 4.0% and net revenue was up 5.1%. The increase in net revenue on a same facility basis (which excludes the impact of HMMC during fiscal 2010) is due to the increase in cases, particularly an increase in cases with higher reimbursement.

Net revenue for fiscal 2010 included charity care deductions of $3.1 million compared to charity care deductions of $1.9 million for fiscal 2009. The $1.2 million increase is the result of more uninsured patients applying and qualifying for charity care.

Personnel expense. Our consolidated personnel expense increased 30.7%, or $15.7 million, to $66.7 million for fiscal 2010 from $51.1 million for fiscal 2009. On a same facility basis, personnel expense increased $1.1 million. The increase on a same facility basis is attributed to a $0.8 million due to an increase in stock based compensation and an increase in expense related to hospital employee healthcare claims attributable to an increase in the number of claims reported during the period.

Medical supplies expense. Our consolidated medical supplies expense increased 14.7%, or $4.3 million, to $33.4 million for fiscal 2010 from $29.1 million for fiscal 2009. $5.0 million of this increase is related to the opening of HMMC on October 1, 2010. On a same facility basis, medical supplies decreased $0.7 million due to a decline in orthopedic and drug eluting stent utilization.

Bad debt expense. Our consolidated bad debt expense increased 60.9%, or $9.0 million, to $23.8 million for fiscal 2010 from $14.8 million for fiscal 2009. $3.7 million of this increase is a result of the operations of HMMC. On a same facility basis bad debt expense increased $5.3 million. The same facility increase is attributable to a $1.3 million increase in self-pay revenue for the fiscal 2010 compared to the same period of the prior year and a deterioration of collections on the self-pay portion after insurance.

Other operating expenses. Our consolidated other operating expenses increased 41.7%, or $15.7 million, to $53.5 million for fiscal 2010 from $37.7 million for fiscal 2009. On a same facility basis, other operating expenses increased $5.8 million during fiscal 2010 compared to fiscal 2009.

On a same facility basis, our legal and professional fees were $2.3 million higher for fiscal 2010 compared to fiscal 2009 directly related to the fees incurred related to our strategic options process. These costs include legal, consulting and board related fees. In addition, our property taxes increased $0.7 million on a same facility basis during fiscal 2010 as the result of improvements and expansions at certain of our facilities and our medical benefits expense at our corporate division increased $2.5 million as the result of an increase in medical claims submitted by our corporate employees.

Depreciation expense. Depreciation expense increased $4.7 million to $12.2 million for fiscal 2010 from $7.5 million for fiscal 2009. The increase in depreciation is the direct result of the opening of Hualapai Mountain Medical Center on October 15, 2009.

Impairment expense. Impairment expense increased $49.0 million to $66.0 million for fiscal 2010 from $17.0 million for fiscal 2009. In fiscal 2010, the Company recognized impairments of property and equipment primarily related to certain hospitals due to declines in operating performance as well as the ongoing review of strategic alternatives for the Company. When a cash flow projection or independent third party market offers indicated impairment existed, the Company reduced long-lived assets to their estimated fair value. In fiscal 2009, the Company recognized an impairment indicator relative to its goodwill due to the operating financial performance of the Company and resulting decline in market capitalization. Subsequent analysis of the hospitals underlying the goodwill determined that the carrying value was in excess of their fair value and that the implied fair value of the goodwill was zero.

Interest expense. Interest expense increased $0.9 million to $3.9 million for fiscal 2010 from $3.1 million for fiscal 2009. The increase in interest expense is primarily attributable to the overall reduction in our outstanding debt, partially offset by a slight increase in the rate charged on outstanding debt and an increase in the amount of assets under capital leases. The Company expects continued decreases in interest expense due to the repayment of amounts outstanding under, and the termination of, the Amended Credit Facility during May 2011.

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

Loss on note receivable. The Company entered into a note receivable agreement with a third party during 2008. Certain minority membership interest of one of our hospitals was pledged as collateral to secure the note receivable on behalf of the third party. An impairment of the long-lived assets of the hospital in which the minority membership interest was pledged as collateral for the note receivable was recorded during fiscal 2010 due to sustained losses and insufficient forecasted cash flow. The note receivable was deemed uncollectable and a loss of $1.5 million was recorded fiscal 2010 due to our determination of the third party’s inability to service the note and the insufficiency of the value of the collateral securing the note.

Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in unconsolidated hospitals and a hospital realty investment. The Company owned two unconsolidated hospitals until the disposition of its interest in AHHSD on October 1, 2010. Equity in net earnings of unconsolidated affiliates remained relatively consistent for fiscal 2009 and fiscal 2010 having increased slightly to $5.4 million for fiscal 2010 from $5.3 million for fiscal 2009.

Income tax benefit. Income tax benefit was $(33.4) million for fiscal 2010 compared to $(7.6) million for fiscal 2009, which represents an effective tax rate of (37.1%) and (24.5%) for the respective periods. The fiscal 2010 and 2009 effective rate is different from our federal statutory rate of 35.0% primarily due to the effect of income allocable to our noncontrolling interests. The Company has recognized a disproportionate share of losses at certain of our hospitals due to cumulative losses in excess of initial capitalization and committed capital of the Company’s partners or members. In addition, the 2009 rate was further reduced by the non-deductibility for income tax purposes of a majority of the $17.0 million impairment expense related to goodwill.

Income (loss) from discontinued operations, net of taxes. Income (loss) from discontinued operations, net of taxes increased to an income of $20.7 million for fiscal 2010 from a loss of $9.4 million for fiscal 2009. During fiscal 2010, the Company recognized an impairment of $5.2 million to property and equipment at one of its discontinued hospitals due to declines in operating performance as well as the receipt of an independent third party market offer that indicated that impairment existed. During fiscal 2009, the Company recognized an impairment charge of $43.2 million related to goodwill at discontinued operations.

Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries decreased to $12.4 million for fiscal 2010 from $17.5 million for fiscal 2009. The decrease in income attributable to noncontrolling interest is a direct result of the disproportionate allocation of losses to us as certain of our remaining hospitals minority owners had absorbed losses up to their capital account.

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

	Period From July 1, 2011 to September 22, 2011	Three Months Ended
		June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(in thousands)
Statement of Operations Data:
Net Revenue	$42,482	$42,080	$43,899	$38,840	$41,414
Impairment of long-lived assets and goodwill	—	810	19,548	—	28,509
Loss from operations	(15,521)	(7,280)	(25,007)	(9,018)	(34,855)
Equity in net earnings of unconsolidated affiliates	(462)	303	1,045	331	1,375
Net income attributable to noncontrolling interest	(46,403)	(1,691)	(3,189)	(11,426)	(6,671)
(Loss) income from continuing operations, net of taxes	(11,518)	(4,994)	(16,135)	3,470	(26,417)
Income (loss) from discontinued operations, net of taxes	42,279	17,325	2,640	33,569	4,727

Net income (loss)	$30,761	$12,331	$(13,495)	$37,039	$(21,690)

Earnings (loss) per share, basic
Continuing operations	$(0.57)	$(0.25)	$(0.80)	$0.17	$(1.33)
Discontinued operations	2.09	0.86	0.13	1.69	0.24

Earnings (loss) per share, basic	$1.52	$0.61	$(0.67)	$1.86	$(1.09)

Earnings (loss) per share, diluted
Continuing operations	$(0.57)	$(0.25)	$(0.80)	$0.17	$(1.33)
Discontinued operations	2.09	0.86	0.13	1.69	0.24

Earnings (loss) per share, diluted	$1.52	$0.61	$(0.67)	$1.86	$(1.09)

Weighted average number of shares, basic	20,216	20,245	20,208	19,943	19,898
Dilutive effect of stock options and restricted stock	6	7	—	4	—

Weighted average number of shares, diluted	20,222	20,252	20,208	19,947	19,898

Cash Flow Data:
Net cash (used in) provided by operating activities	$(15,130)	$1,076	$(9,481)	$(4,596)	$12,113
Net cash provided by provided by investing activities	$181,860	$26,787	$19	$226,728	$384
Net cash (used in) financing activities	$(46,664)	$(33,052)	$(32,381)	$(65,260)	$(4,509)

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

Liquidity and Capital Resources

As a result of the adoption of a formal Plan of Dissolution, our activities are now limited to operating Bakersfield Heart Hospital, fulfilling transition service obligations to the purchaser of our hospitals, realizing the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities and making distributions to our stockholders. Winding down our remaining business activities includes the corporate division functions, managing our remaining hospital, Bakersfield Heart Hospital, until its value is realized, realizing the value of corporate held assets and paying the creditors of previously sold hospitals in which we retained net working capital.

In lieu of presenting the five year table of contractual obligations, the Company believes the following table accurately describes the costs and obligations that are expected to be paid over the period of liquidation of the Company.

Based on the Company’s net asset balances as of September 30, 2011, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors; however, there can be no assurances. Payments are estimated as follows:

Category	Total Assets Available for Distribution
(in thousands)
Total assets	$408,670
Wind down related costs	61,126
Dividend payable to stockholders	139,373
Obligations under capital leases	520

Total liabilities	201,019
Noncontrolling interests at settlement amount	16,448

Total liabilities and noncontrolling interests	217,467

Total assets available for distribution	$191,203

Net assets available to stockholders for distribution per common share	$9.40

These projected payments are based on significant estimates and judgments. The total amount available for stockholder distribution does not take into consideration any unknown liabilities that may arise. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any proceeds to stockholders. The actual amount and timing of future liquidating distributions, if any, to stockholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, the resolution of the Company’s investigation by the DOJ regarding ICD implantation; and actual costs incurred in connection with carrying out the Company’s Plan of Dissolution, including administrative costs during the liquidation period; and other factors. Included in the net assets of $408.7 million as of September 30, 2011, was $304.4 million of cash and cash equivalents. The aggregate amount of future distributions to stockholders is currently presented under GAAP as approximately $9.40 per share of common stock based on net assets as of September 30, 2011 (after taking the first liquidating distribution of $6.85 into consideration, which is accrued as of September 30, 2011); however, the actual amount of cash remaining for distribution to stockholders following completion of dissolution could vary significantly.

The above does not take into consideration any unknown liabilities which may arise during the wind-down period. However, based on prior history, we do expect that we will incur contingencies during our wind-down period that we cannot estimate at this time. Such contingencies may include any amounts due to creditors as a result of the DGCL process we will follow once we file for articles of dissolution, any amounts due to the government for unknown reimbursement claims, such as recovery audits (“RAC” audits), cost report settlements, and any other unknown contingent liability that may arise during the normal course of operations during the wind-down period, including legal claims. We previously estimated a range of potential unknown contingencies in our proxy filing filed with the Securities Exchange Commission on August 17, 2011 to be between $5.2 million to $19.8 million not including any contingency that may arise as a result of the DOJ’s investigation related to the implantation of ICD’s, or $3.3 million to $13.0 million, net of income tax (approximately $0.16 to $0.64 per common share). In addition, any contingency that may arise and which may be material, related to the Department of Justice’s investigation related to the implantation of ICD’s has also not been taken into consideration when determining the net realizable value of our assets available for distribution to our stockholders.

Impact of Unrealized Tax Attributes on Net Asset Realizable Value – The total assets available for stockholder distribution does not take into consideration approximately $8.0 million, or approximately $0.39 per common share, in tax attributes that are not recognizable under GAAP. These attributes may be recognizable once we have a definitive plan in place to dissolve certain of our partnerships.

Intercompany Financing Arrangements. Historically, we had provided secured real estate, equipment and working capital financings to our hospitals. As of September 30, 2011 and 2010, we had $31.0 million of inter-company working capital and real estate notes due from our remaining hospital.

The intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets and matures in 3 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.

We typically receive a fee from the minority partners in the subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans.

We also used intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to our hospital’s mortgage debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets.

Because these intercompany notes receivable and related interest income are eliminated with the corresponding notes payable and interest expense in the process of preparing our consolidated financial statements the amounts outstanding under these notes do not appear in our consolidated financial statements or accompanying notes. Information about the aggregate amount of these notes outstanding from time to time may be helpful, however, in understanding the amount of our total investment in our hospitals. In addition, we believe investors and others will benefit from a greater understanding of the significance of the priority rights we have under these intercompany notes receivable to distributions of cash by our hospitals as funds are generated from future operations, a potential sale of a hospital, or other sources. Because these notes receivable are senior to the equity interests of MedCath and our partners in each hospital, in the event of a sale of a hospital, the hospital would be required first to pay to us any balance outstanding under its intercompany notes prior to distributing any of the net proceeds of the sale to any of the hospital’s equity investors as a return on their investment based on their pro-rata ownership interests. Also, appropriate payments to us to amortize principal balances outstanding and to pay interest due under these notes are generally made to us from a hospital’s available cash flows prior to any pro-rata distributions of a hospital’s earnings to the equity investors in the hospitals.

Retained Obligations Subsequent to Disposition. Included in discontinued operations are certain liabilities that the Company has retained upon the disposition of the related entity, including those that have been disposed since September 30, 2010. Because the Company’s hospitals were organized as partnerships or limited liability companies treated as partnerships for tax purposes, upon disposition of the related operations, assets and certain liabilities, the partnerships or limited liability companies, as applicable, are responsible for the resolution of outstanding payables, remaining obligations, including those related to cost reports, obligations and wind down of the respective tax filings of the partnership or the limited liability company, as applicable. The Company has reported all known obligations in its consolidated balance sheets as of September 30, 2010. However, as the ultimate resolution of the outstanding payables and obligations may take in excess of one year, our estimates may prove incorrect and result in the Company paying amounts in excess of those recorded at the respective balance sheet date.

Off-Balance Sheet Arrangements. The Company’s off-balance sheet arrangements consist of operating leases that are reflected in the table above and as discussed in Note 11 in the consolidated financial statements.

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

INDEX TO FINANCIAL STATEMENTS

MEDCATH CORPORATION AND SUBSIDIARIES

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	46
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statement of Net Assets in Liquidation as of September 30, 2011	47
Consolidated Statement of Changes in Net Assets in Liquidation for the period September 23, 2011 to September 30, 2011	48
Consolidated Balance Sheet as of September 30, 2010	49
Consolidated Statements of Operations for the period October 1, 2010 to September 22, 2011 and for the Years Ended September 30, 2010 and 2009	50
Consolidated Statements of Stockholders’ Equity for the period October 1, 2010 to September 22, 2011 and for the Years Ended September 30, 2010 and 2009	51
Consolidated Statements of Cash Flows for the period October 1, 2010 to September 22, 2011 and for the Years Ended September 30, 2010 and 2009	52
Notes to Consolidated Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MedCath Corporation

Charlotte, North Carolina

We have audited the accompanying consolidated statement of net assets in liquidation of MedCath Corporation and subsidiaries (the “Company”) as of September 30, 2011, and the related consolidated statement of changes in net assets in liquidation for the period from September 23, 2011 to September 30, 2011. In addition, we have audited the accompanying consolidated balance sheet of the Company as of September 30, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from October 1, 2010 to September 22, 2011 and for the years ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, the stockholders of the Company approved a plan of liquidation on September 22, 2011, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting from the going concern basis to the liquidation basis effective September 22, 2011.

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of MedCath Corporation and subsidiaries at September 30, 2011, the changes in their net assets in liquidation for the period from September 23, 2011 to September 30, 2011, their financial position at September 30, 2010, and the results of their operations and their cash flows for the period from October 1, 2010 to September 22, 2011 and for the years ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Raleigh, North Carolina

December 14, 2011

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

SEPTEMBER 30, 2011

(Liquidation Basis)

(In thousands)

Assets:
Cash and cash equivalents	$304,403
Accounts receivable	18,619
Notes receivable	22,317
Income tax receivable	7,636
Medical supplies	1,790
Prepaid expenses and other assets	2,605
Property and equipment	37,901
Investment in affiliates	13,400

Total assets	$408,670

Liabilities:
Accounts payable	$19,038
Accrued compensation and benefits	13,287
Dividends payable	139,373
Other accrued liabilities	28,342
Obligations under capital leases	520
Deferred income tax liabilities	459

Total liabilities	201,019
Noncontrolling interests at settlement amount	16,448

Total liabilites and noncontrolling interests	217,467

Net Assets in Liquidation	$191,203

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(In thousands)

Period from September 23, 2011 to September 30, 2011
Total Equity at September 22, 2011	$213,121
Less: Noncontrolling interests at September 22, 2011	11,907

Total MedCath Corporation Stockholders’ Equity at September 22, 2011	201,214
Liquidation basis adjustments:
Adjust assets and liabilities to net realizable value	19,660
Accrued liquidation costs	(25,768)
Adjust noncontrolling interests to settlement amount	(3,903)

Net assets in liquidation as of September 22, 2011	191,203
Net costs incurred from September 23, 2011 to September 30, 2011	—

Net assets in liquidation as of September 30, 2011	$191,203

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2010

(Going Concern Basis)

(In thousands, except share data)

Current assets:
Cash and cash equivalents	$23,208
Accounts receivable, net	20,985
Income tax receivable	6,188
Medical supplies	5,243
Deferred income tax assets	13,247
Prepaid expenses and other current assets	8,738
Current assets of discontinued operations	90,701

Total current assets	168,310
Property and equipment, net	104,897
Other assets	13,893
Non-current assets of discontinued operations	207,438

Total assets	$494,538

Current liabilities:
Accounts payable	$8,537
Accrued compensation and benefits	10,664
Other accrued liabilities	8,705
Current portion of long-term debt and obligations under capital leases	14,441
Current liabilities of discontinued operations	58,166

Total current liabilities	100,513
Long-term debt	52,500
Obligations under capital leases	955
Other long-term obligations	3,255
Long-term liabilities of discontinued operations	43,311

Total liabilities	200,534
Commitments and contingencies
Redeemable noncontrolling interests	11,534
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,423,666 issued and 20,469,305 outstanding	216
Paid-in capital	457,725
Accumulated deficit	(139,791)
Accumulated other comprehensive loss	(444)
Treasury stock, at cost: 1,954,361 shares	(44,797)

Total MedCath Corporation stockholders’ equity	272,909
Noncontrolling interests	9,561

Total equity	282,470

Total liabilities and equity	$494,538

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(In thousands, except per share data)

	Period from October 1, 2010 to September 22, 2011	Year Ended September 30,
		2010	2009
Net revenue	$167,301	$166,411	$134,129
Operating expenses:
Personnel expense	72,477	66,734	51,065
Medical supplies expense	32,342	33,410	29,136
Bad debt expense	25,908	23,805	14,791
Other operating expenses	65,254	53,459	37,729
Pre-opening expenses	—	866	3,563
Depreciation	8,014	12,221	7,476
Impairment of long lived assets and goodwill	20,358	66,022	17,000
(Gain) loss on disposal of property, equipment and other assets	(226)	(54)	38

Total operating expenses	224,127	256,463	160,798

Loss from operations	(56,826)	(90,052)	(26,669)
Other income (expenses):
Interest expense	(2,320)	(3,935)	(3,053)
Loss on early extinguishment of debt	—	—	(6,702)
Gain on sale of unconsolidated affiliates	15,391	—	—
Interest and other income	179	86	177
Loss on note receiveable	—	(1,507)	—
Equity in net earnings of unconsolidated affiliates	1,216	5,359	5,272

Total other income (expense), net	14,466	3	(4,306)

Loss from continuing operations before income taxes	(42,360)	(90,049)	(30,975)
Income tax benefit	(16,963)	(33,377)	(7,581)

Loss from continuing operations	(25,397)	(56,672)	(23,394)
Income (loss) from discontinued operations, net of taxes	154,742	20,690	(9,361)

Net income (loss)	129,345	(35,982)	(32,755)
Less: Net income attributable to noncontrolling interests	(62,709)	(12,389)	(17,527)

Net income (loss) attributable to MedCath Corporation	$66,636	$(48,371)	$(50,282)

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(29,177)	$(61,843)	$(27,653)
Income (loss) from discontinued operations, net of taxes	95,813	13,472	(22,629)

Net income (loss)	$66,636	$(48,371)	$(50,282)

Earnings (loss) per share, basic
Loss from continuing operations attributable to MedCath
Corporation common stockholders	$(1.45)	$(3.12)	$(1.40)
Income (loss) from discontinued operations attributable to MedCath
Corporation common stockholders	4.75	0.68	(1.15)

Earnings (loss) per share, basic	$3.30	$(2.44)	$(2.55)

Earnings (loss) per share, diluted
Loss from continuing operations attributable to MedCath
Corporation common stockholders	$(1.45)	$(3.12)	$(1.40)
Income (loss) from discontinued operations attributable to MedCath
Corporation common stockholders	4.75	0.68	(1.15)

Earnings (loss) per share, diluted	$3.30	$(2.44)	$(2.55)

Weighted average number of shares, basic	20,153	19,842	19,684
Dilutive effect of stock options and restricted stock	6	—	—

Weighted average number of shares, diluted	20,159	19,842	19,684

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Going Concern Basis)

(In thousands)

										Redeemable
					Accumulated					Noncontrolling
					Other				Total	Interest
	Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock		Noncontrolling Interest	Equity (Permanent)	(Temporary Equity)
	Shares	Par Value				Shares	Amount
Balance, September 30, 2008	21,553	$216	$455,494	$(41,138)	$(179)	1,954	$(44,797)	$15,623	$385,219	$9,044
Stock awards, including cancelations and income tax effects	43	—	(1,826)	—	—	—	—	—	(1,826)	—
Restricted stock awards, including cancelations	—	—	1,591	—	—	(509)	—	—	1,591	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,436)	(11,436)	(4,895)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	—	—	—	(118)	(118)	(102)
Comprehensive loss:
Net (loss) income	—	—	—	(50,282)	—	—	—	14,115	(36,167)	3,401
Change in fair value of interest rate swaps, net of income tax benefit (*)	—	—	—	—	(181)	—	—	—	(181)	—

Total comprehensive loss									(36,348)

Balance, September 30, 2009	21,596	216	455,259	(91,420)	(360)	1,445	(44,797)	18,184	337,082	7,448
Stock awards, including cancelations and income tax benefit	363	—	2,646	—	—	—	—	—	2,646	—
Tax withholdings for vested restricted stock awards	(44)	—	(293)	—	—	—	—	—	(293)	—
Transfer of restricted shares from treasury stock	509					509
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14,956)	(14,956)	(3,560)
Acquisitions and other transactions impacting noncontrolling interest	—	—	—	—	—	—	—	72	72	(77)
Sale of equity interest	—	—	113	—	—	—	—	27	140	—
Comprehensive loss:
Net (loss) income	—	—	—	(48,371)	—	—	—	6,234	(42,137)	7,723
Change in fair value of interest rate swap, net of income tax benefit (*)	—	—	—	—	(84)	—	—	—	(84)	—

Total comprehensive loss									(42,221)	7,723

Balance, September 30, 2010	22,424	216	457,725	(139,791)	(444)	1,954	(44,797)	9,561	282,470	11,534
Stock awards, including cancelations and income tax effects	212	—	4,311	—	—	—	—	—	4,311	—
Restricted stock awards, including cancelations	(335)	—	(3,713)	—	—	—	—	—	(3,713)	—
Dividends declared	—	—	(139,373)	—	—	—	—	—	(139,373)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(54,290)	(54,290)	(3,560)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	—	—	—	(111)	(111)	17
Dispositions of noncontrolling interests	—	—	—	—	—	—	—	—	—	(8,251)
Exercise of call of noncontrolling interest	—	—	—	—	—	—	—	—	—	(5,700)
Comprehensive loss:
Net income (loss)	—	—	—	66,636	—	—	—	56,747	123,383	5,960
Reclassification of amounts included in net income, net of income tax (*)	—	—	—	—	444	—	—	—	444	—

Total comprehensive income									123,827	5,960

Balance, September 22, 2011	22,301	$216	$318,950	$(73,155)	$—	1,954	$(44,797)	$11,907	$213,121	$—

(*)	Tax expense (benefit) was $0.3 million, $0.1 million and $0.1 million for the period October, 1, 2010 to September 22, 2011 and the years ended September 30, 2010 and 2009, respectively.

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(In thousands)

	Period from October 1, 2010 to September 22, 2011	Year Ended September 30,
		2010	2009
Net income (loss)	$129,345	$(35,982)	$(32,755)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(154,742)	(20,690)	9,361
Bad debt expense	25,908	23,805	14,791
Depreciation	8,014	12,221	7,476
Gain on sale of unconsolidated affiliates	(15,391)	—	—
(Gain) loss on disposal of property, equipment and other assets	(226)	(54)	38
Share-based compensation expense	4,311	3,148	2,390
Loss on early extinguishment of debt	—	—	6,702
Amortization of loan acquisition costs	1,104	994	937
Impairment of long-lived assets and goodwill	20,358	66,022	17,000
Equity in earnings of unconsolidated affiliates, net of distributions received	91	2,253	856
Deferred income taxes	19,863	(22,982)	(3,322)
Change in assets and liabilities that relate to operations:
Accounts receivable	(26,294)	(26,032)	(12,812)
Medical supplies	282	(496)	(1,712)
Prepaid and other assets	1,131	(7,022)	(310)
Income taxes payable/receivable	(33,436)	—	—
Accounts payable and accrued liabilities	(7,050)	3,966	(4,160)

Net cash provided by (used in) operating activities of continuing operations	(26,732)	(849)	4,480
Net cash (used in) provided by operating activities of discontinued operations	(1,399)	44,143	59,153

Net cash (used in) provided by operating activities	(28,131)	43,294	63,633
Investing activities:
Purchases of property and equipment	(1,857)	(11,616)	(78,108)
Proceeds from sale of property and equipment	417	354	1,687
Changes in restricted cash	(1,772)	—	3,154
Proceeds from sale of business interests	24,851	—	—

Net cash provided by (used in) investing activities of continuing operations	21,639	(11,262)	(73,267)
Net cash provided by (used in) investing activities of discontinued operations	413,755	(5,694)	9,477

Net cash provided by (used in) investing activities	435,394	(16,956)	(63,790)
Financing activities:
Proceeds from issuance of long-term debt	—	—	83,479
Repayments of long-term debt	(66,563)	(13,438)	(113,239)
Repayments of obligations under capital leases	(386)	(287)	(36)
Distributions to noncontrolling interests	(2,436)	(4,381)	(2,543)
Tax withholding of vested restricted stock awards	(4,712)	(293)	—
Other financing activities, net	—	222	284

Net cash used in financing activities of continuing operations	(74,097)	(18,177)	(32,055)
Net cash used in financing activities of discontinued operations	(103,260)	(22,832)	(18,155)

Net cash used in financing activities	(177,357)	(41,009)	(50,210)

Net increase (decrease) in cash and cash equivalents	229,906	(14,671)	(50,367)
Cash and cash equivalents:
Beginning of period	47,030	61,701	112,068

End of period	$276,936	$47,030	$61,701

Cash and cash equivalents of continuing operations	225,754	23,208	14,436
Cash and cash equivalents of discontinued operations	51,182	23,822	47,265

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per share amounts)

1.	Nature of Business

MedCath Corporation (the “Company”) was incorporated in Delaware in 2001 as a result of our initial public offering. The Company currently owns and operates hospitals in partnership with physicians whom the Company believes have established reputations for clinical excellence. The Company opened its first hospital in 1996. On March 1, 2010 the Company announced that its Board of Directors had formed a Strategic Options Committee to consider the sale either of the Company’s equity or the sale of its individual hospitals and other assets as the Board of Directors determined that selling our assets or equity may provide the highest return for the Company’s stockholders. At that time the Company had majority ownership interests in eight hospitals, minority ownership interests in two hospitals, a minority ownership interest in a hospital real estate venture, and owned MedCath Partners, a division of the Company that managed cardiac diagnostic and therapeutic facilities. Since this announcement through September 30, 2011, the Company has sold seven of its majority owned hospitals, its equity interest in one of its minority owned hospitals and the MedCath Partners division, including a venture that was minority owned through the Company’s MedCath Partners division.

As of September 30, 2011, the Company had a 53.3% ownership interest in and operated Bakersfield Heart Hospital in Bakersfield, California, a 34.82% minority ownership interest in Harlingen Medical Center in Harlingen, Texas, and a 36.06% ownership interest in HMC Realty, LLC, a real estate venture in Harlingen, Texas, which holds the real estate related to Harlingen Medical Center (collectively, “Harlingen”). On November 30, 2011 the Company sold to Prime Health Services its interests in Harlingen for $9.0 million. The Company manages its hospitals from its corporate office located in Charlotte, North Carolina. The hospitals in which the Company had an ownership interest as of September 30, 2011 had a total of 159 licensed beds located in California and Texas.

On September 22, 2011, at a special meeting of stockholders, the Company’s stockholders approved (a) the sale of all or substantially all of the remaining assets of the Company prior to filing a certificate of dissolution and (b) the complete liquidation of the Company (as described in Section 356(a) of the Internal Revenue Code of 1986, as amended, after the Board of Directors of the Company had concluded that the implementation of a formal plan of dissolution (the “Plan of Dissolution”) was in the best interest of the Company and its stockholders. Accordingly, the Company adopted the liquidation basis of accounting as of September 23, 2011 (See Note 3) since the liquidation and dissolution of the Company was imminent.

As a result of the adoption of a formal Plan of Dissolution, the Company’s activities are now limited to operating Bakersfield Heart Hospital, fulfilling transition service obligations to the purchaser of its hospitals, realizing the value of its remaining assets; making tax and regulatory filings; winding down its remaining business activities and making distributions to its stockholders. Winding down its remaining business activities includes the corporate division functions, managing its remaining hospital, Bakersfield Heart Hospital, until the hospital value is realized, realizing the value of corporate held assets and paying the creditors of previously sold hospitals in which the Company retained net working capital.

2.	Plan of Dissolution

The Company’s Plan of Dissolution provides for the completion of the voluntary liquidation, winding up and dissolution of the Company. As a result of the stockholders approval of the Plan of Dissolution, the Company will seek to (i) sell its remaining assets, (ii) pay, or establish a reserve to pay, all of the Company’s liabilities, including without limitation (a) any liabilities arising out of the ICD Investigation (see Note 11), (b) other currently unknown or unanticipated liabilities, and (c) a reserve of such additional amount as the Company’s Board of Directors determines to be necessary or appropriate under the General Corporation Law of the State of Delaware (“DGCL”) with respect to additional liabilities that may arise after the Company files for dissolution, and (iii) make one or more additional liquidating distributions. Thereafter, the Company will file a certificate of dissolution in accordance with Section 275 of the DGCL (the “Filing”) in order to dissolve and will attempt to liquidate any of its remaining unsold assets, satisfy or make reasonable provisions for the satisfaction of its remaining obligations, and make distributions to stockholders of any available liquidation proceeds, as well as any remaining cash on hand. Although not currently contemplated by the Company’s Board of Directors, if at any time prior to the Filing the Company’s Board of Directors determines that the Plan of Dissolution is not in the best interests of its stockholders, the Board of Directors may direct that the Plan of Dissolution be abandoned, or may amend or modify the Plan of Dissolution, to the extent permitted by the DGCL, without further stockholder approval. After the Filing, the Board of Directors may seek stockholder approval for the revocation of the Dissolution if it determines that the Plan of Dissolution is no longer in the best interests of the Company and our stockholders.

3.	Summary of Significant Accounting Policies and Estimates

Liquidation Basis of Accounting

Basis of Consolidation – As a result of the Company’s Board approving the Plan of Dissolution and the stockholders’ approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective September 22, 2011. This basis of accounting is considered appropriate when liquidation of a company is imminent. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates – The conditions required to adopt the liquidation basis of accounting were met on September 22, 2011 (the “Effective Date”).

The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded the following adjustments as of September 22, 2011, the date of adoption of the liquidation basis of accounting:

(in thousands)
Adjust assets to net realizable value and liabilities to estimated settlement amount:
Write up of investment in and advances to affiliates	$21,812
Write down of subsidiary investments	(5,040)
Write up of property, plant and equipment	6,678
Write off of prepaid expenses & other assets	(3,866)
Write up of deferred income tax liabilities, net	(152)
Write off of other long-term obligations	228

Total	$19,660

The Company used an independent third party market offer and subsequent disposition values to determine the reasonableness of the Company’s write up of its investment in and advances to affiliates, subsequent disposition values to determine the reasonableness of the Company’s write down of its subsidiary investments and incorporated third party valuations and other data to determine the write up of property, plant and equipment. Prepaid expenses and other assets and other long-term obligations were written off as they will not provide any future cash flow to the Company and have no future net realizable value. The increase in the deferred income taxes, net was based on the Company’s computation of the income tax impact of the total adjustments to mark assets to their net realizable value and liabilities to estimated settlement amount.

The adjustments outlined above had a direct impact on the settlement amount of the Company’s noncontrolling interests, which represents the minority owners’ share of the Company’s consolidated subsidiaries. As a result, the Company recorded the following adjustment to the net settlement amount of noncontrolling interests on the Statement of Changes in Net Assets in Liquidation:

(in thousands)
Adjust noncontrolling interest to settlement amount:
Write up of noncontrolling interests	$3,903

Total	$3,903

Accrued Cost of Liquidation

The Company accrued the estimated costs expected to be incurred during the dissolution period. The dissolution period estimated provides time for the Company to sell its remaining assets and file articles of dissolution. Under DGCL, the dissolution period after the filing of the articles of dissolution must be a minimum of three years. In determining its total estimated costs to liquidate, the Company estimated that it will incur costs through September 30, 2015 as follows:

(in thousands)
Salaries, wages and benefits	$6,349
Outsourcing information technology and central business office functions	1,618
Contract breakage costs	2,810
Insurance	5,392
Legal, Board and other professional fees	7,091
Office and storage expense	1,762
Lease expense	746

Total liquidation accruals	$25,768

The estimates were based on prior history, known future events, contractual obligations and the estimated time to complete the liquidation. The Company has recorded total accrued liabilities of $60.7 million, excluding the distribution payable and obligations under capital leases, on the statement of net assets as of September 30, 2011. The $60.7 million is the total expected payments for the settlement of liabilities after the $25.8 million in additional accruals the Company recorded upon adoption of the liquidation basis of accounting. The $60.7 million includes $35.1 million in accrued liabilities related to the Company’s corporate division and $25.6 million related to the Company’s previously sold entities and Bakersfield Heart Hospital. Total accrued liabilities do not include any amount related to the DOJ investigations since the Company is unable to reasonably estimate the amounts to be repaid, if any, upon resolution of the investigations.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Going Concern Significant Accounting Policies and Estimates

Basis of Consolidation — The consolidated financial statements of the Company for the period October 1, 2010 through September 22, 2011 (“2011 Fiscal Period”) and as of September 30, 2010 and each of the two years in the period ended September 30, 2010 were prepared on a going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business.

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

The Company grants credit without collateral to its patients, most of whom are insured under payment arrangements with third party payors, including Medicare, Medicaid and commercial insurance carriers. The Company has not experienced significant losses related to receivables from individual patients or groups of patients in any particular industry or geographic area. The following table summarizes the percentage of net accounts receivable from all payors at September 30, 2010:

Medicare and Medicaid	50%
Commercial	40%
Other, including self-pay	10%

100%

Cash and Cash Equivalents — The Company considers currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.

Allowance for Doubtful Accounts — Accounts receivable primarily consist of amounts due from third-party payors and patients at the Company’s hospitals. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The Company estimates this allowance based on such factors as payor mix, aging and the historical collection experience and write-offs of its respective hospitals and other business units.

Medical Supplies — Medical supplies consist primarily of supplies necessary for diagnostics, catheterization and surgical procedures and general patient care and are stated at the lower of first-in, first-out cost or market.

Property and Equipment — Property and equipment are recorded at cost and are depreciated principally on a straight-line basis over the estimated useful lives of the assets, which generally range from 25 to 40 years for buildings and improvements, 15 to 25 years for land improvements, and from 3 to 10 years for equipment, furniture and software. Repairs and maintenance costs are charged to operating expense while betterments are capitalized as additions to the related assets. Retirements, sales, and disposals are recorded by removing the related cost and accumulated depreciation with any resulting gain or loss reflected in income from operations. Amortization of property and equipment recorded under capital leases is included in depreciation expense. Interest expense incurred in connection with the construction of hospitals is capitalized as part of the cost of construction until the facility is operational, at which time depreciation begins using the straight-line method over the estimated useful life of the applicable constructed assets. The Company did not capitalize interest during the 2011 Fiscal Period or the year ended September 30, 2010. The Company capitalized interest of $2.7 million during the year ended September 30, 2009.

Other Assets — Other assets primarily consist of investments in affiliates (see Note 8), loan acquisition costs and assets associated with management contracts and physician related revenue guarantees (see Note 11). Loan acquisition costs (“Loan Costs”) are costs associated with obtaining long-term financing. Loan Costs, net of accumulated amortization, were $1.1 million as of September 30, 2010. Loan Costs were amortized using the straight-line method, which approximates the effective interest method, as a component of interest expense over the life of the related debt. Amortization expense recognized for Loan Costs totaled $1.1 million, $1.0 million and $1.0 million for the 2011 Fiscal Period and the years ended September 30, 2010 and 2009, respectively.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets — Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined by management through various valuation techniques including, but not limited to, discounted cash flow models, quoted market comparables and third party indications of value obtained in conjunction with the Company’s evaluation of strategic alternatives. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. See Note 5 for the impairment charges recorded to property and equipment and Note 12 for further discussions as to the Company’s determination of fair value.

Other Long-Term Obligations — Other long-term obligations consist of physician revenue guarantees and other long term contracts. See Note 11 for further discussion of these physician guarantees.

Noncontrolling Interests — Profits and losses are allocated to the noncontrolling interest in the Company’s subsidiaries in proportion to their ownership percentages and reflected in the aggregate as net income attributable to noncontrolling interests. The physician partners of the Company’s subsidiaries typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each physician partner shares in the pre-tax earnings of the subsidiary in which it is a partner. Accordingly, the income or loss attributable to noncontrolling interests in each of the Company’s subsidiaries are generally determined on a pre-tax basis. Total net income attributable to noncontrolling interests are presented after net (loss) income. The Company presents ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity. However, in instances in which certain redemption features that are not solely within the control of the issuer are present, classification of noncontrolling interests outside of permanent equity is required. In instances in which certain redemption features that are not solely within the control of the issuer are present, classification of noncontrolling interests outside of permanent equity is required.

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of certain of its investees’ operating agreements, to purchase some or all of the noncontrolling interests related to certain of the Company’s subsidiaries. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2010, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are carried as redeemable noncontrolling interests in equity of consolidated subsidiaries on the Company’s consolidated balance sheet. As of September 30, 2011, the Company did not have any noncontrolling interests that were subject to this redemption feature.

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

The Company continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of its programs. Final settlements under some of these programs are subject to adjustment based on audit by third parties, which can take several years to determine. From a procedural standpoint, for governmental payors, primarily Medicare, the Company recognizes estimated settlements in its consolidated financial statements based on filed cost reports. The Company subsequently adjusts those settlements as new information is obtained from audits or reviews by the fiscal intermediary and, if the result of the fiscal intermediary audit or review impacts other unsettled and open cost reports, the Company recognizes the impact of those adjustments. As such, the Company recognized adjustments that increased net revenue by $1.7 million and decreased net revenue by $0.6 million and $0.9 million for continuing operations in the 2011 Fiscal Period and the years ended September 30, 2010 and 2009, respectively.

The Company records charity care deductions as a reduction to gross revenue. Patients that receive charity care discounts must provide a complete and accurate application, be in need of non-elective care and meet certain federal poverty guidelines established by the U.S. Department of Health and Human Services.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A significant portion of the Company’s net revenue is derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 55.5%, 57% and 53% of the Company’s net revenue during the 2011 Fiscal Period and the years ended September 30, 2010 and 2009, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, hospitals are paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (“DRG”). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.

While hospitals generally do not receive direct payment in addition to a DRG payment, hospitals may qualify for additional capital-related cost reimbursement and outlier payments from Medicare under specific circumstances. In addition, some hospitals with high levels of low income patients qualify for Medicare Disproportionate Share Hospital (“DSH”) reimbursement as an add on to DRG payments. Medicare payments for most outpatient services are based on prospective payments using ambulatory payment classifications (“APCs”). Other outpatient services, including outpatient clinical laboratory, are reimbursed through a variety of fee schedules. The Company is reimbursed for DSH payments and cost-reimbursable items at tentative rates, with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. Medicaid payments for inpatient and outpatient services are based upon methodologies specific to the state in which hospitals are located and are made at prospectively determined amounts, such as DRGs; reasonable costs or charges; or fee schedule. Depending upon the state in which hospitals are located, Medicaid payments may be made at tentative rates with final settlement determined after submission of annual cost reports by the hospitals and audits or reviews thereof by the states’ Medicaid agencies.

Segment Reporting. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment if the segments have similar economic and overall industry characteristics, such as customer class, products and service. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Through March 31, 2011, the Company’s reportable segments consisted of the Hospital Division and the MedCath Partners Division. However, during the third quarter of fiscal 2011, the Company disposed of its interest in the Partners Division. Accordingly, the Company has recast the presentation of the Partners Division as a discontinued operation (see Note 4). As a result, the Company’s sole reporting segment is the Hospital Division.

Advertising — Advertising costs are expensed as incurred. During the 2011 Fiscal Period and the years ended September 30, 2010 and 2009, the Company incurred $0.8 million, $0.7 million and $0.6 million of advertising expenses, respectively.

Pre-opening Expenses — Pre-opening expenses consist of operating expenses incurred during the development of new ventures prior to opening for business. Such costs specifically relate to the Company’s development of the Hualapai Mountain Medical Center in Kingman, Arizona and are expensed as incurred. The Company incurred $-0-, $0.9 million and $3.6 million of pre-opening expenses during the 2011 Fiscal Period and the years ended September 30, 2010 and 2009, respectively.

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

Members’ and Partners’ Share of Hospital’s Net Income and Loss — The Company’s consolidated hospital is organized as a limited liability company, with one of the Company’s wholly-owned subsidiaries serving as the manager/ general partner and holding 53.3% of the ownership interest in the entity. Physician partners or members own the remaining ownership interests as members. In addition, the Company has organized a hospital with a community hospital investing as an additional partner. The Company holds a noncontrolling interest in the hospital with the community hospital and physician partners owning the remaining interests also as noncontrolling interest partners. The hospital is accounted for under the equity method of accounting. Profits and losses of hospitals accounted for under either the consolidated or equity methods of accounting are allocated to their owners based on their respective ownership percentages.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation — Compensation expense for share-based awards made to employees and directors is recognized based on the estimated fair value of each award over each applicable awards vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using, either an option-pricing model for stock options or the closing market value of the Company’s stock for restricted stock and restricted stock units, and expenses the value of the portion of the award that is ultimately expected to vest over the requisite service period in the Company’s statement of operations.

During 2009, the Company used the Black-Scholes option pricing model with the following weighted-average assumptions used for option grants. The expected life of the stock options of five to eight years represents the period of time that options granted are expected to be outstanding based on results from certain groups of employees exhibiting different behavior based on an annual analysis of historical and expected exercise and cancellation behavior. The risk-free interest rate of 1.4% to 3.6% is based on the U.S. Treasury yield curve in effect on the date of the grant. The expected volatility of 44% to 49% is based on the historical volatilities of the Company’s common stock and the common stock of comparable publicly traded companies.

Stock options awarded to employees are fully vested at the time of grant, with the condition that the optionee is prohibited from selling the share of stock acquired upon exercise of the option for a specified period of time. As a result, total share-based compensation is recorded for stock options on the option grant date.

During fiscal 2010 and 2009, the Company granted shares of restricted stock and restricted stock units to employees and directors, respectively. Restricted stock granted to employees, excluding executives of the Company, vested in equal annual installments over a three year period. Executives of the Company defined by the Company as vice president or higher, received two separately equal grants. The first grant of restricted stock vested in equal annual installments over a three year period, the second grant of restricted stock vested over a three year period based on established performance conditions. All unvested restricted stock granted to employees became fully vested on September 30, 2011 upon a change in control of the Company as permitted under the Company’s 2006 Stock Option and Award Plan. A change in control occurred on September 30, 2011 as the result of the sale of Hualapai Mountain Medical Center and Louisiana Medical Center and Heart Hospital on that date. The Board of Directors defined a change in control as the sale of at least 80% of the Company’s hospital units that existed at the date of the commencement of the strategic options process (March, 2010) and the closing of the sale of Company assets that generated at least 80% of the Company’s earnings before interest, taxes, depreciation and amortization for the fiscal year ended September 30, 2009. As a result, the Company recognized an expense of $0.4 million for the acceleration of 129,988 shares of Restricted Stock granted to employees. Restricted stock units granted to directors are fully vested at the date of grant and are paid in the form of common stock upon each applicable director’s termination of service on the board. However, the Compensation Committee approved the termination of the director’s restricted stock unit plan under which the restricted stock units were granted to directors. As a result, the previously granted units were converted to the shares of common stock on August 1, 2011.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.	Discontinued Operations

The results of operations for the period from October 1, 2010 to September 22, 2011 include the continuing and discontinued operations of the Company. Discontinued operations are not presented separately under the liquidation basis of accounting. However, on September 30, 2011, the Company completed the sale of Hualapai Mountain Medical Center (“HMMC”) in Kingman, Arizona, to Kingman Regional Medical Center and the sale of the Company’s interest in Louisiana Medical Center & Heart Hospital (“LMCHH”) to Cardiovascular Care Group (“CCG”). MedCath financed CCG’s purchase with a secured promissory note that was initially scheduled to mature 60 days after closing, subject to extension at CCG’s election for up to 60 additional days. CCG has notified MedCath that CCG has elected to extend the maturity date of this promissory note from November 30, 2011 to December 31, 2011. In accordance with the terms of the purchase agreement, CCG retains the right to extend the maturity of this promissory note for another 30 days beyond December 31, 2011. These two sales were completed subsequent to the adoption of the Plan of Dissolution, as approved by the Company’s stockholders on September 22, 2011, but are not presented as discontinued operations herein.

Prior to its adoption of liquidation basis of accounting on September 22, 2011, the Company sold its interest in certain business interests. As a result, the Company has classified the results of operations of the following entities within income from discontinued operations, net of taxes. The net realizable value of the assets and settlement amount of liabilities on the statement of net assets includes the assets and liabilities of all discontinued operations.

Effective August 1, 2011, the Company sold its ownership interest and management rights in Arkansas Heart Hospital (“AHH”) to AR-MED, LLC, which is majority owned by Dr. Bruce Murphy, a physician affiliated with Little Rock Cardiology Clinic, P.A., and an existing investor in AHH. The transaction valued AHH at $73.0 million plus a percentage of the hospital’s available cash. The gain of $18.8 million has been included in income (loss) from discontinued operations for the 2011 Fiscal Period. The purchaser and Dr. Murphy have agreed to indemnify MedCath for liabilities arising from the pre-closing operations of the hospital, including not limited any liabilities that may arise from the pending ICD investigation (see Note 11).

Effective August 1, 2011, the Company sold the majority of the assets of Heart Hospital of New Mexico (“HHNM”) to Lovelace Health System, Inc., which is an affiliate of Ardent Health Services, based in Nashville, Tennessee. The transaction valued the assets at $119.0 million. The limited liability company that owned HHNM, of which 74.8% is owned by MedCath, retained its net working capital. The gain of $90.4 million has been included in income (loss) from discontinued operations for the 2011 Fiscal Period. In order to obtain the required approval of HHNM’s physician partners to the sale of HHNM, MedCath paid $22.0 million of the Company’s net proceeds from the sale to such physician partners. Such payment was allocated as an additional noncontrolling interest.

Effective May 4, 2011 the Company sold the majority of the assets of its seven cardiac diagnostic and therapeutic facilities (which are referred to as the MedCath Partners division) to DLP Healthcare, a joint venture of LifePoint Hospitals, Inc. and Duke University Health System. The transaction valued the assets sold at $25.0 million and involved the sale of certain North Carolina-based assets related to the operation of cardiac catheterization laboratories in North Carolina. MedCath has retained working capital related to the assets sold and also retained assets related to cath labs leased to two health care systems outside of North Carolina. Further, MedCath retained certain assets and liabilities arising from this business that arose before closing. The transaction was completed effective May 4, 2011 with a gain of $21.3 million included in income (loss) from discontinued operations for the 2011 Fiscal Period.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During November 2010, the Company entered into an agreement to sell substantially all of the assets of TexSan Heart Hospital (San Antonio, Texas) (“TexSan”) to Methodist Healthcare System of San Antonio for $76.25 million, plus retained working capital. The transaction closed on December 31, 2010 with the Company retaining all accounts receivable and the hospital’s remaining liabilities. In addition, the Company acquired the partnership’s minority investors’ ownership in accordance with the terms of a call option agreement. See Note 11 for further discussion. The gain of $32.4 million has been included in income (loss) from discontinued operations for the 2011 Fiscal Period.

During August 2010, the Company entered into a definitive agreement to sell certain of the hospital assets and liabilities, plus certain net working capital of Arizona Heart Hospital (Phoenix, Arizona) (“AzHH”) to Vanguard Health Systems for $32.0 million and the assumption of capital leases of $0.3 million. The transaction closed on October 1, 2010 with the limited liability company which owned AzHH retaining all accounts receivable and the hospital’s remaining liabilities. As part of its assessment of long-lived assets in June 2010, the Company recognized an impairment charge of $5.2 million based on its potential sales value of AzHH. Accordingly, the Company recognized a nominal gain on the sale for the year ended September 30, 2011.

During February 2010, the Company entered into an agreement to sell substantially all of the assets of Heart Hospital of Austin (Texas) (“HHA”) to St. David’s Healthcare Partnership L.P. for $83.8 million plus retention of working capital. The transaction closed on November 1, 2010. The gain of $35.7 million has been included in income (loss) from discontinued operations for the 2011 Fiscal Period.

During May 2008, the Company sold the net assets of Dayton Heart Hospital (“DHH”) to Good Samaritan Hospital pursuant to a definitive agreement. As of September 30, 2011 and September 30, 2010, the Company had reserved $10.0 million and $9.8 million, respectively, for Medicare outlier payments received by DHH, which are included in current liabilities of discontinued operations in the consolidated balance sheet.

The Company has entered into transition services agreements with the buyers of certain of its sold assets that extend into fiscal 2012. As a result, the Company entered into a Managed Services Agreement with McKesson Technologies, Inc. (“McKesson”) whereby McKesson would employ the majority of the Company’s information technology employees effective November 1, 2010. In addition, to facilitate collection of outstanding accounts receivable at such entities, on February 11, 2011 the Company entered into a Master Agreement for Revenue Cycle Outsourcing with Dell Marketing L.P. (“Dell”) whereby Dell would assume the responsibility for collection of outstanding accounts receivable for our current and disposed of entities. Furthermore, Dell retained the services of certain employees that had been employed by the Company on or before March 7, 2011 and effective March 1, 2011, Dell has sublet certain space that had been previously utilized by Company personnel involved in the collection of accounts receivable.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of discontinued operations included in the consolidated statements of operations are as follows:

	2011 Fiscal Period	Year Ended September 30,
		2010	2009
Net revenue	$188,545	$445,843	$480,990
Gain (loss) from dispositions, net	202,573	(151)	12,055
Loss on early termination of debt	(11,130)	—	—
Income before income taxes	208,114	24,839	4,985
Income tax expense	53,372	4,149	14,346

Net income (loss)	154,742	20,690	(9,361)
Less: Net income attributable to noncontrolling interests	(58,929)	(7,218)	(13,268)

Net income (loss) attributable to MedCath Corporation	$95,813	$13,472	$(22,629)

The assets and liabilities of discontinued operations included in the consolidated balance sheet are as follows:

September 30, 2010
(Going Concern Basis)
Cash and cash equivalents	$23,821
Accounts receivable, net	46,423
Other current assets	20,457

Current assets of discontinued operations	$90,701

Property and equipment, net	$192,995
Other assets	14,443

Long-term assets of discontinued operations	$207,438

Accounts payable	$32,558
Accrued liabilities	23,062
Current portion of long-term debt and obligations under capital leases	2,546

Current liabilities of discontinued operations	$58,166

Long-term debt and obligations under capital leases	$40,847
Other long-term obligations	2,464

Long-term liabilities of discontinued operations	$43,311

Included in the Company’s discontinued liabilities at September 30, 2010 is a Real Estate Investment Trust Loan (the “REIT Loan”) aggregating $34.6 million. Borrowings under this REIT Loan were collateralized by a pledge of the Company’s interest in the related hospital’s property, equipment and certain other assets. The REIT Loan required monthly, interest-only payments for ten years, at which time the loan was due in full, maturing January 2016. The interest rate on this loan was 8  1/2%. Upon the disposition of the Company’s interest in the related hospital, the REIT Loan was repaid in full in November 2010.

5.	Asset Impairment Charges

2011 Impairment Charges

Due to a decline in operating performance at two hospitals during the first six months of fiscal 2011 and the uncertainty created at those hospitals as a result of the Company’s strategic options process, the Company performed impairment tests using undiscounted cash flows to determine if the carrying value of these hospital’s long-lived assets were recoverable as of March 31, 2011. The results indicated the carrying value of the assets at those hospitals were not recoverable. The Company compared the fair value of those assets to their respective carrying values in order to determine the amount of impairment. The Company recognized impairment charges based on the amount each group of assets’ carrying value exceeded its fair value at that date. In addition, the Company received an indicator of value for certain land during the third quarter of fiscal 2011 that was below the Company’s carrying value. Accordingly, the Company recorded $20.4 million of impairment charges to continuing operations during the 2011 Fiscal Period.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 Impairment Charges

During the year ended September 30, 2010, the Company’s Board of Directors was in the process of conducting a review of strategic alternatives for the Company. Additionally, management noted a decline in operating performance at certain facilities during 2010. The Company performed impairment analyses using undiscounted cash flows at the end of each respective reporting period in 2010 to determine if the carrying amounts of fixed assets were not recoverable. As a result of the decline in operating performance as well as changes in the timing and source of anticipated cash flows for certain facilities the Company determined that the carrying value of these facilities was not fully recoverable. The Company then compared the fair value of those assets to their respective carrying values in order to determine the amount of the impairment. As a result $66.0 million of fixed asset impairment charges were recorded during the year ended September 30, 2010. The Company’s fair value estimates were determined by management based on discounted cash flow models, market comparables, signed letters of intent to sell certain facilities, and third party indications of value obtained in conjunction with the Company’s evaluation of strategic alternatives.

2009 Goodwill Impairment Charge

As required under GAAP, the first step of the Company’s annual impairment test was performed as of September 30, 2009, initially using a combination of a discounted cash flow, market multiple, and comparable transaction methods. However, the reconciliation of the fair value of the Hospital Division reporting unit to the Company’s market capitalization at September 30, 2009, resulted in a fair value that indicated an implied control premium that did not appear reasonable. During the fourth quarter of fiscal 2009, the Company’s stock price underperformed comparable companies as well as the broader markets, and the Company experienced a decline in its fourth quarter operating results. As a result of these events, the Company placed more reliance on the discounted cash flow method and used this method to estimate the fair value which resulted in a fair value that was below the carrying value of the Hospital Division reporting unit.

The second step of the Company’s impairment analysis involved allocating the fair value of the Hospital Division reporting unit, as derived in the first step discussed above, to the assets and liabilities of the Hospital Division reporting unit. This process requires significant management estimates and judgments, and is used to determine the implied fair value of the Hospital Division reporting unit’s goodwill. The Company incorporated appraisals and other information in its analysis, and concluded the implied fair value of goodwill was zero. As a result the entire balance of $60.2 million of goodwill was written off (including $43.2 million related to businesses classified as discontinued operations).

6.	Accounts Receivable

Accounts receivable as of September 30, 2011 (liquidation basis) consists of $16.5 million receivables from patients and third-party payors and $2.1 million of other receivables. Such receivables are presented at their net realizable value. Accounts receivable, net as of September 30, 2010 (going concern basis), consists of $52.7 million receivables from patients and third-party payors and $1.5 million of other receivables. In addition, the Company had recognized an allowance for doubtful accounts of $33.2 million for estimated uncollectible accounts as of September 30, 2010.

The Company wrote off $24.6 million of accounts receivable, net of recoveries, and recorded bad debt expense of $25.9 million for the 2011 fiscal period and wrote off $15.2 million of accounts receivable, net of recoveries, and recorded bad debt expense of $23.8 million for the year ended September 30, 2010.

7.	Property and Equipment

Property and equipment, net as of September 30, 2010 (going concern basis) consists of the following:

Land	$12,061
Buildings	89,459
Equipment	68,866
Construction in progress	25

Total, at cost	170,411
Less accumulated depreciation	(65,514)

Property and equipment, net	$104,897

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment as of September 30, 2011 (liquidation basis) consists of the following:

Land	$1,704
Buildings	21,578
Equipment	7,924
Construction in progress	17

Property and equipment	31,223
Adjustment to net realizable value	6,678

Property and equipment at net realizable value	$37,901

The adjustment to net realizable value under liquidation basis was as a result of estimated net realizable value upon disposition and the Company incorporated third party valuations and other data to determine its estimates for the remaining property and equipment.

8.	Investments in Affiliates

The Company’s determination of the appropriate consolidation method to follow with respect to investments in affiliates is based on the amount of control the Company has and the ownership level in the underlying entity. Investments in entities that the Company does not control, but over whose operations the Company has the ability to exercise significant influence (including investments where the Company has a less than 20% ownership) are accounted for under the equity method. The Company additionally considers if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations the Company does not control. At September 30, 2011, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method.

Equity Method Investments

Investments in unconsolidated affiliates accounted for under the equity method (which are included in Other assets on the consolidated balance sheet) consist of the following:

	September 30,
	2011	2010
	(Liquidation Basis)	(Going Concern Basis)
Harlingen Medical Center	$5,798	$5,839
HMC Realty, LLC	(14,181)	(14,044)
Avera Heart Hospital of South Dakota	—	8,730
Austin Medical Office Building	(29)	(99)
Other	—	182

	(8,412)	$608

Adjustment to net realizable value	21,812

Investments at net realizable value	$13,400

The adjustment under liquidation basis was as a result of independent third party market offer and subsequent disposition values. On November 30, 2011, the Company sold its combined ownership interests in Harlingen Medical Center and HMC Realty, LLC for $9.0 million (see Note 21), which resulted in a positive adjustment to net realizable value for a combined $16.9 million. The approximate $4.9 million remaining in the adjustment to net realizable value in investment in unconsolidated affiliates relates to the Company’s investment in a medical office building.

In August 2010, the Company entered into an agreement with Avera McKennan for the sale of its interest in Avera Heart Hospital of South Dakota whereby Avera McKennan purchased the Company’s wholly owned subsidiary that held 33.3% ownership of Avera Heart Hospital of South Dakota located in Sioux Falls, SD to Avera McKennan for $20.0 million, plus a percentage of the hospital’s available cash. The transaction closed on October 1, 2010.

The Company’s ownership percentage for each investment accounted for under the equity method is presented in the table below:

Investee	Ownership
Harlingen Medical Center	34.8%
HMC Realty LLC	36.1%

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated deficit includes $8.1 million of undistributed earnings from unconsolidated affiliates accounted for under the equity method at September 30, 2010. There were no undistributed earnings from unconsolidated affiliates accounted for under the equity method at September 30, 2011. Distributions received from unconsolidated affiliates accounted for under the equity method were $1.3 million, $7.6 million and $6.1 million during the 2011 Fiscal Period and the years ended September 30, 2010 and 2009, respectively.

The following tables represent summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method.

	2011 Fiscal Period	Year Ended September 30,
		2010	2009
Net revenue	$112,328	$172,644	$168,058
Income from operations	$10,966	$24,856	$24,626
Net income	$3,178	$15,903	$15,803

	September 30,
	2011	2010
Current assets	$22,135	$46,079
Long-term assets	$74,800	$111,262
Current liabilities	$12,636	$21,437
Long-term liabilities	$95,358	$120,451

9.	Long-Term Debt

Long-term debt consisted of the following:

	September 30,
	2011	2010
	(Liquidation Basis)	(Going Concern Basis)
Amended Credit Facility	$—	$66,563
Less current portion	—	(14,063)

Long-term debt	$—	$52,500

Senior Secured Credit Facility — During November 2008, the Company amended and restated its then outstanding senior secured credit facility (the “Amended Credit Facility”). The Amended Credit Facility provided for a three-year term loan facility in the amount of $75.0 million (the “Term Loan”) and a revolving credit facility in the amount of $85.0 million (the “Revolver”), which included a $25.0 million sub-limit for the issuance of stand-by and commercial letters of credit and a $10.0 million sub-limit for swing-line loans, of which letters of credit totaling $1.7 million were outstanding at September 30, 2010. The $66.6 million outstanding under the Amended Credit Facility at September 30, 2010 related to the Term Loan. No amounts were outstanding under the Revolver as of September 30, 2010. On May 9, 2011, the Company used the net proceeds from the sale of MedCath Partners’ assets, along with available cash, to repay the $30.2 million then outstanding under the Term Loan and also terminated the Amended Credit Facility on that date.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 13, 2010, the Company and its lenders amended and restated the Senior Secured Credit Facility (the “First Amendment”). The Company entered into the First Amendment to provide additional financial and liquidity flexibility in connection with its previously announced effort to explore strategic alternatives. The First Amendment contained modifications of certain financial covenants and other requirements of the Amended Credit Facility, including, but not limited to: increasing the amount of permitted guarantees of indebtedness by $10 million; amending the asset dispositions covenant to permit additional asset dispositions subject to no events of default and amendments to the use of proceeds covenant related to dispositions of assets to remove the ability to acquire assets, make payments of indebtedness including permitted share repurchases and make investments with net cash proceeds and required that any net cash proceeds from an asset disposition in excess of $50 million from the date of the First Amendment be applied 50% to repay the outstanding Term Loan amounts under the Amended Credit Facility and 50% to repay amounts outstanding under the Revolver or cash collateralize letters of credit to the extent outstanding and permanently reduce the Revolver by 50% of the net cash proceeds. In addition, any mandatory prepayments of the Revolver also reduced the revolving credit commitment by a corresponding amount.

The letters of credit were not permitted to remain outstanding after payment of the Term Loan in May 2011. Accordingly, effective May 2011, the Company cash collateralized the outstanding letters of credit such that they could remain outstanding. As a result, as of September 30, 2011, the Company has included $1.8 million of cash that is restricted by the outstanding letters of credit as an other noncurrent asset.

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

Interest Rate Swaps — During the year ended September 30, 2006 one of the hospitals in which the Company had a noncontrolling interest and consequently accounted for under the equity method, entered into an interest rate swap for purposes of hedging variable interest payments on long term debt outstanding for that hospital. The interest rate swap was accounted for as a cash flow hedge by the hospital whereby changes in the fair value of the interest rate swap flow through comprehensive income of the hospital. The Company recorded its proportionate share of comprehensive income within stockholders’ equity in the consolidated balance sheet based on the Company’s ownership interest in that hospital. However, the cumulative unrealized loss of $0.5 million (net of taxes) was reclassified from Other Comprehensive Income as part of the gain in connection with the sale of the Company’s ownership interest on October 1, 2010.

10.	Obligations Under Capital Leases

The Company currently leases certain equipment under capital leases expiring through fiscal year 2014. Amortization of the capitalized amounts is included in depreciation expense. Total assets under capital leases (net of accumulated depreciation of $0.6 million and $0.5 million) at September 30, 2011 and 2010, respectively, are $0.5 million and $1.3 million, respectively, and are included in property and equipment. Lease payments during the 2011 Fiscal Period and the years ended September 30, 2010 and 2009 were $0.4 million, $0.4 million and $0.2 million, respectively, and include interest of $0.1 million in each year.

Future minimum lease payments at September 30, 2011 are as follows:

Fiscal Year	Minimum Lease Payment
2012	$288
2013	241
2014	26

Total future minimum lease payments	555
Less amounts representing interest	(35)

Present value of net minimum lease payments	$520

11.	Commitments and Contingencies

Operating Leases — The Company currently leases office space, computer software and hardware equipment, certain vehicles and land under noncancelable operating leases expiring through fiscal year 2017. Total rent expense under noncancelable rental commitments was $1.4 million, $1.2 million and $1.1 million for the 2011 Fiscal Period and the years ended September 30, 2010 and 2009, respectively, and is included in other operating expenses in the accompanying consolidated statements of operations.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on contractual terms, the future minimum rental commitments under noncancelable operating leases (including amounts due under a noncancelable sublease, See Note 4) as of September 30, 2011 are as follows:

Fiscal Year	Rental Commitment	Sublease Rental Income	Net Rental Commitment
2012	$1,097	$(299)	$798
2013	1,114	$(312)	802
2014	1,002	(312)	690
2015	401	(104)	297
2016	101	—	101
Thereafter	8	—	8

	$3,723	$(1,027)	$2,696

Put and Call Options — During September 2010, the Company entered into a call agreement with one of its hospitals whereby the Company could exercise the call right to purchase the noncontrolling interest owned by physician investors for an amount equal to the net amount of the physician investors unreturned capital contributions. In September 2011, immediately before the disposition of the Company’s interest in substantially all the assets of the hospital, the Company exercised its call and remitted $2.6 million to the physician investors.

During August 2010, the Company amended its partnership agreement with one of its hospitals, whereby call and put options were added relative to the Company’s noncontrolling interest in the hospital. The call allowed the Company to acquire all of the noncontrolling interest in the hospital owned by physician investors for the net amount of the physician investors’ unreturned capital contributions adjusted upward for any proportionate share of additional proceeds upon a disposition transaction. The put allowed the Company’s noncontrolling stockholders in the hospital to put their shares to the Company for the net amount of the physician investors’ unreturned capital contributions.

The noncontrolling stockholders’ recorded basis in their partnership interest was zero prior to the amendment of this agreement. Accordingly, the Company recognized a redeemable noncontrolling interest of $4.5 million ($2.9 million net of taxes of $1.6 million) as of September 30, 2010. During December 2010, the Company exercised its call right and recognized an additional redeemable noncontrolling interest of $2.2 million. Furthermore, upon exercise, the Company converted the outstanding balance of the noncontrolling interest in this partnership together with amounts due from the noncontrolling stockholders into a net obligation of $5.7 million, which was subsequently increased by $1.9 million. Of the total $7.6 million obligation, $4.6 million was paid during the 2011 Fiscal Period and $3.0 million remains outstanding as of September 30, 2011.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through September 30, 2011. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

During fiscal years 2008 and 2007, the Company refunded certain reimbursements to CMS related to carotid artery stent procedures performed during prior fiscal years at two of the Company’s consolidated subsidiary hospitals. The U.S. Department of Justice (“DOJ”) initiated an investigation related to the Company’s return of these reimbursements. As a result of the DOJ’s investigation, the Company began negotiating settlement agreements during the second quarter of fiscal 2009 with the DOJ whereby the Company was expected to pay $0.8 million to settle and obtain releases from any federal civil false claims liability related to the DOJ’s investigation. The DOJ allegations do not involve patient care, and relate solely to whether the procedures were properly reimbursable by Medicare. The settlement does not include any finding of wrong-doing or any admission of liability. During fiscal 2010, the Company paid $0.8 million. As of September 30, 2010, both settlement agreements had been executed and paid.

On March 12, 2010, the United States Department of Justice (“DOJ”) issued a Civil Investigative Demand (“CID”) to one of the Company’s hospitals regarding implantable cardioverter defibrillators (“ICD”) implantations (the “ICD Investigation”). The CID was issued in connection with an ongoing, national investigation relating to ICDs and Medicare coverage requirements for these devices. The CID requested certain documents and patient medical records regarding the implantation of ICDs for the period 2002 to the present. The Company has provided materials responsive to the CID.

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

During the period March 2011 through July 2011, legal counsel for the Company has met on multiple occasions with representatives of DOJ to discuss the investigation and present preliminary findings regarding an internal review of a Company hospital other. These preliminary findings were submitted to DOJ and continue to be discussed by the parties. The Company intends to similarly present and submit findings for its other hospitals under investigation.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed above, the Company has complied with all requests from DOJ for information, is actively engaged in discussions with DOJ regarding the issues involved in the ICD Investigation, and continues the ICD implantations. Pursuant to DOJ’s request, the Company originally entered into a tolling agreement that tolled the statute of limitations for allegations related to ICDs until October 2011. The Company received a request from the DOJ to extend the tolling agreement for one additional year until October 31, 2012. The Company has agreed to the extension and has entered into a one year tolling agreement extension with the DOJ until October 31, 2012. To date, DOJ has not asserted any claims against the Company and the Company expects to continue to have input into the investigation. Because the investigation is in its early stages, however, the Company is unable to evaluate the outcome of the investigations and is unable to reasonably estimate the amounts to be repaid, which may be material upon resolution of the investigations. However, the Company understands that this investigation is being conducted under the False Claims Act which could expose the Company to treble damages should the DOJ’s preliminary analysis of the Company’s hospitals’ ICD claims be substantiated. The Company’s total ICD net revenue is a material component of total net patient revenue and the results of this investigation could have a material effect on the Company’s financial condition, results of operations and cash flows and a material effect on the amount the Company is able to distribute to its stockholders in connection with the proposed liquidation and dissolution.

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

During June 2011 and 2010, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $0.3 million for the MedCath Partners Division, for each respective fiscal year. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of September 30, 2011 and September 30, 2010, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was $0.6 million and $1.3 million, respectively, which is included in other accrued liabilities in the consolidated statement of net assets and balance sheet. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.

In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims is $1.0 million and $3.0 million as of September 30, 2011 and September 30, 2010, respectively, which is included in other accrued liabilities in the consolidated balance sheet. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $0.2 million per plan participant.

Commitments — The Company’s consolidated subsidiary hospital provides guarantees to certain physician groups for funds required to operate and maintain services for the benefit of the hospital’s patients including emergency care and anesthesiology services, among other services. These guarantees extend for the duration of the underlying service agreements. As of September 30, 2011, the maximum potential future payments that the Company could be required to make under these guarantees was $5.7 million through July 2012.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Fair Value Measurements

The Company is required to provide additional disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a non-recurring basis. Non-financial assets and liabilities are not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used and long-lived assets held for sale (including investments in affiliates).

Going Concern Fair values were determined as follows:

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

As described in Note 5, using level 3 inputs, the Company evaluated the discounted cash flows for the buildings, land and equipment at two of the Company’s hospitals. The indicated value at the date of evaluation was $48.7 million which was less than recorded values as of the date of evaluation. Accordingly, the Company recorded an impairment charge of $20.4 million in the 2011 Fiscal Period.

Using level 2 and 3 inputs, the Company evaluated the independent third party market offer and discounted cash flows for the buildings, land and equipment at two of the Company’s hospitals and certain assets held at Corporate. The indicated value at the date of evaluation was $71.5 million which was less than recorded values as of the date of evaluation. Accordingly, the Company recorded an impairment charge of $66.0 million in the year ended September 30, 2010. Using level 3 inputs, the Company evaluated the discounted cash flows for the goodwill at three of the Company’s hospitals. The indicated value at the date of evaluation was $-0- which was less than recorded values as of the date of evaluation. Accordingly, the Company recorded an impairment charge of $17.0 million in the year ended September 30, 2009.

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

The Company’s cash equivalents are measured utilizing Level 1 inputs.

The impairments do not include the costs of closing or selling the hospitals or other future operating costs, which could be substantial.

13.	Income Taxes

The components of income tax expense (benefit) are as follows:

	2011	Year Ended September 30,
	Fiscal Period	2010	2009
Current tax expense (benefit)
Federal	$(30,820)	$(13,066)	$(4,337)
State	(4,815)	(157)	(119)

Total current tax expense (benefit)	(35,635)	(13,223)	(4,456)

Deferred tax expense (benefit)
Federal	16,118	(19,179)	(3,302)
State	2,554	(975)	177

Total deferred tax expense (benefit)	$18,672	$(20,154)	$(3,125)

Total income tax expense (benefit)	$(16,963)	$(33,377)	$(7,581)

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred taxes are as follows:

September 30, 2010
(Going Concern Basis)
Deferred tax liabilities:
Property and equipment	$6,794
Equity investments	2,151
Accrued liabilities	1,060
Gain on sale of partnership units	2,461
Other	—

Total deferred tax liabilities	12,466

Deferred tax assets:
Net operating and economic loss carryforward	$5,118
Basis difference in investment in subsidiaries	15,768
Allowances for doubtful accounts and other reserves	7,396
Accrued liabilities	3,830
Intangibles	2,185
Share based compensation expense	4,623
Management contracts	330
Other	216

Total deferred tax assets	39,466
Valuation allowance	(4,610)

Net deferred tax asset	$22,390

The net deferred tax liability at September 30, 2011 of $0.5 million reflects the differences between the book and tax basis of the net assets in liquidation. Such net liability is comprised of going concern temporary differences and the deferred tax effect of the liquidation basis adjustments. A net deferred tax liability adjustment of $0.2 million was recognized as a result of the adjustments to arrive at net realizable value of assets and settlement amount of liabilities in liquidation.

As of September 30, 2010, the Company had recorded a valuation allowance of $4.6 million primarily related to state net operating loss carryforwards. The valuation allowance decreased by $0.5 million during the 2011 fiscal period due to the expiration of state net operating loss carry forwards.

The Company has state net operating loss carryforwards of $43.2 million that began to expire in 2009.

The differences between the U.S. federal statutory tax rate and the effective rate are as follows.

	2011	Year Ended September 30,
	Fiscal Period	2010	2009
Statutory federal income tax rate	-35.0%	-35.0%	-35.0%
State income taxes, net of federal effect	-2.7%	-3.1%	-2.2%
State valuation allowances on NOLs	-0.7%	2.1%	1.8%
Noncontrolling interest	-3.1%	-0.9%	-4.9%
Goodwill	0.0%	0.0%	15.9%
Other non-deductible expenses and adjustment	1.5%	-0.2%	-0.1%

Effective income tax rate	-40.0%	-37.1%	-24.5%

There are no unrecognized tax benefits as of September 30, 2011 and September 30, 2010.

The Company includes interest related to tax issues as part of interest expense in the consolidated financial statements. The Company records applicable penalties, if any, related to tax issues within the income tax provision. The Company did not have an accrual for interest as of September 30, 2011 or September 30, 2010. The interest impact for the unrecognized tax liabilities was $(0.2) million to the consolidated financial results for fiscal 2010. There were no penalties recorded for the unrecognized tax benefits.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a reconciliation of the Company’s unrecognized tax benefits:

	2011 Fiscal Period	Year Ended September 30,
		2010	2009
Beginning Balance	$—	$519	$1,234
Settlements	—	—	(514)
Reductions for positions of prior years	—	(519)	(201)

Ending Balance	$—	$—	$519

Under the normal three year federal statute of limitations, the Company may be subject to examination by the Internal Revenue Service (“IRS”) back to September 30, 2008. In addition, the Company files income tax returns in multiple states and local jurisdictions. Generally, the Company is subject to state and local audits going back to years ended September 30, 2008. However, due to existing net operating loss carryforwards, the state can audit back to September 30, 1999 in a few significant states.

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

Basic — The calculation of basic earnings per share includes 150,900 and 101,500 of restricted stock units that have vested but as of September 30, 2010 and 2009, respectively, have not been converted into common stock. No restricted stock units vested as of September 30, 2011. See Note 15 as it relates to restricted stock units granted to directors of the Company.

Diluted — The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 745,612; 932,137 and 1,027,387shares of common stock at prices ranging from $9.95 to $33.05, which were outstanding at September 30, 2011, 2010 and 2009, respectively, as well as 694,322 and 552,827 shares of restricted stock which were outstanding at September 30, 2010 and 2009, respectively. There were no shares of restricted stock outstanding as of September 30, 2011. Of the outstanding stock options and restricted stock, 721,800 and 1,580,214 have not been included in the calculation of diluted earnings (loss) per share at September 30, 2011 and 2009, respectively, because the options and restricted stock were anti-dilutive. No options or restricted stock were included in the calculation of diluted earnings per share at September 30, 2010, as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of tax.

15.	Stock Compensation Plans

On July 28, 1998, the Company’s board of directors adopted a stock option plan (the “1998 Stock Option Plan”) under which it may grant incentive stock options and nonqualified stock options to officers and other key employees. Under the 1998 Stock Option Plan, the board of directors may grant option awards and determine the option exercise period, the option exercise price, and other such conditions and restrictions on the grant or exercise of the option as it deems appropriate. The 1998 Stock Option Plan provides that the option exercise price may not be less than the fair value of the common stock as of the date of grant and that the options may not be exercised more than ten years after the date of grant. Options granted during the year ended September 30, 2008 were granted at an option exercise price equal to or greater than fair market value of the underlying stock at the date of the grant and become exercisable on grading and fixed vesting schedules ranging from 4 to 8 years subject to certain performance acceleration features. Effective September 30, 2005, the compensation committee of the board of directors approved a plan to accelerate the vesting of substantially all unvested stock options previously awarded to employees, subject to a Restriction Agreement. No options may be granted under the 1998 Stock Option Plan after July 31, 2008. At September 30, 2011, 254,612 options were outstanding and exercisable under the 1998 Option Plan.

On July 23, 2000, the Company adopted an outside director’s stock option plan (the “Director’s Plan”) under which nonqualified stock options may be granted to non-employee directors. Under the Director’s Plan, grants of 2,000 options were granted to each new director upon becoming a member of the board of directors and grants of 2,000 options were made to each continuing director on October 1, 1999 (the first day of the fiscal year ended September 30, 2000). Effective September 15, 2000, the Director’s Plan was amended to increase the number of options granted for future awards from 2,000 to 3,500. Further, effective September 30, 2007, the Director’s Plan was amended to increase the number of options granted for future awards from 3,500 to 8,000. All options granted under the Director’s Plan through September 30, 2011 have been granted at an exercise price equal to or greater than the fair market value of the underlying stock at the date of the grant. Options are exercisable immediately upon the date of grant and expire ten years from the date of grant. Effective March 5, 2008, the Director’s Plan was amended to increase the maximum number of common stock shares which can be issued under the Director’s Plan to 550,000, of which 21,000 were outstanding and exercisable as of September 30, 2011.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective October 1, 2005, the Company adopted the MedCath Corporation 2006 Stock Option and Award Plan (the “Stock Plan”), which provides for the issuance of stock options, restricted stock and restricted stock units to employees of the Company. The Stock Plan is administered by the compensation committee of the board of directors, who has the authority to select the employees eligible to receive awards. This committee also has the authority under the Stock Plan to determine the types of awards, select the terms and conditions attached to all awards, and, subject to the limitation on individual awards in the Stock Plan, determine the number of shares to be awarded. At September 30, 2011, the maximum number of shares of common stock which can be issued through awards granted under the Stock Plan was 1,750,000 of which 470,000 were outstanding and exercisable as of September 30, 2011.

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

The Company recognized share-based compensation expense for the 2011 Fiscal Period and the fiscal years ended September 30, 2010 and 2009 of $4.3 million, $3.1 million and $2.4 million, respectively. The associated tax benefits related to the compensation expense recognized for the 2011 Fiscal Period and the years ended September 30, 2010 and 2009 was $1.7 million, $1.3 million and $1.0 million, respectively.

No options were granted during the fiscal years ended September 30, 2011 and 2010. The weighted-average grant-date fair value of options granted during the fiscal year ended September 30, 2009 was $9.75. No options were exercised during fiscal 2011 and 2010. The total intrinsic value of options exercised during fiscal 2009 was immaterial. The total intrinsic value of options outstanding at September 30, 2011 was $(5.9) million.

Stock Options

Stock option activity for the Company’s stock compensation plans during the 2011 Fiscal Period and the years ended September 30, 2010 and 2009 was as follows:

	Number of Options	Weighted- Average Exercise Price
Outstanding options, September 30, 2008	1,776,837	$22.15
Granted	82,000	17.46
Exercised	(7,000)	10.95
Cancelled	(824,450)	21.65

Outstanding options, September 30, 2009	1,027,387	$22.25
Cancelled	(95,250)	25.86

Outstanding options, September 30, 2010	932,137	$21.89
Cancelled	(186,525)	23.65

Outstanding options, September 30, 2011	745,612	$21.44

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information for options outstanding and exercisable at September 30, 2011:

Options Outstanding and Exercisable
Range of Prices	Number of Options Outstanding and Exercisable	Weighted- Average Remaining Life (years)	Weighted- Average Exercise Price
9.95 - 15.13	71,312	3.32	$13.42
15.33 - 21.01	49,500	3.44	17.27
21.49 - 21.49	500,000	0.23	21.49
21.66 - 26.46	21,000	3.56	25.04
26.50 - 26.50	63,000	1.07	26.50
27.54 - 29.68	28,300	3.61	29.09
32.44 - 33.05	12,500	5.71	33.00

$ 9.95 - 33.05	745,612	1.12	$21.44

As a result of the payment of a $6.85 per share liquidating dividend on October 13, 2011 (see Note 19), the above exercise prices would be reduced by such dividend accordingly.

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

There were no grants to employees during fiscal 2011. During fiscal 2010 and 2009, the Company granted to employees 401,399 and 599,645 shares of restricted stock, respectively. Restricted stock granted to employees, excluding executives of the Company, vest annually on December 31 over a three year period. Executives of the Company (defined by the Company as vice president or higher) received two equal grants of restricted stock. The first grant vests annually in equal installments on December 31 over a three year period. The second grant vests annually on December 31 over a three year period if certain performance conditions are met. All unvested restricted stock granted to employees became fully vested on September 30, 2011 upon a change in control of the Company as permitted in the Company’s 2006 Stock Option and Award Plan. A change in control occurred on September 30, 2011 as the result of the sale of Hualapai Mountain Medical Center and Louisiana Medical Center and Heart Hospital on that date. The Company’s Board of Directors defined a change in control as the closing of the sale of at least 80% of the Company’s hospital units that existed at the date of the commencement of the strategic options process (March, 2010) and the closing of the sale of Company assets that generated at least 80% of the Company’s earnings before interest, taxes, depreciation and amortization for the fiscal year ended September 30, 2009.

During fiscal 2011, 2010 and 2009, the Company granted 43,200; 89,600 and 101,500 shares of restricted stock units, respectively, to directors. Restricted stock units granted to directors are fully vested at the date of grant and are paid in shares of common stock upon each applicable director’s termination of service on the board. On August 1, 2011, the Board of Directors deemed that an event had occurred which resulted in the payment of shares of common stock on that date. At September 30, 2011 the Company had no unrecognized compensation expense associated with restricted stock awards.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for the Company’s restricted stock issued under the Stock Plan during the years ended September 30, 2011, 2010 and 2009 was as follows:

	Number of Restricted Stock Awards and Units	Weighted- Average Grant Price
Outstanding restricted stock awards and units, September 30, 2008	123,982	$19.28
Granted	701,145	9.00
Vested	(52,106)	20.50
Cancelled	(118,694)	11.19

Outstanding restricted stock awards and units, September 30, 2009	654,327	$9.64
Granted	490,999	7.24
Vested	(181,214)	8.48
Cancelled	(79,827)	8.21

Outstanding restricted stock awards and units, September 30, 2010	884,285	$8.67
Granted	43,200	13.89
Vested	(905,334)	8.95
Cancelled	(22,151)	7.68

Outstanding restricted stock awards and units, September 30, 2011	—	$—

16.	Employee Benefit Plan

The Company has a defined contribution retirement savings plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan allows employees to contribute from 1% to 50% of their annual compensation on a pre-tax basis. The Company, at its discretion, may make an annual contribution of up to 40% of an employee’s pretax contribution, up to a maximum of 6% of compensation. The Company’s contributions to the 401(k) Plan for the 2011 Fiscal Period and the years ended September 30, 2010 and 2009 were $0.8 million, $0.9 million and $0.8 million, respectively. The Company will terminate the 401(k) Plan at some point during the liquidation period based on the number of participants in the plan.

17.	Related Party Transactions

As compensation for the Company’s guarantee of certain unconsolidated affiliate hospitals long term debt, the Company received a debt guarantee fee. Debt guarantee fees recorded in net revenues in the consolidated statement of operations were $0.3 million, $0.4 million and $0.4 million for the 2011 Fiscal Period, and the years ended September 30, 2010 and 2009, respectively. Additionally, the Company receives a management fee from unconsolidated affiliates. Management fees recorded within net revenues in the consolidated statement of operations were $1.3 million, $2.5 million, and $2.5 million for the 2011 Fiscal Period and the years ended September 30, 2010 and 2009, respectively. At September 30, 2011 and 2010, the Company had $0.5 million and $1.3 million of outstanding fees, respectively, primarily related to management, insurance and legal fees charged to unconsolidated affiliates, see Note 8 for further discussion regarding unconsolidated affiliates of the Company.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Summary of Quarterly Financial Data (Unaudited)

Summarized quarterly financial results were as follows:

	Year Ended September 30, 2011
	First Quarter	Second Quarter (*)	Third Quarter (*)	Fourth Quarter (A)
Net revenue	$38,840	$43,899	$42,080	$42,482
Operating expenses	47,858	68,906	49,360	58,003
Loss from operations	(9,018)	(25,007)	(7,280)	(15,521)
Income (loss) from continuing operations, net of taxes	3,470	(16,135)	(4,994)	(11,518)
Income from discontinued operations, net of taxes	33,569	2,640	17,325	42,279

Net income (loss)	$37,039	$(13,495)	$12,331	$30,761

(Loss) earnings per share, basic
Continuing operations	$0.17	$(0.80)	$(0.25)	$(0.57)
Discontinued operations	1.69	0.13	0.86	2.09

(Loss) earnings per share, basic	$1.86	$(0.67)	$(0.61)	$1.52

(Loss) earnings per share, diluted
Continuing operations	$0.17	$(0.80)	$(0.25)	$(0.57)
Discontinued operations	1.69	0.13	0.86	2.09

(Loss) earnings per share, diluted	$1.86	$(0.67)	$(0.61)	$1.52

Weighted average number of shares, basic	19,943	20,208	20,245	20,216
Dilutive effect of stock options and restricted stock	4	—	7	6

Weighted average number of shares, diluted	19,947	20,208	20,252	20,222

(A)	The fourth quarter of fiscal 2011 includes the period July 1, 2011 through September 22, 2011, the date that liquidation basis of accounting was adopted.
(*)	The second and third quarters of fiscal 2011 includes $19.6 million and $0.8 million, respectively, impairment of property and equipment as discussed in Note 5.

As a result of the classification of certain businesses as discontinued operations as discussed in Note 4, the Company has recast the presentation of the results of such businesses for all periods as compared to the presentation in the respective quarterly report as filed on Form 10-Q. In fiscal year 2011, this resulted in (i) a reduction in revenues of $50,060 in the first quarter, $53,264 in the second quarter and $49,759 in the third quarter; (ii) a reduction in operating expenses of $42,623 in the first quarter, $45,347 in the second quarter and $45,402 in the third quarter; (iii) an increase in loss from operations of $7,437 in the first quarter, an increase of $7,917 in the second quarter and an increase of $4,357 in the third quarter; (iv) a decrease in income from continuing operations, net of taxes of $3,692 in the first quarter, an increase in loss from continuing operations, net of taxes of $3,794 in the second quarter and an increase in loss of $1,906 in the third quarter; and (v) an increase in income from discontinued operations, net of taxes of $3,692 in the first quarter, an increase in income of $3,794 in the second quarter and an increase in income of $1,906 in the third quarter.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2010
	First Quarter	Second Quarter (*)	Third Quarter (*)	Fourth Quarter (*)
Net revenue	$38,846	$43,822	$42,328	$41,414
Operating expenses	45,707	63,493	70,993	76,269
Income (loss) from operations	(6,861)	(19,671)	(28,665)	(34,855)
(Loss) income from continuing operations, net of taxes	(4,413)	(13,321)	(17,692)	(26,417)
Income (loss) from discontinued operations, net of taxes	1,757	2,112	4,876	4,727

Net income (loss)	$(2,656)	$(11,209)	$(12,816)	$(21,690)

Earnings (loss) per share, basic
Continuing operations	$(0.22)	$(0.68)	$(0.89)	$(1.33)
Discontinued operations	0.09	0.11	0.25	0.24

Earnings (loss) per share, basic	$(0.13)	$(0.57)	$(0.64)	$(1.09)

Earnings (loss) per share, diluted
Continuing operations	$(0.22)	$(0.68)	$(0.89)	$(1.33)
Discontinued operations	0.09	0.11	0.25	0.24

Earnings (loss) per share, diluted	$(0.13)	$(0.57)	$(0.64)	$(1.09)

Weighted average number of shares, basic	19,743	19,829	19,897	19,898
Dilutive effect of stock options and restricted stock	—	—	—	—

Weighted average number of shares, diluted	19,743	19,829	19,897	19,898

(*)	The second, third and fourth quarters of fiscal 2010 includes $14.7 million, $22.8 million and $29.3 million, respectively, impairment of property and equipment as discussed in Note 5.

As a result of the classification of certain businesses as discontinued operations as discussed in Note 4, the Company has recast the presentation of the results of such businesses for all periods as compared to the presentation in the respective quarterly report as filed on Form 10-Q for fiscal 2011. In fiscal year 2010, this resulted in (i) a reduction in revenues of $48,984 in the first quarter, $52,955 in the second quarter, $50,811 in the third quarter and $52,447 in the fourth quarter; (ii) a reduction in operating expenses of $44,786 in the first quarter, $46,220 in the second quarter, $44,567 in the third quarter and $45,679 in the fourth quarter; (iii) an increase in loss from operations of $4,198 in the first quarter, an increase of $6,735 in the second quarter, an increase of $6,244 in the third quarter and an increase of $6,768 in the fourth quarter; (iv) an increase in loss from continuing operations, net of taxes of $2,511 in the first quarter, an increase in loss of $4,351 in the second quarter, an increase in loss of $2,869 in the third quarter and an increase in loss of $3,080 in the fourth quarter; and (v) an increase in income from discontinued operations, net of taxes of $2,511 in the first quarter, an increase in income of $4,351 in the second quarter and an increase in income of $2,869 in the third quarter and an increase in income of $3,080 in the fourth quarter.

19.	Equity Transactions

Liquidating Distribution

On September 22, 2011, the Board of Directors of MedCath approved a cash distribution equal to $6.85 per share, which was paid on October 13, 2011 to stockholders of record on October 6, 2011. As a result, the Company has accrued a dividend payable of $139.4 million as of September 22, 2011.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

By adopting the Plan, the Board is seeking to preserve for the Company’s stockholders the value or availability of certain of the Company’s tax attributes (the “Tax Attributes”). The Company currently has Tax Attributes which may entitle the Company to either reduce income taxes that may otherwise become due or to seek a refund of income taxes due with respect to the Company’s future tax years totaling up to as much as $8.0 million of tax reductions. These Tax Attributes may be materially reduced or eliminated by a “change of ownership” of the Company under Section 382 of the Internal Revenue Code (a “change of ownership”). If a change of ownership were to occur, the actual amount of Tax Attributes that could be materially reduced or eliminated would depend upon various factors, which among others include: (i) when the change of ownership occurred, (ii) the order in which certain hospitals owned by the Company are sold, (iii) the final sale price of certain hospitals owned by the Company and (iv) the timing of the liquidation of certain of the Company’s subsidiary limited liability companies or limited partnerships which have already sold their hospitals. Generally, a change of ownership will occur if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last change of ownership experienced by the Company.

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

Treasury Stock

During fiscal 2007, the board of directors approved a stock repurchase program of up to $59.0 million. The Company repurchased 1,885,461 shares of common stock, with a total cost of $44.4 million under this program. There were no repurchases of common stock during the 2011 Fiscal Period or the fiscal years ended September 30, 2010 and 2009.

20.	Supplemental Cash Flow Disclosures

Supplemental disclosures of cash flow information for the 2011 Fiscal Period and the years ended September 30, 2010 and 2009 are as follows:

	2011 Fiscal Period	Year Ended September 30,
		2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$1,317	$2,913	$5,112
Income taxes paid	$14,426	$634	$6,212
Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$—	$917	$137
Accrued capital expenditures	$104	$2,989	$5,322
Subsidiary stock issued in exchange for services at fair market value	$—	$185	$—

21.	Subsequent Events

Effective November 30, 2011, the Company sold its ownership interests in Harlingen Medical Center and HMC Realty, LLC to Prime Healthcare Services. The transaction valued MedCath’s combined ownership interests in Harlingen Medical Center and HMC Realty, LLC at $9.0 million. The Company believes the net proceeds from the transaction will be approximately $0.3 million, net after tax.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The President and Chief Executive Officer and the Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s internal control over financial reporting was effective as of September 30, 2011 based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MedCath Corporation

Charlotte, North Carolina

We have audited the internal control over financial reporting of MedCath Corporation and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of net assets in liquidation of the Company as of September 30, 2011, the related consolidated statement of changes in net assets in liquidation for the period from September 23, 2011 to September 30, 2011, and the consolidated statements of operations, stockholders’ equity, and cash flows for the period from October 1, 2010 to September 22, 2011, and our report dated December 14, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its basis of accounting from the going concern basis to the liquidation basis effective September 22, 2011.

DELOITTE & TOUCHE LLP

Raleigh, North Carolina

December 14, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to directors is incorporated by reference to information provided under the headings “Election of Directors,” “Corporate Governance,” “Other Matters-Section 16(a) Beneficial Ownership Compliance”, “Accounting and Audit Matters-Audit Committee Financial Expert”, “Executive Compensation and Other Information”, and elsewhere in the Company’s proxy statement to be filed with the Commission hereafter in connection with the Annual Meeting of Stockholders of the Company scheduled to be in 2012 (the “2012 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to information provided under the headings “Executive Compensation and Other Information” and “Corporate Governance-Compensation of Directors” and elsewhere in the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Information-Equity Compensation Plan Information” and elsewhere in the 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to information provided under the heading “Certain Transactions” and elsewhere in the 2012 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to information provided under the heading “Accounting and Audit Matters” and elsewhere in the 2012 Proxy Statement.

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

(3) The following list of exhibits includes both exhibits submitted with this report and those incorporated by reference to other filings:

Exhibit No.		Description
2.1	—	Asset Purchase Agreement By and Between Heart Hospital of DTO, LLC and Good Samaritan Hospital(14)
2.2	—	Assignment and Assumption Agreement by and between MedCath Partners, LLC, Cape Cod Cardiac Cath, Inc., Cape Cod Hospital, and Cape Cod Cardiology Services, LLC. (15)
2.3	—	Asset Purchase Agreement by and among Sun City Cardiac Center Associates, Sun City Cardiac Center, Inc., MedCath Partners, LLC, MedCath Incorporated, and Banner Health(17)
2.4	—	Asset Purchase Agreement made and entered into as of August 6, 2010 by and between VHS Of Phoenix, Inc., dba Phoenix Baptist Hospital, and Arizona Heart Hospital, LLC(21)
2.5	—	Equity Purchase Agreement by and between Avera McKennan as Buyer and SFHM, Inc. as Seller dated as of August 27, 2010(19)

Exhibit No.		Description
2.6	—	Asset Purchase Agreement made and entered into as of February 16, 2010 by and between St. David’s Healthcare Partnership, L.P., LLP, and Heart Hospital IV, L.P.(20)
2.7	—	Membership Interest Purchase Agreement effective as of November 1, 2010 by and among Southwest Arizona Heart and Vascular Center, LLC and MedCath Partners, LLC(23)
2.8	—	Amendment to the Asset Purchase Agreement dated as of October 29, 2010 by and between Methodist Healthcare System of San Antonio, LTD., L.L.P. and Heart Hospital of San Antonio, LP(23)
2.9	—	Equity Purchase Agreement dated as of May 6, 2011 by and among AR-Med, LLC, Little Rock Cardiology Clinic, P.A., MedCath of Little Rock, L.L.C., MedCath of Arkansas and MedCath Finance Company, LLC(24)
2.10	—	Asset Purchase Agreement dated as of August 26, 2011 by and among Kingman Hospital, Inc., DBA Kingman Regional Medical Center, Hualapai Mountain Medical Center, LLC and MedCath Incorporated(25)
2.11	—	Debt and Equity Purchase Agreement dated September 30, 2011 by and Among CCG of Louisiana, LLC, Louisiana Hospital Management, LLC and MedCath Finance Company, LLC.(26)
2.12	—	Promissory Note dated September 30, 2011 between CCG of Louisiana and MedCath Finance Company, LLC.(26)
2.13	—	Security Agreement dated as of September 30, 2011 by and among CCG of Louisiana, LLC, and MedCath Finance Company, LLC.(26
3 .1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation(1)
3 .2	—	Amended and Restated Bylaws of MedCath Corporation(21)
3 .3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on June 15, 2011(22)
4.1	—	Specimen common stock certificate(1)
4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)
4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)
4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P. and the several stockholders parties thereto (the Registration Rights Agreement)(1)
4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)
4.6	—	Amended and Restated Credit Agreement, dated as of November 10, 2008, among MedCath Corporation, as a parent guarantor, MedCath Holdings Corp., as the borrower, certain of the subsidiaries of MedCath Corporation party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time.(13)
4.7	—	Collateral Agreement, dated as of July 7, 2004, by and among MedCath Corporation, MedCath Holdings Corp., the Subsidiary Guarantors, as identified on the signature pages thereto and any Additional Grantor (as defined therein) who may become party to the Collateral Agreement, in favor of Bank of America, N.A., as administrative agent for the ratable benefit of the banks and other financial institutions from time to time parties to the Credit Agreement, dated as of July 7, 2004, by and among the MedCath Corporation, MedCath Holdings Corp. and the lenders party thereto(7)
4.8	—	First Amendment dated as of August 13, 2010 to the Amended and Restated Credit Agreement dated as of November 10, 2008, among MedCath, MedCath Holdings Corp., as borrower, certain of the subsidiaries of MedCath party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time(18)
4.9	—	Section 382 Rights Plan, dated as of June 15, 2011, between MedCath Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MedCath Corporation; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of MedCath Corporation(22)
10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(5)
10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(5)
10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(5)
10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)
10.5	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(5)
10.6	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(5)
10.7	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)
10.8	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(5)

Exhibit No.		Description
10.9	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(5)
10.10	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(5)
10.11	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)
10.12	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)
10.13	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)
10.14	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(5)
10.15	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(5)
10.16	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the Dayton Operating Agreement)(6)(5)
10.17	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(5)
10.18	—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(5)
10.19	—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)
10.20	—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(5)
10.21	—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(5)
10.22	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(5)
10.23	—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(5)
10.24	—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(5)
10.25	—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(5)
10.26	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(5)
10.27	—	Put/Call Agreement dated as of August 20, 2010 by and among San Antonio Hospital Management, Inc., San Antonio Holdings, Inc., MedCath Incorporated, S.A.H.H. Hospital Management, LLC, and S.A.H.H. Investment Group, Ltd. and S.A.H.H. Management Company, LLC.(21)
10.28	—	Operating Agreement of Doctors Community Hospital, LLC effective as of March 15, 2007(21)
10.29	—	Call Agreement dated as of October 4, 2010 by and amount Hualapai Mountain Medical Center Management, Inc. and the undersigned Investor Members of Hualapai Mountain Medical Center, LLC.(21)
10.30*	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)
10.31*	—	Outside Directors’ Stock Option Plan(1)
10.32*	—	Amended and Restated Directors Option Plan(4)
10.33	—	Form of Heart Hospital Management Services Agreement(1)
10.34*	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Joan McCanless(8)
10.35	—	Sample Agreement to Accelerate Vesting of Stock Options and Restrict Sale of Related Stock Effective September 30, 2005(8)
10.36	—	Guaranty made as of December 28, 2005 by MedCath Corporation and Harlingen Medical Center Limited Partnership in favor of HCPI Mortgage Corp.(9)
10.37*	—	Employment agreement dated February 21, 2006, by and between MedCath Corporation and O. Edwin French(10)
10.38*	—	MedCath Corporation 2006 Stock Option and Award Plan effective March 1, 2006 (12)
10.39	—	Consulting agreement effective August 4, 2006 by and between MedCath Incorporated and SSB Solutions(11)
10.40*	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Joan McCanless dated September 1, 2006(12)
10.41*	—	First Amendment to the February 21, 2006 Employment Agreement by and between MedCath Corporation and O. Edwin French dated September 1, 2006(12)
10.42	—	Operating Agreement of HMC Management Company, LLC, effective as of June 29, 2007(5)(28)
10.43	—	Amended and Restated Operating Agreement of Coastal Carolina Heart, LLC, effective as of July 1, 2007(5)(28)
10.44	—	Amended and Restated Limited Partnership Agreement of Harlingen Medical Center, Limited Partnership, effective as of July 10, 2007(5)(28)
10.45	—	Amended and Restated Operating Agreement of HMC Realty, LLC, effective as of July 10, 2007(5)(28)
10.46*	—	Amendment to Amended and Restated Outside Directors’ Stock Option Plan(14)
10.47*	—	Employment Agreement dated June 23, 2008 by and between MedCath Corporation and David Bussone(16)
10.48*	—	Employment, Confidentiality and Non-Compete Agreement by and between MedCath Incorporated and James A Parker (Effective Date February 18, 2001)(21)

Exhibit No.		Description
10.49*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement (Effective Date February 18, 2001) dated August 14, 2009 by and between MedCath Corporation and James A. Parker(16)
10.50*	—	Amendment to Employment Agreement dated and effective December 30, 2010 by and between MedCath Corporation and O. Edwin French(27)
10.51*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement dated April 29, 2010 by and between MedCath Corporation and James A. Parker(27)
10.52*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement dated and effective December 30, 2010 by and between MedCath Corporation and James A. Parker(27)
10.53*	—	Employment, Confidentiality and Non-Compete Agreement effective October 29, 2009 by and between MedCath Incorporated and Daniel Perritt(27)
10.54*	—	Form of Indemnification Agreement entered into by MedCath with each of its directors and officers(27)
10.55*	—	Release and Separation Agreement dated as of November 11, 2010 by and between David Bussone and MedCath Corporation(27)
10.56*	—	Termination and Release Agreement dated as of September 14, 2011 by and between James A. Parker and MedCath Corporation
10.57*	—	Termination and Release Agreement dated as of September 14, 2011 by and between Joan McCanless and MedCath Corporation
10.58*	—	Employment Agreement dated as of September 14, 2011, but effective September 23, 2011 by and between Lora Ramsey and MedCath Corporation
21.1	—	List of Subsidiaries
23.1	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or agreement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-119170).

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 14, 2008.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed January 5, 2009

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 17, 2009

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 1, 2009

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 19, 2010

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 1, 2010

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(21)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2010

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 16, 2011

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 4, 2010

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed May 12, 2011

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 1, 2011

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 6, 2011

(27)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010
(28)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedCath Corporation

By: /s/ James A. Parker

James A. Parker

President, Chief Executive Officer

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James A. Parker James A. Parker	President and Chief Executive Officer (principal executive officer)	December 14, 2011

/s/ Lora Ramsey Lora Ramsey	Vice President and Chief Financial Officer (principal accounting and financial officer)	December 14, 2011

/s/ Pamela G. Bailey Pamela G. Bailey	Director	December 14, 2011

/s/ Woodrin Grossman Woodrin Grossman	Director	December 14, 2011

/s/ Robert S. McCoy, Jr. Robert S. McCoy, Jr.	Director	December 14, 2011

/s/ James A. Deal James A. Deal	Director	December 14, 2011

/s/ Jacque J. Sokolov, Md Jacque J. Sokolov, Md	Director	December 14, 2011

/s/ John T. Casey John T. Casey	Director	December 14, 2011