Form 10-K/A
period 2011-09-30
MEDCATH CORP
filed 2012-01-30
CIK 1139463

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of January 27, 2012 there were 20,350,470 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 31, 2011 was approximately $283.8 million (computed by reference to the closing sales price of such stock on the Nasdaq Global Select Market® on such date).

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Original Filing”) of MedCath Corporation (the “Company,” “we” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 14, 2011. We are filing this Amendment to include information required by Part III that was not included in the Original Filing because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2011. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted and replaced by the reference above. In addition, the number of shares outstanding of each class of our common stock is provided as of the latest practicable date. No other changes have been made to the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and Item 15 of the Original Filing have been amended and restated in their entirety. This Amendment does not reflect events occurring after the filing of the Original Filing, does not update disclosures contained in the Original Filing and does not modify or amend the Original Filing except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Board of Directors of the Registrant

Set forth below are the names of the persons who were directors of the Company as of September 30, 2011 and their ages and respective business backgrounds as of the date of this filing. Each of the directors continues to serve as a director of the Company as of the date of this filing and each of them will hold office until the Company’s next annual meeting of stockholders or until his or her successor has been duly elected and qualified or his or her earlier resignation or removal.

Robert S. McCoy, Jr., 73, has been a director since October 2003. Prior to his retirement in August 2003, he served as vice chairman of Wachovia Corporation (“Wachovia”) and co-chaired the effort to integrate Wachovia and First Union Corporation after their merger in September 2001. Prior to the merger, he served as vice chairman and chief financial officer of Wachovia. Mr. McCoy had been with Wachovia since its 1991 acquisition of South Carolina National Corporation, where he served as president. Prior to that, he was a partner with Price Waterhouse (now PricewaterhouseCoopers). Mr. McCoy serves as a director of Krispy Kreme Doughnuts, Inc., a retailer and wholesaler of doughnuts and packaged sweets, and Web.com Group, Inc., a provider of website building tools and internet marketing. Mr. McCoy brings to Medcath extensive leadership, risk-management, and financial experience gained in his 50-year business experience as an accountant, chief financial officer of two public bank holding companies, and director of three public companies. Mr. McCoy’s experience in the financial services industry and roles involving integration, risk-management, finance, accounting matters, and preparation of financial statements serve as the foundation for Mr. McCoy’s contribution to the Board. Mr. McCoy’s financial and accounting expertise is invaluable in his roles on the Board and as the Chairman of Medcath’s Audit Committee. Mr. McCoy qualifies as an “audit committee financial expert” under Securities and Exchange Commission (“SEC”) rules and regulations.

James A. Deal, 62, was named a director in August 2009. Mr. Deal has served as Chief Executive Officer of Hospice Compassus, a provider of hospice care, since July 2006. During 2006, Mr. Deal served as Chairman of INSPIRIS (Inspired Care for the Frail Elderly) and, from November 2001 to December 2005, Mr. Deal served as Chairman and Chief Executive Officer of INSPIRIS. From September 1998 to June 2001, Mr. Deal served as President, Chief Executive Officer and a director of Center for Diagnostic Imaging, Inc., a national network of outpatient diagnostic imaging centers. Mr. Deal served as Executive Vice President of Healthways, Inc. from January 1991 to August 1998, and as President of Diabetes Treatment Centers of America, Inc., a Healthways subsidiary, from 1985 to August 1998. Mr. Deal has served on the board of directors for AmSurg Corp. since 1992, chairing the audit committee since 1999, and previously spent three years on the board of the Pediatric Nursing Services of America. Mr. Deal earned a Master of Public Administration in Health Services Administration from the University of Arizona and a Bachelor of Business in Economics from Western Illinois University. Mr. Deal’s qualifications to serve on our board include over 30 years in the healthcare industry, including as a senior executive and Chief Executive Officer of multi-site healthcare services companies. He has executive experience in finance and accounting, management, operations and strategic planning.

Woodrin Grossman, 67, has been a director since April 2008. Mr. Grossman served as partner and health care practice leader of PricewaterhouseCoopers LLP, before retiring in June 2005 after 37 years with the firm. While with PricewaterhouseCoopers LLP, he also served as the audit partner for audits of Fortune 500 and other companies. Mr. Grossman later served as Senior Vice President-Strategy and Development of Odyssey HealthCare Inc. from January 2006 to December 2007. He currently serves on the board of IPC The Hospitalist Company, Inc. Mr. Grossman holds an MBA from the University of Pennsylvania’s Wharton School and a bachelor’s degree in economics from Moravian College. Mr. Grossman’s qualifications to serve on our board include his experience as a partner and practice leader at a large international public accounting firm providing auditing and consulting services to multi-state healthcare companies, his experience as a senior executive responsible for strategy and development for a public healthcare services company and his experience serving on the boards of directors of other public and private healthcare companies, together with his deep understanding of healthcare finance, accounting and auditing.

John T. Casey, 66, has served as Chairman of MedCath’s Board of Directors since September 2003 and as a director since May 2000. From September 3, 2003 to February 21, 2006 he also served as President and Chief Executive Officer of MedCath. Mr. Casey continued to be employed by the Company through August 21, 2006, when he became non-executive Chairman of the Board. From 1997 to 1999, Mr. Casey served as chairman and chief executive officer of Physician Reliance Network, Inc., a publicly traded company that was, prior to its merger with US Oncology, Inc., the largest oncology practice management company in the United States. From 1995 to 1997, Mr. Casey was the chief executive officer of Intecare, LLC, a company formed for the purpose of developing joint venture partnerships with hospitals and integrated healthcare systems. From 1991 to 1995, he served as president and chief operating officer of American Medical International, which, at that time, was the third largest publicly held owner and operator of hospitals in the country. In 1995, American Medical merged with National Medical Enterprises to create Tenet Healthcare Corporation, where Mr. Casey served as vice-chairman until 1997. Mr. Casey served as a director of Eclipsys Corp (ECLP: Nasdaq) from 2008 until it was sold in September 2010. Mr. Casey’s qualifications to serve on our board include extensive executive experience leading major not-for-profit and for-profit provider type health service organizations for almost 40 years, and extensive experience serving as director of several publicly owned health service companies during the past 20 years, including membership/chairmanship of audit, compensation and nominating/governance committees of same companies.

Pamela G. Bailey, 63, has been a director since April 2008. Mrs. Bailey currently serves as President and Chief Executive Officer of The Grocery Manufacturers Association (GMA), a Washington, D.C. based trade association. From April 2005 until January 2009, she was President and Chief Executive Officer of the Personal Care Products Council. Mrs. Bailey served as President and Chief Executive Officer of the Advanced Medical Technology Association, the world’s largest association representing the medical technology industry, from June 1999 to April 2005. From 1970 to 1999, she served in the White House, the Department of Health and Human Services (“HHS”) and other public and private organizations with responsibilities for health care public policy. Mrs. Bailey also serves as a director of Greatbatch, Inc. a developer and manufacturer of critical products used in medical devices for the cardiac rhythm management, neuromodulation, vascular, orthopedic and interventional care radiology markets. Mrs. Bailey’s qualifications to serve on our board include over 30 years of health care public policy experience both in the public and private sectors. In addition, Mrs. Bailey has served as a Presidential appointee at HHS, in the White House for three US Presidents and as CEO of three health care trade associations, including as CEO of AdvaMed, the medical technology trade association, from 1999-2005.

Jacque J. Sokolov, 57, has been a director since March 2004. From 1987-1992, Dr. Sokolov served as the Vice President of Healthcare for Southern California Edison (NYSE:EIX). In 1992 Dr. Sokolov became CEO of Advanced Health Plans Inc. which was acquired in 1994 by Coastal Physicians Group Inc. From 1994-1997, Dr. Sokolov served as Chairman of the Board of the Board of Directors, Chairman of the Executive Committee, and Chairman of the Management Action Committee of Coastal Physician Group, Inc. (NYSE:ERDR), which later became PhyAmerica Physician Group, Inc. (NYSE:PHY). In 2002, PhyAmerica was party to the bankruptcy of NCFE (National Century Financial Enterprises) during which Dr. Sokolov served as Chairman of the Creditor Committee. Currently, Dr. Sokolov is the Chairman and Chief Executive Officer of SSB Solutions, Inc. (since 1998), a national healthcare management, development and investment firm. In addition, he is Chairman and Chief Executive Officer (since 2011) of Healthcare Community Development Group, LLC, a nationally certified CDE for New Market Tax Credits. Dr. Sokolov also serves as a director of Hospira, Inc. (NYSE:HSP). As a director of Hospira, he was the founding Chairman of the Science, Technology and Quality Committee and a member of the Audit Committee. He currently serves as a member of the Compensation Committee and the Science, Technology and Quality Committee. Dr. Sokolov also serves as a director for the National Health Foundation, Phoenix Children’s Hospital, and White House Health Project. He previously served as a director of the American College of Medical Quality (ACMQ) and the National Business Group on Health (formerly WBGH). Dr. Sokolov’s qualifications to serve on our board include over 17 years of public company Board experience in three separate public companies including service in the following positions: Chairman of the Board, Chairman of the Executive Committee, Chairman of the Science, Technology and Quality Committee, and Chairman of the Quality and Compliance Committee. He is currently serving as the Chairman of our Quality and Compliance Committee and has been a member of that committee since 2004. Professionally, Dr. Sokolov has strong management experience in the healthcare field holding the titles of Chief Executive Officer and senior corporate officer for multiple healthcare companies during this 20+ year career. Dr. Sokolov has worked extensively with physicians, physician organizations, hospitals/health systems, health plans, and pharmaceutical and medical device companies. This experience and his understanding of clinical/business models of healthcare make Dr. Sokolov well qualified to serve on the board.

Board of Director Committees

Bailey, Casey and McCoy currently serve as members of the compensation committee of the board of directors (the “compensation committee”). The compensation committee determines the amount and type of compensation paid to senior management, establishes and reviews general policies relating to compensation and benefits of employees, and administers the Company’s equity award plans. The compensation committee held four scheduled meetings and seven additional meetings during fiscal 2011. The compensation committee does not operate pursuant to a written charter.

McCoy, Grossman and Deal currently serve as members of the audit committee of the board of directors (the “audit committee”). The audit committee oversees the accounting and financial reporting processes of the Company and independent audits of its financial statements. The audit committee held four scheduled quarterly meetings and nine additional meetings during fiscal 2011. The audit committee operates pursuant to a written charter, a copy of which was filed as Appendix A to our Proxy Statement filed January 29, 2009. We do not post board committee charters on our website.

Sokolov and Bailey currently serve as members of the compliance committee of the board of directors (the “compliance committee”). The compliance committee oversees the implementation of the Company’s compliance program, which seeks to ensure that the Company’s operations at all levels and are conducted in compliance with applicable federal and state laws regarding both public and private healthcare programs. The compliance committee held three scheduled meetings and four additional meetings during fiscal 2011. The compliance committee does not operate pursuant to a written charter.

McCoy, Casey, and Grossman currently serve as members of the corporate governance and nominating committee of the board of directors (the “nominating committee”). The board of directors has delegated to the nominating committee the authority to nominate individuals for election to the board of directors and to consider nominations submitted by stockholders who comply with the notice procedures provided under the Company’s bylaws. The corporate governance and nominating committee did not hold any meetings during fiscal 2011. The nominating committee operates pursuant to a written charter. We do not post board committee charters on our website.

Grossman, McCoy, Casey, Sokolov and Deal serve as members of the strategic options committee. Mr. Grossman serves as the chairman of this committee. The strategic options committee was formed by the Company’s Board of Directors during fiscal 2010 to oversee the Company’s strategic options process. The strategic options committee held 26 meetings during fiscal 2011. The strategic options committee does not operate pursuant to a written charter.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of September 30, 2011 and the date of this filing. Our executive officers are appointed by and serve at the discretion of the Board of Directors of MedCath.

Name	Age	Position
James A. Parker	47	President and Chief Executive Officer
Lora Ramsey	42	Senior Vice President and Chief Financial Officer
Joan McCanless	59	Senior Vice President and Chief Clinical and Compliance Officer
Paul Daniel Perritt	53	Senior Vice President, Hospital Operations

James A. Parker was appointed President and Chief Executive Officer on September 23, 2011. Mr. Parker previously served as Executive Vice President and Chief Financial Officer from September 2009 until September 2011. Mr. Parker served as the Company’s Senior Vice President, Finance and Development and Interim Chief Financial Officer from June 2009 to September 2009. Prior to that time, Mr. Parker served as the Company’s Interim Chief Financial Officer from January- June 2009 and as Vice President, Treasurer and Director of Investor Relations since joining MedCath in March 2001. Prior to MedCath, Mr. Parker served in various positions with Bank of America. His tenure at Bank of America began in 1987 and culminated in his position as a high yield bond research analyst with responsibility for coverage of the health care industry at Banc of America Securities. Mr. Parker received his bachelor’s degree from the University of Georgia and his Master’s of Business Administration from Wake Forest University’s Babcock School of Management.

Lora Ramsey was appointed Senior Vice President and Chief Financial Officer on September 23, 2011. Mrs. Ramsey served as MedCath’s Vice President, Controller and Principal Accounting Officer since September 2006. From December 2001 until April 2006, Mrs. Ramsey served as Vice President and Corporate Controller of Datastream Systems, Inc. Datastream was a publicly traded company providing enterprise asset management software and services until it was acquired in April 2006 by Infor Global Solutions. From December 1996 to December 2001, she was a senior manager with KPMG, LLP and a senior accountant from 1994 to 1996 for McGladrey & Pullen, LLP. Mrs. Ramsey is a certified public accountant and received her Bachelor’s of Business Administration degree from Appalachian State University.

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

Paul Daniel Perritt joined MedCath as Senior Vice President, Finance Hospital Operations in December 2009. Prior to joining MedCath, Mr. Perritt served as the Las Vegas market chief financial officer for Hospital Corporation of America (“HCA”) from 2005 until 2009. The Las Vegas market had four hospitals, including a children’s hospital, with over $1 billion in annual net revenue. Prior to serving in this position in Las Vegas, he was the senior vice president of finance at Riverside Community Hospital (an HCA hospital) which was a 320 bed tertiary hospital in California from 2000 to 2005. Prior to HCA, he served as chief financial officer for several non-profit hospitals in California (Anaheim Memorial Hospital, an affiliate of Memorial Health System from 1996 to 2000 and Holy Cross Medical Center, an affiliate of Holy Cross Health System). Mr. Perritt received his bachelor’s degree from the University of Akron and his Master’s of Business Administration from Pepperdine University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and certain officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission, various reports as to ownership and change in ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, certain officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes in ownership of our capital stock during 2011 were timely filed with the Commission.

Code of Ethics for Directors and Financial Professionals

The board of directors has adopted a Code of Ethics for Directors and Financial Professionals (the “Ethics Code”) that meets the criteria for a code of ethics established by regulations promulgated by the SEC. The Ethics Code applies to each of the Company’s directors, including its chairman, and the Company’s chief executive officer, chief operating officer, chief financial officer, principal accounting officer and controller, treasurer, hospital chief financial officers, and any other employee designated by our chief financial officer who has significant responsibility for preparing or overseeing the preparation of the Company’s financial statements and the other financial data included in the Company’s periodic reports to the SEC and in other public communications made by the Company. The Company will provide a copy of the Ethics Code upon request to any person without charge. Such requests should be submitted in writing to the Secretary of the Company at the Company’s principal executive offices. In the event of an amendment to or waiver from a provision of the Ethics Code, the Company intends to post such information on its website at www.medcath.com. The information on our website is not a part of this Annual Report on Form 10-K/A.

Audit Committee Financial Expert

The board of directors has determined Robert S. McCoy, Jr., the chairman of the audit committee, to be “independent” under the applicable NASDAQ listing standards and the rules and regulations promulgated by the SEC and an “audit committee financial expert” as defined by rules and regulations promulgated by the SEC.

Report of the Audit Committee

The following is the report of the audit committee of the board of directors with respect to the Company’s audited financial statements for the fiscal year ended September 30, 2011.

The audit committee is governed by the Amended and Restated Audit Committee Charter adopted by the Company’s board of directors, a copy of which was attached as Appendix A to the Company’s Proxy Statement filed on January 29, 2009. Each member of the audit committee qualifies as an “independent” director under the applicable listing standards of the NASDAQ and regulations promulgated by the SEC.

The audit committee has reviewed and discussed the Company’s audited financial statements with management. As a part of this oversight, the audit committee reviewed and discussed with management its assessment and report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, which was made using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. The audit committee also reviewed and discussed with Deloitte & Touche LLP its attestation report on the Company’s internal control over financial reporting. These reports are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The audit committee has also discussed with Deloitte & Touche LLP the matters required to be communicated to those charged with governance by SAS No. 114 (AICPA, Professional Standards, Vol. 1 AU Section 380), as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and the matters required to be discussed pursuant to SEC Regulation S-X Rule 2.07. The audit committee has also received written disclosures and the letter from Deloitte & Touche LLP required by applicable requirements of the PCAOB regarding Deloitte & Touche LLP’s communications with the audit committee concerning independence and has discussed Deloitte & Touche LLP’s independence with representatives of Deloitte & Touche LLP.

Based upon the review and discussions referred to above, the audit committee recommended to the board of directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for filing with the Securities and Exchange Commission.

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

The board of director and committee fees for fiscal 2011 are outlined below:

	Board of Directors	Audit Committee	Compensation Committee	Compliance Committee	Strategic Options Committee	Governance Committee
Annual Retainer—Member	$30,000	$—	$—	$—		$—
Annual Retainer—Chairman	$80,000	$35,000	$35,000	$25,000	$180,000	$—
Meeting	$1,500	$1,500	$1,500	$1,500	$1,500	$1,500

The compensation committee reviews and makes recommendations to the Board regarding director compensation. The compensation committee may from time to time seek the input of an independent compensation consultant to determine director and executive compensation. The fees for board of directors and committee members were not increased during fiscal 2011 with the exception of the retainer for the Chairman. The Chairman’s retainer was increased in response to a market study conducted by an independent consultant to the compensation committee. The study found that the annual retainer paid to the Chairman was below market, and the increase in the annual retainer from $30,000 to $80,000 was intended to bring the Chairman’s annual retainer to the market median.

The Company historically granted restricted stock units (“RSU”) under the MedCath Corporation Amended and Restated Outside Directors’ Stock Option and Award Plan (the “Director Plan”) to each non-employee director upon becoming a director and as of the Company’s annual shareholder meeting for each director who served as a director as of the first day of each fiscal year. The RSUs were granted at a fair value equal to the fair market value of the Company’s common stock at the date of grant, were fully vested at the date of grant, and were to be distributed in the form of shares of the Company’s common stock upon each director’s termination of service on the board. The number of RSUs granted was derived based on $100,000 in value on the date of grant. The table below reflects the amounts of fees earned or paid in cash for each non-employee director during the fiscal year ended September 30, 2011.

The compensation committee approved the termination of the plan under which the RSUs were granted to directors and the RSUs were paid to directors in shares of common stock on August 1, 2011.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation ($)	Total ($)
Current Directors
Robert S. McCoy, Jr.	$153,500	$—	$153,500
James A. Deal	$90,000	$—	$90,000
Woodrin Grossman	$283,500	$—	$283,500
John T. Casey	$144,500	$—	$144,500
Pamela G. Bailey	$126,500	$—	$126,500
Jacque J. Sokolov, MD	$100,000	$—	$100,000

(1)	The amounts shown in this column represent the aggregate amount of all fees earned or paid in cash for services as a director in fiscal year 2011.

Director Equity Awards

Nonemployee directors had the following equity awards outstanding as of September 30, 2011.

	Outstanding Option Awards	Restricted Stock Units (1)
Robert S. McCoy, Jr.	10,500	—
James A. Deal	—	—
Woodrin Grossman	—	—
John T. Casey	—	—
Pamela G. Bailey	—	—
Jacque J. Sokolov, MD	10,500	—

(1)	During their tenure, directors were awarded restricted stock units which were fully vested at the date of grant. The Compensation Committee approved the termination of the Director Plan and the outstanding RSU’s were exchanged for shares of common stock on August 1, 2011.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

On March 1, 2010 the Company announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of the equity of the Company or the sale of our individual hospitals and other assets as the Board of Directors determined that selling our assets or equity may provide the highest return for our stockholders. On September 22, 2011, at a special meeting of stockholders, the Company’s stockholders approved (a) the sale of all or substantially all of the remaining assets prior to filing a certificate of dissolution and (b) the complete liquidation of the Company (as described in Section 356(a) of the Internal Revenue Code of 1986, as amended), after the Board of Directors of the Company had concluded that the implementation of a Formal Plan of Dissolution (the “Plan of Dissolution”) was in the best interest of the Company and its stockholders.

As a result of the inevitable wind-down of the Company, the Company’s activities were focused on operating its remaining hospitals, fulfilling transition service obligations to the purchasers of our hospitals, realizing the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities and making distributions to our stockholders.

In recognition of the wind-down process, the compensation committee was focused on retaining executives and key employees and rewarding them for the success of the wind-down process of the Company and maximizing long-term stockholder value. During fiscal 2011, the compensation program had two principal components: base salary and the opportunity to earn a cash incentive payment, the amount of which was determined by the compensation committee after the end of the fiscal year, based on the committee’s evaluation of the wind-down process. In addition, executive officers were eligible to participate in the Company’s tax-deferred savings plan and other benefit plans generally available to all employees.

Compensation Process, Peer Group Selection and Benchmarking

Compensation Process

General

Our Board has delegated to our compensation committee primary authority to determine executive compensation. The compensation committee seeks input on executive compensation from our Chief Executive Officer (except with respect to his own compensation) and from an independent management and compensation consulting firm, as needed. During the 2011 fiscal year, the committee engaged Mercer Human Resources Consulting to provide assistance with the setting of officer compensation for 2012 and later years as the wind-down process is completed.

As of result of the Company’s wind-down process, the compensation committee did not complete a compensation study for fiscal 2011. However, executive officer base salaries were increased by three percent as an estimated cost of living adjustment.

Elements of Compensation and How Each Element is Chosen

Each of the components of compensation is discussed in more detail below. While considering each component of compensation, the compensation committee is relatively more focused on each executive officer’s Total Compensation, rather than the individual components that make up an individual officer’s Total Compensation.

Base Salaries

The initial base salaries for executive officers, including the Chief Executive Officer, were fixed pursuant to written employment agreements. Annual adjustments in the base salaries of all executive officers are determined by the compensation committee in its discretion.

The Chief Executive Officer recommended and the compensation committee approved executive officer base salary increases of three percent for fiscal 2011 to reflect a cost of living increase.

Annual Incentive Compensation

To reward superior performance and contributions made by executive officers, the Company has established the Executive Bonus Plan (the “Bonus Plan”). Prior to fiscal 2011, the Bonus Plan awarded annual cash bonuses if specific performance-based financial and operational goals were achieved. The specific performance-based financial and operational goals and the maximum amount of annual cash bonus for each executive officer were determined at the beginning of each fiscal year by the compensation committee. Subsequent to the end of the fiscal year, individual cash bonus awards were approved by the compensation committee based upon achievement of the performance-based financial and operational goals.

In light of the wind-down process, the compensation committee determined that the awards under the 2011 annual incentive compensation plan would be set by the committee, in its discretion, after the end of the year based on the committee’s evaluation of the Company’s performance measured by three key criteria: 1) the success of the wind-down process measured primarily by the amount of net realizable distribution proceeds produced by asset sales, 2) management of wind-down costs and 3) hospital operating results compared to the Company’s fiscal 2011 budget. The compensation committee also established the maximum bonus each executive officer could earn under the 2011 incentive compensation plan. The maximum bonus was set at 75% of base salary for Mr. French, 50% of base salary for Mr. Parker and Ms. McCanless and 35% of base salary for Mrs. Ramsey and Mr. Perritt. Each executive’s maximum incentive award also included one-third of the target value of the restricted stock that had been historically awarded each year to the executives under the Company’s Stock Option and Award Plan, because no restricted stock awards were made in 2011.

At its meeting in November 2011, the compensation committee reviewed the Company’s performance as measured by the three key criteria described above. The committee concluded that the net realizable distribution proceeds produced by asset sales were within the range expected by the Board and its advisors, wind-down costs had been reduced more than expected due to the successful completion of outsourcing major functions and hospital operating results (as measured by corporate EBITDA) exceeded budget by approximately $3.0 million. The committee also evaluated the executive officers’ support of the Board and the Company’s advisors and hospital executives and staff during the asset sale process. Upon the completion of this review, the committee awarded the following incentive amounts to the named executives: Mr. French $440,000, Mr. Parker $216,000, Ms. McCanless $126,501, Mrs. Ramsey $78,665 and Mr. Perritt $104,000. The incentive amounts approved by the committee averaged approximately 68% of the maximum incentive award amounts.

2011 Restricted Stock Awards

As a result of the wind-down process, the compensation committee did not award restricted stock to executives during fiscal 2011. In lieu of restricted stock awards, the compensation committee included one-third of the target value of equity awards historically granted in the maximum annual incentive award for each executive.

Change in Control and Severance Agreements

On September 14, 2011, the Company entered into agreements with each of Messrs. French and Parker and Ms. McCanless, pursuant to which each of the officers agreed to the termination of his or her employment agreement with the Company. Prior to their termination, the employment agreements provided for the payment of cash severance benefits to each of the executive officers in the event the officer’s employment was terminated by the Company without cause or by the officer’s resignation for good reason, in either case, after a change in control of the Company. The Company agreed to enter into the termination agreements because it was anticipated that the employment of the three executives will ultimately be terminated in connection with the sale of the Company’s hospitals and other assets. The executive officers agreed to release all claims to the cash severance benefits from the Company in consideration for a lump sum payment from the Company equal to the severance benefits they would have received in connection with a termination without cause or with good reason following a change in control. The amounts of the lump sum payments made to the executives were: (i) Mr. French – $1,770,313, (ii) Mr. Parker – $901,254, and (iii) Ms. McCanless – $633,888. The covenants in the employment agreements restricting the officers from competing with the Company or disclosing the Company’s confidential information remain in effect and survived the termination of the employment agreements.

The total severance payments are included in other compensation in the summary compensation table for Messrs. French and Parke and Ms. McCanless.

MedCath entered into an employment agreement with Mr. Perritt, vice president, hospital operations on October 29, 2009 (employment started in December 2009), as amended. Upon the termination of employment of Mr. Perritt by the Company without cause, or upon a voluntary termination by the executive for good reason, the agreement provides for the following payments and benefits:

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

Tax Considerations

Under federal income tax law, a public company may not deduct non-performance based compensation in excess of $1.0 million paid to its chief executive officer or any of its three highest paid other executive officers (other than the Chief Financial Officer). No executive officer of the Company received in fiscal 2011 non-performance based compensation in excess of this limit. The compensation committee currently intends to continue to manage the Company’s executive compensation program in a manner that will maximize federal income tax deductions. However, the compensation committee may from time to time exercise its discretion to award compensation that may not be deductible under Section 162(m) of the Code when in its judgment such award would be in the interests of the Company.

Executive Employment Agreements and Compensation of Individual Named Executive Officers

As noted above, on September 14, 2011, the Company entered into agreements with each of Messrs. French and Parker and Ms. McCanless, pursuant to which each of the officers agreed to the termination of his or her employment agreement with the Company. The covenants in the employment agreements restricting the officers from competing with the Company or disclosing the Company’s confidential information remain in effect and survived the termination of the employment agreements.

The Company entered into an employment agreement with Mrs. Ramsey in connection with her appointment as Chief Financial Officer and Secretary of the Company. The agreement provides for employment through the Company’s fiscal year ending September 30, 2014. Under the Agreement, Mrs. Ramsey will be paid a signing bonus of $283,500 on the effective date of the agreement and an annual base salary of $260,000 per annum. Mrs. Ramsey’s base salary will be increased to $267,800 effective as of October 1, 2012 and to $275,834 per annum effective as of October 1, 2013. Mrs. Ramsey will also receive a bonus each year in lieu of Company matching contributions under the Company’s 401(k) plan once the plan is terminated. The amount of the bonus will be $6,240, $6,427 and $6,620 for the years ending September 30, 2012 through 2014, respectively.

Summary Compensation Table

The following table sets forth the annual and long-term compensation for the Named Executive Officers during the fiscal years ended September 30, 2011, 2010, and 2009:

Name and Principal Position(s)	Year	Salary ($)	Bonus ($) (2)		Stock Awards ($) (1)	All Other Compensation ($)		Total ($)
O. Edwin French (6)	2011	$651,082	$440,000		$—	$1,776,216	(3)	$2,867,298
Former President, Chief Executive Officer	2010	$625,000	$234,375		$854,885	$15,275		$1,729,535
(principal executive officer until September 23, 2011)	2009	$618,269	$—		$1,499,996	$14,938		$2,133,203

James A. Parker	2011	$357,673	$216,000		$—	$907,680	(3)	$1,481,353
President and Chief Executive Officer	2010	$350,000	$131,250		$284,651	$19,502		$785,403
(principal executive officer effective September 23, 2011)	2009	$300,385	$—		$349,996	$17,677		$668,058
Former Chief Financial Officer

Lora Ramsey	2011	$202,981	$412,165	(4)	$—	$7,579	(5)	$622,725
Senior Vice President and Chief Financial Officer	2010	$173,500	$21,688		$—	$4,190		$199,378
(effective September 23, 2011)	2009	$171,559	$—		$—	$4,225		$175,784
Former Vice President, Controller and Principal Accounting Officer

Joan McCanless	2011	$251,567	$126,501		$—	$639,898	(3)	$1,017,966
Senior Vice President and	2010	$246,170	$92,314		$91,004	$10,550		$440,038
Chief Clinical and Compliance Officer	2009	$245,502	$—		$123,084	$10,603		$379,189

Paul Daniel Perritt	2011	$275,919	$154,000		$—	$7,578	(5)	$437,497
Senior Vice President,	2010	$217,039	$47,250		$67,502	$110,629		$442,420
Finance Operations (beginning December 2009)

(1)	Both Stock and Option Awards are valued based on the fair value of the award at the date of grant. The Stock Awards vest in various increments as discussed in the Equity Compensation Awards section of the Compensation Discussion and Analysis section elsewhere in this Annual Report on From 10-K/A. The Option Awards vest immediately but are subject to sales restrictions for five years. As a result, this fair value may not be indicative of the ultimate value the executive may receive under a given grant.

(2)	Includes bonuses earned for performance in the fiscal year noted even though such amounts are payable in subsequent years. Excludes bonuses paid in the fiscal year noted but earned in prior years. See the “Compensation Discussion and Analysis” section of this proxy statement for further discussion on how bonuses were determined.

(3)	On September 14, 2011, the Company entered into agreements with each of Messrs. French and Parker and Joan McCanless, pursuant to which each of the officers agreed to the termination of his or her employment agreement with the Company. Prior to their termination, the employment agreements provided for the payment of cash severance benefits to each of the executive officers in the event the officer’s employment was terminated by the Company without cause or by the officer’s resignation for good reason, in either case, after a change in control of the Company. The Company agreed to enter into the termination agreements because it is anticipated that the employment of the three executives will ultimately be terminated in connection with the sale of the Company’s hospitals and other assets. The executive officers agreed to release all claims to the cash severance benefits from the Company in consideration for a lump sum payment from the Company equal to the severance benefits they would have received in connection with a termination without cause or with good reason following a change in control. The lump sum payments to be made to the executives were: (i) Mr. French – $1,770,313, (ii) Mr. Parker – $901,254, and (iii) Ms. McCanless – $633,888. These amounts are included in total all other compensation as they were earned upon the termination of their employment agreements. All other compensation also includes perquisites related to 401-K matching, gymnasium dues, and medical insurance.

(4)	Mrs. Ramsey was paid $283,500 as a signing bonus in connection with entering into a three year employment agreement and is included in her total bonus compensation. This payment was in lieu of any severance or termination without cause payments as outlined in her original employment agreement.

(5)	The perquisites include 401-K matching contributions, gymnasium dues, and medical insurance.

(6)	Mr. French’s employment with the Company was terminated on September 22, 2011.

Grants of Plan Based Awards During 2011

There were no grants during fiscal 2011.

Outstanding Equity Awards at Fiscal Year End Table

All of the stock options granted vested in full on the date of grant but contain sales restrictions. The following table sets forth information with respect to options to purchase the Company’s common stock and restricted stock awards held by the named executive officers as of September 30, 2011.

		Outstanding Equity Awards at Fiscal Year End
		Options Awards (1)
Name	Award Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
O. Edwin French	11/1/2005	500,000	—	—	$21.49	12/21/2011
Former President, Chief Executive Officer	11/13/2007	70,000	—	—	$26.50	12/21/2011
(principal executive officer until September 23, 2011)

James A. Parker	8/11/2004	16,500	—	—	$15.13	8/11/2014
President and Chief Executive Officer	2/16/2005	10,000	—	—	$26.46	2/16/2015
(principal executive officer effective September 23, 2011)	6/12/2006	31,000	—	—	$14.89	6/12/2016

Lora Ramsey	9/5/2006	20,000	—	—	$29.68	9/5/2016
Senior Vice President and Chief Financial Officer
(principal financial officer effective September 23, 2011)

Joan McCanless	12/12/2003	11,600	—	—	$9.95	12/12/2013
Senior Vice President and	1/7/2004	4,400	—	—	$10.58	1/7/2014
Chief Clinical and Compliance Officer

(1)	Options vest immediately upon grant but remain subject to sales restrictions for five years.

Option Exercises and Stock Vested Table

The following table sets forth information concerning each exercise of stock options and each vesting of restricted stock and restricted stock units during 2011 for each of the Named Executive Officers on an aggregated basis.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
O. Edwin French	-	-	295,046	$4,147,003
Former President, Chief Executive Officer (until September 23, 2011)

James A. Parker	-	-	71,835	$1,011,359
President and Chief Executive Officer (effective September 23, 2011)

Lora Ramsey	-	-	16,696	$232,073
Senior Vice President and Chief Financial Officer (effective September 23, 2011

Joan McCanless	-	-	24,006	$333,683
Senior Vice President and Chief Clinical and Compliance Officer

Paul Daniel Perritt	-	-	9,209	$127,959
Senior Vice President, Finance Operations

(1)	Represents pretax gain upon vesting.

Potential Payments upon Termination or Change-in-Control Table

As noted above, on September 14, 2011, the Company entered into agreements with each of Messrs. French and Parker and Ms. McCanless pursuant to which each of the officers agreed to the termination of his or her employment agreement with the Company. As a result, the executive officers agreed to release all claims to the cash severance benefits from the Company in consideration for a lump sum payment from the Company equal to the severance benefits they would have received in connection with a termination without cause or with good reason following a change in control. The amount of the lump sum payments paid to the executives was: (i) Mr. French – $1,770,313, (ii) Mr. Parker – $901,254, and (iii) Ms. McCanless – $633,888.

MedCath entered into an employment agreement with Mr. Perritt, vice president, hospital operations on October 29, 2009 (employment started in December 2009), as amended. Upon the termination of employment of Mr. Perritt by the Company without cause, or upon a voluntary termination by the executive for good reason, the agreement provides for the payment of: (a) a lump sum payment of $395,435, (b) earned but unpaid salary; and (c) unreimbursed business expenses.

Upon termination by the Company with cause, or by Mr. Perritt without good reason, the agreement provides for the following payments:

•	earned but unpaid salary; and

•	unreimbursed business expenses.

The Company entered into a three year employment agreement with Mrs. Ramsey in connection with her appointment as Chief Financial Officer and Secretary of the Company. The agreement provides for employment through the Company’s fiscal year ending September 30, 2014. Under the Agreement, Mrs. Ramsey was paid a signing bonus of $283,500 in lieu of any termination or severance payments under her original employment agreement. If the Company terminates Mrs. Ramsey without cause prior to September 30, 2014, the Company must pay Mrs. Ramsey the amount of unpaid salary she would have earned for the period from the date of termination until September 30, 2014.

Compensation Committee Report

We, the compensation committee of the board of directors of MedCath Corporation, have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in Annual Report on Form 10-K/A for the fiscal year ended September 30, 2011.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Pamela Bailey, Chairman

Robert S. McCoy, Jr.

John T. Casey

Item 12.	Security Ownership of Certain Beneficial Owners and Management

BENEFICIAL OWNERSHIP

OF COMPANY COMMON STOCK BY

DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS

The following table presents information concerning the beneficial ownership of the shares of MedCath common stock outstanding as of January 18, 2012 for:

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

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except as indicated in the footnotes to this table, MedCath believes each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to options that are exercisable within 60 days of January 18, 2012 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of another person.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Common Stock Outstanding
Dimensional Fund Advisors LP (2)	1,679,357	8%
PAR Capital Management, Inc. (3)	1,631,975	8%
WS Capital Management LP (4)	1,475,000	7%
Point Lobos Capital, LLC (5)	1,409,881	7%
O. Edwin French	199,658	1%
Joan McCanless	50,042	*
Lora Ramsey	32,286	*
Paul Daniel Perritt	6,219	*
John T. Casey	36,405	*
Jacque J. Sokolov, MD	35,720	*
Robert S. McCoy, Jr.	32,405	*
Pamela G. Bailey	21,905	*
Woodrin Grossman	21,905	*
James A. Deal	12,800	*
Directors and executive officers, as a group (10 persons)	568,071	3%

(1)	The following shares of common stock subject to options that are currently exercisable or exercisable within 60 days of January 18, 2012: James A. Parker, 57,500; Joan McCanless, 16,000; Lora Ramsey, 20,000; Jacque J. Sokolov, 10,500; and Robert S. McCoy, Jr., 10,500.

(2)	The address of this stockholder is 1299 Ocean Ave. 11th Floor, Santa Monica, California 90401. The Schedule 13F filed by this stockholder on December 1, 2011 indicates that this stockholder, in its capacity as investment advisor, may be deemed to have defined voting and dispositive power over 1,679,357 shares.

(3)	The address of this stockholder is PAR Capital Management, Inc., One International Place, Suite 2401, Boston, MA 02110. The schedule 13F filed by this stockholder on November 14, 2011 indicates that this stockholder, in its capacity as investment advisor, may be deemed to have sole voting and dispositive power over 1,631,975 shares.

(4)	The address of this stockholder is 300 Crescent Court, Suite 1111, Dallas, Texas 75201. The Schedule 13F filed by this stockholder on November 14, 2011 indicates that this stockholder, in its capacity as investment advisor, may be deemed to have sole voting and dispositive power over 1,475,000 shares.

(5)	The address of this stockholder is 456 Montgomery Street, 22nd Floor, San Francisco, CA 94104. The Schedule 13G filed by this stockholder on November 7, 2011 indicates that this stockholder, in its capacity as investment advisor, may be deemed to have sole voting and dispositive power over 1,409,881 shares.

Equity Compensation Plans

Pursuant to the Company’s 2006 Stock Option and Award Plan (the “Plan”), the Company may award its executive officers and employees incentive stock options, nonqualified stock options, restricted stock units, and restricted stock. Under the Plan the compensation committee may grant equity awards and determine the exercise period, exercise price, number of awards and such other conditions and restrictions as it deems appropriate for each grant.

The following table summarizes the Company’s equity compensation plans as of September 30, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	745,612	$21.44	571,923
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Transactions

Information about transactions involving related parties is reviewed by the Audit Committee. Related parties include Company directors, nominees for director and executive officers and beneficial owners of more than five percent of the outstanding shares of our common stock, as well as their respective immediate family members. If a related party has a direct or indirect material interest in any Company transaction, then the audit committee would decide whether or not to approve or ratify the transaction in accordance with its charter. The audit committee will use any process and review any information that it determines is appropriate. All related party transactions will be disclosed in accordance with SEC rules. There have been no related party transactions since the beginning of the last fiscal year.

Director Independence

The board of directors has determined that Robert S. McCoy, Jr., James A. Deal, Woodrin Grossman, Pamela G. Bailey and Jacque J. Sokolov, all non-employee directors, are free from any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are “independent” as such term is defined by the rules and regulations of the SEC and the listing standards of the NASDAQ Global Select Market (“NASDAQ”).

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

Item 14. Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

For the fiscal years ended September 30, 2011 and 2010, fees for services provided by Deloitte & Touche LLP were as follows:

	2011	2010
Audit Fees
Recurring audit and quarterly reviews (1)	$1,440,356	$1,270,993
Audit Related Fees (2)	-	39,302
Tax Fees (3)	118,080	84,103
All Other Fees (4)	2,200	-

Total	$1,560,636	$1,394,398

(1)	Audit fees also include the audit of the Company’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Fiscal 2010 included fees for work related to the Company’s Strategic Options Process.

(3)	Tax Fees are fees for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

(4)	All Other Fees is related to the Company’s subscription of Deloitte’s on-line research tool.

The audit committee of the board of directors is responsible for pre-approving all services provided by the Company’s independent registered public accountants and approved all of the services provided by Deloitte & Touche LLP in fiscal 2011 and 2010. The chairman of the audit committee may approve non-audit engagements that arise between committee meetings, provided that any such decision is presented to the full committee for ratification at its next scheduled meeting.

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

(3) The exhibits listed in the Exhibit Index are attached and incorporated herein by reference and filed as a part of this report.

Exhibit No.		Description

2.1	—	Asset Purchase Agreement By and Between Heart Hospital of DTO, LLC and Good Samaritan Hospital(14)

2.2	—	Assignment and Assumption Agreement by and between MedCath Partners, LLC, Cape Cod Cardiac Cath, Inc., Cape Cod Hospital, and Cape Cod Cardiology Services, LLC. (15)

2.3	—	Asset Purchase Agreement by and among Sun City Cardiac Center Associates, Sun City Cardiac Center, Inc., MedCath Partners, LLC, MedCath Incorporated, and Banner Health(17)

2.4	—	Asset Purchase Agreement made and entered into as of August 6, 2010 by and between VHS Of Phoenix, Inc., dba Phoenix Baptist Hospital, and Arizona Heart Hospital, LLC(21)

2.5	—	Equity Purchase Agreement by and between Avera McKennan as Buyer and SFHM, Inc. as Seller dated as of August 27, 2010(19)

2.6	—	Asset Purchase Agreement made and entered into as of February 16, 2010 by and between St. David’s Healthcare Partnership, L.P., LLP, and Heart Hospital IV, L.P.(20)

Exhibit No.		Description

2.7	—	Membership Interest Purchase Agreement effective as of November 1, 2010 by and among Southwest Arizona Heart and Vascular Center, LLC and MedCath Partners, LLC(23)

2.8	—	Amendment to the Asset Purchase Agreement dated as of October 29, 2010 by and between Methodist Healthcare System of San Antonio, LTD., L.L.P. and Heart Hospital of San Antonio, LP(23)

2.9	—	Equity Purchase Agreement dated as of May 6, 2011 by and among AR-Med, LLC, Little Rock Cardiology Clinic, P.A., MedCath of Little Rock, L.L.C., MedCath of Arkansas and MedCath Finance Company, LLC(24)

2.10	—	Asset Purchase Agreement dated as of August 26, 2011 by and among Kingman Hospital, Inc., DBA Kingman Regional Medical Center, Hualapai Mountain Medical Center, LLC and MedCath Incorporated(25)

2.11	—	Debt and Equity Purchase Agreement dated September 30, 2011 by and Among CCG of Louisiana, LLC, Louisiana Hospital Management, LLC and MedCath Finance Company, LLC.(26)

2.12	—	Promissory Note dated September 30, 2011 between CCG of Louisiana and MedCath Finance Company, LLC.(26)

2.13	—	Security Agreement dated as of September 30, 2011 by and among CCG of Louisiana, LLC, and MedCath Finance Company, LLC.(26

3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation(1)

3.2	—	Amended and Restated Bylaws of MedCath Corporation(21)

3.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on June 15, 2011(22)

4.1	—	Specimen common stock certificate(1)

4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)

4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)

4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P. and the several stockholders parties thereto (the Registration Rights Agreement)(1)

4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)

4.6	—	Amended and Restated Credit Agreement, dated as of November 10, 2008, among MedCath Corporation, as a parent guarantor, MedCath Holdings Corp., as the borrower, certain of the subsidiaries of MedCath Corporation party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time.(13)

4.7	—	Collateral Agreement, dated as of July 7, 2004, by and among MedCath Corporation, MedCath Holdings Corp., the Subsidiary Guarantors, as identified on the signature pages thereto and any Additional Grantor (as defined therein) who may become party to the Collateral Agreement, in favor of Bank of America, N.A., as administrative agent for the ratable benefit of the banks and other financial institutions from time to time parties to the Credit Agreement, dated as of July 7, 2004, by and among the MedCath Corporation, MedCath Holdings Corp. and the lenders party thereto(7)

4.8	—	First Amendment dated as of August 13, 2010 to the Amended and Restated Credit Agreement dated as of November 10, 2008, among MedCath, MedCath Holdings Corp., as borrower, certain of the subsidiaries of MedCath party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time(18)

4.9	—	Section 382 Rights Plan, dated as of June 15, 2011, between MedCath Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MedCath Corporation; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of MedCath Corporation(22)

10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(5)

10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(5)

10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(5)

10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)

10.5	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(5)

10.6	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(5)

10.7	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)

10.8	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(5)

10.9	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(5)

10.10	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(5)

10.11	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)

10.12	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)

10.13	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)
10.14	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001 (the Bakersfield Operating Agreement)(2)(5)
10.15	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(5)
10.16	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the Dayton Operating Agreement)(6)(5)
10.17	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(5)
10.18	—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(5)
10.19	—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)
10.20	—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(5)
10.21	—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(5)
10.22	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(5)
10.23	—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(5)
10.24	—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(5)
10.25	—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(5)
10.26	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(5)
10.27	—	Put/Call Agreement dated as of August 20, 2010 by and among San Antonio Hospital Management, Inc., San Antonio Holdings, Inc., MedCath Incorporated, S.A.H.H. Hospital Management, LLC, and S.A.H.H. Investment Group, Ltd. and S.A.H.H. Management Company, LLC.(21)
10.28	—	Operating Agreement of Doctors Community Hospital, LLC effective as of March 15, 2007(21)
10.29	—	Call Agreement dated as of October 4, 2010 by and amount Hualapai Mountain Medical Center Management, Inc. and the undersigned Investor Members of Hualapai Mountain Medical Center, LLC.(21)
10.30*	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)
10.31*	—	Outside Directors’ Stock Option Plan(1)
10.32*	—	Amended and Restated Directors Option Plan(4)
10.33	—	Form of Heart Hospital Management Services Agreement(1)
10.34*	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Joan McCanless(8)
10.35	—	Sample Agreement to Accelerate Vesting of Stock Options and Restrict Sale of Related Stock Effective September 30, 2005(8)
10.36	—	Guaranty made as of December 28, 2005 by MedCath Corporation and Harlingen Medical Center Limited Partnership in favor of HCPI Mortgage Corp.(9)
10.37*	—	Employment agreement dated February 21, 2006, by and between MedCath Corporation and O. Edwin French(10)
10.38*	—	MedCath Corporation 2006 Stock Option and Award Plan effective March 1, 2006 (12)
10.39	—	Consulting agreement effective August 4, 2006 by and between MedCath Incorporated and SSB Solutions(11)
10.40*	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Joan McCanless dated September 1, 2006(12)
10.41*	—	First Amendment to the February 21, 2006 Employment Agreement by and between MedCath Corporation and O. Edwin French dated September 1, 2006(12)
10.42	—	Operating Agreement of HMC Management Company, LLC, effective as of June 29, 2007(5)(28)
10.43	—	Amended and Restated Operating Agreement of Coastal Carolina Heart, LLC, effective as of July 1, 2007(5)(28)

10.44	—	Amended and Restated Limited Partnership Agreement of Harlingen Medical Center, Limited Partnership, effective as of July 10, 2007(5)(28)
10.45	—	Amended and Restated Operating Agreement of HMC Realty, LLC, effective as of July 10, 2007(5)(28)
10.46*	—	Amendment to Amended and Restated Outside Directors’ Stock Option Plan(14)
10.47*	—	Employment Agreement dated June 23, 2008 by and between MedCath Corporation and David Bussone(16)
10.48*	—	Employment, Confidentiality and Non-Compete Agreement by and between MedCath Incorporated and James A Parker (Effective Date February 18, 2001)(21)
10.49*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement (Effective Date February 18, 2001) dated August 14, 2009 by and between MedCath Corporation and James A. Parker(16)
10.50*	—	Amendment to Employment Agreement dated and effective December 30, 2010 by and between MedCath Corporation and O. Edwin French(27)
10.51*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement dated April 29, 2010 by and between MedCath Corporation and James A. Parker(27)
10.52*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement dated and effective December 30, 2010 by and between MedCath Corporation and James A. Parker(27)
10.53*	—	Employment, Confidentiality and Non-Compete Agreement effective October 29, 2009 by and between MedCath Incorporated and Daniel Perritt(27)
10.54*	—	Form of Indemnification Agreement entered into by MedCath with each of its directors and officers(27)
10.55*	—	Release and Separation Agreement dated as of November 11, 2010 by and between David Bussone and MedCath Corporation(27)
10.56*	—	Termination and Release Agreement dated as of September 14, 2011 by and between James A. Parker and MedCath Corporation(29)
10.57*	—	Termination and Release Agreement dated as of September 14, 2011 by and between Joan McCanless and MedCath Corporation (29)
10.58*	—	Employment Agreement dated as of September 14, 2011, but effective September 23, 2011 by and between Lora Ramsey and MedCath Corporation(29)
21.1	—	List of Subsidiaries(29)
23.1	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or agreement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-119170).

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 14, 2008.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed January 5, 2009

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 17, 2009

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 1, 2009

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 19, 2010

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 1, 2010

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(21)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2010

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 16, 2011

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 4, 2010

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed May 12, 2011

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 1, 2011

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 6, 2011

(27)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010

(28)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

(29)	Filed with Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of January 30, 2012.

Medcath Corporation

By:	/s/ James A. Parker
James A. Parker
President & Chief Executive Officer