Form 10-K/A
period 2011-09-30
MEDCATH CORP
filed 2012-01-31
CIK 1139463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

This Amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Original Filing”) of MedCath Corporation (the “Company,” “we” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 14, 2011 and Amendment No 1 to the Original Filing filed with the SEC on January 30, 2012 (“Amendment No. 1”). We are filing this Amendment to amend Item 12 of Part III of Amendment No. 1 to reflect information that was inadvertently omitted from Amendment No. 1 due to an error by the financial printer engaged by the Company to file Amendment No. 1 with the SEC and to include a footnote reference to Exhibit 23.1, which was filed with the Original Filing. No other changes have been made to the Original Filing, as amended by Amendment No. 1. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Item 12 and Item 15 of Amendment No. 1 have been amended and restated in their entirety. This Amendment does not reflect events occurring after the filing of the Original Filing, does not update disclosures contained in the Original Filing and does not modify or amend the Original Filing except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Original Filing, Amendment No. 1 and our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management

PART IV
Item 15. Exhibits, Financial Statement Schedules.
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 12.	Security Ownership of Certain Beneficial Owners and Management

BENEFICIAL OWNERSHIP

OF COMPANY COMMON STOCK BY

DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS

The following table presents information concerning the beneficial ownership of the shares of MedCath common stock outstanding as of January 18, 2012 for:

•	each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of MedCath’s common stock,

•	each named executive officer of the Company listed on the summary compensation table that appears in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A,

•	each director and nominee for director of the Company, and

•	MedCath’s executive officers and directors as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Common Stock Outstanding
Dimensional Fund Advisors LP (2)	1,679,357	8%
PAR Capital Management, Inc. (3)	1,631,975	8%
WS Capital Management LP (4)	1,475,000	7%
Point Lobos Capital, LLC (5)	1,409,881	7%
O. Edwin French	199,658	1%
James A. Parker	118,726	1%
Joan McCanless	50,042	*
Lora Ramsey	32,286	*
Paul Daniel Perritt	6,219	*
John T. Casey	36,405	*
Jacque J. Sokolov, MD	35,720	*
Robert S. McCoy, Jr.	32,405	*
Pamela G. Bailey	21,905	*
Woodrin Grossman	21,905	*
James A. Deal	12,800	*
Directors and executive officers, as a group (11 persons)	568,071	3%

(1)	The following shares of common stock subject to options that are currently exercisable or exercisable within 60 days of January 18, 2012: James A. Parker, 57,500; Joan McCanless, 16,000; Lora Ramsey, 20,000; Jacque J. Sokolov, 10,500; and Robert S. McCoy, Jr., 10,500.

(2)	The address of this stockholder is 1299 Ocean Ave. 11th Floor, Santa Monica, California 90401. The Schedule 13F filed by this stockholder on December 1, 2011 indicates that this stockholder, in its capacity as investment advisor, may be deemed to have defined voting and dispositive power over 1,679,357 shares.

(3)	The address of this stockholder is PAR Capital Management, Inc., One International Place, Suite 2401, Boston, MA 02110. The schedule 13F filed by this stockholder on November 14, 2011 indicates that this stockholder, in its capacity as investment advisor, may be deemed to have sole voting and dispositive power over 1,631,975 shares.

(4)	The address of this stockholder is 300 Crescent Court, Suite 1111, Dallas, Texas 75201. The Schedule 13F filed by this stockholder on November 14, 2011 indicates that this stockholder, in its capacity as investment advisor, may be deemed to have sole voting and dispositive power over 1,475,000 shares.

(5)	The address of this stockholder is 456 Montgomery Street, 22nd Floor, San Francisco, CA 94104. The Schedule 13G filed by this stockholder on November 7, 2011 indicates that this stockholder, in its capacity as investment advisor, may be deemed to have sole voting and dispositive power over 1,409,881 shares.

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

(3) The exhibits listed in the Exhibit Index are attached and incorporated herein by reference and filed as a part of this report.

Exhibit No.		Description

2.1	—	Asset Purchase Agreement By and Between Heart Hospital of DTO, LLC and Good Samaritan Hospital(14)

2.2	—	Assignment and Assumption Agreement by and between MedCath Partners, LLC, Cape Cod Cardiac Cath, Inc., Cape Cod Hospital, and Cape Cod Cardiology Services, LLC. (15)

2.3	—	Asset Purchase Agreement by and among Sun City Cardiac Center Associates, Sun City Cardiac Center, Inc., MedCath Partners, LLC, MedCath Incorporated, and Banner Health(17)

2.4	—	Asset Purchase Agreement made and entered into as of August 6, 2010 by and between VHS Of Phoenix, Inc., dba Phoenix Baptist Hospital, and Arizona Heart Hospital, LLC(21)

2.5	—	Equity Purchase Agreement by and between Avera McKennan as Buyer and SFHM, Inc. as Seller dated as of August 27, 2010(19)

2.6	—	Asset Purchase Agreement made and entered into as of February 16, 2010 by and between St. David’s Healthcare Partnership, L.P., LLP, and Heart Hospital IV, L.P.(20)

Exhibit No.		Description

2.7	—	Membership Interest Purchase Agreement effective as of November 1, 2010 by and among Southwest Arizona Heart and Vascular Center, LLC and MedCath Partners, LLC(23)

2.8	—	Amendment to the Asset Purchase Agreement dated as of October 29, 2010 by and between Methodist Healthcare System of San Antonio, LTD., L.L.P. and Heart Hospital of San Antonio, LP(23)

2.9	—	Equity Purchase Agreement dated as of May 6, 2011 by and among AR-Med, LLC, Little Rock Cardiology Clinic, P.A., MedCath of Little Rock, L.L.C., MedCath of Arkansas and MedCath Finance Company, LLC(24)

2.10	—	Asset Purchase Agreement dated as of August 26, 2011 by and among Kingman Hospital, Inc., DBA Kingman Regional Medical Center, Hualapai Mountain Medical Center, LLC and MedCath Incorporated(25)

2.11	—	Debt and Equity Purchase Agreement dated September 30, 2011 by and Among CCG of Louisiana, LLC, Louisiana Hospital Management, LLC and MedCath Finance Company, LLC.(26)

2.12	—	Promissory Note dated September 30, 2011 between CCG of Louisiana and MedCath Finance Company, LLC.(26)

2.13	—	Security Agreement dated as of September 30, 2011 by and among CCG of Louisiana, LLC, and MedCath Finance Company, LLC.(26

3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation(1)

3.2	—	Amended and Restated Bylaws of MedCath Corporation(21)

3.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on June 15, 2011(22)

4.1	—	Specimen common stock certificate(1)

4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)

4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)

4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P. and the several stockholders parties thereto (the Registration Rights Agreement)(1)

4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)

4.6	—	Amended and Restated Credit Agreement, dated as of November 10, 2008, among MedCath Corporation, as a parent guarantor, MedCath Holdings Corp., as the borrower, certain of the subsidiaries of MedCath Corporation party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time.(13)

4.7	—	Collateral Agreement, dated as of July 7, 2004, by and among MedCath Corporation, MedCath Holdings Corp., the Subsidiary Guarantors, as identified on the signature pages thereto and any Additional Grantor (as defined therein) who may become party to the Collateral Agreement, in favor of Bank of America, N.A., as administrative agent for the ratable benefit of the banks and other financial institutions from time to time parties to the Credit Agreement, dated as of July 7, 2004, by and among the MedCath Corporation, MedCath Holdings Corp. and the lenders party thereto(7)

4.8	—	First Amendment dated as of August 13, 2010 to the Amended and Restated Credit Agreement dated as of November 10, 2008, among MedCath, MedCath Holdings Corp., as borrower, certain of the subsidiaries of MedCath party thereto from time to time, as subsidiary guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders party thereto from time to time(18)

4.9	—	Section 382 Rights Plan, dated as of June 15, 2011, between MedCath Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MedCath Corporation; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of MedCath Corporation(22)

10.1	—	Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among MedCath of Arkansas, Inc. and several other parties thereto (the Little Rock Operating Agreement)(1)(5)

10.2	—	First Amendment to the Little Rock Operating Agreement dated as of September 21, 1995(1)(5)

10.3	—	Amendment to Little Rock Operating Agreement effective as of January 20, 2000(1)(5)

10.4	—	Amendment to Little Rock Operating Agreement dated as of April 25, 2001(1)

10.5	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(5)

10.6	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(5)

10.7	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)

10.8	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(5)

10.9	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(5)

10.10	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(5)

10.11	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)

10.12	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)

10.13	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)
10.14	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001 (the Bakersfield Operating Agreement)(2)(5)
10.15	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(5)
10.16	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the Dayton Operating Agreement)(6)(5)
10.17	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(5)
10.18	—	Amended and Restated Operating Agreement of Heart Hospital of New Mexico, LLC.(3)(5)
10.19	—	Amended and Restated Guaranty made as of October 1, 2001 by MedCath Incorporated, St. Joseph Healthcare System, SWCA, LLC and NMHI, LLC in favor of Health Care Property Investors, Inc.(3)
10.20	—	Operating Agreement of Heart Hospital of South Dakota, LLC effective as of June 8, 1999 Sioux Falls Hospital Management, Inc. and North Central Heart Institute Holdings, PLLC (the Sioux Falls Operating Agreement)(1)(5)
10.21	—	First Amendment to Sioux Falls Operating Agreement of Heart Hospital of South Dakota, LLC effective as of July 31, 1999(1)(5)
10.22	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(5)
10.23	—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(5)
10.24	—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(5)
10.25	—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(5)
10.26	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(5)
10.27	—	Put/Call Agreement dated as of August 20, 2010 by and among San Antonio Hospital Management, Inc., San Antonio Holdings, Inc., MedCath Incorporated, S.A.H.H. Hospital Management, LLC, and S.A.H.H. Investment Group, Ltd. and S.A.H.H. Management Company, LLC.(21)
10.28	—	Operating Agreement of Doctors Community Hospital, LLC effective as of March 15, 2007(21)
10.29	—	Call Agreement dated as of October 4, 2010 by and amount Hualapai Mountain Medical Center Management, Inc. and the undersigned Investor Members of Hualapai Mountain Medical Center, LLC.(21)
10.30*	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)
10.31*	—	Outside Directors’ Stock Option Plan(1)
10.32*	—	Amended and Restated Directors Option Plan(4)
10.33	—	Form of Heart Hospital Management Services Agreement(1)
10.34*	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Joan McCanless(8)
10.35	—	Sample Agreement to Accelerate Vesting of Stock Options and Restrict Sale of Related Stock Effective September 30, 2005(8)
10.36	—	Guaranty made as of December 28, 2005 by MedCath Corporation and Harlingen Medical Center Limited Partnership in favor of HCPI Mortgage Corp.(9)
10.37*	—	Employment agreement dated February 21, 2006, by and between MedCath Corporation and O. Edwin French(10)
10.38*	—	MedCath Corporation 2006 Stock Option and Award Plan effective March 1, 2006 (12)
10.39	—	Consulting agreement effective August 4, 2006 by and between MedCath Incorporated and SSB Solutions(11)
10.40*	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Joan McCanless dated September 1, 2006(12)
10.41*	—	First Amendment to the February 21, 2006 Employment Agreement by and between MedCath Corporation and O. Edwin French dated September 1, 2006(12)
10.42	—	Operating Agreement of HMC Management Company, LLC, effective as of June 29, 2007(5)(28)
10.43	—	Amended and Restated Operating Agreement of Coastal Carolina Heart, LLC, effective as of July 1, 2007(5)(28)

10.44	—	Amended and Restated Limited Partnership Agreement of Harlingen Medical Center, Limited Partnership, effective as of July 10, 2007(5)(28)
10.45	—	Amended and Restated Operating Agreement of HMC Realty, LLC, effective as of July 10, 2007(5)(28)
10.46*	—	Amendment to Amended and Restated Outside Directors’ Stock Option Plan(14)
10.47*	—	Employment Agreement dated June 23, 2008 by and between MedCath Corporation and David Bussone(16)
10.48*	—	Employment, Confidentiality and Non-Compete Agreement by and between MedCath Incorporated and James A Parker (Effective Date February 18, 2001)(21)
10.49*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement (Effective Date February 18, 2001) dated August 14, 2009 by and between MedCath Corporation and James A. Parker(16)
10.50*	—	Amendment to Employment Agreement dated and effective December 30, 2010 by and between MedCath Corporation and O. Edwin French(27)
10.51*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement dated April 29, 2010 by and between MedCath Corporation and James A. Parker(27)
10.52*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement dated and effective December 30, 2010 by and between MedCath Corporation and James A. Parker(27)
10.53*	—	Employment, Confidentiality and Non-Compete Agreement effective October 29, 2009 by and between MedCath Incorporated and Daniel Perritt(27)
10.54*	—	Form of Indemnification Agreement entered into by MedCath with each of its directors and officers(27)
10.55*	—	Release and Separation Agreement dated as of November 11, 2010 by and between David Bussone and MedCath Corporation(27)
10.56*	—	Termination and Release Agreement dated as of September 14, 2011 by and between James A. Parker and MedCath Corporation(29)
10.57*	—	Termination and Release Agreement dated as of September 14, 2011 by and between Joan McCanless and MedCath Corporation (29)
10.58*	—	Employment Agreement dated as of September 14, 2011, but effective September 23, 2011 by and between Lora Ramsey and MedCath Corporation(29)
21.1	—	List of Subsidiaries(29)
23.1	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm(29)
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or agreement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(5)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File No. 333-119170).

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 14, 2008.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed January 5, 2009

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 17, 2009

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 1, 2009

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 19, 2010

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 1, 2010

(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(21)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2010

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 16, 2011

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 4, 2010

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed May 12, 2011

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 1, 2011

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 6, 2011

(27)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010

(28)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

(29)	Filed with Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of January 31, 2012.

Medcath Corporation

By:	/s/ James A. Parker
James A. Parker
President & Chief Executive Officer