Form 10-Q
period 2011-12-31
MEDCATH CORP
filed 2012-02-09
CIK 1139463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

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

Yes  ☐        No  ☑

As of February 3, 2012, there were 20,350,478 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(In thousands)

(Unaudited)

	December 31,	September 30,
	2011	2011
Assets:
Cash and cash equivalents	$150,045	$304,403
Accounts receivable	17,528	18,619
Notes receivable	22,122	22,317
Income tax receivable	3,073	7,636
Medical supplies	1,865	1,789
Prepaid expenses and other assets	2,435	2,605
Property and equipment	37,886	37,901
Deferred income tax assets	5,379	—
Investment in affiliates	3,125	13,400

Total assets	$243,458	$408,670

Liabilities:
Accounts payable	$5,350	$19,038
Accrued compensation and benefits	6,856	13,287
Dividends payable	—	139,373
Other accrued liabilities	23,579	28,342
Obligations under capital leases	456	520
Deferred income tax liabilities	—	459

Total liabilities	36,241	201,019
Noncontrolling interests at settlement amount	17,321	16,448

Total liabilities and noncontrolling interests	53,562	217,467

Net Assets in Liquidation	$189,896	$191,203

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(In thousands)

(Unaudited)

Three months ended
December 31, 2011
Net assets in liquidation as of September 30, 2011	$191,203
Net operations from October 1, 2011 to December 31, 2011	272
Adjustments to net realizable value of assets	(1,067)
Adjustments to accrued liquidation costs during the three months ended December 31, 2011	(512)

Net assets in liquidation as of December 31, 2011	$189,896

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Going Concern Basis)

(In thousands, except per share data)

(Unaudited)

Three Months Ended December 31,
2010
Net revenue	$38,840
Operating expenses:
Personnel expense	17,746
Medical supplies expense	8,084
Bad debt expense	5,625
Other operating expenses	14,113
Depreciation	2,248
Loss on disposal of property, equipment and other assets	42

Total operating expenses	47,858

Loss from operations	(9,018)
Other income (expenses):
Interest expense	(965)
Interest and other income	69
Gain on sale of unconsolidated investees	15,391
Equity in net earnings of unconsolidated affiliates	331

Total other income (expense), net	14,826

Income from continuing operations before income taxes	5,808
Income tax expense	2,140

Income from continuing operations	3,668
Income from discontinued operations, net of taxes	44,797

Net income	48,465
Less: Net income attributable to noncontrolling interest	(11,426)

Net income attributable to MedCath Corporation	$37,039

Amounts attributable to MedCath Corporation common stockholders:
Income from continuing operations, net of taxes	$3,470
Income from discontinued operations, net of taxes	33,569

Net income	$37,039

Earnings per share, basic
Income from continuing operations attributable to MedCath
Corporation common stockholders	$0.17
Income from discontinued operations attributable to MedCath
Corporation common stockholders	1.69

Earnings per share, basic	$1.86

Earnings per share, diluted
Income from continuing operations attributable to MedCath
Corporation common stockholders	$0.17
Income from discontinued operations attributable to MedCath
Corporation common stockholders	1.69

Earnings per share, diluted	$1.86

Weighted average number of shares, basic	19,943
Dilutive effect of stock options and restricted stock	4

Weighted average number of shares, diluted	19,947

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(In thousands)

(Unaudited)

Three Months Ended December 31,
2010
Net income	$48,465
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(44,797)
Bad debt expense	5,625
Depreciation	2,248
Gain on sale of unconsolidated investees	(15,391)
Loss on disposal of property, equipment and other assets	42
Share-based compensation expense	1,932
Amortization of loan acquisition costs	313
Equity in earnings of unconsolidated affiliates, net of distributions received	(120)
Deferred income taxes	1,085
Change in assets and liabilities that relate to operations:
Accounts receivable	(6,575)
Medical supplies	225
Prepaid and other assets	2,281
Accounts payable and accrued liabilities	(1,194)

Net cash used in operating activities of continuing operations	(5,861)
Net cash provided by operating activities of discontinued operations	1,265

Net cash used in operating activities	(4,596)

Investing activities:
Purchases of property and equipment	(41)
Proceeds from sale of unconsolidated affiliates	24,851

Net cash provided by investing activities of continuing operations	24,810
Net cash provided by investing activities of discontinued operations	201,918

Net cash provided by investing activities	226,728

Financing activities:
Repayments of long-term debt	(7,662)
Repayments of obligations under capital leases	(69)
Distributions to noncontrolling interest	(944)
Tax withholding of vested restricted stock awards	(153)

Net cash used in financing activities of continuing operations	(8,828)
Net cash used in financing activities of discontinued operations	(56,432)

Net cash used in financing activities	(65,260)

Net increase in cash and cash equivalents	156,872
Cash and cash equivalents:
Beginning of period	47,030

End of period	$203,902

Cash and cash equivalents of continuing operations	146,744
Cash and cash equivalents of discontinued operations	57,158

See notes to unaudited consolidated financial statements

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

1. Business and Basis of Presentation

MedCath Corporation (the “Company” or “MedCath”) historically owned and operated hospitals in partnership with physicians whom the Company believes have established reputations for clinical excellence. On March 1, 2010 the Company announced that its Board of Directors had formed a Strategic Options Committee to consider the sale either of the Company’s equity or the sale of its individual hospitals and other assets as the Board of Directors determined that selling the Company’s assets or equity may provide the highest return for the Company’s stockholders. At that time the Company had majority ownership interests in eight hospitals, minority ownership interests in two hospitals, a minority ownership interest in a hospital real estate venture, and also owned MedCath Partners, a division of the Company that managed cardiac diagnostic and therapeutic facilities. Since this announcement through December 31, 2011, the Company has sold seven of its majority owned hospitals, its equity interest in the two minority owned hospitals, its equity interest in the real estate venture and the MedCath Partners division, including a venture that was minority owned through the Company’s MedCath Partners division. Accordingly, as of December 31, 2011, the Company’s single remaining hospital interest is a 53.3% ownership interest in Bakersfield Heart Hospital in Bakersfield, California with 47 licensed beds. The Company manages its operations from its corporate office located in Charlotte, North Carolina.

On September 22, 2011, at a special meeting of stockholders and following the recommendation of the Board of Directors, the Company’s stockholders approved (a) the sale of all or substantially all of the remaining assets of the Company prior to filing a certificate of dissolution and the complete liquidation of the Company (as described in Section 356(a) of the Internal Revenue Code of 1986, as amended, and (b) the dissolution of the Company under the Delaware General Corporation Law (“Plan of Liquidation”). Accordingly, the Company adopted the liquidation basis of accounting as of September 22, 2011 (See Note 2) since the liquidation and dissolution of the Company was imminent.

As a result of the adoption of a formal Plan of Dissolution, the Company’s activities are now limited to operating Bakersfield Heart Hospital, fulfilling transition service obligations to the purchaser of its hospitals, realizing the value of its remaining assets; making tax and regulatory filings; winding down its remaining business activities and making distributions to its stockholders. Winding down its remaining business activities includes the corporate division functions, managing Bakersfield Heart Hospital until its value is realized through a sale transaction, realizing the value of corporate held assets and paying the creditors of previously sold hospitals in which the Company retained net working capital.

Basis of Presentation — The Company’s unaudited interim consolidated financial statements as of December 31, 2011 and September 30, 2011 and for the three month periods ended December 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America hereafter, (“generally accepted accounting principles”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly present the Company’s assets in liquidation, its changes in net assets in liquidation, and the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the three months ended December 31, 2011, the Company has not made any material changes in the selection or application of its critical accounting policies that were set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Segment Reporting - Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment if the segments have similar economic and overall industry characteristics, such as customer class, products and service. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Through March 31, 2011, the Company’s reportable segments consisted of the Hospital Division and the MedCath Partners Division. However, during the third quarter of fiscal 2011, the Company disposed of its interest in the Partners Division. Accordingly, the Company’s sole reporting segment is the Hospital Division.

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

2. Plan of Dissolution and Liquidation Basis of Accounting

Plan of Dissolution — The Company’s Plan of Dissolution provides for the completion of the voluntary liquidation, winding up and dissolution of the Company. As a result of the stockholders approval of the Plan of Dissolution, the Company will seek to (i) sell its remaining assets, (ii) pay, or establish a reserve to pay, all of the Company’s liabilities, including without limitation (a) any liabilities arising out of the United States Department of Justice (“DOJ”) inplantable cardioverter defibrillator (“ICD”) Investigation (see Note 6), (b) other currently unknown or unanticipated liabilities, and (c) a reserve of such additional amount as the Company’s Board of Directors determines to be necessary or appropriate under the General Corporation Law of the State of Delaware (“DGCL”) with respect to additional liabilities that may arise after the Company files for dissolution, and (iii) make one or more additional liquidating distributions. Thereafter, the Company will file a certificate of dissolution in accordance with Section 275 of the DGCL (the “Filing”) in order to dissolve and will attempt to liquidate any of its remaining unsold assets, satisfy or make reasonable provisions for the satisfaction of its remaining obligations, and make distributions to stockholders of any available liquidation proceeds, as well as any remaining cash on hand. Although not currently contemplated by the Company’s Board of Directors, if at any time prior to the Filing the Company’s Board of Directors determines that the Plan of Dissolution is not in the best interests of its stockholders, the Board of Directors may direct that the Plan of Dissolution be abandoned, or may amend or modify the Plan of Dissolution, to the extent permitted by the DGCL, without further stockholder approval. After the Filing, the Board of Directors may seek stockholder approval for the revocation of the Dissolution if it determines that the Plan of Dissolution is no longer in the best interests of the Company and its stockholders.

Liquidation Basis of Accounting

Basis of Consolidation — As a result of the Company’s Board approving the Plan of Dissolution and the stockholders’ approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective September 22, 2011. This basis of accounting is considered appropriate when liquidation of a company is imminent. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

Use of Estimates — The conditions required to adopt the liquidation basis of accounting were met on September 22, 2011 (the “Effective Date”). The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments.

Accrued Cost of Liquidation

The Company accrued the estimated costs expected to be incurred during the dissolution period. The dissolution period provides time for the Company to sell its remaining assets and file articles of dissolution. Under DGCL, the dissolution period after the filing of the articles of dissolution must be a minimum of three years. In determining its total estimated costs to liquidate, the Company estimated that it will incur costs through September 30, 2015. The estimates were based on prior history, known future events, contractual obligations and the estimated time to complete the liquidation. The Company has recorded total accrued liabilities of $35.8 million, excluding obligations under capital leases, on the statement of net assets as of December 31, 2011. The $35.8 million is the total expected payments for the settlement of liabilities. The $35.8 million includes $23.7 million in accrued liabilities related to the Company’s corporate division and $12.1 million related to the Company’s previously sold entities and for Bakersfield Heart Hospital. Total accrued liabilities do not include any amount related to the DOJ ICD investigation since the Company is unable to reasonably estimate the amounts that could have to be repaid, if any, upon resolution of the investigation. Activities relative to liquidation accruals related to the Company’s corporate division for the three months ended December 31, 2011 are as follows (in millions):

	September 30, 2011	Cash Payments	Adjustments to Accruals	December 31, 2011
Salaries, wages and benefits	$11.2	$(5.7)	$(0.8)	$4.7
Outsourcing information technology and central business office functions	1.6	(0.8)	1.5	2.3
Contract breakage costs	2.8	—	—	2.8
Insurance	5.4	(2.1)	(0.3)	3.0
Legal, Board and other professional fees	11.6	(3.0)	0.4	9.0
Office and storage expense	1.8	(0.1)	(0.3)	1.4
Lease expense	0.7	(0.2)	—	0.5

Total liquidation accruals	$35.1	$(11.9)	$0.5	$23.7

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

Net Assets and Liabilities in Liquidation

In connection with the Company’s stockholders’ approval of the Plan of Dissolution, the Board of Directors declared a liquidating distribution of $6.85 per share of common stock outstanding on September 22, 2011, which was paid October 13, 2011 to stockholders of record on October 6, 2011. This was the first liquidating distribution declared under the Plan of Dissolution and aggregated $139.4 million resulting in a corresponding reduction of dividends payable.

The disposition of the Company’s 34.82% minority ownership interest in Harlingen Medical Center (“HMC”) in Harlingen, Texas, and its 36.06% ownership interest in HMC Realty, LLC, a real estate venture in Harlingen, Texas, which held the real estate related to Harlingen Medical Center, for total consideration of $9.0 million to Prime Health Services. The transaction was completed on November 30, 2011 and resulted in a reduction of $8.5 million to investment in affiliates. In addition, the Company paid approximately $0.5 million of closing costs related to such disposition.

3. Recent Accounting Pronouncements

The following is a summary of new accounting pronouncements that may apply to the Company.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided in this ASU is effective as of the beginning of the first fiscal year beginning after December 15, 2010, fiscal 2012 for the Company. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

In August 2010, the FASB issued ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to identify such costs. The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2010, fiscal 2012 for the Company. The adoption of this ASU did not have any impact on the Company’s previously reported results of operations. However, the following additional disclosures outline the Company’s policy on provision of charity care and the aggregate direct and indirect costs of providing such care for the three months ended December 31, 2010:

The Company provides care to patients who meet certain criteria under our charity care policy without charge or at amounts less than the Company’s established rates. Patients that receive charity care discounts must provide a complete and accurate application, be in need of non-elective care and meet certain federal poverty guidelines established by the U.S. Department of Health and Human Services. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as net revenue. The aggregate direct and indirect cost of provision of such care based on the assigned diagnosis-related group to such patients aggregated $0.4 million for the three months ended December 31, 2010.

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

Public entities will be required to provide these disclosures and statement of operations presentation for fiscal years and interim periods within those years beginning after December 15, 2011, fiscal 2013 for the Company, with early adoption permitted. The Company is evaluating the potential impacts the adoption of this ASU will have on its consolidated financial statements.

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

4. Discontinued Operations

The results of operations for the three month period from October 1, 2010 to December 31, 2010 include the continuing and discontinued operations of the Company. Discontinued operations are not presented separately under the liquidation basis of accounting. However, on September 30, 2011, the Company completed the sale of Hualapai Mountain Medical Center (“HMMC”) in Kingman, Arizona, to Kingman Regional Medical Center and the sale of the Company’s interest in Louisiana Medical Center & Heart Hospital (“LMCHH”) to Cardiovascular Care Group (“CCG”). MedCath financed CCG’s purchase with a secured promissory note that was initially scheduled to mature 60 days after closing, subject to extension at CCG’s election for up to 60 additional days. CCG paid the amount due under that promissory note on January 9, 2012. The total amount paid to MedCath was $22.1 million, which reflected accrued interest and adjustments for final net working capital. These two sales were completed subsequent to the adoption of the Plan of Dissolution, as approved by the Company’s stockholders on September 22, 2011, and therefore are not presented as discontinued operations in the accompanying statement of operations for the three month period ended December 31, 2010.

Prior to its adoption of the liquidation basis of accounting on September 22, 2011, the Company sold its interests in certain businesses and reported the results of operations of those businesses as discontinued operations in its previously issued financial statements for the fiscal year ended September 30, 2011. As a result, the Company has reclassified the results of operations of the following entities within income from discontinued operations, net of taxes in the accompanying statement of operations for the three month period ended December 31, 2010. The net realizable value of the assets and settlement amount of liabilities on the statement of net assets in liquidation includes the assets and liabilities of all continuing and discontinued operations.

Effective August 1, 2011, the Company sold its ownership interest and management rights in Arkansas Heart Hospital (“AHH”) to AR-MED, LLC, which is majority owned by Dr. Bruce Murphy, a physician affiliated with Little Rock Cardiology Clinic, P.A., and an existing investor in AHH. The transaction valued AHH at $73.0 million plus a percentage of the hospital’s available cash. The purchaser and Dr. Murphy have agreed to indemnify MedCath for liabilities arising from the pre-closing operations of the hospital, including not limited any liabilities that may arise from the pending ICD investigation (see Note 6).

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

Effective May 4, 2011 the Company sold the majority of the assets of its seven cardiac diagnostic and therapeutic facilities (which are referred to as the MedCath Partners division) to DLP Healthcare, a joint venture of LifePoint Hospitals, Inc. and Duke University Health System. The transaction valued the assets sold at $25.0 million and involved the sale of certain North Carolina-based assets related to the operation of cardiac catheterization laboratories in North Carolina. MedCath retained working capital related to the assets sold and also retained assets related to catheterization labs leased to two health care systems outside of North Carolina. Further, MedCath retained certain assets and liabilities arising from this business that arose before closing. The transaction was completed effective May 4, 2011.

As the sale of the MedCath Partners division met the criteria for classification as a discontinued operation, the previously reported gains and losses on sale of its equity interests have also been reclassified to discontinued operations. Such transactions are as follows:

•	Effective May 5, 2011, MedCath Partners sold its 9.2% ownership interest in Coastal Carolina Heart to New Hanover Regional Medical Center for $5.0 million.

•	On January 1, 2011, MedCath Partners sold its 14.8% equity interest in Central New Jersey Heart Services, LLC for $0.6 million.

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

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

During November 2010, the Company entered into an agreement to sell substantially all of the assets of TexSan Heart Hospital (San Antonio, Texas) (“TexSan”) to Methodist Healthcare System of San Antonio for $76.25 million, plus retained working capital. The transaction closed on December 31, 2010 with the Company retaining all accounts receivable and the hospital’s remaining liabilities. In addition, the Company acquired the partnership’s minority investors’ ownership in accordance with the terms of a call option agreement. See Note 6 for further discussion. The gain of $32.4 million has been included in income from discontinued operations for the three months ended December 31, 2010.

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

During February 2010, the Company entered into an agreement to sell substantially all of the assets of Heart Hospital of Austin (Texas) (“HHA”) to St. David’s Healthcare Partnership L.P. for $83.8 million plus retention of working capital. The transaction closed on November 1, 2010. The gain of $35.7 million has been included in income from discontinued operations for the three months ended December 31, 2010.

The Company has entered into transition services agreements with the buyers of certain of its sold assets that extend into fiscal 2012. As a result, the Company entered into a managed services agreement with McKesson Technologies, Inc. (“McKesson”) whereby McKesson would employ the majority of the Company’s information technology employees effective November 1, 2010. In addition, to facilitate collection of outstanding accounts receivable at such entities, on February 11, 2011 the Company entered into a master agreement for revenue cycle outsourcing with Dell Marketing L.P. (“Dell”) whereby Dell would assume the responsibility for collection of outstanding accounts receivable for the Company’s current and disposed of entities. Furthermore, Dell retained the services of certain employees that had been employed by the Company on or before March 7, 2011 and effective March 1, 2011, Dell has sublet certain space that had been previously utilized by Company personnel involved in the collection of accounts receivable.

The results of operations of discontinued operations included in the consolidated statement of operations are as follows:

Three Months Ended December 31, 2010
Net revenue	$72,063
Gain from dispositions, net	69,903
Loss on early termination of debt	(11,130)
Income before income taxes	65,773
Income tax expense	20,976

Net income	44,797
Less: Net income attributable to noncontrolling interest	(11,228)

Net income attributable to MedCath Corporation	$33,569

5. Investments in Affiliates

The Company’s determination of the appropriate consolidation method to follow with respect to investments in affiliates is based on the amount of control the Company has and the ownership level in the underlying entity. Investments in entities that the Company does not control, but over whose operations the Company has the ability to exercise significant influence (including investments where the Company has a less than 20% ownership) are accounted for under the equity method. The Company additionally considers if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations the Company does not control. At December 31, 2011, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method. As of December 31, 2011, the Company’s net realizable value in a partnership that owns a medical office building located in Austin, Texas represents the Company’s sole remaining unconsolidated affiliate.

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

On November 30, 2011, the Company entered into a definitive agreement and simultaneously sold its ownership interest in Harlingen Medical Center and HMC Realty, LLC to Prime Healthcare Services (“Prime”). The transaction valued the Company’s combined ownership interest in Harlingen Medical Center and HMC Realty, LLC at $9.0 million. Anticipated net proceeds to the Company from the sale, along with the recapture of prior losses attributable to the operation of Harlingen Medical Center, resulted in a tax gain on the transaction of $20.4 million. As a result of the tax gain, the net after-tax proceeds from the transaction were $0.3 million. The Company had previously adjusted its investments in Harlingen Medical Center and HMC Realty, LLC to their net realizable value and had adjusted it deferred income taxes based on this gain. Accordingly, no adjustment to the net assets in liquidation was required for this transaction during the three months ended December 31, 2011.

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

6. Contingencies and Commitments

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

The noncontrolling stockholders’ recorded basis in their partnership interest was zero prior to the amendment of this agreement. Accordingly, the Company recognized a redeemable noncontrolling interest. Furthermore, upon exercise, the Company converted the outstanding balance of the noncontrolling interest in this partnership together with amounts due from the noncontrolling stockholders into a net obligation, of which $3.0 million remains outstanding as of December 31, 2011.

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

The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through December 31, 2011. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material impact on the Company’s net assets in liquidation.

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

On March 12, 2010, the DOJ issued a Civil Investigative Demand (“CID”) to one of the Company’s hospitals regarding ICD implantations (the “ICD Investigation”). The CID was issued in connection with an ongoing, national investigation relating to ICDs and Medicare coverage requirements for these devices. The CID requested certain documents and patient medical records regarding the implantation of ICDs for the period 2002 to the present. The Company has provided materials responsive to the CID.

On September 17, 2010, consistent with letters received by other hospitals and hospital systems, the DOJ sent a letter notifying the Company of the DOJ’s investigation of eight Company hospitals regarding ICD implantations. In its letter, the DOJ stated that its review was preliminary and its data suggests that Company hospitals may have submitted claims for ICDs and related services that were inconsistent with Medicare policy.

Based upon the Company’s legal advisors’ discussions and meetings with the DOJ, the primary focus of the investigations involves ICDs implanted since October 1, 2003 within prohibited timeframes (i.e., timeframe violations). A “timeframe violation” involves an ICD implanted for “primary prevention” (i.e., prevention of sudden cardiac death in patients without a history of induced or spontaneous arrhythmias) within 30 days of a myocardial infarction, or within 90 days of a coronary artery bypass graft or percutaneous transluminal coronary angioplasty. The timeframes do not apply to ICDs implanted for “secondary prevention” (i.e., prevention of sudden cardiac death in patients who have survived a prior cardiac arrest or sustained ventricular tachyarrhythmia).

On November 19, 2010, the DOJ provided the Company a spreadsheet detailing instances (based upon the DOJ’s data) in which an ICD was implanted at the eight Company hospitals in potential violation of the applicable timeframes. The data provided by the DOJ is “raw,” and the Company understands that, as of this date, such data had not been analyzed by the DOJ. Additionally, the DOJ confirmed that some of the ICDs identified in its data as alleged timeframe violations were in fact appropriately implanted and billed to Medicare, including those implanted for secondary prevention.

On February 17, 2011, legal counsel for the Company met with representatives of the DOJ to discuss the agency’s review of the patient medical records provided in response to the CID. In addition to discussing the DOJ’s review process, DOJ reconfirmed that certain ICD implantations were not being examined by the agency. As noted above, these include implantations prior to October 1, 2003 and implantations for secondary (rather than primary) prevention. With respect to primary prevention implantations, the Company discussed clinical comments supporting the implantations and agreed to additional meetings and presentations regarding those implantations for other Company hospitals.

During the period March 2011 through December 2011, legal counsel for the Company has met on multiple occasions with representatives of the DOJ to discuss the investigation and present preliminary findings regarding an internal review of a Company hospital other than the hospital subject to the CID. These preliminary findings were submitted to the DOJ and continue to be discussed by the parties. The Company intends to similarly present and submit findings for its other hospitals under investigation.

As discussed above, the Company has complied with all requests from the DOJ for information, is actively engaged in discussions with the DOJ regarding the issues involved in the ICD Investigation, and continues to review the ICD implantations under investigation. Pursuant to the DOJ’s requests, the Company has entered into tolling agreements that tolled the statute of limitations for allegations related to ICDs until October 31, 2012. To date, the DOJ has not asserted any claims against the Company and the Company expects to continue to have input into the investigation. Because the investigation is in its early stages, however, the Company is unable to evaluate the outcome of the investigations and is unable to reasonably estimate the amounts to be repaid, which may be material upon resolution of the investigations. However, the Company understands that this investigation is being conducted under the False Claims Act which could expose the Company to treble damages should the DOJ’s preliminary analysis of the Company’s hospitals’ ICD claims be substantiated. The Company’s total ICD net revenue historically has been a material component of total net patient revenue and the results of this investigation could have a material effect on the Company’s net assets in liquidation and the amount it will be able to distribute to its stockholders in connection with its planned liquidation and dissolution.

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

During June 2011 and 2010, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $0.3 million for the MedCath Partners Division, for each respective fiscal year. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of December 31, 2011 and September 30, 2011, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was $1.2 million and $0.6 million, respectively, which is included in other accrued liabilities in the consolidated statements of net assets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.

In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $0.4 million and $1.0 million as of December 31, 2011 and September 30, 2011, respectively, which is included in other accrued liabilities in the consolidated statements of net assets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $0.2 million per plan participant.

7. Per Share Data

Basic — The calculation of basic earnings per share includes 150,900 of restricted stock units that have vested but as of December 31, 2010 have not been converted into common stock.

Diluted — The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 913,812 shares of common stock at prices ranging from $9.95 to $33.05, which were outstanding at December 31, 2010 as well as 309,405 shares of restricted stock which were outstanding at December 31, 2010. Dilutive options of 3,941 have been included in the calculation of diluted earnings (loss) per share at December 31, 2010. Of the outstanding stock options, 897,500 options have not been included in the calculation of diluted earnings per share at December 31, 2010, because the options were anti-dilutive.

8. Stock Based Compensation

Compensation expense from the grant of equity awards made to employees and directors are recognized based on the estimated fair value of each award over each applicable awards vesting period. The Company estimates the fair value of equity awards on the date of grant using, either an option-pricing model for stock options or the closing market price of the Company’s stock for restricted stock and restricted stock units. Stock based compensation expense is recognized on a straight-line basis over the requisite service period for the awards that are ultimately expected to vest. Stock based compensation expense recorded during the three months ended December 31, 2010 was $1.9 million. The associated tax benefits related to the compensation expense recognized for the three months ended December 31, 2010 was $0.8 million. During the three months ended December 31, 2010, 18,325 stock options were cancelled.

Restricted Stock Awards

There were no grants of restricted stock during the three months ended December 31, 2010. All restricted stock granted became fully vested on September 30, 2011. During the three months ended December 31, 2010, 423,980 restricted stock awards and units previously granted became vested.

9. Subsequent Events

MedCath received a secured promissory note from CCG for its purchase of LMCHH that was to mature on January 31, 2012. CCG paid the amount due under that promissory note on January 9, 2012. The total amount paid to MedCath was approximately $22.1 million, which reflected accrued interest and adjustments for final net working capital.

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

Overview and Background of Strategic Options Process

We are a healthcare provider that owned and operated hospitals that are focused on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. On March 1, 2010 we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of our equity or the sale of our individual hospitals and other assets as the Board of Directors determined that selling our assets or equity may provide the highest return for our stockholders. We retained Navigant Capital Advisors as our financial advisor to assist in this process. At that time we had majority ownership interests in eight hospitals, minority ownership interests in two hospitals, a minority ownership interest in a hospital real estate venture, and owned MedCath Partners, a division of MedCath that managed cardiac diagnostic and therapeutic facilities. Since this announcement, we have sold seven of our majority owned hospitals, our equity interest in the two minority owned hospitals, our equity interest in the hospital real estate venture and our MedCath Partners division, including a venture that was minority owned through our MedCath Partners division.

Accordingly, as of December 31, 2011, we had a 53.3% ownership interest in Bakersfield Heart Hospital in Bakersfield, California. We manage our remaining hospital from our corporate office located in Charlotte, North Carolina.

On September 22, 2011, at a special meeting of stockholders and following the recommendation of the Board of Directors, our stockholders approved (a) the sale of all or substantially all of our remaining assets prior to filing a certificate of dissolution and the complete liquidation of the Company (as described in Section 356(a) of the Internal Revenue Code of 1986, as amended, and (b) the dissolution of the Company under the Delaware General Corporation Law (“Plan of Liquidation”). Accordingly, we adopted the liquidation basis of accounting as of September 22, 2011 since the liquidation and dissolution of the Company was considered imminent.

As a result of the adoption of a formal Plan of Dissolution, our activities are now limited to operating Bakersfield Heart Hospital, fulfilling transition service obligations to the purchaser of our hospitals, realizing the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities and making distributions to our stockholders. Winding down our remaining business activities includes continuing our corporate division functions, managing our remaining hospital, Bakersfield Heart Hospital, until its value is realized through a sale transaction, realizing the value of corporate held assets and paying the creditors of previously sold hospitals in which we retained net working capital.

Management’s goal is to liquidate all of the Company’s remaining assets as soon as practical while seeking to maximize stockholder value. We currently anticipate that all of the remaining operating assets of the Company will be sold in calendar 2012, and that an additional liquidating distribution will be paid before the Company files a certificate of dissolution, subject to the Company’s obligation to pay or make provisions to satisfy all of its expenses and liabilities. After the sale of its operating assets, the Company intends to retain an amount of assets that are needed to ensure that it has sufficient assets to pay or satisfy all of its remaining expenses and liabilities. Payroll and related costs and other expenses are currently anticipated to be incurred at least through September 30, 2015 in order to complete all required regulatory filings and audits. Accordingly, our estimate of expenses anticipated to be incurred during the period from January 1, 2012 to September 30, 2015 have been accrued as of December 31, 2011 in our financial statements prepared on the liquidation basis of accounting. Such estimate does not include any estimate of liabilities arising from the ICD Investigation or other unknown or anticipated liabilities. The Company may transfer all of its assets to a liquidating trust prior to September 30, 2015 and may make additional liquidating distributions prior to September 30, 2015. Since the announcement of the Strategic Options Committee and commencement of our strategic options process, the Company has completed the following transactions:

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

Subsequent to our adoption of the Plan of Dissolution on September 22, 2011, we have completed three transactions including:

•

The disposition of the Company’s 95.4% ownership interest in Louisiana Medical Center and Heart Hospital (“LMCHH”) to Cardiovascular Care Group for $23.0 million on September 30, 2011, subject to certain working capital adjustments. A promissory note was received as consideration in connection with the sale. On January 9, 2012 such note was paid in full after immaterial adjustments for final net working capital were made.

•

The disposition of Hualapai Mountain Medical Center in which the Company sold the majority of the hospitals assets to Kingman Regional Medical Center for $31.0 million plus retention of working capital. The transaction was completed on September 30, 2011.

•

The disposition of the Company’s 34.82% minority ownership interest in Harlingen Medical Center in Harlingen, Texas, and its 36.06% ownership interest in HMC Realty, LLC, a real estate venture in Harlingen, Texas, which holds the real estate related to Harlingen Medical Center, for total consideration of $9.0 million to Prime Health Services. The transaction was completed on November 30, 2011.

In connection with our stockholders’ approval of the Plan of Dissolution, our Board of Directors declared a liquidating distribution of $6.85 per share of common stock outstanding on September 22, 2011, which was paid October 13, 2011 to stockholders of record on October 6, 2011. This was the first liquidating distribution declared under the Plan of Dissolution.

Plan of Dissolution

As a result of the September 22, 2011 approval of the Plan of Dissolution by our stockholders, the following events have occurred, or the Company anticipates the following will occur:

•

The Company made a distribution of $139.4 million, equal to $6.85 per share of the Company’s common stock as (the “First Liquidating Distribution”) as a result of, among other things, the sales of a material portion of our assets;

•	We will seek to sell all or substantially all of our remaining assets (“Remaining Assets”);

•

We will seek to pay, or establish a reserve to pay, all of the Company’s liabilities, including without limitation (a) any liabilities arising out of the DOJ’s ICD investigation, (b) other currently unknown or unanticipated liabilities, and (c) a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the General Corporation Law of the State of Delaware (“DGCL”) with respect to additional liabilities that may arise after the Filing (the “Liability Payment Condition”);

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

•

The amount and timing of any Additional Liquidating Distributions may be subject to material reduction and delay based upon, among other factors: (i) the Company's ability to sell all or a substantial portion of the Remaining Assets as well as the timing and terms thereof, (ii) the payment or establishment of reserves to satisfy any liabilities arising out of the ICD Investigation, other currently unknown or unanticipated liabilities (which may be material) and the establishment of a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise or be identified after the Filing;

•

The Company has not been able to quantify a reserve for any liabilities, if any, arising out of the ICD Investigation, other currently unknown or unanticipated liabilities or a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise or be identified after the Filing, the amounts of which may materially reduce the amount of any Additional Liquidating Distributions;

•

It is not possible to predict with certainty the portion of any Additional Liquidating Distributions which will be made before the Filing and the portion of any Additional Liquidating Distributions that will be made after the Filing, or the amount of any Additional Liquidating Distributions. The Board of Directors, in the exercise of its fiduciary duties, will make the determination as to whether and when the Additional Distribution Conditions have been satisfied which may be prior to the Outside Filing Date or the Extended Filing Date or after such dates;

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

•

After the Filing, when the Company has paid or made adequate provision for payment of all of its liabilities and obligations in the manner provided under the DGCL, including without limitation liabilities which may arise in respect of the ICD Investigation, successfully sold any of its Remaining Assets, one or more Additional Liquidating Distributions may be made to stockholders as of the record date for such distributions which record date shall be on or about the date of the Filing. The timing and amount of the benefits of the Tax Attributes realized by the Company will also affect the amounts and timing of any Additional Liquidating Distributions. We currently anticipate that any post-Filing Additional Liquidating Distributions would be made no sooner than at least the date which is approximately nine months after the Filing as a result of the dissolution process required pursuant to the DGCL and may not occur, if at all, until several years after the Filing. After the Filing, the Company may transfer some or all of its assets to a liquidating trust or limited liability company for the benefit of our stockholders.

Changes in Net Assets in Liquidation

The Company’s net asset value decreased approximately $1.3 million for the period from September 30, 2011 to December 31, 2011. The change in net assets was due to a $0.3 million positive impact related to operations, a $1.1 million reduction in the net realizable value of assets, and a $0.5 million decrease related to the reduction in estimated net liquidation costs during the wind-down period.

The net realizable value of assets decline of $1.1 million was due to a $0.2 million reduction of the note receivable balance due related to the sale of one of the Company’s hospitals, a $0.2 million decrease in the estimated net realizable value of deposits that management now believes are not collectible and a $1.8 million reduction in the net realizable value of the Company’s investment in a partnership that owns a medical office building as a result of recent market offers. These declines were offset by a $1.1 million increase in our deferred tax assets in liquidation.

Activities relative to liquidation accruals related to the Company’s corporate division for the three months ended December 31, 2011 are as follows (in millions):

	September 30, 2011	Cash Payments	Adjustments to Accruals	December 31, 2011
Salaries, wages and benefits	$11.2	$(5.7)	$(0.8)	$4.7
Outsourcing information technology and central business office functions	1.6	(0.8)	1.5	2.3
Contract breakage costs	2.8	—	—	2.8
Insurance	5.4	(2.1)	(0.3)	3.0
Legal, Board and other professional fees	11.6	(3.0)	0.4	9.0
Office and storage expense	1.8	(0.1)	(0.3)	1.4
Lease expense	0.7	(0.2)	—	0.5

Total liquidation accruals	$35.1	$(11.9)	$0.5	$23.7

Salaries, wages and benefits were adjusted by $0.8 million to account for an increase in transition service revenues that offset our salaries, wages and benefits expense. We entered into several transition services agreements during fiscal 2011 with buyers of our assets to provide information technology and business office support. Some of these services were extended beyond their original service end date. We also entered into a new transition services agreement during our first quarter of fiscal 2012 with the buyer of Harlingen Medical Center (“HMC”). We sold our equity interest in HMC effective November 30, 2011. The revenue we derive from these services offsets the expenses we incur at our corporate office to provide these services. In addition, the extension of these services increased our estimated expense related to our outsourcing of information technology and central business office functions by $1.5 million. The reduction in insurance and office storage expenses was due to our ability to manage costs at the corporate level during the first quarter of fiscal 2012 offset by higher anticipated legal, board and professional fees related to the ICD investigation.

Impact of Unknown Contingencies on Net Asset Realizable Value — The net realizable value of assets under Generally Accepted Accounting Principles (“GAAP”) may not represent the same amount we believe is distributable to our stockholders if we were to present a range of estimated proceeds available for distribution to our stockholders as presented in our August 17, 2011 proxy filing. The net realizable value of our assets under GAAP at December 31, 2011 does not take into consideration any estimated range of potential unknown contingencies. Accounting for contingencies under GAAP requires that the contingency be probable and estimable in order to be accrued. However, based on our prior experience, we do expect that we will incur contingencies during our wind-down period that we cannot estimate at this time. Such contingencies may include any amounts due to creditors as a result of the DGCL process we will follow once we file for articles of dissolution, any amounts due to the government for unknown reimbursement claims, such as recovery audits (“RAC” audits), cost report settlements, and any other unknown contingent liability that may arise during the normal course of operations during the wind-down period, including legal claims. We previously estimated a range of potential unknown contingencies in our proxy filing filed with the Securities Exchange Commission on August 17, 2011 to be between $5.2 million to $19.8 million not including any contingency, which may be material, that may arise as a result of the DOJ’s investigation related to the implantation of ICD’s, or $3.3 million to $13.0 million, net of income tax, ($0.16 to $0.64 per common share). In addition, any contingency that may arise, if any, related to the Department of Justice's investigation related to the implantation of ICD’s has also not been accrued when determining the net realizable value of our assets available for distribution to our stockholders.

Impact of Unrealized Tax Attributes on Net Asset Realizable Value — The total assets available for stockholder distribution does not take into consideration $8.0 million, or $0.39 per common share, in tax attributes that are not recognizable under GAAP. These attributes may be recognizable once we have a definitive plan in place to dissolve certain of our partnerships.

Liquidity and Capital Resources

As a result of the adoption of a formal Plan of Dissolution, our activities are now limited to operating Bakersfield Heart Hospital, fulfilling transition service obligations to the purchaser of our hospitals; realizing the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities; and making distributions to our stockholders. Winding down our remaining business activities includes the corporate division functions, managing our remaining hospital, Bakersfield Heart Hospital, until its value is realized, realizing the value of corporate held assets and paying the creditors of previously sold hospitals in which we retained net working capital. The Company believes the following table accurately describes the costs and obligations that are expected to be paid over the period of liquidation of the Company.

Based on the Company’s net asset balances as of December 31, 2011, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors; however, there can be no assurances this will be the case. Payments are estimated as follows:

Net Assets Available for Distribution
(in thousands)
Category
Total assets	$243,458
Wind down related costs	35,785
Obligations under capital leases	456

Total liabilities	36,241
Noncontrolling interests at settlement amount	17,321

Total liabilities and noncontrolling interests	53,562

Net assets available for distribution	$189,896

Net assets available for distribution per common share	$9.33

The net assets available for distribution does not include expenses related to events or claims that we cannot reasonably quantity or predict and which may be material, including the cost and expenses related to the ICD Investigation.

These projected payments are based on significant estimates and judgments. The total amount available for stockholder distribution does not take into consideration any estimate of liabilities arising from the ICD Investigation or other unknown or unanticipated liabilities that may arise. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any proceeds to stockholders. The actual amount and timing of future liquidating distributions, if any, to stockholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations; the resolution of the Company’s investigation by the DOJ regarding ICD implantation; and actual costs incurred in connection with carrying out the Company’s Plan of Dissolution, including administrative costs during the liquidation period; and other factors. Included in the total assets of $243.5 million as of December 31, 2011, was $150.0 million of cash and cash equivalents. The aggregate amount of future distributions to stockholders is currently presented under GAAP as approximately $9.33 per share of common stock based on net assets as of December 31, 2011; however, the actual amount of cash remaining for distribution to stockholders following completion of dissolution could vary significantly.

The above does not take into consideration any estimate of liabilities arising from the ICD Investigation or other unknown or unanticipated liabilities which may arise during the wind-down period. However, based on our prior experience, we do expect that we will incur contingencies during our wind-down period that we cannot estimate at this time. Such contingencies may include any amounts due to creditors as a result of the DGCL process we will follow once we file for articles of dissolution, any amounts due to the government for unknown reimbursement claims, such as RAC audits, cost report settlements, and any other unknown contingent liability that may arise during the normal course of operations during the wind-down period, including legal claims. We previously estimated a range of potential unknown contingencies in our proxy filing filed with the Securities Exchange Commission on August 17, 2011 to be between $5.2 million to $19.8 million not including any contingency that may arise as a result of the DOJ’s investigation related to the implantation of ICD’s, or $3.3 million to $13.0 million, net of income tax (approximately $0.16 to $0.64 per common share). In addition, any contingency that may arise and which may be material, related to the DOJ’s investigation related to the implantation of ICD’s has also not been taken into consideration when determining the net realizable value of our assets available for distribution to our stockholders.

Impact of Unrealized Tax Attributes on Net Asset Realizable Value — The total assets available for stockholder distribution does not take into consideration $8.0 million, or $0.39 per common share, in tax attributes that are not recognizable under GAAP. These attributes may be recognizable once we have a definitive plan in place to dissolve certain of our partnerships.

Intercompany Financing Arrangements. Historically, we had provided secured real estate, equipment and working capital financings to our hospitals. As of December 31, 2011 and September 30, 2011, we had $31.0 million of inter-company working capital and real estate notes due from our remaining hospital. The intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets and matures in three years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.

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

Because these intercompany notes receivable and related interest income are eliminated with the corresponding notes payable and interest expense in the process of preparing our consolidated financial statements the amounts outstanding under these notes do not appear in our consolidated financial statements or accompanying notes. Information about the aggregate amount of these notes outstanding from time to time may be helpful, however, in understanding the amount of our total investment in our hospitals. In addition, we believe investors and others will benefit from a greater understanding of the significance of the priority rights we have under these intercompany notes receivable to distributions of cash by our hospitals as funds are generated from future operations, a potential sale of a hospital, or other sources. Because these notes receivable are senior to the equity interests of MedCath and our partners in each hospital, in the event of a sale of a hospital, the hospital would be required first to pay to us any balance outstanding under its intercompany notes prior to distributing any of the net proceeds of the sale to any of the hospital’s equity investors as a return on their investment based on their pro-rata ownership interests. Also, appropriate payments to us to amortize principal balances outstanding and to pay interest due under these notes are generally made to us from a hospital's available cash flows prior to any pro-rata distributions of a hospital’s earnings to the equity investors in the hospitals.

Results of Operations — Going Concern Basis

Three Months Ended December 31, 2010

Net Revenue. Our consolidated net revenue totaled $38.8 million for the three months ended December 31, 2010. This revenue was comprised of the operations of Bakersfield Heart Hospital, Hualapai Mountain Medical Center (“HMMC”) and Louisiana Heart Hospital. Subsequent to the adoption of liquidation basis of accounting on September 22, 2011, the Company disposed of its interest in HMMC and Louisiana Heart Hospital. Net revenue for the first quarter of fiscal 2011 included charity care deductions of $0.4 million.

Personnel expense. Personnel expense totaled $17.7 million during the first quarter of fiscal 2011. Included in personnel expense is $1.9 million stock based compensation. As part of the strategic options process and the impact that certain related events may have on non-deductibility of executive compensation, the compensation committee of our Board of Directors waived the performance vesting criteria for certain executive management’s restricted stock shares during the first quarter of fiscal 2011, therefore, all future stock based compensation related to the shares that would have vested over time as performance criteria were met was recognized during the first quarter of fiscal 2011.

Medical supplies expense. Medical supplies expense totaled $8.1 million for the first quarter of fiscal 2011.

Bad debt expense. Bad debt expense totaled $5.6 million for the first quarter of fiscal 2011 principally due to the large volume of self-pay net revenue for the first quarter of fiscal 2011. We reserve for the estimated bad debt on self-pay net revenue at the time of recognition based on our historical collection experience related to self-pay patients.

Other operating expenses. Other operating expenses totaled $14.1 million for the first quarter of fiscal 2011 and included $2.5 million related to our strategic options process along with normal operating expenses such as purchased contract services, corporate salaries and wages, insurance expense and repairs and maintenance.

Depreciation expense. Depreciation expense totaled $2.2 million for the first quarter of fiscal 2011.

Interest expense. Interest expense totaled $1.0 million for the first quarter of fiscal 2011 and principally represented amounts outstanding under the Company’s former debt facility, which was paid in full and terminated in May 2011.

Gain on sale of equity interests. The gain on sale of equity interests of $15.4 million for the first quarter of fiscal 2011 is related to the sale of our interest in Avera Heart Hospital of South Dakota (“AHHSD”). This sale occurred on October 1, 2010.

Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in unconsolidated hospitals, a hospital realty investment and a partnership that owns a medical office building located in Austin, Texas.

Equity in net earnings of unconsolidated affiliates totaled $0.3 million during the first quarter of fiscal 2011, which principally represents the Company’s share of the earnings of Harlingen Medical Center and HMC Realty, LLC. The Company disposed of its interests in these two entities in November 2011.

Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries totaled $11.4 million for the first quarter of fiscal 2011.

Income tax expense. Income tax expense totaled $2.1 million for the first quarter of fiscal 2011, which represents an effective tax rate of 36.8%. The first quarter fiscal 2011 effective rate is above our federal statutory rate of 35.0% primarily due to the effect of income allocable to our noncontrolling interests.

Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes totaled $44.8 million, net of taxes for the first quarter of fiscal 2011. During the first quarter of fiscal 2011, the Company recognized pre-tax gains upon disposition of assets of discontinued operations of $69.9 million, partially offset by an $11.1 million loss on early termination of debt at one of the facilities. The significant components of the gains recognized are a $35.7 million gain and a $34.3 million gain on the sale of the assets of Heart Hospital of Austin and TexSan Heart Hospital, respectively.

Disclosure About Critical Accounting Policies

Our accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2011. During the first three months of fiscal 2012 we adopted a new accounting policy as discussed in Note 3 — Recent Accounting Pronouncements to our consolidated financial statements. The adoption of this new accounting policy did not have a material impact on our consolidated financial statements.

Forward-Looking Statements

Some of the statements and matters discussed in this report, such as the payment of distributions to stockholders, and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and our other filings with the SEC, including the discussion of risk factors in Item 1A. Risk Factors in this report and our Annual Report on Form 10-K for the year ended September 30, 2011, before making an investment decision with respect to our equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.

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

The President and Chief Executive Officer and the Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2011, that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. See Note 6 — Contingencies and Commitments to the consolidated financial statements included in this report.

Item 1A.	Risk Factors

Information concerning certain risks and uncertainties appears under the heading “Forward-Looking Statements” in Part I, Item 2 of this report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2011. You should carefully consider these risks and uncertainties before making an investment decision with respect to our securities. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2011 or filings subsequently made with the Securities and Exchange Commission.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Equity Purchase Agreement by and between Prime Healthcare Services, Inc. and Harlingen Partnership Holdings, Inc., HMC Management Company, LLC and Harlingen Hospital Management, Inc. dated as of November 30, 2011.(1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCATH CORPORATION

Dated: February 9, 2012	By:	/s/ JAMES A. PARKER
James A. Parker
President and Chief Executive Officer (principal executive officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Equity Purchase Agreement by and between Prime Healthcare Services, Inc. and Harlingen Partnership Holdings, Inc., HMC Management Company, LLC and Harlingen Hospital Management, Inc. dated as of November 30, 2011.(1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 13, 2011.