Form 10-Q
period 2012-03-31
MEDCATH CORP
filed 2012-05-10
CIK 1139463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

As of May 5, 2012, there were 20,350,791 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(In thousands)

(Unaudited)

	March 31,	September 30,
	2012	2011
Assets:
Cash and cash equivalents	$169,528	$304,403
Accounts receivable	22,209	18,619
Notes receivable	—	22,317
Income tax receivable	2,241	7,636
Medical supplies	2,042	1,789
Prepaid expenses and other assets	2,314	2,605
Property and equipment	36,129	37,901
Deferred income tax assets	4,805	—
Investment in affiliates	3,125	13,400

Total assets	$242,393	$408,670

Liabilities:
Accounts payable	$4,687	$19,038
Accrued compensation and benefits	6,043	13,287
Dividends payable	—	139,373
Other accrued liabilities	22,098	28,342
Obligations under capital leases	391	520
Deferred income tax liabilities	—	459

Total liabilities	33,219	201,019
Noncontrolling interests at settlement amount	15,590	16,448

Total liabilities and noncontrolling interests	48,809	217,467

Net Assets in Liquidation	$193,584	$191,203

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(In thousands)

(Unaudited)

	For the three month	For the six month
	period ended	period ended
	March 31, 2012	March 31, 2012
Net assets in liquidation as of beginning of period	$189,896	$191,203
Net operations for the period ended March 31, 2012	5,281	5,553
Adjustments to net realizable value of assets	(812)	(1,879)
Adjustments to accrued liquidation costs during the period ended March 31, 2012	(781)	(1,293)

Net assets in liquidation as of March 31, 2012	$193,584	$193,584

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Going Concern Basis)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended	Six Months Ended
	March 31, 2011	March 31, 2011
Net revenue	$43,899	$82,739
Operating expenses:
Personnel expense	18,309	36,055
Medical supplies expense	8,646	16,731
Bad debt expense	5,974	11,599
Other operating expenses	14,285	28,398
Depreciation	2,146	4,393
Impairment of long-lived assets	19,548	19,548
(Gain) loss on disposal of property, equipment and other assets	(1)	41

Total operating expenses	68,907	116,765

Loss from operations	(25,008)	(34,026)
Other income (expenses):
Interest expense	(889)	(1,854)
Interest and other income	42	111
Gain on sale of unconsolidated affiliates	—	15,391
Equity in net earnings of unconsolidated affiliates	1,045	1,375

Total other income (expense), net	198	15,023

Loss from continuing operations before income taxes	(24,810)	(19,003)
Income tax benefit	(10,109)	(7,970)

Loss from continuing operations	(14,701)	(11,033)
Income from discontinued operations, net of taxes	4,395	49,192

Net (loss) income	(10,306)	38,159
Less: Net income attributable to noncontrolling interest	(3,189)	(14,615)

Net (loss) income attributable to MedCath Corporation	$(13,495)	$23,544

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(16,135)	$(12,665)
Income from discontinued operations, net of taxes	2,640	36,209

Net (loss) income	$(13,495)	$23,544

(Loss) earnings per share, basic
Loss from continuing operations attributable to MedCath
Corporation common stockholders	$(0.80)	$(0.63)
Income from discontinued operations attributable to MedCath
Corporation common stockholders	0.13	1.80

(Loss) earnings per share, basic	$(0.67)	$1.17

(Loss) earnings per share, diluted
Loss from continuing operations attributable to MedCath
Corporation common stockholders	$(0.80)	$(0.63)
Income from discontinued operations attributable to MedCath
Corporation common stockholders	0.13	1.80

(Loss) earnings per share, diluted	$(0.67)	$1.17

Weighted average number of shares, basic	20,208	20,075
Dilutive effect of stock options and restricted stock	—	—

Weighted average number of shares, diluted	20,208	20,075

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Going Concern Basis)

(In thousands)

(Unaudited)

Six Months Ended
March 31, 2011
Net income	$38,159
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations, net of taxes	(49,192)
Bad debt expense	11,599
Depreciation	4,393
Gain on sale of unconsolidated affiliates	(15,391)
Loss on disposal of property, equipment and other assets	41
Share-based compensation expense	2,854
Amortization of loan acquisition costs	840
Impairment of long-lived assets	19,548
Equity in earnings of unconsolidated affiliates, net of distributions received	(856)
Deferred income taxes	(7,886)
Change in assets and liabilities that relate to operations:
Accounts receivable	(14,193)
Medical supplies	176
Prepaid and other assets	(1,837)
Accounts payable and accrued liabilities	(6,341)

Net cash used in operating activities of continuing operations	(18,086)
Net cash provided by operating activities of discontinued operations	4,009

Net cash used in operating activities	(14,077)

Investing activities:
Purchases of property and equipment	(327)
Proceeds from sale of property and equipment	10
Proceeds from sale of unconsolidated affiliates	24,851

Net cash provided by investing activities of continuing operations	24,534
Net cash provided by investing activities of discontinued operations	202,213

Net cash provided by investing activities	226,747

Financing activities:
Repayments of long-term debt	(36,397)
Repayments of obligations under capital leases	(192)
Distributions to noncontrolling interest	(1,142)
Tax withholding of vested restricted stock awards	(2,397)

Net cash used in financing activities of continuing operations	(40,128)
Net cash used in financing activities of discontinued operations	(57,513)

Net cash used in financing activities	(97,641)

Net increase in cash and cash equivalents	115,029
Cash and cash equivalents:
Beginning of period	47,030

End of period	$162,059

Cash and cash equivalents of continuing operations	108,925
Cash and cash equivalents of discontinued operations	53,134

See notes to unaudited consolidated financial statements

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

1. Business and Basis of Presentation

MedCath Corporation (the “Company” or “MedCath”) historically owned and operated hospitals in partnership with physicians whom the Company believes have established reputations for clinical excellence. On March 1, 2010 the Company announced that its Board of Directors had formed a Strategic Options Committee to consider the sale either of the Company’s equity or the sale of its individual hospitals and other assets based on the Board of Directors’ determination that selling the Company’s assets or equity may provide the highest return for the Company’s stockholders. At that time the Company had majority ownership interests in eight hospitals, minority ownership interests in two hospitals, a minority ownership interest in a hospital real estate venture, and also owned MedCath Partners, a division of the Company that managed cardiac diagnostic and therapeutic facilities. Since this announcement through March 31, 2012, the Company has sold seven of its majority owned hospitals, its equity interest in the two minority owned hospitals, its equity interest in the real estate venture and the MedCath Partners division, including a venture that was minority owned through the Company’s MedCath Partners division. Accordingly, as of March 31, 2012, the Company’s single remaining hospital interest is a 53.3% ownership interest in Bakersfield Heart Hospital in Bakersfield, California with 47 licensed beds. The Company manages its operations from its corporate office located in Charlotte, North Carolina.

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

As a result of the adoption of a formal Plan of Dissolution, the Company’s activities are now limited to operating Bakersfield Heart Hospital, fulfilling transition service obligations to the purchaser of its hospitals, realizing the value of its remaining assets; making tax and regulatory filings; winding down its remaining business activities; managing its known and unknown contingencies; and making distributions to its stockholders. Winding down its remaining business activities includes the corporate division functions, managing Bakersfield Heart Hospital until its value is realized through a sale transaction, realizing the value of corporate held assets and paying the creditors of previously sold hospitals with the Company’s retained net working capital at the hospital entities. The Company is actively marketing its Bakersfield Heart Hospital and has several interested parties that are in various stages of due diligence, however, the timing and certainty of the sale of the asset is not known at this time.

Basis of Presentation — The Company’s unaudited interim consolidated financial statements as of March 31, 2012 and September 30, 2011 and for the three and six month periods ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America hereafter, (“generally accepted accounting principles”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly present the Company’s assets in liquidation, its changes in net assets in liquidation, and the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the six months ended March 31, 2012, the Company has not made any material changes in the selection or application of its critical accounting policies that were set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Segment Reporting — Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment if the segments have similar economic and overall industry characteristics, such as customer class, products and service. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Through March 31, 2011, the Company’s reportable segments consisted of the Hospital Division and the MedCath Partners Division. However, during the third quarter of fiscal 2011, the Company disposed of its interest in the Partners Division. Accordingly, the Company’s sole reporting segment is the Hospital Division.

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

2. Plan of Dissolution and Liquidation Basis of Accounting

Plan of Dissolution — The Company’s Plan of Dissolution provides for the completion of the voluntary liquidation, winding up and dissolution of the Company. As a result of the stockholders approval of the Plan of Dissolution, the Company will seek to (i) sell its remaining assets, (ii) pay, or establish a reserve to pay, all of the Company’s liabilities, including without limitation (a) any liabilities arising out of the United States Department of Justice (the “DOJ”) implantable cardioverter defibrillator (“ICD”) Investigation (see Note 6), (b) other currently unknown or unanticipated liabilities, and (c) a reserve of such additional amount as the Company’s Board of Directors determines to be necessary or appropriate under the General Corporation Law of the State of Delaware (“DGCL”) with respect to additional liabilities that may arise after the Company files for dissolution, and (iii) make one or more additional liquidating distributions. Thereafter, the Company will file a certificate of dissolution in accordance with Section 275 of the DGCL (the “Filing”) in order to dissolve and will attempt to liquidate any of its remaining unsold assets, satisfy or make reasonable provisions for the satisfaction of its remaining obligations, and make distributions to stockholders of any available liquidation proceeds, as well as any remaining cash on hand. Although not currently contemplated by the Company’s Board of Directors, if at any time prior to the Filing the Company’s Board of Directors determines that the Plan of Dissolution is not in the best interests of its stockholders, the Board of Directors may direct that the Plan of Dissolution be abandoned, or may amend or modify the Plan of Dissolution, to the extent permitted by the DGCL, without further stockholder approval. After the Filing, the Board of Directors may seek stockholder approval for the revocation of the Dissolution if it determines that the Plan of Dissolution is no longer in the best interests of the Company and its stockholders.

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

Accrued Cost of Liquidation

The Company accrued the estimated costs expected to be incurred during the dissolution period. The dissolution period provides time for the Company to sell its remaining assets and file articles of dissolution. Under DGCL, the dissolution period after the filing of the articles of dissolution must be a minimum of three years. In determining its total estimated costs to liquidate, the Company estimated that it will incur costs through September 30, 2015. The estimates were based on prior history, known future events, contractual obligations and the estimated time to complete the liquidation. The Company has recorded total accrued liabilities of $32.8 million, excluding obligations under capital leases, on the statement of net assets as of March 31, 2012. The $32.8 million is the total expected payments for the settlement of liabilities. The $32.8 million includes $21.1 million in accrued liabilities related to the Company’s corporate division and $11.7 million related to the Company’s previously sold entities and for Bakersfield Heart Hospital. Total accrued liabilities do not include any amount related to the DOJ ICD investigation since the Company is unable to reasonably estimate the amounts that could have to be repaid, if any, upon resolution of the investigation or any amount for unknown contingencies (see “Impact of Unknown Contingencies on Net Asset Realizable Value” in Item 2 of this Form 10Q). Activities relative to liquidation accruals related to the Company’s corporate division for the three and six months ended March 31, 2012 are as follows (in millions):

	September 30,	Cash	Adjustments	March 31,
	2011	Payments	to Accruals	2012
Salaries, wages and benefits	$11.2	$(6.8)	$(0.5)	$3.9
Outsourcing information technology and central business office functions	1.6	(1.1)	2.0	2.5
Contract breakage costs	2.8	—	—	2.8
Insurance	5.4	(2.3)	(0.3)	2.8
Legal, Board and other professional fees	11.6	(4.4)	0.4	7.6
Office and storage expense	1.8	(0.3)	(0.3)	1.2
Lease expense	0.7	(0.4)	—	0.3

Total liquidation accruals	$35.1	$(15.3)	$1.3	$21.1

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

	December 31,	Cash	Adjustments	March 31,
	2011	Payments	to Accruals	2012
Salaries, wages and benefits	$4.7	$(1.1)	$0.3	$3.9
Outsourcing information technology and central business office functions	2.3	(0.3)	0.5	2.5
Contract breakage costs	2.8	—	—	2.8
Insurance	3.0	(0.2)	—	2.8
Legal, Board and other professional fees	9.0	(1.4)	—	7.6
Office and storage expense	1.4	(0.2)	—	1.2
Lease expense	0.5	(0.2)	—	0.3

Total liquidation accruals	$23.7	$(3.4)	$0.8	$21.1

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

On November 30, 2011, the Company disposed of its 34.82% minority ownership interest in Harlingen Medical Center (“HMC”) in Harlingen, Texas, and its 36.06% ownership interest in HMC Realty, LLC, a real estate venture in Harlingen, Texas, which held the real estate related to Harlingen Medical Center, for total consideration of $9.0 million to Prime Health Services. The transaction resulted in a reduction of $8.5 million to investment in affiliates. In addition, the Company paid approximately $0.5 million of closing costs related to such disposition.

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

In August 2010, the FASB issued ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to identify such costs. The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2010, fiscal 2012 for the Company. The adoption of this ASU did not have any impact on the Company’s previously reported results of operations. However, the following additional disclosures outline the Company’s policy on provision of charity care and the aggregate direct and indirect costs of providing such care for the three and six month periods ended March 31, 2011:

The Company provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than the Company’s established rates. Patients that receive charity care discounts must provide a complete and accurate application, be in need of non-elective care and meet certain federal poverty guidelines established by the U.S. Department of Health and Human Services. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as net revenue. The aggregate direct and indirect cost of provision of such care based on the assigned diagnosis-related group to such patients aggregated $0.2 million and $0.4 million for the three and six month periods ended March 31, 2011, respectively.

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

4. Discontinued Operations

The results of operations for the three and six month periods ended March 31, 2011 include the continuing and discontinued operations of the Company. Discontinued operations are not presented separately under the liquidation basis of accounting. However, on September 30, 2011, the Company completed the sale of Hualapai Mountain Medical Center (“HMMC”) in Kingman, Arizona, to Kingman Regional Medical Center and the sale of the Company’s interest in Louisiana Medical Center & Heart Hospital (“LMCHH”) to Cardiovascular Care Group (“CCG”). MedCath financed CCG’s purchase with a secured promissory note that was initially scheduled to mature 60 days after closing, subject to extension at CCG’s election for up to 60 additional days. CCG paid the amount due under that promissory note on January 9, 2012. The total amount paid to MedCath was $22.1 million, which reflected accrued interest and adjustments for final net working capital. These two sales were completed subsequent to the adoption of the Plan of Dissolution, as approved by the Company’s stockholders on September 22, 2011, and therefore are not presented as discontinued operations in the accompanying statement of operations for the three and six month periods ended March 31, 2011.

Prior to its adoption of the liquidation basis of accounting on September 22, 2011, the Company sold its interests in certain businesses and reported the results of operations of those businesses as discontinued operations in its previously issued financial statements for the fiscal year ended September 30, 2011. As a result, the Company has reclassified the results of operations of the following entities within income from discontinued operations, net of taxes in the accompanying statement of operations for the three and six month periods ended March 31, 2011. The net realizable value of the assets and settlement amount of liabilities on the statement of net assets in liquidation includes the assets and liabilities of all continuing and discontinued operations.

Effective August 1, 2011, the Company sold its ownership interest and management rights in Arkansas Heart Hospital (“AHH”) to AR-MED, LLC, which is majority owned by Dr. Bruce Murphy, a physician affiliated with Little Rock Cardiology Clinic, P.A., and an existing investor in AHH. The transaction valued AHH at $73.0 million plus a percentage of the hospital’s available cash. The purchaser and Dr. Murphy have agreed to indemnify MedCath for liabilities arising from the pre-closing operations of the hospital, including but not limited to any liabilities that may arise from the pending ICD investigation (see Note 6).

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

During November 2010, the Company entered into an agreement to sell substantially all of the assets of TexSan Heart Hospital (San Antonio, Texas) (“TexSan”) to Methodist Healthcare System of San Antonio for $76.25 million, plus retained working capital. The transaction closed on December 31, 2010 with the Company retaining all accounts receivable and the hospital’s remaining liabilities. In addition, the Company acquired the partnership’s minority investors’ ownership in accordance with the terms of a call option agreement. See Note 6 for further discussion. The gain of $32.4 million has been included in income from discontinued operations for the six months ended March 31, 2011.

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

During February 2010, the Company entered into an agreement to sell substantially all of the assets of Heart Hospital of Austin (Texas) (“HHA”) to St. David’s Healthcare Partnership L.P. for $83.8 million plus retention of working capital. The transaction closed on November 1, 2010. The gain of $35.7 million has been included in income from discontinued operations for the six months ended March 31, 2011.

The Company has entered into transition services agreements with the buyers of certain of its sold assets that extend throughout fiscal 2012. As a result, the Company entered into a managed services agreement with McKesson Technologies, Inc. (“McKesson”) whereby McKesson would employ the majority of the Company’s information technology employees effective November 1, 2010. In addition, to facilitate collection of outstanding accounts receivable at such entities, on February 11, 2011 the Company entered into a master agreement for revenue cycle outsourcing with Dell Marketing L.P. (“Dell”) whereby Dell would assume the administrative responsibility for collection of outstanding accounts receivable for the Company’s current and disposed of entities. Furthermore, Dell retained the services of certain employees that had been employed by the Company on or before March 7, 2011 and effective March 1, 2011, Dell has sublet certain space that had been previously utilized by Company personnel involved in the collection of accounts receivable.

The results of operations of discontinued operations included in the consolidated statement of operations are as follows:

	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011
Net revenue	$52,015	$124,078
Gain from dispositions, net	—	69,903
Loss on early termination of debt	—	(11,130)
Income before income taxes	6,090	71,863
Income tax expense	1,695	22,671

Net income	4,395	49,192
Less: Net income attributable to noncontrolling interest	(1,755)	(12,983)

Net income attributable to MedCath Corporation	$2,640	$36,209

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

5. Investments in Affiliates

On November 30, 2011, the Company entered into a definitive agreement and simultaneously sold its ownership interest in Harlingen Medical Center and HMC Realty, LLC to Prime Healthcare Services (“Prime”). The transaction valued the Company’s combined ownership interest in Harlingen Medical Center and HMC Realty, LLC at $9.0 million. Anticipated net proceeds to the Company from the sale, along with the recapture of prior losses attributable to the operation of Harlingen Medical Center, resulted in a tax gain on the transaction of $20.4 million. As a result of the tax gain, the net after-tax proceeds from the transaction were $0.3 million. The Company had previously adjusted its investments in Harlingen Medical Center and HMC Realty, LLC to their net realizable value and had adjusted it deferred income taxes based on this gain. Accordingly, no adjustment to the net assets in liquidation was required for this transaction during the six months ended March 31, 2012.

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

As of March 31, 2012, the Company’s net realizable value in a partnership that owns a medical office building located in Austin, Texas represents the Company’s sole remaining unconsolidated affiliate.

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

The noncontrolling stockholders’ recorded basis in their partnership interest was zero prior to the amendment of this agreement. Accordingly, the Company recognized a redeemable noncontrolling interest. Furthermore, upon exercise, the Company converted the outstanding balance of the noncontrolling interest in this partnership together with amounts due from the noncontrolling stockholders into a net obligation, of which $3.0 million remains outstanding as of March 31, 2012.

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

The $5.3 million positive impact related to the Company’s operations includes approximately $2.7 million, net of tax and noncontrolling interests, related to an agreement the Company entered into in April 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services and the Centers for Medicare and Medicaid Services (referred to collectively as “HHS”). This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997. The Company anticipates that it will receive the majority of the cash settlement on or about June 30, 2012. The $2.7 million is reflected in the statement of net assets and the statement of changes in net assets for the three month period ending March 31, 2012.

During March 2012, CMS issued new Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursements (“Medicare DSH”) for federal fiscal years 2006 through 2009. As a result of these new SSI ratios, acute care hospitals are required to recalculate their Medicare DSH for the affected years and record adjustments for differences in estimated reimbursements. As a result, the Company recognized a negative adjustment of approximately $0.3 million to the statement of net assets and within the operations line on the statement of changes in net assets during the three month period ending March 31, 2012.

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

In 2005, CMS began using recovery audit contractors (“RAC”) to detect Medicare overpayments not identified through existing claims review mechanisms. RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process. The Health Care Reform Laws expanded the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010. The Company experienced an increase in requests for records from the RACs for the majority of our hospitals during the second quarter of fiscal 2012. The Company believes the claims for reimbursement submitted to the Medicare and Medicaid programs by the Company’s facilities have been accurate, however the Company is unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.

The Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through March 31, 2012. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is protecting its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material impact on the Company’s net assets in liquidation.

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

During the period March 2011 through April 2012, legal counsel for the Company met on multiple occasions with representatives of the DOJ to discuss the investigation and present preliminary findings regarding an internal review of a Company hospital other than the hospital subject to the CID. These preliminary findings were submitted to the DOJ and continue to be discussed by the parties. The Company intends to similarly present and submit findings for its other hospitals under investigation.

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

During October, 2009, a purported class action law suit was filed by an individual against the Bakersfield Heart Hospital, a consolidated subsidiary of the Company. In the complaint the plaintiff alleges that under California law, and specifically under the Knox-Keene Healthcare Service Plan Act of 1975 and under the Health and Safety Code of California, California prohibits the practice of “balance billing” for patients who are provided emergency services. On November 24, 2010, the court granted the Bakersfield Heart Hospital’s motion to strike plaintiff’s class allegations, which the plaintiff appealed. Thereafter, the parties discussed settlement and the matter settled in February 2011. The parties executed a Settlement and Release Agreement, and plaintiff dismissed his Complaint with prejudice and dismissed his pending appeal. Local counsel has advised that plaintiff’s counsel could locate another class representative to reinstitute the case, but the possibility becomes more remote as time passes due to the statute of limitations.

During June 2011 and 2010, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $0.3 million for the MedCath Partners Division, for each respective fiscal year. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of March 31, 2012 and September 30, 2011, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was $1.2 million and $0.6 million, respectively, which is included in other accrued liabilities in the consolidated statements of net assets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.

In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $0.4 million and $1.0 million as of March 31, 2012 and September 30, 2011, respectively, which is included in other accrued liabilities in the consolidated statements of net assets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $0.2 million per plan participant.

7. Per Share Data

Basic — The calculation of basic earnings per share includes 194,100 of restricted stock units that have vested but as of March 31, 2011 had not been converted into common stock.

Diluted — The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 854,812 shares of common stock at prices ranging from $9.95 to $33.05, which were outstanding at March 31, 2011 as well as 281,912 shares of restricted stock which were outstanding at March 31, 2011. No options or restricted stock were included in the calculation of diluted earnings per share for the three and six month periods ended March 31, 2011, as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of tax.

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

Restricted Stock Awards

There were 43,200 grants of restricted stock during the three and six month periods ended March 31, 2011. All restricted stock granted became fully vested on September 30, 2011. During the three and six month periods ended March 31, 2011, 11,192 and 435,172 restricted stock awards and units previously granted became vested, respectively.

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

Overview and Background of Strategic Options Process

We are a healthcare provider that currently owns and operates a hospital focused on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. On March 1, 2010, we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of our equity or the sale of our individual hospitals and other assets based on our Board of Directors’ determination that selling our assets or equity may provide the highest return for our stockholders. We retained Navigant Capital Advisors as our financial advisor to assist in this process. At that time we had majority ownership interests in eight hospitals, minority ownership interests in two hospitals, a minority ownership interest in a hospital real estate venture, and owned MedCath Partners, a division of MedCath that managed cardiac diagnostic and therapeutic facilities. Since this announcement, we have sold seven of our majority owned hospitals, our equity interest in the two minority owned hospitals, our equity interest in the hospital real estate venture and our MedCath Partners division, including a venture that was minority owned through our MedCath Partners division.

Accordingly, as of March 31, 2012, we had a 53.3% ownership interest in Bakersfield Heart Hospital in Bakersfield, California. We manage our remaining hospital from our corporate office located in Charlotte, North Carolina.

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

As a result of the adoption of a formal Plan of Dissolution, our activities are now limited to operating Bakersfield Heart Hospital, fulfilling transition service obligations to the purchaser of our hospitals, realizing the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities; and making distributions to our stockholders. Winding down our remaining business activities includes continuing our corporate division functions, managing our remaining hospital, Bakersfield Heart Hospital, until its value is realized through a sale transaction, realizing the value of corporate held assets and paying the creditors of previously sold hospitals with retained net working capital at the hospital entities. We are actively marketing our Bakersfield Heart Hospital and have several interested parties that are in various stages of due diligence, however, the timing and certainty of the sale of the asset is not known at this time.

Management’s goal is to liquidate all of the Company’s remaining assets as soon as practical while seeking to maximize stockholder value. We currently anticipate that all of the remaining operating assets of the Company will be sold in calendar 2012, and that an additional liquidating distribution will be paid before the Company files a certificate of dissolution, subject to the Company’s obligation to pay or make provisions to satisfy all of its expenses and liabilities. After the sale of its operating assets, the Company intends to retain an amount of assets that are needed to ensure that it has sufficient assets to pay or satisfy all of its remaining expenses and liabilities. Payroll and related costs and other expenses are currently anticipated to be incurred at least through September 30, 2015 in order to complete all required regulatory filings and audits. Accordingly, our estimate of expenses anticipated to be incurred during the period from April 1, 2012 to September 30, 2015 have been accrued as of March 31, 2012 in our financial statements prepared on the liquidation basis of accounting. Such estimate does not include any estimate of liabilities arising from the ICD Investigation or other unknown or unanticipated liabilities. The Company may transfer all of its assets to a liquidating trust prior to September 30, 2015 and may make additional liquidating distributions prior to September 30, 2015.

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

Plan of Dissolution

As a result of the September 22, 2011 approval of the Plan of Dissolution by our stockholders, the following events have occurred, or the Company anticipates will occur:

•

The Company made the first liquidating distribution declared under the Plan of Dissolution of $139.4 million, equal to $6.85 per share of the Company’s common stock outstanding on September 22, 2011 as (the “First Liquidating Distribution”) as a result of, among other things, the sales of a material portion of our assets. The First Liquidating Distribution was paid October 13, 2011 to stockholders of record on October 6, 2011;

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

•

In addition to the First Liquidating Distribution, the Company will seek to make one or more Additional Liquidating Distributions to stockholders of the Company’s common stock as of the record date for any such distributions under the circumstances described herein;

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

•

After the Filing, the Company will pay, or establish reserves for payment of, all of its liabilities and obligations in the manner provided under the DGCL. Those liabilities and obligations will include, among other things, all valid claims made against us and all expenses arising out of the sale of assets, the liquidation and dissolution provided for in the Plan of Dissolution, potential unknown contingencies (see “Impact of Unknown Contingencies on Net Asset Realizable Value”) and the liabilities associated with the pending ICD Investigation. We do not know the amount of these potential liabilities but currently believe that such amounts may be material and may materially reduce the amount of Additional Liquidating Distributions. Such payments and reserves will be made using the funds which the Company retains or collects as of or after the Filing; and

•

After the Filing, when the Company has paid or made adequate provision for payment of all of its liabilities and obligations in the manner provided under the DGCL, including without limitation liabilities which may arise in respect of the ICD Investigation, successfully sold any of its Remaining Assets, one or more Additional Liquidating Distributions may be made to stockholders as of the record date for such distributions which record date shall be on or about the date of the Filing. The timing and amount of the benefits of the Tax Attributes realized by the Company will also affect the amounts and timing of any Additional Liquidating Distributions. We currently anticipate that any post-Filing Additional Liquidating Distributions would be made no sooner than at least the date which is approximately nine months after the Filing as a result of the dissolution process required pursuant to the DGCL and may not occur, if at all, until several years after the Filing. After the Filing the Company may transfer some or all of its assets to a liquidating trust or limited liability company for the benefit of our stockholders.

Changes in Net Assets in Liquidation

Three Month Period Ended March 31, 2012

The Company’s net asset value increased $3.7 million for the period from December 31, 2011 to March 31, 2012. The change in net assets was due to a $5.3 million positive impact related to the operations of the Company’s remaining hospital as well as the wind-down operations of previously sold hospitals, a $0.8 million reduction in the estimated net realizable value of assets and a $0.8 million decrease related to the estimated net liquidation costs during the wind-down period.

The $5.3 million positive impact related to our operations includes approximately $2.7 million, net of tax and noncontrolling interests, related to an agreement we entered into in April 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services and the Centers for Medicare and Medicaid Services (referred to collectively as “HHS”). This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997. We anticipate that we will receive the majority of the cash settlement on or about June 30, 2012. The $2.7 million is reflected in the statement of net assets and the statement of changes in net assets for the three month period ending March 31, 2012.

During March 2012, CMS issued new Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursements (“Medicare DSH”) for federal fiscal years 2006 through 2009. As a result of these new SSI ratios, acute care hospitals are required to recalculate their Medicare DSH for the affected years and record adjustments for differences in estimated reimbursements. As a result, we recorded a negative adjustment of approximately $0.3 million to the statement of net assets and within the operations line on the statement of changes in net assets during the three month period ending March 31, 2012.

The net realizable value of assets decrease of $0.8 million was due to a $0.3 million reduction in the estimated net realizable value of certain assets as a result of updated market indications of value and a $0.5 million reduction in deferred tax assets as the result of the increase in estimated total liquidation costs and the impact of the current quarter net income versus a projected loss for the quarter.

Activities relative to liquidation accruals related to the Company’s corporate division for the three month period ended March 31, 2012 are as follows (in millions):

	December 31,	Cash	Adjustments	March 31,
	2011	Payments	to Accruals	2012
Salaries, wages and benefits	$4.7	$(1.1)	$0.3	$3.9
Outsourcing information technology and central business office functions	2.3	(0.3)	0.5	2.5
Contract breakage costs	2.8	—	—	2.8
Insurance	3.0	(0.2)	—	2.8
Legal, Board and other professional fees	9.0	(1.4)	—	7.6
Office and storage expense	1.4	(0.2)	—	1.2
Lease expense	0.5	(0.2)	—	0.3

Total liquidation accruals	$23.7	$(3.4)	$0.8	$21.1

We increased our estimate related to salaries, wages and benefits by $0.3 million to account for the need to retain certain employees longer than previously planned as a result of continuing to hold certain assets. We also increased our estimate of total costs related to the outsourcing of information technology by $0.5 million. This increase is related to updated estimates obtained to outsource our corporate IT function over a longer term.

Six Month Period Ended March 31, 2012

The Company’s net asset value increased $2.4 million for the period from September 30, 2011 to March 31, 2012. The change in net assets was due to a $5.6 million positive impact related to operations, a $1.9 million reduction in the estimated net realizable value of assets and a $1.3 million decrease related to the increase in estimated net liquidation costs during the wind-down period.

The adjustments to net realizable value of assets decrease of $1.9 million was due to a $2.4 million decrease in the estimated net realizable value of certain of our assets, including a $1.2 million reduction in the net realizable value of the Company’s investment in a partnership that owns a medical office building as a result of updated market offers, partially offset by an increase in deferred tax assets.

Activities relative to liquidation accruals related to the Company’s corporate division for the six month period ended March 31, 2012 are as follows (in millions):

	September 30,	Cash	Adjustments	March 31,
	2011	Payments	to Accruals	2012
Salaries, wages and benefits	$11.2	$(6.8)	$(0.5)	$3.9
Outsourcing information technology and central business office functions	1.6	(1.1)	2.0	2.5
Contract breakage costs	2.8	—	—	2.8
Insurance	5.4	(2.3)	(0.3)	2.8
Legal, Board and other professional fees	11.6	(4.4)	0.4	7.6
Office and storage expense	1.8	(0.3)	(0.3)	1.2
Lease expense	0.7	(0.4)	—	0.3

Total liquidation accruals	$35.1	$(15.3)	$1.3	$21.1

Our Salaries, wages and benefits accrual was adjusted by $0.5 million to account for the need to retain certain employees longer than previously planned as a result of continuing to hold certain assets and the extension of transition services provided to sold hospitals. We entered into several transition services agreements during fiscal 2011 with buyers of our assets to provide information technology and business office support. Some of these services were extended beyond their original service end date. The extension of these services increased our estimated expense related to our outsourcing of information technology and central business office functions. We also increased our estimated cost to outsource our corporate IT function. These increases were partially offset by an increase in our estimate of total revenues related to the outsourcing of information technology. The reduction in insurance and office storage expenses was due to our ability to manage costs at the corporate level during the first quarter of fiscal 2012 offset by higher anticipated legal, board and professional fees related to the ICD investigation.

Impact of Unknown Contingencies on Net Asset Realizable Value – The net realizable value of assets under Generally Accepted Accounting Principles (“GAAP”) may not represent the same amount we believe is distributable to our stockholders if we were to present a current range of estimated proceeds available for distribution to our stockholders as presented in our August 17, 2011 proxy filing. The net realizable value of our assets under GAAP at March 31, 2012 does not take into consideration any estimated range of potential unknown contingencies. Accounting for contingencies under GAAP requires that the contingency be probable and estimable in order to be accrued. However, based on prior history, we do expect that we will incur contingencies during our wind-down period that we cannot estimate at this time. Such contingencies may include any amounts due to creditors as a result of the DGCL process we will follow once we file for articles of dissolution, any amounts due to the government for unknown reimbursement claims, such as recovery audits (“RAC” audits), cost report settlements, and any other unknown contingent liability that may arise during the normal course of operations during the wind-down period, including legal claims and governmental investigations. We previously estimated a range of potential unknown contingencies to be between $5.2 million to $19.8 million not including any contingency, which may be material, that may arise as a result of the DOJ’s investigation related to the implantation of ICD’s, or $3.3 million to $13.0 million, net of income tax. We have updated this estimate to be between $3.9 million to $21.1 million not including any contingency, which may be material, that may arise as a result of the DOJ’s investigation related to the implantation of ICD’s, or $2.4 million to $12.9 million, net of income tax ($0.12 to $0.63 per common share). In addition, any contingency that may arise, related to the DOJ’s ICD Investigation has also not been accrued when determining the net realizable value of our assets available for distribution to our stockholders.

Impact of Unrealized Tax Attributes on Net Asset Realizable Value – The total assets available for stockholder distribution does not take into consideration $8.0 million, or $0.39 per common share, in tax attributes that are not recognizable under GAAP. These attributes may be recognizable once we liquidate certain of our partnerships. If, however, there should be an “ownership change” under and as defined in Section 382 of the Internal Revenue Code of 1986, as amended, the expected refund of income taxes including the $8.0 million of the attributes noted above, as well as other potential income tax refunds, could be substantially reduced. On June 13, 2011, the Company entered into a Section 382 stockholders rights plan (the “Section 382 Rights Plan”) seeking to preserve for the Company’s stockholders the value or availability of certain of the Company’s tax attributes.

Liquidity and Capital Resources

As a result of the adoption of a formal Plan of Dissolution, our activities are now limited to operating Bakersfield Heart Hospital, fulfilling transition service obligations to the purchaser of our hospitals, realizing the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities; managing our known and unknown contingencies; and making distributions to our stockholders. Winding down our remaining business activities includes the corporate division functions, managing our remaining hospital, Bakersfield Heart Hospital, until its value is realized, realizing the value of corporate held assets and paying the creditors of previously sold hospitals in which we retained net working capital. The Company believes the following table accurately describes the costs and obligations that are expected to be paid over the period of liquidation of the Company.

Based on the Company’s net asset balances as of March 31, 2012, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors; however, there can be no assurances. Payments are estimated as follows:

Net Assets Available
for Distribution
(in thousands)
Category
Total assets	$242,393
Wind down related costs	32,828
Obligations under capital leases	391

Total liabilities	33,219
Noncontrolling interests at settlement amount	15,590

Total liabilities and noncontrolling interests	48,809

Net assets available for distribution	$193,584

Net assets available for distribution per common share	$9.51

The net assets available for distribution does not include expenses related to events or claims that we cannot reasonably quantify or predict and which may be material, including the cost and expenses related to governmental investigations, such as the ICD Investigation.

These projected payments are based on significant estimates and judgments. The total amount available for stockholder distribution does not take into consideration any estimate of liabilities arising from the ICD Investigation or other unknown or unanticipated liabilities that may arise. Through the liquidation period, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any proceeds to stockholders. The actual amount and timing of future liquidating distributions, if any, to stockholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations; the resolution of the Company’s investigation by the DOJ regarding ICD implantation; and actual costs incurred in connection with carrying out the Company’s Plan of Dissolution, including administrative costs during the liquidation period; and other factors. Included in the total assets of $242.4 million as of March 31, 2012, was $169.5 million of cash and cash equivalents. The aggregate amount of future distributions to stockholders is currently presented under GAAP as approximately $9.51 per share of common stock based on net assets as of March 31, 2012; however, the actual amount of cash remaining for distribution to stockholders following completion of dissolution could be significantly less .

The above does not take into consideration any estimate of liabilities arising from the ICD Investigation or other unknown or unanticipated liabilities which may arise during the wind-down period. However, based on prior history, we do expect that we will incur contingencies during our wind-down period that we cannot estimate at this time. Such contingencies may include any amounts due to creditors as a result of the DGCL process we will follow once we file for articles of dissolution, any amounts due to the government for unknown reimbursement claims, such as RAC audits, cost report settlements, and any other unknown contingent liability that may arise during the normal course of operations during the wind-down period, including legal claims and governmental investigations. We previously estimated a range of potential unknown contingencies to be between $5.2 million to $19.8 million not including any contingency, which may be material, that may arise as a result of the DOJ’s investigation related to the implantation of ICD’s, or $3.3 million to $13.0 million, net of income tax. We have updated this estimate to be between $3.9 million to $21.1 million not including any contingency, which may be material, that may arise as a result of the DOJ’s investigation related to the implantation of ICD’s, or $2.4 million to $12.9 million, net of income tax ($0.12 to $0.63 per common share). In addition, any contingency that may arise related to the DOJ’s ICD Investigation has also not been accrued when determining the net realizable value of our assets available for distribution to our stockholders.

The realization of our total net assets is based on the timing of certain events including the realization of our income tax receivable and deferred tax assets. We may elect to offset these tax assets with future income tax liabilities, if any, which would delay the actual cash recognition, related to the tax assets.

Impact of Unrealized Tax Attributes on Net Asset Realizable Value – The total assets available for stockholder distribution does not take into consideration $8.0 million, or $0.39 per common share, in tax attributes that are not recognizable under GAAP. These attributes may be recognizable once we liquidate certain of our partnerships. If, however, there should be an “ownership change” under and as defined in Section 382 of the Internal Revenue Code of 1986, as amended, the expected refund of income taxes including the $8.0 million of tax attributes noted above, as well as other potential income tax refunds, could be substantially reduced. On June 13, 2011, the Company entered into a Section 382 stockholders rights plan (the “Section 382 Rights Plan”) seeking to preserve for the Company’s stockholders the value or availability of certain of the Company’s tax attributes.

Intercompany Financing Arrangements. Historically, we had provided secured real estate, equipment and working capital financings to our hospitals. As of March 31, 2012 and December 31, 2011, we had $30.0 million and $30.6 million, respectively, of inter-company working capital and real estate notes due from our remaining hospital. The intercompany real estate loan is separately documented and secured with a lien on the borrowing hospital’s real estate, building and equipment and certain other assets and matures in 3 years and accrues interest at variable rates based on LIBOR plus an applicable margin or a fixed rate similar to terms commercially available.

We receive a fee from the minority partners in subsidiary hospitals as consideration for providing these intercompany real estate and equipment loans. We also used intercompany financing arrangements to provide cash support to individual hospitals for their working capital and other corporate needs. We provide these working capital loans pursuant to the terms of the operating agreements between our physician and hospital investor partners and us at each of our hospitals. These intercompany loans are evidenced by promissory notes that establish borrowing limits and provide for a market rate of interest to be paid to us on outstanding balances. These intercompany loans are subordinate to our hospital’s mortgage debt outstanding, but are senior to our equity interests and our partners’ equity interests in the hospital venture and are secured, subject to the prior rights of the senior lenders, in each instance by a pledge of certain of the borrowing hospital’s assets.

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

Results of Operations – Going Concern Basis

Three Months Ended March 31, 2011

Net Revenue. Our consolidated net revenue totaled $43.9 million for the three months ended March 31, 2011. This revenue was comprised of the operations of Bakersfield Heart Hospital, Hualapai Mountain Medical Center (“HMMC”) and Louisiana Heart Hospital (“LHH”). Subsequent to the adoption of liquidation basis of accounting on September 22, 2011, the Company disposed of its interests in HMMC and LHH. Net revenue for the second quarter of fiscal 2011 included charity care deductions of $0.2 million.

Personnel expense. Personnel expense totaled $18.3 million for the second quarter of fiscal 2011.

Medical supplies expense. Medical supplies expense totaled $8.6 million for the second quarter of fiscal 2011.

Bad debt expense. Bad debt expense totaled $6.0 million for the second quarter of fiscal 2011 principally due to the large volume of self-pay net revenue for the second quarter of fiscal 2011. We reserve for the estimated bad debt on self-pay net revenue at the time of recognition based on our historical collection experience related to self-pay patients.

Other operating expenses. Other operating expenses totaled $14.3 million for the second quarter of fiscal 2011 and included $1.6 million related to our strategic options process along with normal operating expenses such as purchased contract services, corporate salaries and wages, insurance expense and repairs and maintenance.

Depreciation expense. Depreciation expense totaled $2.1 million for the second quarter of fiscal 2011.

Impairment expense. Impairment expense totaled $19.5 million for the second quarter of fiscal 2011. During the second quarter of fiscal 2011, the Company recognized an impairment of property and equipment at two of its hospitals due to declines in operating performance as well as the uncertainty at those hospitals as a result of the Company’s strategic options process.

Interest expense. Interest expense totaled $0.9 million for the second quarter of fiscal 2011 and principally represented amounts outstanding under the Company’s former debt facility, which was paid in full in May 2011.

Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in unconsolidated hospitals, a hospital realty investment and a partnership that owns a medical office building located in Austin, Texas.

Equity in net earnings of unconsolidated affiliates totaled $1.0 million during the second quarter of fiscal 2011, which principally represents the Company’s share of the earnings of Harlingen Medical Center and HMC Realty, LLC. The Company disposed of its interests in these two entities in November 2011.

Income tax benefit. Income tax benefit totaled $10.1 million for the second quarter of fiscal 2011.

Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes totaled $4.4 million for the second quarter of fiscal 2011.

Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries totaled $3.2 million for the second quarter of fiscal 2011.

Results of Operations – Going Concern Basis

Six Months Ended March 31, 2011

Net Revenue. Our consolidated net revenue totaled $82.7 million for the six months ended March 31, 2011. This revenue was comprised of the operations of Bakersfield Heart Hospital, HMMC and LHH. Subsequent to the adoption of liquidation basis of accounting on September 22, 2011, the Company disposed of its interests in HMMC and LHH. Net revenue for the first six months of fiscal 2011 included charity care deductions of $0.4 million.

Personnel expense. Personnel expense totaled $36.1 million for the first six months of fiscal 2011. Included in personnel expense is $2.9 million stock based compensation. As part of the strategic options process and the impact that certain related events may have on non-deductibility of executive compensation, the compensation committee of our Board of Directors waived the performance vesting criteria for certain executive management’s restricted stock shares during the first quarter of fiscal 2011, therefore, all future stock based compensation related to the shares that would have vested over time as performance criteria were met was recognized during the first quarter of fiscal 2011.

Medical supplies expense. Medical supplies expense totaled $16.7 million for the first six months of fiscal 2011.

Bad debt expense. Bad debt expense totaled $11.6 million for the first six months of fiscal 2011 principally due to the large volume of self-pay net revenue for fiscal 2011. We reserve for the estimated bad debt on self-pay net revenue at the time of recognition based on our historical collection experience related to self-pay patients.

Other operating expenses. Other operating expenses totaled $28.4 million for the first six months of fiscal 2011 and included $4.1 million related to our strategic options process along with normal operating expenses such as purchased contract services, corporate salaries and wages, insurance expense and repairs and maintenance.

Depreciation expense. Depreciation expense totaled $4.4 million for the first six months of fiscal 2011.

Impairment expense. Impairment expense totaled $19.5 million for the first six months of fiscal 2011. During the second quarter of fiscal 2011, the Company recognized an impairment of property and equipment at two of its hospitals due to declines in operating performance as well as the uncertainty at those hospitals as a result of the Company’s strategic options process.

Interest expense. Interest expense totaled $1.9 million for the first six months of fiscal 2011 and principally represented amounts outstanding under the Company’s former debt facility, which was paid in full in May 2011.

Gain on sale of equity interests. The gain on sale of equity interests of $15.4 million for the first six months of fiscal 2011 is related to the sale of our interest in Avera Heart Hospital of South Dakota (“AHHSD”). Such sale occurred on October 1, 2010.

Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in unconsolidated hospitals, a hospital realty investment and a partnership that owns a medical office building located in Austin, Texas.

Equity in net earnings of unconsolidated affiliates totaled $1.4 million during the first six months of fiscal 2011, which principally represents the Company’s share of the earnings of Harlingen Medical Center and HMC Realty, LLC. The Company disposed of its interests in these two entities in November 2011.

Income tax benefit. Income tax benefit totaled $8.0 million for the first six months of fiscal 2011.

Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes totaled $49.2 million for the first six months of fiscal 2011. During the first six months of fiscal 2011, the Company recognized pre-tax gains upon disposition of assets of discontinued operations of $69.9 million, partially offset by an $11.1 million loss on early termination of debt at one of the facilities. The significant components of the gains recognized are a $35.7 million gain and a $34.3 million gain on the sale of the assets of HHA and TexSan Heart Hospital, respectively.

Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries totaled $14.6 million for the first six months of fiscal 2011. Included in net income attributable to noncontrolling interest are $7.1 million and $2.2 million due to the noncontrolling shareholders’ interest in the gains recognized in fiscal 2011 upon the disposition of the majority of the assets of HHA and TexSan Heart Hospital, respectively.

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

Forward-Looking Statements

Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements, including those relating to estimated distributions to the Company, resolution of outstanding payables and obligations, the potential outcome of governmental investigations and others. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and our other filings with the SEC, including the discussion of risk factors in Item 1A. Risk Factors in this report and our Annual Report on Form 10-K for the year ended September 30, 2010, before making an investment decision with respect to our equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.

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

Item 4. Controls and Procedures

The President and Chief Executive Officer and the Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2012, that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes during the fiscal quarter to the Company’s internal controls over financial reporting that materially affected or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

MEDCATH CORPORATION

Dated: May 10, 2012	By:	/s/ JAMES A. PARKER
James A. Parker
President and Chief Executive Officer (principal executive officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002