Form 10-Q
period 2012-06-30
MEDCATH CORP
filed 2012-08-09
CIK 1139463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

As of August 8, 2012, there were 20,350,790 shares of $0.01 par value common stock outstanding.

MEDCATH CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(In thousands)

(Unaudited)

	June 30, 2012	September 30, 2011
Assets:
Cash and cash equivalents	$168,547	$304,403
Accounts receivable	2,857	18,619
Sales proceeds receivable	38,929	—
Notes receivable	—	22,317
Income tax receivable	3,451	7,636
Medical supplies	—	1,789
Prepaid expenses and other assets	1,323	2,605
Property and equipment	515	37,901
Deferred income tax assets	4,838	—
Investment in affiliates	3,125	13,400

Total assets	$223,585	$408,670

Liabilities:
Accounts payable	$1,683	$19,038
Accrued compensation and benefits	2,854	13,287
Dividends payable	—	139,373
Other accrued liabilities	19,346	28,342
Obligations under capital leases	—	520
Deferred income tax liabilities	—	459

Total liabilities	23,883	201,019
Noncontrolling interests at settlement amount	6,726	16,448

Total liabilities and noncontrolling interests	30,609	217,467

Net Assets in Liquidation	$192,976	$191,203

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(In thousands)

(Unaudited)

	For the three month period ended June 30, 2012	For the nine month period ended June 30, 2012
Net assets in liquidation as of beginning of period	$193,584	$191,203
Net operations for the period ended June 30, 2012	(182)	5,371
Adjustments to net realizable value of assets	(242)	(2,121)
Adjustments to accrued liquidation costs during the period ended June 30, 2012	(184)	(1,477)

Net assets in liquidation as of June 30, 2012	$192,976	$192,976

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Going Concern Basis)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011
Net revenue	$42,080	$124,819
Operating expenses:
Personnel expense	17,192	53,246
Medical supplies expense	8,145	24,874
Bad debt expense	6,056	17,656
Other operating expenses	15,683	44,080
Depreciation	1,822	6,214
Impairment of long-lived assets	810	20,358
Gain on disposal of property, equipment and other assets	(222)	(181)

Total operating expenses	49,486	166,247

Loss from operations	(7,406)	(41,428)
Other income (expenses):
Interest expense	(471)	(2,327)
Interest and other income	46	161
Gain on sale of unconsolidated affiliates	—	15,391
Equity in net earnings of unconsolidated affiliates	303	1,679

Total other income (expense), net	(122)	14,904

Loss from continuing operations before income taxes	(7,528)	(26,524)
Income tax benefit	(3,161)	(11,131)

Loss from continuing operations	(4,367)	(15,393)
Income from discontinued operations, net of taxes	18,389	67,604

Net income	14,022	52,211
Less: Net income attributable to noncontrolling interest	(1,691)	(16,336)

Net income attributable to MedCath Corporation	$12,331	$35,875

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(5,119)	$(17,783)
Income from discontinued operations, net of taxes	17,450	53,658

Net income	$12,331	$35,875

(Loss) earnings per share, basic
Loss from continuing operations attributable to MedCath Corporation common stockholders	$(0.25)	$(0.88)
Income from discontinued operations attributable to MedCath Corporation common stockholders	0.86	2.66

Earnings per share, basic	$0.61	$1.78

(Loss) earnings per share, diluted
Loss from continuing operations attributable to MedCath Corporation common stockholders	$(0.25)	$(0.88)
Income from discontinued operations attributable to MedCath Corporation common stockholders	0.86	2.66

Earnings per share, diluted	$0.61	$1.78

Weighted average number of shares, basic	20,245	20,132
Dilutive effect of stock options and restricted stock	—	—

Weighted average number of shares, diluted	20,245	20,132

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Going Concern Basis)

(In thousands)

(Unaudited)

Nine Months Ended June 30, 2011
Net income	$52,211
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations, net of taxes	(67,604)
Bad debt expense	17,656
Depreciation	6,214
Gain on sale of unconsolidated affiliates	(15,391)
Gain on disposal of property, equipment and other assets	(181)
Share-based compensation expense	3,282
Amortization of loan acquisition costs	1,104
Impairment of long-lived assets	20,358
Equity in earnings of unconsolidated affiliates, net of distributions received	(583)
Deferred income taxes	(11,586)
Change in assets and liabilities that relate to operations:
Accounts receivable	(19,060)
Medical supplies	167
Prepaid and other assets	5,345
Accounts payable and accrued liabilities	(7,817)

Net cash used in operating activities of continuing operations	(15,885)
Net cash provided by operating activities of discontinued operations	2,884

Net cash used in operating activities	(13,001)
Investing activities:
Purchases of property and equipment	(1,614)
Proceeds from sale of property and equipment	279
Changes in cash restricted for investment	(1,772)
Proceeds from sale of unconsolidated affiliates	24,851

Net cash provided by investing activities of continuing operations	21,744
Net cash provided by investing activities of discontinued operations	231,790

Net cash provided by investing activities	253,534
Financing activities:
Repayments of long-term debt	(66,563)
Repayments of obligations under capital leases	(286)
Distributions to noncontrolling interest	(2,436)
Tax withholding of vested restricted stock awards	(2,494)

Net cash used in financing activities of continuing operations	(71,779)
Net cash used in financing activities of discontinued operations	(58,914)

Net cash used in financing activities	(130,693)

Net increase in cash and cash equivalents	109,840
Cash and cash equivalents:
Beginning of period	47,030

End of period	$156,870

Cash and cash equivalents of continuing operations	103,876
Cash and cash equivalents of discontinued operations	52,994

See notes to unaudited consolidated financial statements.

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

1. Business and Basis of Presentation

MedCath Corporation (the “Company” or “MedCath”) historically owned and operated hospitals in partnership with physicians. On March 1, 2010 the Company announced that its Board of Directors had formed a Strategic Options Committee to consider the sale either of the Company’s equity or the sale of its individual hospitals and other assets as the Board of Directors determined that selling the Company’s assets or equity may provide the highest return for the Company’s stockholders. At that time the Company had majority ownership interests in eight hospitals, minority ownership interests in two hospitals, a minority ownership interest in a hospital real estate venture, and also owned MedCath Partners, a division of the Company that managed cardiac diagnostic and therapeutic facilities. Since this announcement through June 30, 2012, the Company has sold all eight of its majority owned hospitals, including Bakersfield Heart Hospital (“BHH”), which was sold on June 30, 2012, its equity interest in the two minority owned hospitals, its equity interest in a real estate venture and the MedCath Partners division, including a venture that was minority owned through the Company’s MedCath Partners division. As of June 30, 2012, the Company’s remaining assets which it will seek to liquidate include an investment in a partnership that owns a medical office building in Austin, Texas and two catheterization labs that were retained after the sale of the MedCath Partners division. The Company manages its wind-down operations from its corporate office located in Charlotte, North Carolina.

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

As a result of the adoption of a formal Plan of Dissolution, the Company’s activities are now limited to winding down its affairs, including but not limited to, fulfilling transition service obligations to the buyer of BHH; seeking to realize the value of its remaining assets; making tax and regulatory filings; winding down its remaining business activities and satisfying its remaining liabilities.

Basis of Presentation — The Company’s unaudited interim consolidated financial statements as of June 30, 2012 and September 30, 2011 and for the three and nine month periods ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America hereafter, (“generally accepted accounting principles”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly present the Company’s assets in liquidation, its changes in net assets in liquidation, and the results of operations and financial position for the periods presented. All intercompany transactions and balances have been eliminated.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the nine months ended June 30, 2012, the Company has not made any material changes in the selection or application of its critical accounting policies that were set forth in its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

MedCath’s Board of Directors believes the conditions outlined in the Company’s August 17, 2011 Proxy Statement to file a certificate of dissolution in accordance with Section 275 of the DGCL by September 22, 2012 have been satisfied. As a result, the Company currently anticipates making the Filing and a liquidating distribution (the “Pre-Filing Distribution”) to its stockholders of $5.83 to $6.33 per share as part of the Plan of Dissolution on September 21, 2012. Such Pre-Filing Distribution is expected to be approved by the Board of Directors no later than August 30, 2012.

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

Accrued Cost of Liquidation

The Company accrued the estimated costs expected to be incurred during the dissolution period. The dissolution period provides time for the Company to sell its remaining assets and file its certificate of dissolution. Under DGCL, the dissolution period after the filing of the certificate of dissolution must be a minimum of three years. In determining its total estimated costs to liquidate, the Company estimated that it will incur costs through September 30, 2015. The estimates were based on prior history, known future events, contractual obligations and the estimated time to complete the liquidation. The Company has recorded total accrued liabilities of $23.9 million on the statement of net assets as of June 30, 2012. The $23.9 million is the total expected payments for the settlement of liabilities. The $23.9 million includes $17.3 million in accrued liabilities related to the Company’s corporate division and $6.6 million related to the Company’s sold entities. Total accrued liabilities recorded in accordance with Generally Accepted Accounting Principles (“GAAP”) do not include any amount related to the DOJ ICD investigation since the Company is unable to reasonably estimate the amounts that could have to be repaid, if any, upon resolution of the investigation or any amount for unknown contingencies (see “Impact of Unknown Contingencies on Net Asset Realizable Value” in Item 2 of this Form 10Q). The pre-tax change in liquidation accruals related to the Company’s corporate division for the three and nine months ended June 30, 2012 are as follows (in millions):

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except percentages and per share data)

	September 30, 2011	Cash Payments	Adjustments to Accruals	June 30, 2012
Salaries, wages and benefits	$11.2	$(7.8)	$(0.5)	$2.9
Outsourcing information technology and central business office functions	1.6	(1.2)	1.4	1.8
Contract breakage costs	2.8	—	(0.2)	2.6
Insurance	5.4	(3.1)	(0.3)	2.0
Legal, Board and other professional fees	11.6	(5.9)	1.0	6.7
Office and storage expense	1.8	(0.7)	(0.2)	0.9
Lease expense	0.7	(0.7)	0.4	0.4

Total liquidation accruals	$35.1	$(19.4)	$1.6	$17.3

	March 31, 2012	Cash Payments	Adjustments to Accruals	June 30, 2012
Salaries, wages and benefits	$3.9	$(1.0)	$—	$2.9
Outsourcing information technology and central business office functions	2.5	(0.1)	(0.6)	1.8
Contract breakage costs	2.8	—	(0.2)	2.6
Insurance	2.8	(0.8)	—	2.0
Legal, Board and other professional fees	7.6	(1.5)	0.6	6.7
Office and storage expense	1.2	(0.4)	0.1	0.9
Lease expense	0.3	(0.3)	0.4	0.4

Total liquidation accruals	$21.1	$(4.1)	$0.3	$17.3

Net Assets and Liabilities in Liquidation

In connection with the Company’s stockholders’ approval of the Plan of Dissolution, the Board of Directors declared a liquidating distribution of $6.85 per share of common stock outstanding on September 22, 2011, which was paid October 13, 2011 to stockholders of record on October 6, 2011. This was the first liquidating distribution declared in connection with the Plan of Dissolution and aggregated $139.4 million resulting in a corresponding reduction of dividends payable.

Net assets in liquidation decreased $0.6 million for the three months ended June 30, 2012 and increased $1.8 million for the nine months ended June 30, 2012. The decrease for the three months ended June 30, 2012 is a result of approximately $0.2 million loss in operations, net of tax, related to retained partnerships in which we sold certain assets. We incurred expenses related to professional fees and patient refunds for these partnerships which are not included in the corporate wind down costs. We also adjusted the net realizable value of certain of our assets down by $0.2 million, net of tax, and increased our total estimated corporate wind down costs by approximately $0.2 million, net of tax, during the three month period ended June 30, 2012.

The increase in net assets for the nine month period ended June 30, 2012 was due to results of operations including the operations of Bakersfield Heart Hospital for the first nine months prior to the sale of the hospital on June 30, 2012. The Company’s operations for the first nine months ended June 30, 2012 includes $2.7 million, net of tax and noncontrolling interests, related to an agreement the Company entered into in April 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services and the Centers for Medicare and Medicaid Services (referred to collectively as “HHS”). This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997.

The operations for the nine months ended June 30, 2012 were offset by the reduction in the net realizable value of assets of approximately $2.1 million based on updated indications of market value, and an increase of approximately $1.5 million in estimated corporate wind down costs. The corporate wind down costs were increased during the nine months ending June 30, 2012 to account for professional fees expected to be incurred related to our on-going DOJ investigation, legal costs to be incurred related to the dissolution process, and costs to be incurred to outsource our corporate IT function to a third party.

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

In August 2010, the FASB issued ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to identify such costs. The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2010, fiscal 2012 for the Company. The adoption of this ASU did not have any impact on the Company’s previously reported results of operations. However, the following additional disclosures outline the Company’s policy on provision of charity care and the aggregate direct and indirect costs of providing such care for the three and nine months ended June 30, 2011:

The Company provided care to patients who met certain criteria under our charity care policy without charge or at amounts less than the Company’s established rates. Patients that received charity care discounts had to provide a complete and accurate application, be in need of non-elective care and meet certain federal poverty guidelines established by the U.S. Department of Health and Human Services. Because the Company does not pursue collection of amounts determined to qualify as charity care, they were not reported as net revenue. The aggregate direct and indirect cost of provision of such care based on the assigned diagnosis-related group to such patients aggregated $0.1 million and $0.5 million for the three and nine month periods ended June 30, 2011, respectively.

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

4. Discontinued Operations

The results of operations for the three and nine month periods ending June 30, 2011 include the continuing and discontinued operations of the Company. Discontinued operations are not presented separately under the liquidation basis of accounting. However, on September 30, 2011, the Company completed the sale of Hualapai Mountain Medical Center (“HMMC”) in Kingman, Arizona, to Kingman Regional Medical Center and the sale of the Company’s interest in Louisiana Medical Center & Heart Hospital (“LMCHH”) to Cardiovascular Care Group (“CCG”). MedCath financed CCG’s purchase with a secured promissory note that was initially scheduled to mature 60 days after closing, subject to extension at CCG’s election for up to 60 additional days. CCG paid the amount due under that promissory note on January 9, 2012. The total amount paid to MedCath was $22.1 million, which reflected accrued interest and adjustments for final net working capital. In addition, on June 30, 2012, the Company entered into a definitive equity purchase agreement and completed the sale of its 53.31% equity interest in BHH and its secured loans to BHH to CCG. The purchase price for the Company’s equity interest in and secured loans to BHH was $38.9 million including the final net working capital settlement. These three sales were completed subsequent to the adoption of the Plan of Dissolution, as approved by the Company’s stockholders on September 22, 2011, and therefore are not presented as discontinued operations in the accompanying statement of operations for the three and nine month periods ended June 30, 2011.

Prior to its adoption of the liquidation basis of accounting on September 22, 2011, the Company sold its interests in certain businesses and reported the results of operations of those businesses as discontinued operations in its previously issued financial statements for

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

the fiscal year ended September 30, 2011. As a result, the Company has reclassified the results of operations of the following entities within income from discontinued operations, net of taxes in the accompanying statement of operations for the three and nine month periods ended June 30, 2011. The net realizable value of the assets and settlement amount of liabilities on the statement of net assets in liquidation includes the assets and liabilities of all continuing and discontinued operations.

Effective August 1, 2011, the Company sold its ownership interest and management rights in Arkansas Heart Hospital (“AHH”) to AR-MED, LLC. The transaction valued AHH at $73.0 million plus a percentage of the hospital’s available cash. The purchaser has agreed to indemnify MedCath for liabilities arising from the pre-closing operations of the hospital, including but not limited to any liabilities that may arise from the pending ICD investigation (see Note 6).

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

During November 2010, the Company entered into an agreement to sell substantially all of the assets of TexSan Heart Hospital (San Antonio, Texas) (“TexSan”) to Methodist Healthcare System of San Antonio for $76.25 million, plus retained working capital. The transaction closed on December 31, 2010 with the Company retaining all accounts receivable and the hospital’s remaining liabilities. In addition, the Company acquired the partnership’s minority investors’ ownership in accordance with the terms of a call option agreement. See Note 6 for further discussion. The gain of $34.2 million has been included in income from discontinued operations for the nine months ended June 30, 2011. Subsequent to June 30, 2011, the gain was reduced by $1.9 million for additional noncontrolling interests.

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

During February 2010, the Company entered into an agreement to sell substantially all of the assets of Heart Hospital of Austin (Texas) (“HHA”) to St. David’s Healthcare Partnership L.P. for $83.8 million plus retention of working capital. The transaction closed on November 1, 2010. The gain of $35.7 million has been included in income from discontinued operations for the nine months ended June 30, 2011.

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

The results of operations of discontinued operations included in the consolidated statement of operations are as follows:

	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011
Net revenue	$49,861	$173,939
Gain from dispositions, net	25,947	95,850
Loss on early termination of debt	—	(11,130)
Income before income taxes	29,236	101,122
Income tax expense	10,847	33,518

Net income	18,389	67,604
Less: Net income attributable to noncontrolling interest	(939)	(13,946)

Net income attributable to MedCath Corporation	$17,450	$53,658

5. Investments in Affiliates

On November 30, 2011, the Company entered into a definitive agreement and simultaneously sold its ownership interest in Harlingen Medical Center and HMC Realty, LLC to Prime Healthcare Services (“Prime”). The transaction valued the Company’s combined ownership interest in Harlingen Medical Center and HMC Realty, LLC at $9.0 million. Anticipated net proceeds to the Company from the sale, along with the recapture of prior losses attributable to the operation of Harlingen Medical Center, resulted in a tax gain on the transaction of $20.4 million. As a result of the tax gain, the net after-tax proceeds from the transaction were $0.3 million. The Company had previously adjusted its investments in Harlingen Medical Center and HMC Realty, LLC to their net realizable value and had adjusted it deferred income taxes based on this gain. Accordingly, no adjustment to the net assets in liquidation was required for this transaction during the nine months ended June 30, 2012.

On October 1, 2010, the Company sold its interest in Avera Heart Hospital of South Dakota for $25.1 million to Avera McKennan whereby Avera McKennan purchased a MedCath subsidiary which was the indirect owner of a one-third ownership interest. Prior to its disposition, the Company had accounted for its investment in Avera Heart Hospital of South Dakota using the equity method of accounting. The Company recognized a gain on the disposition of $15.4 million during the nine months ended June 30, 2011.

As of June 30, 2012, the Company’s net realizable value in a partnership that owns a medical office building located in Austin, Texas represents the Company’s sole remaining unconsolidated affiliate.

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

The noncontrolling stockholders’ recorded basis in their partnership interest was zero prior to the amendment of this agreement. Accordingly, the Company recognized a redeemable noncontrolling interest. Furthermore, upon exercise, the Company converted the outstanding balance of the noncontrolling interest in this partnership together with amounts due from the noncontrolling stockholders into a net obligation, of which $3.5 million remains outstanding as of June 30, 2012.

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

The $5.4 million positive impact related to the Company’s operations for the first nine months ended June 30, 2012 includes $2.7 million, net of tax and noncontrolling interests, related to an agreement the Company entered into in April 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services and the Centers for Medicare and Medicaid Services (referred to collectively as “HHS”). This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997. The Company received $3.3 million of the cash settlement (before minority interest and taxes) prior to June 30, 2012 and has $1.6 million reflected in accounts receivable as of June 30, 2012 on the Statement of Net Assets. The $1.6 million has been retained by the fiscal intermediary. The Company is in process of seeking payment from the fiscal intermediary as soon as possible as the Company believes that the withholding of the payment is not permitted under the settlement agreement.

During March 2012, CMS issued new Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursements (“Medicare DSH”) for federal fiscal years 2006 through 2009. As a result of these new SSI ratios, acute care hospitals are required to recalculate their Medicare DSH for the affected years and record adjustments for differences in estimated reimbursements. As a result, the Company recognized a negative adjustment of $0.3 million to the statement of net assets and within the operations line on the statement of changes in net assets during the nine month period ending June 30, 2012.

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

On September 17, 2010, consistent with letters received by other hospitals and hospital systems, the DOJ sent a letter notifying the Company of the DOJ’s investigation of eight Company hospitals regarding ICD implantations. Of such hospitals, the Company is not liable for findings for two of these hospitals under the terms of the sales agreements of these two hospitals. In its letter, the DOJ stated that its review was preliminary and its data suggests that Company hospitals may have submitted claims for ICDs and related services that were inconsistent with Medicare policy.

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

During the period since March 2011 legal counsel for the Company has met on multiple occasions with representatives of the DOJ to discuss the investigation and present preliminary findings regarding an internal review of a Company hospital other than the hospital subject to the CID. These preliminary findings were submitted to the DOJ and continue to be discussed by the parties. The Company intends to similarly present and submit findings for its other hospitals under investigation.

As discussed above, the Company has complied with all requests from the DOJ for information, is actively engaged in discussions with the DOJ regarding the issues involved in the ICD Investigation, and continues to develop and present arguments supporting the ICD implantations under investigation. Pursuant to the DOJ’s requests, the Company has entered into tolling agreements that tolled the statute of limitations for allegations related to ICDs until October 31, 2012. To date, the DOJ has not asserted any claims against the Company and the Company expects to continue to have input into the investigation. The Company is unable to evaluate the outcome of the investigation and is unable to reasonably estimate the amounts to be repaid, which may be material upon resolution of the investigation. However, the Company understands that this investigation is being conducted under the False Claims Act which could expose the Company to treble damages should the DOJ’s preliminary analysis of the Company’s hospitals’ ICD claims be substantiated. The Company’s total ICD net revenue historically has been a material component of total net patient revenue and the results of this investigation could have a material effect on the Company’s net assets in liquidation and the amount it will be able to distribute to its stockholders in connection with its planned liquidation and dissolution.

In addition to the above matters, the Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through June 30, 2012. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is taking steps to defend its interests in all such claims and actions and does not expect the ultimate resolution of these additional matters to have a material impact on the Company’s net assets in liquidation.

During June 2011, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $0.3 million for the MedCath Partners Division, for each respective fiscal year. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of June 30, 2012 and September 30, 2011, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was $0.3 million and $0.6 million, respectively, which is included in other accrued liabilities in the consolidated statements of net assets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.

In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims was $0 and $1.0 million as of June 30, 2012 and September 30, 2011, respectively, which is included in other accrued liabilities in the consolidated statements of net assets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $0.2 million per plan participant.

MEDCATH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except percentages and per share data)

7. Per Share Data

Basic — The calculation of basic earnings per share includes 194,100 of restricted stock units that have vested but as of June 30, 2011 have not been converted into common stock.

Diluted — The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 782,562 shares of common stock at prices ranging from $9.95 to $33.05, which were outstanding at June 30, 2011, as well as 259,000 shares of restricted stock which were outstanding at June 30, 2011. No options or restricted stock were included in the calculation of diluted earnings per share for the three and nine months ended June 30, 2011, as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of tax.

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

Restricted Stock Awards

There were 43,200 grants of restricted stock during the nine month period ended June 30, 2011. All restricted stock granted became fully vested on September 30, 2011. During the three and nine month periods ended June 30, 2011, 17,062 and 452,234 restricted stock awards and units previously granted became vested, respectively.

9. Subsequent Events

On July 2, 2012 the Company received $38.1 million of the $38.9 million sales proceeds from the sale BHH. The remaining balance due is for final net working capital adjustments that are being finalized by the Company and the buyer.

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

Overview and Background of Strategic Options Process

We are a healthcare provider that historically owned and operated hospitals focused on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. On March 1, 2010 we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of our equity or the sale of our individual hospitals and other assets as the Board of Directors determined that selling our assets or equity may provide the highest return for our stockholders. We retained Navigant Capital Advisors as our financial advisor to assist in this process. At that time we had majority ownership interests in eight hospitals, minority ownership interests in two hospitals, a minority ownership interest in a hospital real estate venture, and owned MedCath Partners, a division of MedCath that managed cardiac diagnostic and therapeutic facilities. Since this announcement, we have sold all of our majority owned hospitals, our equity interest in the two minority owned hospitals, our equity interest in the hospital real estate venture and our MedCath Partners division, including a venture that was minority owned through our MedCath Partners division. We are headquarted in Charlotte, North Carolina.

As of June 30, 2012, we sold our 53.3% ownership interest in and secured loans to Bakersfield Heart Hospital (“BHH”) in Bakersfield, California, which was funded by the buyer on July 2, 2012.

As of June 30, 2012, the Company’s remaining assets which it intends to liquidate include an investment in a partnership that owns a medical office building in Austin, Texas and two catheterization labs that were retained after the sale of the MedCath Partners division. The Company receives rental income related to the two catheterization labs and is seeking to sell its interest in the medical office building.

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

As a result of the adoption of a formal Plan of Dissolution and the disposition of our interests in BHH, the Company’s activities are now limited to fulfilling transition service obligations to the buyer of BHH; seeking to realize the value of its remaining assets; making tax and regulatory filings; winding down its remaining business activities and satisfying its remaining liabilities.

Management’s goal is to liquidate all of the Company’s remaining assets as soon as practical while seeking to maximize stockholder value. We currently anticipate that an additional liquidating distribution will be paid immediately before the Company files a certificate of dissolution, subject to the Company’s obligation to pay or make provisions to satisfy all of its expenses and liabilities. The Company intends to retain an amount of assets that the Company estimates are needed to pay or satisfy all of its remaining expenses and liabilities and complete the wind down of its affairs. Payroll and related costs and other expenses are currently anticipated to be incurred at least through September 30, 2015 in order to complete all required regulatory filings and audits. Accordingly, our estimate of expenses anticipated to be incurred during the period from July 1, 2012 to September 30, 2015 has been accrued as of June 30, 2012 in our financial statements prepared on the liquidation basis of accounting. This estimate of expenses does not include any estimate of liabilities arising from the ICD Investigation or other unknown or unanticipated liabilities. The Company may transfer all of its assets to a liquidating trust prior to September 30, 2015 and may make additional liquidating distributions prior to September 30, 2015. Since the announcement of the Strategic Options Committee and commencement of our strategic options process, the Company has completed the following transactions:

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

Subsequent to our adoption of the Plan of Dissolution on September 22, 2011, we have completed four transactions including:

•

The disposition of the Company’s 95.4% ownership interest in Louisiana Medical Center and Heart Hospital (“LMCHH”) to Cardiovascular Care Group (“CCG”) for $23.0 million on September 30, 2011, subject to certain working capital adjustments. A promissory note was received as consideration in connection with the sale. On January 9, 2012 such note was paid in full after immaterial adjustments for final net working capital were made.

•

The disposition of Hualapai Mountain Medical Center (“HMMC”) in which the Company sold the majority of the hospitals assets to Kingman Regional Medical Center for $31.0 million plus retention of working capital. The transaction was completed on September 30, 2011.

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

•	The disposition of the Company’s 53.31% ownership interest in BHH to CCG for $38.9 million as of June 30, 2012.

In connection with our stockholders’ approval of the Plan of Dissolution, our Board of Directors declared a liquidating distribution of $6.85 per share of common stock outstanding on September 22, 2011, which was paid October 13, 2011 to stockholders of record on October 6, 2011. This was the first liquidating distribution declared in connection with the Plan of Dissolution.

Plan of Dissolution

On August 17, 2011, MedCath filed a proxy statement with the SEC (the “Proxy”) seeking stockholder approval of a plan of complete liquidation and dissolution of the Company (the “Plan of Dissolution”). The stockholders of MedCath approved the Plan of Dissolution on September 22, 2011.

MedCath’s Board of Directors believes the conditions outlined in the Proxy to file a certificate of dissolution in accordance with Section 275 of the General Corporation Law of the State of Delaware (“DGCL”) (the “Filing”) by September 22, 2012 have been satisfied. As a result, the Company currently anticipates making the Filing and a liquidating distribution (the “Pre-Filing Distribution”) to its stockholders of $5.83 to $6.33 per share as part of the Plan of Dissolution on September 21, 2012. Such Pre-Filing Distribution is expected to be approved by the Board of Directors no later than August 30, 2012. MedCath had previously estimated a Pre-Filing Distribution range of $5.75 to $6.25 based on the net asset value as of March 31, 2012 as disclosed in the Company’s Form 8-K filed with the SEC on July 6, 2012. MedCath has subsequently increased the range by $0.08 per share as a result of the conversion of certain accounts receivable to cash during the third quarter of fiscal 2012.

All statements regarding the Pre-Filing Distribution are forward-looking statements. The estimate of the Pre-Filing Distribution does not take into consideration any tax benefits that may be realized as part of the wind-down process or the payment of contingent liabilities with funds included in the Holdback. The estimate of the Pre-Filing Distribution also does not take into consideration other assets that may be converted into cash subsequent to the Filing.

The Company’s management and Board of Directors will continue to evaluate all available information relevant to the amount and timing of the Pre-Filing Distribution and may make adjustments to the estimated range of the Pre-Filing Distribution as they determine to be appropriate. The actual amount of the Pre-Filing Distribution is subject to the approval of the Board of Directors, which is expected no later than August 30, 2012. The actual amount of the Pre-Filing Distribution could be less than the estimated range if one or more of the underlying assumptions or expectations used in preparing the estimated range prove to be inaccurate. Certain important factors, risks and uncertainties that could cause the actual amount to differ materially from the estimated range are described in the risk factors included in the Proxy and the Company’s Annual Report on Form 10-K, as amended, filed with the SEC on December 14, 2011. Additional liquidating distributions during the three year wind-down period, if any, will be made after the Filing in accordance with the DGCL once provision has been made for all liabilities of the Company.

Changes in Net Assets in Liquidation

Three Month Period Ended June 30, 2012

Net assets in liquidation decreased $0.6 million for the three months ended June 30, 2012. The decrease is a result of approximately $0.2 million loss, net of tax, in operations related to retained partnerships in which we sold certain assets. We incurred expenses related to professional fees and patient refunds for these partnerships which are not included in the corporate wind down costs. We also adjusted the net realizable value of certain of our assets down by $0.2 million, net of tax, and increased our total estimated corporate wind down costs by approximately $0.2 million, net of tax, during the three month period ended June 30, 2012.

Activities (prior to income tax) relative to liquidation accruals related to the Company’s corporate division for the three month period ended June 30, 2012 are as follows (in millions):

	March 31, 2012	Cash Payments	Adjustments to Accruals	June 30, 2012
Salaries, wages and benefits	$3.9	$(1.0)	$—	$2.9
Outsourcing information technology and central business office functions	2.5	(0.1)	(0.6)	1.8
Contract breakage costs	2.8	—	(0.2)	2.6
Insurance	2.8	(0.8)	—	2.0
Legal, Board and other professional fees	7.6	(1.5)	0.6	6.7
Office and storage expense	1.2	(0.4)	0.1	0.9
Lease expense	0.3	(0.3)	0.4	0.4

Total liquidation accruals	$21.1	$(4.1)	$0.3	$17.3

Our outsourcing information technology and central business office function expense declined due to our ability to offset the cost with transition service fee revenue and a reduction in cost to collect on accounts. We increased our legal, board and other professional fees to account for an anticipated increase in legal costs associated with the on-going ICD investigation and our wind down activities. Our estimated lease expense was increased to adjust for CPI increases and utility costs associated with our leased space. This increase was offset by a decline in the overall estimated contract breakage costs due to updated estimates.

Nine Month Period Ended June 30, 2012

Net assets in liquidation increased $1.8 million for the nine months ended June 30, 2012. The increase in net assets was due to results of operations including the operations of BHH for the first nine months prior to the sale of the hospital as of June 30,

2012. The Company’s operations for the first nine months ended June 30, 2012 includes $2.7 million, net of tax and noncontrolling interests, related to an agreement the Company entered into in April 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services and the Centers for Medicare and Medicaid Services (referred to collectively as “HHS”). This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997.

The operations for the nine months ended June 30, 2012 were offset by the reduction in the net realizable value of assets of approximately $2.1 million based on updated indications of market value, and an increase of approximately $1.5 million in estimated corporate wind down costs. The corporate wind down costs were increased during the nine months ending June 30, 2012 to account for professional fees expected to be incurred related to our on-going DOJ investigation, legal costs to be incurred related to the dissolution process, and costs to be incurred to outsource our corporate IT function to a third party.

Activities relative to liquidation accruals related to the Company’s corporate division for the nine month period ended June 30, 2012 are as follows (in millions):

	September 30, 2011	Cash Payments	Adjustments to Accruals	June 30, 2012
Salaries, wages and benefits	$11.2	$(7.8)	$(0.5)	$2.9
Outsourcing information technology and central business office functions	1.6	(1.2)	1.4	1.8
Contract breakage costs	2.8	—	(0.2)	2.6
Insurance	5.4	(3.1)	(0.3)	2.0
Legal, Board and other professional fees	11.6	(5.9)	1.0	6.7
Office and storage expense	1.8	(0.7)	(0.2)	0.9
Lease expense	0.7	(0.7)	0.4	0.4

Total liquidation accruals	$35.1	$(19.4)	$1.6	$17.3

Our Salaries, wages and benefits accrual was adjusted by $0.5 million to account for an increase in transition service revenues that offset our salaries, wages and benefits expense. We entered into several transition services agreements during fiscal 2011 with buyers of our assets to provide information technology and business office support. Some of these services were extended beyond their original service end date. The extension of these services increased our estimated expense related to our outsourcing of information technology and central business office functions. The reduction in insurance and office storage expenses was due to our ability to manage costs at the corporate level during the first quarter of fiscal 2012 offset by higher anticipated legal, board and professional fees related to the ICD investigation.

Impact of Unknown Contingencies on Net Asset Realizable Value — The net realizable value of our assets under GAAP at any time does not represent the same amount we believe is distributable to our stockholders. The net realizable value of our assets under GAAP at June 30, 2012, for example, does not take into consideration any estimated range of potential unknown contingencies. Accounting for contingencies under GAAP requires that the contingency be probable and estimable in order to be accrued. However, based on prior history, we do expect that we will incur contingencies during our wind-down period that we cannot estimate in accordance with GAAP at this time.

The Company has estimated an aggregate amount for potential unknown contingencies of approximately $48.0 to $58.0 million (the “Holdback”). The Holdback will be held by the Company after the Pre-Filing Distribution and used after the Filing in accordance with the DGCL to satisfy all of the Company’s contingent liabilities, including without limitation (a) any liabilities arising out of the DOJ’s ICD Investigation, the amount of which is currently unknown, (b) other currently unknown or unanticipated liabilities due to the government for unknown reimbursement claims, such as recovery audits (“RAC” audits), cost report settlements, and any other unknown contingent liability that may arise during the normal course of operations during the wind-down period, including legal claims and governmental investigations, as previously disclosed, and (c) a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise or be identified after the Filing. The Holdback is not intended to satisfy recorded wind-down liabilities because those have already been reflected in the Company’s net asset value as reflected on the Statement of Net Assets. All statements relating to the Holdback are forward-looking statements. The amount of the Holdback could be more or less than the amount necessary to satisfy all of the Company’s contingent liabilities if one or more of the underlying assumptions or expectations used in preparing the estimated amount prove to be inaccurate. Certain important factors, risks and uncertainties that could cause the actual amount to differ materially from the estimated range are described in the risk factors included in the Proxy and the Company’s Annual Report on Form 10-K, as amended, filed with the SEC on December 14, 2011.

MedCath’s management and Board of Directors will continue to evaluate the adequacy of the Holdback and may make adjustments to the Holdback as they determine to be appropriate prior to making the Pre-Filing Distribution. The amount of the Pre-Filing Distribution is subject to the approval by the Board of Directors, which is expected no later than August 30, 2012 and is subject to numerous risk factors listed in the August 17, 2011 Proxy and the Company’s Form 10-K filed with the SEC on December 14, 2011.

The Holdback does not take into consideration any tax benefits that may be realized as part of the wind-down process. On June 13, 2011, the Company entered into a Section 382 stockholders rights plan (the “Section 382 Rights Plan”) seeking to preserve for the Company’s stockholders the value or availability of certain of the Company’s tax attributes. Should there none the less be an “ownership change” under and as defined in Section 382 of the Internal Revenue Code of 1986, as amended, the expected refund of income taxes could be substantially reduced and the Company may lose the right to deduct losses incurred after the Filing that pertain to events that existed prior to the Filing (“Built-in-losses”), which losses could be significant. Built-in-losses would include any or all losses incurred as a result of the potential unknown contingencies underlying the estimated Hold Back amount of $48.0 to $58.0 million. To mitigate the risk of an “ownership change” occurring and causing the Company’s stockholders to lose the economic benefit of the deductions that would otherwise be available for any Built-in-losses that are incurred, the Board of Directors expects to set the payable date for the Pre-Filing distribution on the date the Company will make the Filing. As a result, the Company’s common stock will not trade ex-dividend prior to or on the date the Filing is made, which is currently expected to be made on September 21, 2012. The Company’s common stock, which trades on the Nasdaq Global Market® under the symbol “MDTH”, will cease trading on that market after the date of the Filing.

MedCath will close its stock transfer books and discontinue recording transfers of its common stock on the date on which it makes the Filing. After the Company closes its stock transfer books, the Company will not record any further transfers of its common stock on its books except by will, intestate succession or operation of law. Therefore, shares of MedCath’s common stock will not be voluntarily transferable after the effective date and time of the Filing. All subsequent distributions will be made to the Company’s stockholders pro rata according to their respective holdings of common stock as of the effective date and time of the filing. The Company intends to provide its stockholders notice of the date it intends to make the Filing with the Delaware Secretary of State, which is currently anticipated to be September 21, 2012, by public announcement and by filing a current report on Form 8-K, no less than 20 calendar days’ prior to the Filing.

Impact of Unrealized Tax Attributes on Net Asset Realizable Value — The total assets available for stockholder distribution does not take into consideration $8.0 million, or $0.39 per common share, in tax attributes that are not recognizable under GAAP. These attributes may be recognizable once we have a definitive plan in place to dissolve certain of our partnerships. If, however, there should be an “ownership change” under and as defined in Section 382 of the Internal Revenue Code of 1986, as amended, a possibility that the Company believes is unlikely, the expected refund of income taxes could be substantially reduced. On June 13, 2011, the Company entered into the Section 382 Rights Plan seeking to preserve for the Company’s stockholders the value or availability of certain of the Company’s tax attributes.

Liquidity and Capital Resources

As a result of the adoption of a formal Plan of Dissolution, our activities are now limited to winding down the Company’s affairs, including but not limited to, fulfilling transition service obligations to the buyer of BHH, seeking to realize the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities and satisfying our remaining liabilities.

Based on the Company’s net asset balances as of June 30, 2012, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors; however, there can be no assurances that they will depending upon the amount of unknown contingencies the Company incurs. The following table estimates the costs and obligations that are expected to be paid over the period of liquidation of the Company, but does not reflect any estimate for unknown or unanticipated liabilities that may arise.

Net Assets Available for Distribution
(in thousands)
Category
Total assets	$223,585
Wind down related costs	23,883
Noncontrolling interests at settlement amount	6,726

Total liabilities and noncontrolling interests	30,609

Net assets available for distribution	$192,976

Net assets available for distribution per common share	$9.48

The amount shown for net assets available for distribution does not reflect any reduction for expenses related to events or claims that we cannot reasonably quantify or predict and which may be material, including the cost and expenses related to the ICD Investigation.

These projected payments are based on significant estimates and judgments. The total amount available for stockholder distribution does not take into consideration any estimate of liabilities arising from the ICD Investigation or other unknown or unanticipated liabilities that may arise. Through the liquidation process, if the Company is able to generate cash proceeds in excess of what is needed to satisfy all the Company’s obligations, the Company will distribute any proceeds to stockholders. The actual amount and timing of future liquidating distributions, if any, to stockholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, the resolution of the Company’s investigation by the DOJ regarding ICD implantation; and actual costs incurred in connection with carrying out the Plan of Dissolution, including administrative costs during the liquidation period; and other factors. Included in the total assets of $223.6 million as of June 30, 2012, was $168.5 million of cash and cash equivalents. The aggregate amount of future distributions to stockholders is currently presented under GAAP as $9.48 per share of common stock based on net assets available as of June 30, 2012 and shares of common stock outstanding; however, the actual amount of cash remaining for distribution to stockholders following completion of dissolution may be materially less per share after payment of liabilities arising from the ICD Investigation and other unknown or unanticipated liabilities that may arise.

The above amounts do not take into consideration any estimate of liabilities arising from the ICD Investigation or other unknown or unanticipated liabilities that may arise during the wind-down period. Based on prior history, we expect to incur liabilities from contingencies that arise during our wind-down period that we cannot estimate at this time. The Company has estimated an amount for potential unknown contingencies of approximately $48.0 to $58.0 million (the “Holdback”). The Holdback will be held by the Company as of the Filing and used after the Filing in accordance with the DGCL to satisfy all of the Company’s contingent liabilities, including without limitation (a) any liabilities arising out of the DOJ’s ICD Investigation, the exact amount of which is currently unknown, (b) other currently unknown or unanticipated liabilities due to the government for unknown reimbursement claims, such as RAC audits, cost report settlements, and any other unknown contingent liability that may arise during the wind-down process, including legal claims and governmental investigations, as previously disclosed, and (c) a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL to pay additional liabilities that may arise or be identified after the Filing. The Holdback is not intended to satisfy recorded wind-down liabilities because those have already been reflected in the Company’s net asset value as reflected on the Statement of Net Assets.

The Holdback does not take into consideration any tax benefits that may be realized as part of the wind-down process. The realization of our total assets is based on the timing of certain events including the realization of our income tax receivable and deferred tax assets. We may elect to offset these tax assets with future income tax liabilities, if any, which would delay the actual cash recognition, related to the tax assets.

The Company’s management and Board of Directors will continue to evaluate all available information relevant to the amount and timing of the Pre-Filing Distribution and may make adjustments to the estimated range of the Pre-Filing Distribution as they determine to be appropriate. The actual amount of the Pre-Filing Distribution is subject to the approval of the Board of Directors, which is expected no later than August 30, 2012. The actual amount of the Pre-Filing Distribution could be less than the estimated range if one or more of the underlying assumptions or expectations used in preparing the estimated range prove to be inaccurate. Certain important factors, risks and uncertainties that could cause the actual amount to differ materially from the estimated range are described in the risk factors included in the Proxy and the Company’s Annual Report on Form 10-K, as amended, filed with the SEC on December 14, 2011. Additional liquidating distributions during the three year wind-down period, if any, will be made after the Filing in accordance with the DGCL once provision has been made for all liabilities of the Company.

On June 13, 2011, the Company entered into the Section 382 Rights Plan seeking to preserve for the Company’s stockholders the value or availability of certain of the Company’s tax attributes. Should there be an “ownership change” under and as defined in Section 382 of the Internal Revenue Code of 1986, as amended, the expected refund of income taxes could be substantially reduced as well as the deductibility of losses incurred after the Filing that pertain to events that existed prior to the Filing (“Built-in-losses”), which could be significant. Built-in-losses would include the Hold Back amount of $48.0 to $58.0 million, if incurred. The Company will not trade ex-dividend after the Pre-Filing Distribution on September 21, 2012 in order to preserve its tax attributes, including the Built-in-losses.

Impact of Unrealized Tax Attributes on Net Asset Realizable Value — The total assets available for stockholder distribution does not take into consideration $8.0 million, or $0.39 per common share based on common shares outstanding as of June 30, 2012, in tax attributes that are not recognizable under GAAP. These attributes may be recognizable once we have a definitive plan in place to dissolve certain of our partnerships. If, however, there should be an “ownership change” under and as defined in Section 382 of the Internal Revenue Code of 1986, as amended, a possibility that the Company believes is unlikely, the expected refund of income taxes could be substantially reduced. As noted above, on June 13, 2011, the Company entered into the Section 382 Rights Plan seeking to preserve for the Company’s stockholders the value or availability of certain of the Company’s tax attributes.

Intercompany Financing Arrangements. Historically, we had provided secured real estate, equipment and working capital financings to our hospitals. The final remaining outstanding inter-company note was purchased by the buyer of BHH, effective June 30, 2012, therefore, no inter-company notes are outstanding as of June 30, 2012.

Results of Operations — Going Concern Basis

Three Months Ended June 30, 2011

Net Revenue. Our consolidated net revenue totaled $42.1 million for the three months ended June 30, 2011. This revenue was comprised of the operations of BHH, HMMC and LMCHH. Subsequent to the adoption of liquidation basis of accounting on September 22, 2011, the Company disposed of its interests in BHH, HMMC and LMCHH. Net revenue for the third quarter of fiscal 2011 included charity care deductions of $0.1 million.

Personnel expense. Personnel expense totaled $17.2 million for the third quarter of fiscal 2011.

Medical supplies expense. Medical supplies expense totaled $8.1 million for the third quarter of fiscal 2011.

Bad debt expense. Bad debt expense totaled $6.1 million for the third quarter of fiscal 2011 principally due to the large volume of self-pay net revenue for the third quarter of fiscal 2011. We reserve for the estimated bad debt on self-pay net revenue at the time of recognition based on our historical collection experience related to self-pay patients.

Other operating expenses. Other operating expenses totaled $15.7 million for the third quarter of fiscal 2011 and included $2.7 million related to our strategic options process along with normal operating expenses such as purchased contract services, corporate salaries and wages, insurance expense and repairs and maintenance.

Depreciation expense. Depreciation expense totaled $1.8 million for the third quarter of fiscal 2011.

Impairment expense. Impairment expense totaled $0.8 million for the third quarter of fiscal 2011. During the third quarter of fiscal 2011, the Company recognized a write down of land held by the corporate segment.

Interest expense. Interest expense totaled $0.5 million for the third quarter of fiscal 2011 and principally represented amounts outstanding under the Company’s former credit facility, which was paid in full and terminated in May 2011.

Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in unconsolidated hospitals, a hospital realty investment and a partnership that owns a medical office building located in Austin, Texas.

Equity in net earnings of unconsolidated affiliates totaled $0.3 million during the third quarter of fiscal 2011, which principally represents the Company’s share of the earnings of Harlingen Medical Center and HMC Realty, LLC. The Company disposed of its interests in these two entities in November 2011.

Income tax benefit. Income tax benefit totaled $3.2 million for the third quarter of fiscal 2011.

Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes totaled $18.4 million for the third quarter of fiscal 2011. During the third quarter of fiscal 2011, the Company disposed of its interest in MedCath Partners and CCH and recognized a pre-tax gain on disposition of $25.9 million. Such gain was offset by taxes and the operations of the other discontinued hospitals.

Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries totaled $1.7 million for the third quarter of fiscal 2011.

Results of Operations — Going Concern Basis

Nine Months Ended June 30, 2011

Net Revenue. Our consolidated net revenue totaled $124.8 million for the nine months ended June 30, 2011. This revenue was comprised of the operations of BHH, HMMC and LMCHH. Subsequent to the adoption of liquidation basis of accounting on September 22, 2011, the Company disposed of its interests in BHH, HMMC and LMCHH. Net revenue for the first nine months of fiscal 2011 included charity care deductions of $0.5 million.

Personnel expense. Personnel expense totaled $53.2 million for the first nine months of fiscal 2011. Included in personnel expense is $3.3 million stock based compensation. As part of the strategic options process and the impact that certain related events may have on non-deductibility of executive compensation, the compensation committee of our Board of Directors waived the performance vesting criteria for certain executive management’s restricted stock shares during the first quarter of fiscal 2011, therefore, all future stock based compensation related to the shares that would have vested over time as performance criteria were met was recognized during the first quarter of fiscal 2011.

Medical supplies expense. Medical supplies expense totaled $24.9 million for the first nine months of fiscal 2011.

Bad debt expense. Bad debt expense totaled $17.7 million for the first nine months of fiscal 2011 principally due to the large volume of self-pay net revenue for fiscal 2011. We reserve for the estimated bad debt on self-pay net revenue at the time of recognition based on our historical collection experience related to self-pay patients.

Other operating expenses. Other operating expenses totaled $44.1 million for the first nine months of fiscal 2011 and included $7.8 million related to our strategic options process along with normal operating expenses such as purchased contract services, corporate salaries and wages, insurance expense and repairs and maintenance.

Depreciation expense. Depreciation expense totaled $6.2 million for the first nine months of fiscal 2011.

Impairment expense. Impairment expense totaled $20.4 million for the first nine months of fiscal 2011. During the second quarter of fiscal 2011, the Company recognized an impairment of property and equipment at two of its hospitals due to declines in operating performance as well as the uncertainty at those hospitals as a result of the Company’s strategic options process. In addition, during the third quarter of fiscal 2011, the Company recognized a write down of land held by the corporate segment.

Interest expense. Interest expense totaled $2.3 million for the first nine months of fiscal 2011 and principally represented amounts outstanding under the Company’s former debt facility, which was paid in full in May 2011.

Gain on sale of equity interests. The gain on sale of equity interests of $15.4 million for the first nine months of fiscal 2011 is related to the sale of our interest in Avera Heart Hospital of South Dakota. Such sale occurred on October 1, 2010.

Equity in net earnings of unconsolidated affiliates. The net earnings of unconsolidated affiliates are comprised of our share of earnings in unconsolidated hospitals, a hospital realty investment and a partnership that owns a medical office building located in Austin, Texas.

Equity in net earnings of unconsolidated affiliates totaled $1.7 million during the first nine months of fiscal 2011, which principally represents the Company’s share of the earnings of Harlingen Medical Center and HMC Realty, LLC. The Company disposed of its interests in these two entities in November 2011.

Income tax benefit. Income tax benefit totaled $11.1 million for the first nine months of fiscal 2011.

Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes totaled $67.6 million for the first nine months of fiscal 2011. During the first nine months of fiscal 2011, the Company recognized pre-tax gains upon disposition of assets of discontinued operations of $69.9 million, partially offset by an $11.1 million loss on early termination of debt at one of the facilities. The significant components of the gains recognized are a $35.7 million gain and a $34.2 million gain on the sale of the assets of HHA and TexSan Heart Hospital, respectively. In addition, the results were favorably affected by the operations of Heart Hospital of New Mexico and Arkansas Heart Hospital.

Net income attributable to noncontrolling interest. Noncontrolling interest share of earnings of consolidated subsidiaries totaled $16.3 million for the first nine months of fiscal 2011. Included in net income attributable to noncontrolling interest are $7.1 million and $2.2 million due to the noncontrolling shareholders’ interest in the gains recognized in fiscal 2011 upon the disposition of the majority of the assets of HHA and TexSan Heart Hospital, respectively.

Disclosure About Critical Accounting Policies

Our accounting policies are disclosed in our Annual Report on Form 10-K for the year ended September 30, 2011. During the first nine months of fiscal 2012 we adopted a new accounting policy as discussed in Note 2 — Recent Accounting Pronouncements to our consolidated financial statements. The adoption of this new accounting policy did not have a material impact on our consolidated financial statements.

Forward-Looking Statements

Some of the statements and matters discussed in this report and in exhibits to this report, including but not limited to those relating to the Holdback, the Pre-Filing Distribution and any additional distribution to be made after the Filing, constitute forward-looking statements, including those relating to estimated distributions to the Company, resolution of outstanding payables and obligations, amongst others. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information in this report and our other filings with the SEC, including the discussion of risk factors in Item 1A. Risk Factors in this report and our Annual Report on Form 10-K for the year ended September 30, 2011, before making an investment decision with respect to our equity securities. A copy of this report, including exhibits, is available on the internet site of the SEC at http://www.sec.gov or through our website at http://www.medcath.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks. There was no material change in our policy for managing risk related to variability in interest rates, commodity prices, other relevant market rates and prices during the first nine months of fiscal 2012. See Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for further discussions about market risk.

Item 4. Controls and Procedures

The President and Chief Executive Officer and the Vice President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2012, that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes during the fiscal quarter to the Company’s internal controls over financial reporting that materially affected or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

MEDCATH CORPORATION

Dated: August 9, 2012	By:	/s/ JAMES A. PARKER
James A. Parker
President and Chief Executive Officer (principal executive officer)

	By:	/s/ LORA RAMSEY
Lora Ramsey
Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002