Form 10-K
period 2012-09-30
MEDCATH CORP
filed 2012-12-14
CIK 1139463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-33009

MedCath Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-2248952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10800 Sikes Place, Suite 200

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐     The registrant is required to file this Annual Report on Form 10-K, but on October 30, 2012, the registrant filed a Form 15 certification and notification of termination of registration of the registrant’s common stock $0.01 par value, under section 12(g) of the Securities Exchange Act of 1934 and suspension of the Company’s duty to file reports under sections 13 and 15(d) of the Securities Exchange Act of 1934.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 31, 2012 was approximately $160.0 million (computed by reference to the closing sales price of $7.86 for such stock on the Nasdaq Global Market® on such date).

MEDCATH CORPORATION

FORM 10-K

FORWARD-LOOKING STATEMENTS

Some of the statements and matters discussed in this report and in exhibits to this report constitute forward-looking statements. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. The forward-looking statements contained in this report include, among others, statements about the following:

•	the impact of governmental entity audits,

•	difficulties in executing our strategy to dissolve and liquidate the Company,

•	existing governmental regulations and changes in, or failure to comply with, governmental regulations, and

•	liabilities and other claims asserted against us now and in the future.

Although these statements are made in good faith based upon assumptions our management believes are reasonable on the date they are made, we cannot assure you that we will achieve our goals. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report and its exhibits might not occur or results could differ materially from those reflected in forward-looking statements. Our forward-looking statements speak only as of the date of this report or the date they were otherwise made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We urge you to review carefully all of the information included in, or incorporated by reference into, this report and the discussion of risk factors.

Unless otherwise noted, the following references in this report will have the meanings below:

•	the terms the “Company,” “MedCath,” “we,” “us” and “our” refer to MedCath Corporation and its consolidated subsidiaries;

•	references to fiscal years are to our fiscal years ending September 30; and

•	references to the Company’s 2011 fiscal period are for the period of October 1, 2010 to September 22, 2011.

PART I

Item 1.	Business

Overview and Background of Strategic Options Process

Through partnerships with physicians, we previously owned and operated hospitals that focused on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We opened our first hospital in 1996. On March 1, 2010 we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of our equity or the sale of our individual hospitals and other assets as the Board of Directors had determined that selling our assets or equity may provide the highest return for our stockholders. We retained Navigant Capital Advisors as our financial advisor to assist in this process. At that time we had majority ownership interests in eight hospitals, minority ownership interests in two hospitals, a minority ownership interest in a hospital real estate venture, and owned MedCath Partners, a division of MedCath that owned and managed cardiac diagnostic and therapeutic facilities. Since we made that announcement, we have sold all eight of our majority owned hospitals, our equity interest in the two minority owned hospitals, our equity interest in a real estate venture and our MedCath Partners division.

On September 22, 2011, at a special meeting of stockholders, our stockholders approved (a) the sale of all or substantially all of our remaining assets prior to filing a certificate of dissolution and (b) the dissolution and complete liquidation of the Company (as described in Section 356(a) of the Internal Revenue Code of 1986, as amended, after the Board of Directors of the Company had concluded that the implementation of a formal plan of dissolution (the “Plan of Dissolution”) was in the best interest of the Company and its stockholders. Accordingly, we adopted the liquidation basis of accounting as of September 22, 2011 since the liquidation and dissolution of the Company was imminent.

As a result of the adoption of a formal Plan of Dissolution, our activities have been limited to realizing the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities and making distributions to our stockholders. Winding down our remaining business activities includes our corporate division functions, realizing the value of corporate held assets and paying the creditors of previously sold hospitals in which we retained net working capital.

We filed a certificate of dissolution on September 21, 2012 in accordance with Section 275 of the General Corporation Law of the State of Delaware (“DGCL”) in order to dissolve the Company (the “Filing”) and most of its subsidiaries. The Filing has not been made for the Company’s subsidiaries which are parties to pending litigation filed by our former partners in the hospital located in San Antonio, Texas (See Risk Factors – “Uninsured risks from other legal matters that could adversely affect our net assets in liquidation”) which was sold as part of our Plan of Dissolution.

As of September 30, 2012, the Company’s remaining assets included a 50% interest in a partnership that owns a medical office building in Austin, Texas (which was sold on December 5, 2012) and a catheterization lab that was retained after the sale of the MedCath Partners division. As we seek to liquidate these remaining assets, we are managing our wind-down operations from our corporate office located in Charlotte, North Carolina.

Management’s goal is to have all assets liquidated as soon as practical while seeking to maximize stockholder value. Payroll and related costs and other expenses are expected to be incurred through September 30, 2015, in order to complete the wind down process. Accordingly, estimated expenses anticipated to occur from October 1, 2012 to September 30, 2015 have been accrued as of September 30, 2012 in our financial statements prepared on the liquidation basis of accounting. The Company may transfer all its assets to a liquidating trust prior to September 30, 2015 and may make additional liquidating distributions (each such distribution, a “post-Filing distribution”) prior to September 30, 2015.

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

•

The disposition of Heart Hospital of Austin in which the Company and the physician owners sold substantially all of the hospital’s assets to St. David’s Healthcare Partnership L.P. for $83.8 million, plus retained working capital. The transaction was completed effective November 1, 2010.

•

The disposition of the Company’s 27.0% ownership interest in Southwest Arizona Heart and Vascular, LLC (Yuma, AZ) to the joint venture’s physician partners for $7.0 million. The transaction was completed effective November 1, 2010.

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

•

The disposition of Heart Hospital of New Mexico in which the Company sold the majority of the hospital’s assets to Lovelace Health System, Inc. for $119.0 million. The transaction was completed on July 31, 2011.

Subsequent to our adoption of the Plan of Dissolution on September 22, 2011, we have completed the following transactions:

•

The disposition of the Company’s 95.4% ownership interest in Louisiana Medical Center and Heart Hospital to Cardiovascular Care Group (“CCG”) for $23.0 million subject to certain working capital adjustments. The transaction was completed on September 30, 2011.

•

The disposition of Hualapai Mountain Medical Center in which the Company sold the majority of the hospital’s assets to Kingman Regional Medical Center for $31.0 million plus retention of working capital. The transaction was completed on September 30, 2011.

•

The disposition of the Company’s 34.82% minority ownership interest in Harlingen Medical Center in Harlingen, Texas, and its 36.06% ownership interest in HMC Realty, LLC, a real estate venture in Harlingen, Texas, which holds the real estate related to Harlingen Medical Center for $9.0 million to Prime Health Services. The transaction was completed on November 30, 2011.

•

The disposition of the Company’s 53.31% ownership interest in Bakersfield Heart Hospital in Bakersfield, California to CCG for $38.9 million subject to certain working capital adjustments. The transaction was completed on June 30, 2012.

In connection with our stockholder’s approval of the Plan of Dissolution, our Board of Directors declared a liquidating distribution of $6.85 per share of common stock outstanding on September 22, 2011, which was paid October 13, 2011 to stockholders of record on October 6, 2011. This was the first liquidating distribution declared under the Plan of Dissolution. The Board of Directors declared a second liquidating distribution of $6.33 per share of common stock outstanding on August 28, 2012, which was paid September 21, 2012 to stockholders of record on September 10, 2012. The Filing to dissolve the Company was made on September 21, 2012. On the same date, NASDAQ Stock Market LLC removed the Company’s common stock from listing on the NASDAQ Global Market.

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

•	We have sold substantially all of our remaining assets (“Remaining Assets”);

•

The Company made a distribution equal to $6.33 per share of the Company’s common stock as (the “Second Liquidating Distribution”) as a result of, among other things, the sales of a material portion of our assets;

•

In connection with making the Second Liquidating Distribution, the Company established a holdback of $48.0 million as a reserve for any contingent liabilities arising out of the ICD Investigation and other currently unknown or unanticipated liabilities (the “Holdback”). Although we believe that the Holdback is adequate to provide for such contingent liabilities, additional unanticipated liabilities may arise during the wind down process that could materially reduce the amount of any post-Filing liquidating distributions. (See “Risk Factors”);

•	We made the filing on September 21, 2012;

•

Upon the effectiveness of the Filing at 5:00 p.m. Eastern Daylight Time on September 21, 2012, the Company closed its stock transfer books and the Company’s common stock ceased to trade on the NASDAQ Global Market;

•

We will seek to pay all of the Company’s liabilities, including without limitation (a) any liabilities arising out of the United States Department of Justice’s national investigation regarding implantable cardioverter defibrillators implantations (see “Risk Factors- such Risk Factor includes the definition of the “ICD Investigation”), (b) other currently unknown or unanticipated liabilities, and (c) any such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise or be identified after the Filing;

•

The amount and timing of any post-Filing liquidating distributions may be subject to material reduction and delay based upon, among other factors, the payment or establishment of reserves to satisfy any liabilities arising out of the ICD Investigation, other currently unknown or unanticipated liabilities (which may be material) and the establishment of a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise or be identified after the Filing (see “Risk Factors”);

•

It is not possible to predict with certainty the timing and amount of any post-Filing liquidating distributions. The Board of Directors, in the exercise of its fiduciary duties, will make the determination as to whether and when such distributions may occur, subject to the approval of the Delaware Court of Chancery (See “Risk Factors”);

•

The Company will continue to pay, or establish reserves to pay all of its liabilities and obligations in the manner provided under the DGCL. Those liabilities and obligations will include, among other things, all valid claims made against us and all expenses arising out of the sale of assets, the liquidation and dissolution provided for in the Plan of Dissolution and any liabilities associated with the pending ICD Investigation. We do not know the amount of these potential liabilities but currently believe that such amounts may be material and may materially reduce the amount of any post-Filing liquidating distributions. Such payments and reserves will be made using the funds which the Company has on hand; and

•

The timing and amount of the benefits of the tax attributes realized by the Company will also affect the amounts and timing of any additional liquidating distributions. We currently anticipate that any post-Filing liquidating distributions would be made no sooner than June 2013 as a result of the dissolution process required pursuant to the DGCL and may not occur, if at all, until several years after the Filing. The Company may transfer some or all of its assets to a liquidating trust or limited liability company for the benefit of our stockholders.

Authority to Sell any Remaining Assets

The Plan of Dissolution which was approved by our stockholders gave the Board of Directors, to the fullest extent permitted by law, the authority to liquidate all of our assets in the manner that is in the best interest of the Company’s stockholders. Accordingly, the stockholder approval which we have received constitutes to the fullest extent permitted by law, approval of our sale of any and all of our remaining assets, on such terms and conditions as the Board of Directors, in its absolute discretion and without further stockholder approval, may determine, including without limitation the use of seller financing or other arrangements by the Company in connection with the sale of any of the remaining assets.

Dissolution Under the General Corporation Law of the State of Delaware

As set forth above, we made the Filing on September 21, 2012. Once our certificate of dissolution was filed and effective, we ceased to conduct other business, except for the purpose of winding down our affairs, and closed our stock transfer books. Under the DGCL, the Company will continue to exist for three years after the dissolution becomes effective (i.e., until at least September 21, 2015), or for such longer period as the Delaware Court of Chancery shall direct, for the purposes of prosecuting and defending suits, whether civil, criminal or administrative, by or against the Company, and enabling us to gradually settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to the stockholders any remaining assets, but not for the purpose of continuing the business for which the Company was organized. However, within such three year period the Company may elect to transfer all of its assets and liabilities to a liquidating trust for the benefit of our stockholders.

Dissolution Process

The Plan of Dissolution provides that the Board of Directors will dissolve the Company and liquidate our assets in accordance with the provisions of Sections 280 and 281(a) of the DGCL. These procedures require the Company to:

•	Publish notice of the Dissolution and mail notice of the Dissolution in accordance with Section 280 of the DGCL;

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

Our Board of Directors and our remaining officers will oversee our liquidation and dissolution. As compensation for the foregoing, our remaining officers will continue to receive salary and benefits as determined by the Board of Directors. Our Board of Directors will receive compensation during this period, although the amount of such compensation has not been finally determined. Our President and Chief Executive Officer intends to retire on December 17, 2012 and our Chief Financial Officer will assume the additional title and duties of President on that date. In addition, two of our directors will retire on December 17, 2012. We may also elect to further reduce the size of our Board of Directors at any time.

Distributions to Stockholders

We will continue to incur claims, liabilities and expenses from our wind-down operations, including corporate operating costs, salaries and benefits, income taxes, payroll and local taxes, and miscellaneous office expenses. We also anticipate that expenses for professional fees and other expenses of liquidation may be significant. These expenses will reduce the amount of assets available, if any, for distribution to our stockholders.

Before making any post-Filing liquidating distribution to stockholders, we must pay and discharge, or make adequate provision for the payment, satisfaction and discharge of all known and uncontested liabilities and obligations, including costs and expenses incurred and anticipated to be incurred in connection with the sale of our remaining assets. We will reserve assets in a contingency reserve deemed by management and the Board of Directors to be adequate to provide for such pending liabilities and obligations that have not arisen but might arise. The amount of any contingency reserve is also subject to the approval of the Delaware Court of Chancery. The amount of any contingency reserve may be materially impacted by any liabilities arising from the ICD Investigation, which liabilities the Company cannot currently estimate and which may be material.

Our Board of Directors will determine, in its sole discretion and in accordance with applicable law, the timing, the amount and kind of any post-Filing liquidating distribution made to stockholders, subject to the approval of the Delaware Court of Chancery. Any post-Filing liquidating distributions will be made to stockholders on a pro rata basis. Our stockholders of record as of the effective time of the Filing will be the stockholders entitled to receive payment of any post-Filing liquidating distributions.

Liquidating Trusts or Limited Liability Companies

Although no decision has been made, if deemed advisable by the Board of Directors for any reason, we may elect to transfer any or all of our assets to one or more trusts or limited liability companies established for the benefit of stockholders, subject to the claims of creditors. Thereafter these assets will be sold by the trust or limited liability companies or, subject to the satisfaction of claims of creditors, distributed to our stockholders as approved by the trustees of the trusts or managers of the limited liability companies or trusts, as applicable. Our Board of Directors is authorized to appoint one or more trustees of each liquidating trust or one or more managers of each limited liability company and to cause the Company to enter into a liquidating trust agreement or limited liability company agreement with the trustee(s) or manager(s) of each such trust or limited liability company on such terms and conditions as may be approved by the Board of Directors. Our Board of Directors and management may determine to transfer assets to a liquidating trust or limited liability company in circumstances where the nature of an asset is not susceptible to distribution (for example, interests in intangibles) or where our Board of Directors determines that it would not be in the best interests of the Company and our stockholders for those assets to be distributed directly to the stockholders at that time. If all of our assets (other than the contingency reserve) are not sold or distributed prior to the third anniversary of the effectiveness of the Dissolution, we may transfer in final distribution those remaining assets to a liquidating trust or limited liability company, or we may petition the Delaware Court of Chancery to extend the three year period. Our Board of Directors may also elect in its discretion to transfer the contingency reserve, if any, to a liquidating trust or limited liability company owned by our stockholders. Our Board of Directors believes the flexibility provided by the Plan of Dissolution with respect to the liquidating trusts or limited liability companies to be advisable. The trust or limited liability company would be evidenced by a trust agreement or limited liability company agreement. The purpose of the trust or limited liability company would be to serve as a temporary repository for the trust or limited liability company property prior to its disposition or distribution to our stockholders. The transfer to the trust or limited liability company and distribution of interests therein to our stockholders would enable us to divest ourselves of the trust or limited liability company property and permit our stockholders to enjoy the economic benefits of ownership of the trust or limited liability company property. Pursuant to a trust agreement or limited liability company agreement, as applicable, the trust or limited liability company property would be transferred to the trustees or managers immediately prior to the distribution of interests in the trust or limited liability company to our stockholders, to be held for the benefit of the stockholder beneficiaries subject to the terms of the trust agreement or limited liability company agreement, as applicable, which are approved by our Board of Directors.

Potential Creditor Claims if Holdback Insufficient

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the Holdback, our creditors could seek an injunction preventing us from making post-Filing liquidating distributions to our stockholders. Any such action could delay or substantially diminish the amount of any cash distributions to stockholders.

If we fail to create an adequate Holdback for payment of our expenses and liabilities, creditors could assert claims against each stockholder receiving a distribution or dividend for the payment of any shortfall, up to the amounts previously received by the stockholder in post-Filing liquidating distributions from us.

Suspension of Duty to File SEC Reports

On September 21, 2012, after we made the Filing, NASDAQ Stock Market LLC filed a Form 25 with the Securities and Exchange Commission (the “SEC”) notifying the SEC of removal of the Company’s common stock, $.01 par value (the “Common Stock”) from listing and registration under section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). On October 29, 2012, the Company filed a Form 15 with the SEC, certifying that the Company had as of that date only 128 holders of record of the outstanding shares of Common Stock and notifying the SEC of termination of registration of the Common Stock under section 12(g) of the Exchange Act and suspension of the Company’s duty to file reports under sections 13 and 15(d) of the Exchange Act. The Company’s duty to file periodic, current and other reports with the SEC under the Exchange Act was suspended effective upon filing of the Form 15 with the SEC. The Company expects that this Annual Report on Form 10-K, including any necessary amendments thereto, will be the final report the Company files with the SEC.

Although the Company will no longer be filing current and periodic reports with the SEC, the Company intends to post periodically on its website a statement of net assets and a statement of changes in net assets and to post from time to time information about any material developments with respect to any significant transactions for disposing of the Company’s remaining assets, any significant developments in claims, litigation, investigations and any other future events that could materially impact the timing or amount of liquidating distributions, if any, to be made to the Company’s stockholders of record as of the effectiveness of the Filing.

The reports, statements and other information we have previously submitted to the SEC may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically.

We maintain a website at www.medcath.com that investors and interested parties can access and obtain copies, free-of-charge, of all reports and information we have previously submitted to the SEC. This information includes copies of our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Exchange Act. Information on our website is not incorporated into this Form 10-K or our other filings with the SEC.

Employees

As of September 30, 2012, we employed ten persons, including nine full-time employees and one part-time employee, to assist in the liquidation process. None of our employees is a party to a collective bargaining agreement and we consider our current relationships with our employees to be good. We believe we offer our employees competitive wages and benefits and offer a professional work environment that we believe will help us retain the staff we need during our wind-down period.

Environmental Matters

We were subject to various federal, state and local laws and regulations governing the use, storage, discharge and disposal of hazardous materials, including medical waste products. We believe that all of our facilities and practices complied with these laws and regulations and we do not anticipate that any of these laws will have a material effect on our wind-down. We cannot predict, however, whether environmental issues may arise in the future.

Insurance

Like most healthcare providers, we are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintained professional malpractice liability insurance and general liability insurance in amounts and with deductibles and levels of self-insured retention that we believe are sufficient for our historical operations. We also maintained umbrella liability coverage to cover claims not covered by our professional malpractice liability or general liability insurance policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — General and Professional Liability Risk.”

We can offer no assurances that our professional liability and general liability insurance, nor our recorded reserves for self-insured retention, will cover all claims against us.

Reimbursement

Medicare. Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Under the Medicare program, we were paid for certain inpatient and outpatient services performed by our hospitals. MedCath Partners and some of its affiliates also received payment for medical services under the Medicare program.

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

While hospitals generally do not receive direct payments in addition to a DRG payment, hospitals may qualify for an outlier payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified threshold. Outlier payments, which were established by Congress as part of the DRG prospective payment system, are additional payments made to hospitals for treating patients who are costlier to treat than the average patient. In general, a hospital receives outlier payments when its costs, as determined by using gross charges adjusted by the hospital’s cost-to-charge ratio, exceed a certain threshold established annually by the Centers for Medicare and Medicaid Services (“CMS”). Outlier payments are subject to multiple factors including but not limited to: (1) the hospital’s estimated operating costs based on its historical ratio of costs to gross charges; (2) the patient’s case acuity; (3) the CMS established threshold; and, (4) the hospital’s geographic location. CMS is required by law to limit total outlier payments to between five and six percent of total DRG payments. CMS periodically changes the threshold in order to bring expected outlier payments within the mandated limit. An increase to the cost threshold reduces total outlier payments by (1) reducing the number of cases that qualify for outlier payments and (2) reducing the dollar amount hospitals receive for those cases that qualify. CMS historically has used a hospital’s most recently settled cost report to set the hospital’s cost-to-charge ratios. Those cost reports are typically two to three years old.

Outpatient services are also subject to a prospective payment system.

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

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may adversely affect our wind-down.

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

Program Adjustments. The Medicare, Medicaid and other federal healthcare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, and requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as the timing of payment to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. We believe that we have made adequate provision for such adjustments. Until final adjustment, however, previously determined allowances could become either inadequate or more than ultimately required.

Commercial Insurance. Our hospitals provided services to individuals covered by private healthcare insurance. Private insurance carriers paid our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. We cannot predict whether or how payment by third party payors for the services provided by all hospitals and other facilities may change or whether these payors will elect to audit paid claims and attempt to recover resulting overpayments. Modifications in methodology or reductions in payment or future audits by these payors could adversely affect us.

Regulation

Overview. The healthcare industry is required to comply with extensive government regulation at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements to be licensed under state law and be certified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to matters such as the adequacy of medical care, equipment, personnel, operating policies and procedures, emergency medical care, maintenance of records, relationships with physicians, cost reporting and claim submission, rate-setting, compliance with building codes and environmental protection. If the Company’s hospitals and other healthcare facilities failed to comply with applicable laws and regulations, we could be subject to criminal penalties and civil sanctions. We believe that our hospitals and other healthcare facilities were operated in substantial compliance with then applicable federal, state, and local regulations and standards.

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

Physician Self-Referral Law. Section 1877 of the Social Security Act, commonly known as the Stark Law, prohibits physicians from referring Medicare and Medicaid patients for certain designated health services to entities in which physicians or any of their immediate family members have a direct or indirect ownership or compensation arrangement unless an exception applies. The term “designated health services,” includes inpatient and outpatient hospital services, and some radiology services. Sanctions for violating the Stark Law include civil monetary penalties, including up to $15,000 for each improper claim and $100,000 for any circumvention scheme, and exclusion from the Medicare or Medicaid programs. There are various ownership and compensation arrangement exceptions to the self-referral prohibition, including an exception for a physician's ownership in an entire hospital — as opposed to an ownership interest in a hospital department — if the physician is authorized to perform services at the hospital. This exception is commonly referred to as the “whole hospital exception.” There is also an exception for ownership of publicly traded securities in a company that has stockholder equity exceeding $75 million at the end of its most recent fiscal year or on average during the three previous fiscal years, as long as the physician acquired the securities on terms generally available to the public and the securities are traded on one of the major exchanges. Additionally, there is an exception for certain indirect ownership and compensation arrangements. Exceptions are also provided for many of the customary financial arrangements between physicians and providers, including employment contracts, personal service arrangements, isolated financial transactions, payments by physicians, leases, and recruitment agreements, as long as these arrangements meet certain conditions.

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

CMS finalized certain proposed changes to the Stark Law in the 2009 IPPS final rule published on August 19, 2008. These changes were effective October 1, 2009. Specifically, the 2009 IPPS final rule limited the ability of hospitals to enter into under arrangements with physicians and physician-owned entities and thus, physician-owned joint venture entities deemed to be “performing DHS” were required to comply with one of the more limited Stark Law “ownership” exceptions, rather than the previously acceptable Stark Law “compensation” exceptions. In addition, the 2009 IPPS final rule included a prohibition on per unit compensation in space and equipment lease transactions. Effective October 1, 2009, we restructured certain equipment lease transactions with physicians that included per unit or per use compensation as well as certain of our arrangements with community hospitals in order to comply with these new rules and regulations. While we have now terminated our participation in these arrangements as part of our wind-down process and we believe that such restructured arrangements complied with applicable law, we cannot be assured, however, that if reviewed, government officials will agree with our interpretation of applicable law.

There have been few enforcement actions taken and relatively few cases interpreting the Stark Law to date. As a result, there is little indication as to how courts will interpret and apply the Stark Law; however, enforcement is expected to increase. We believe we structured our financial arrangements with physicians prior to disposition to comply with the statutory exceptions included in the Stark Law and the Stark regulations. In particular, we believe that physician ownership in the Company’s affiliated hospitals met the whole hospital exception. In addition, we expect that we met other exceptions as appropriate for other financial arrangements with physicians.

Civil Monetary Penalties. The Social Security Act contains provisions imposing civil monetary penalties for various fraudulent and/or abusive practices, including, among others, hospitals which knowingly make payments to a physician as an inducement to reduce or limit medically necessary care or services provided to Medicare or Medicaid beneficiaries. In July 1999, the OIG issued a Special Advisory Bulletin on gainsharing arrangements. The bulletin warns that clinical joint ventures between hospitals and physicians may implicate these provisions as well as the anti-kickback statute, and specifically refers to specialty hospitals, which are marketed to physicians in a position to refer patients to the hospital, and structured to take advantage of the whole hospital exception. Hospitals specializing in heart, orthopedic, and maternity care are mentioned, and the bulletin states that these hospitals may induce investor-physicians to reduce services to patients through participation in profits generated by cost savings, in violation of a civil monetary penalty provision. Despite this initial broad interpretation of this civil monetary penalty law, since 2005 the OIG has issued various advisory opinions which declined to sanction a particular gainsharing arrangement under this civil monetary penalty provision, or the anti-kickback statute, because of the specific circumstances and safeguards built into the arrangement. We believe that the ownership distributions paid to physicians by our previously owned hospitals do not constitute payments made to physicians under gainsharing arrangements. We cannot assure you, however, that government officials will agree with our interpretation of applicable law.

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

A number of states, including states in which we operated, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

Healthcare Industry Investigations

The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers’ business arrangements and claims in an effort to identify and prosecute fraudulent and abusive practices. There are ongoing federal and state investigations in the healthcare industry regarding multiple issues including cost reporting, billing and charge-setting practices, unnecessary utilization, physician recruitment practices, physician ownership of healthcare providers and joint ventures with hospitals. Certain of these investigations have targeted hospitals and physicians. We had substantial Medicare, Medicaid and other governmental billings, which could result in heightened scrutiny of our historical operations. In addition, because the federal and state fraud and abuse laws are complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including our prior practices. Evolving interpretations of current or the adoption of new federal or state laws or regulations could result in retrospective scrutiny of the arrangements previously entered into by each of our former hospitals. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that in the past have been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

A number of healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example involved the federal government’s initiative regarding hospitals’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. The government targeted all hospital providers to ensure conformity with this reimbursement rule. Further, the federal government continues to investigate Medicare overpayments to prospective payment system hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. Law enforcement authorities, including the OIG and the United States Department of Justice, are also increasing scrutiny of various types of arrangements between healthcare providers and potential referral sources, including so-called contractual joint ventures, to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and business opportunities. Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources. The OIG has also investigated certain hospitals with a particularly high proportion of Medicare reimbursement resulting from outlier payments.

It is possible that governmental or regulatory authorities could initiate investigations on these or other subjects at our former facilities and such investigations could result in significant costs in responding to such investigations and penalties to us. It is also possible that our executives, managers and former hospital board members, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. The positions taken by authorities in any investigations of us, our executives, managers, former hospital board members or other healthcare providers, and the liabilities or penalties that may be imposed could have a material effect on our wind-down.

Item 1A.	Risk Factors

You should carefully consider and evaluate all of the information included in this report, including the risk factors set forth. The following is not an exhaustive discussion of all of the risks facing our company. Additional risks not presently known to us or that we currently deem immaterial may impair our wind-down.

We cannot predict the timing, amount or mechanics of any potential future distributions to our stockholders.

Many unknown variables will affect the amount, timing and mechanics of any potential future distributions to stockholders. Factors that could have a material effect on the amount of any potential future distributions include, but are not limited to, a failure to sell remaining assets, the amount of asset and corporate wind-down related operating and other expenses, MedCath’s tax treatment, inability to collect amounts owed to MedCath and any required reserves to address potential liabilities, including retained and contingent liabilities, including but not limited to those arising from the sales of the assets of both MedCath or its individual hospitals, and/or other unforeseen events. These and other factors, such as the procedures established under Delaware law for the dissolution of a Delaware corporation, could also delay the timing of any potential distributions.

Stockholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us, which may be three years or more after the Filing.

As a result of our liquidation, for federal income tax purposes, stockholders will recognize gain or loss equal to the difference between (1) the sum of the amount of cash and the aggregate fair market value of any property distributed to them (reduced by any liability assumed or subject to which it is taken), and (2) their tax basis in their shares of our common stock. A shareholder’s tax basis in our shares will depend upon various factors, including the shareholder’s cost and the amount and nature of any distributions received with respect thereto. A shareholder generally may recognize a loss only when he, she or it has received a final distribution from us, which may be as much as three years (or up to ten years if the Company elects to comply with Section 281(b) of the Delaware General Corporation Law) after our Dissolution. Furthermore, gain on the distributions in liquidation of the Company will be recognized with respect to a share only when the amount of the aggregate distributions (in money or in the fair market value of property distributed to the stockholder or on his behalf) with respect to such share exceeds the tax basis in such share. After the stockholder has received distributions with respect to a share that equal his tax basis in such share, all distributions with respect to such share will be taxable as capital gain. We urge each stockholder to consult with his or her own tax advisors regarding tax consequences of the distributions.

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

On September 17, 2010, consistent with letters received by other hospitals and hospital systems, the DOJ sent a letter notifying the Company of the DOJ’s investigation of eight Company hospitals (including the hospital receiving the CID) regarding ICD implantations. Of such hospitals, the Company is not liable for findings for two of these hospitals under the terms of the sales agreements of these two hospitals. In its letter, the DOJ stated that its review was preliminary and its data suggests that Company hospitals may have submitted claims for ICDs and related services that were inconsistent with Medicare policy.

The primary focus of the DOJ’s investigation involves ICDs implanted since October 1, 2003 within prohibited timeframes (i.e., timeframe violations). A “timeframe violation” involves an ICD implanted for “primary prevention” (i.e., prevention of sudden cardiac death in patients without a history of induced or spontaneous arrhythmias) within 30 days of a myocardial infarction, or within 90 days of a coronary artery bypass graft or percutaneous transluminal coronary angioplasty. The timeframes do not apply to ICDs implanted for “secondary prevention” (i.e., prevention of sudden cardiac death in patients who have survived a prior cardiac arrest or sustained ventricular tachyarrhythmia).

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

Since November 2010, the Company has developed and presented arguments to the DOJ supporting the ICD implantations under investigation. On August 30, 2012, the DOJ publicly released a proposed framework for potential resolution of the ICD Investigation. The Company has reviewed and continues to provide input to the DOJ regarding the investigation. As discussed above, the Company has complied with all requests from the DOJ for information and is actively engaged in discussions with the DOJ regarding the issues involved in the ICD Investigation.

Pursuant to the DOJ’s requests, the Company has entered into tolling agreements that tolled the statute of limitations for allegations related to ICDs until April 30, 2013. To date, the DOJ has not asserted any claims against the Company and the Company expects to continue to have input into the investigation. The Company is unable to evaluate the outcome of the investigation and is unable to reasonably estimate the amounts to be repaid, which may be material upon resolution of the investigation. However, the Company understands that this investigation is being conducted under the False Claims Act which could expose the Company to treble damages should the DOJ’s preliminary analysis of the Company’s hospitals’ ICD claims be substantiated. The Company’s total ICD net revenue historically has been a material component of total net patient revenue and the results of this investigation could have a material effect on the Company’s net assets in liquidation and the amount it will be able to distribute to its stockholders in connection with any post-Filing liquidating distributions.

Cash distributions to stockholders could be substantially limited and delayed since, as part of our liquidation and dissolution, the Company is required to make adequate provision to satisfy all of our known and unknown liabilities before authorizing any cash distribution to stockholders.

Prior to making any post-Filing liquidating distributions, the Company must pay, or establish reserves to pay, the Company’s liabilities (which may be material), including without limitation (a) any liabilities arising out of the ICD Investigation, (b) other currently unknown or unanticipated liabilities, and (c) any additional liabilities that may arise or be identified after the Filing. However, the process of accounting for our liabilities (including those that are presently unknown) involve assumptions, estimates and complex valuations.

These uncertainties could impede the Board’s ability to make, and diminish the amount available, for distribution to our stockholders. Substantial time may be required for us to determine the extent of our liabilities to known third party creditors and claimants and for us to settle or judicially resolve any claims that are contested. Furthermore, pursuant to the DGCL, we may be subject to claims being commenced against us for liabilities unknown to us after dissolution. A period of time, likely more than nine months but potentially a significantly longer period, must elapse before we may make any post-Filing liquidating distributions, if any, to allow for the notice and claims process. Such distributions may be made in more than one installment over an extended period of time.

If our Holdback is insufficient to satisfy our liabilities, creditors could assert claims against us seeking to prevent distributions or against our stockholders to the extent of distributions received.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the Holdback, our creditors could seek an injunction preventing us from making post-Filing liquidating distributions to our stockholders. Any such action could delay or substantially diminish the amount of any cash distributions to stockholders.

If we fail to create an adequate Holdback for payment of our expenses and liabilities, creditors could assert claims against each stockholder receiving a distribution for the payment of such stockholder’s pro rata share of any shortfall, up to the amounts previously received by the stockholder in post-Filing liquidating distributions from us.

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

We have entered into an employment contract with Lora Ramsey, our Chief Financial Officer who will become the Company’s President in addition to serving as our Chief Financial Officer, upon the retirement in December 2012 of Art Parker, the Company’s President and Chief Executive Officer. The successful winding down of our affairs will depend to a significant extent on the employment and services of Mrs. Ramsey. The loss of this relationship could have a material adverse effect on the process of winding down our affairs and our ability to settle and close our business, to dispose of and convey our remaining property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

We may have fiduciary duties to our partners that may prevent us from acting solely in our best interests.

We held our ownership interests in hospitals and other healthcare businesses through ventures organized as limited liability companies or limited partnerships. As general partner, manager or owner of the majority interest in these entities, we may have special legal responsibilities, known as fiduciary duties, to our partners who own an interest in a particular entity. Our fiduciary duties may include not only a duty of care and a duty of full disclosure but also a duty to act in good faith at all times as manager or general partner of the limited liability company or limited partnership. This duty of good faith includes an obligation to act in the best interest of each business, without being influenced by any conflict of interest we may have as a result of our own business interests to the extent they might conflict.

We also have a duty to operate our business for the benefit of our stockholders. As a result, we may have had conflicts between our fiduciary duties to our partners in our hospitals and other healthcare businesses, and our responsibility to our stockholders. We cannot assure you that any dispute between us and our partners with respect to a particular business decision or regarding the interpretation of the provisions of the hospital operating agreement will be resolved or that, as a result of our fiduciary duties, any dispute resolution will be on terms favorable or satisfactory to us.

Companies within the healthcare industry continue to be the subject of federal and state investigations.

Both federal and state government agencies as well as private payors have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations including hospital companies. Like others in the healthcare industry, we receive requests for information from these governmental agencies in connection with their regulatory or investigative authority which, if determined adversely to us, could have a material effect on our financial condition or our ability to make distributions to our shareholders.

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

Some states have adopted similar state whistleblower and false claims provisions. Publicity associated with the substantial amounts paid by other healthcare providers to settle these lawsuits may encourage current and former employees of ours and other healthcare providers to seek to bring more whistleblower lawsuits. Some of our previous activities could become the subject of governmental investigations or inquiries. Any such investigations of us, our current or former executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.

In June 2011, we reached agreement with the United States Attorneys’ Office in Phoenix regarding an excluded individual at one of the Company’s former hospitals. As part of the settlement agreement, the Company denied engagement in any wrongdoing or illegal conduct and the settlement agreement does not contain any admission of liability. On June 27, 2011, the Company paid approximately $0.2 million to settle the matter.

During 2012, the DOJ/OIG has been investigating one of the Company’s former hospitals regarding certain procedures performed at the hospital during the period January 2003 through December 2009. To date, the DOJ/OIG has not requested any documents or patient medical records from the hospital nor requested to meet with any Company personnel or representatives. The Company retains responsibility for any potential hospital liability associated with the investigation and intends to cooperate with the investigation. The DOJ/OIG has not asserted any claims against the Company. Because the investigation is in its early stages, the Company is unable to evaluate the outcome of the investigation and is unable to reasonably estimate the amounts to be repaid, if any.

See also the discussion above regarding the risk that future cash distributions to stockholders could be substantially reduced and delayed as part of our liquidation and dissolution due to the pending ICD investigation.

Ongoing audits by Recovery Audit Contractors (“RAC”) could have a material effect on our net assets in liquidation.

In 2005, the CMS began using RACs to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers and fees are paid to the RACs on a contingency basis.

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. The CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process. The Health Care Reform Laws expanded the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs. During the last quarter, there has been an increase in RAC activity nationwide. Even though we believe the claims for reimbursement submitted to the Medicare and Medicaid program by our former facilities have been accurate, we are unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.

Uninsured risks from legal actions related to professional liability could adversely affect our net assets in liquidation.

In recent years, physicians, hospitals, diagnostic centers and other healthcare providers have become subject, in the normal course of business, to an increasing number of legal actions alleging negligence in performing services, negligence in allowing unqualified physicians to perform services or other legal theories as a basis for liability. Many of these actions involve large monetary claims and significant defense costs. Our subsidiaries that previously owned hospitals may be subject to such legal actions even though a particular physician at one of our hospitals or other facilities was not our employee and the governing documents for the medical staffs of each of our previously owned hospitals required physicians who provide services, or conduct procedures, at our hospitals to meet all licensing and specialty credentialing requirements and to maintain their own professional liability insurance.

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

Uninsured risks from other legal matters could adversely affect our net assets in liquidation.

On September 18, 2012 the former physician-controlled partners in the limited partnership that previously owned a hospital located in San Antonio, Texas (the “Plaintiffs”) filed a lawsuit in the District Court of Bexar County, Texas against San Antonio Hospital Management, Inc., San Antonio Holdings, Inc. and MedCath Incorporated (the “San Antonio Defendants”), each of which is a direct or indirect subsidiary of the Company. In their lawsuit, which has subsequently been removed by the San Antonio Defendants to and is currently pending in the United States District Court for the Western District of Texas, the Plaintiffs allege that the San Antonio Defendants breached certain contractual obligations, fiduciary and other duties which they purportedly owed to the San Antonio Defendants in connection with the sale of the hospital interests of the Plaintiffs to the San Antonio Defendants and the defense of allegations by the DOJ regarding its ICD Investigation (the “San Antonio Action”). The Plaintiffs are seeking compensatory damages of $3.3 million, exemplary damages of $6.6 million and other relief. The San Antonio Defendants intend to vigorously defend the San Antonio Action. If the San Antonio Action is adversely determined, the amounts available for future distribution to our stockholders could be reduced.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Through November 2012, our executive offices were located in Charlotte, North Carolina in approximately 32,580 square feet of leased commercial office space. On November 12, 2012, the Company entered into agreements whereby the Company relocated to approximately 2,362 square feet, paid a termination fee of $845,000 and cancelled the lease of the 32,580 square feet of commercial office space. Pursuant to the terms of the agreements, the Company will not be required to pay a rental fee to the landlord through November 11, 2015.

Item 3.	Legal Proceedings

We are involved in various litigation and proceedings in the ordinary course of our business. Other than the ICD Investigation and the San Antonio Action described in our Risk Factors above, we do not believe, based on our experience with past litigation, and taking into account our applicable insurance coverage and the expectations of counsel with respect to the amount of our potential liability, the outcome of any such litigation, individually or in the aggregate, will have a material effect upon our net assets in liquidation. See “Risk Factors – Future cash distribution to stockholders could be substantially reduced and delayed as part of our liquidation and dissolution due to the pending ICD Investigation” and “Uninsured risks from other legal matters could adversely affect our net assets in liquidation.”

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Through September 21, 2012, our common stock traded on the Nasdaq Global Market® under the symbol “MDTH.” On that date, NASDAQ Stock Market LLC filed a Form 25 with the SEC notifying the SEC of removal of the Company’s Common Stock from listing on the NASDAQ Global Market. Upon the effectiveness of the filing of a certificate of dissolution with the Secretary of State of the State of Delaware (the “Filing”) at 5:00 p.m. Eastern Daylight Time on September 21, 2012, the Company closed its stock transfer books and discontinued recording transfers of its common stock, par value $0.01 per share. The Company will not record any further transfers of shares of its Common Stock on its books except by will, intestate succession or operation of law. Therefore, shares of the Company’s Common Stock will no longer be voluntarily transferable on the Company’s stock transfer books for transfers made after the effectiveness of the Filing. From and after the effectiveness of the Filing, the Company’s stockholders shall have only such rights and obligations as are provided for under the DGCL for stockholders of a dissolved corporation. The following table sets forth, for the periods indicated (through September 21, 2012 for the fourth quarter of fiscal year ended September 30, 2012), the high and low sale prices per share of our common stock as reported by the Nasdaq Global Market®:

Year Ended September 30, 2012	High	Low
First Quarter	$7.65	$6.70
Second Quarter	7.96	7.11
Third Quarter	8.35	7.05
Fourth Quarter	8.17	7.37

Year Ended September 30, 2011	High	Low
First Quarter	$14.70	$9.68
Second Quarter	14.58	12.47
Third Quarter	14.96	12.76
Fourth Quarter	14.40	12.11

In connection with our stockholder’s approval of the Plan of Dissolution, our Board of Directors declared a liquidating distribution of $6.85 per share of common stock outstanding on September 22, 2011, which was paid October 13, 2011 to stockholders of record on October 6, 2011. This was the first liquidating distribution declared under the Plan of Dissolution. On August 28, 2012, our Board of Directors approved a pre-Filing liquidating distribution (the “Pre-Filing Liquidating Distribution”) to the holders of the Company’s outstanding shares of common stock, par value $.01, of $6.33 per share. The Company’s Board of Directors set September 10, 2012 as the record date and September 21, 2012 as the payable date for the Pre-Filing Liquidating Distribution.

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

By adopting the Plan, the Board is seeking to preserve for the Company’s stockholders the value or availability of certain of the Company's tax attributes (the “Tax Attributes”). The Company currently has Tax Attributes which may entitle the Company to either reduce income taxes that may otherwise become due or to seek a refund of income taxes due with respect to the Company’s future tax years totaling up to as much as $8.0 million of tax reductions. These Tax Attributes may be materially reduced or eliminated by a “change of ownership” of the Company under Section 382 of the Internal Revenue Code (a “change of ownership”). If a change of ownership were to occur, the actual amount of Tax Attributes that could be materially reduced or eliminated would depend upon various factors, which among others include: (i) when the change of ownership occurred, (ii) the order in which certain hospitals owned by the Company are sold, (iii) the final sale price of certain hospitals owned by the Company and (iv) the timing of the liquidation of certain of the Company’s subsidiary limited liability companies or limited partnerships which have already sold their hospitals. Generally, a change of ownership will occur if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last change of ownership experienced by the Company.

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

The Rights Agreement was amended on August 28, 2012 to (i) provide the Company’s Board of Directors the authority, in its sole and absolute discretion, to exempt any Person from being deemed an Acquiring Person under the Rights Agreement, (ii) permit the Company’s Board of Directors, in its sole and absolute discretion, to terminate the Rights Agreement and all of the Rights established thereunder at any time, and (iii) eliminate certain potential notice requirements under the Rights Agreement in connection with the dissolution of the Company. Should there nonetheless be an “ownership change” as defined in Section 382 of the Code, the expected refund of income taxes to the Company could be substantially reduced and the Company may lose the right to deduct losses incurred after the Filing that pertain to events that existed prior to the Filing (“Built-in-losses”), which losses could be significant.

Furthermore, on October 29, 2012, the Company filed a Form 15 with the SEC, certifying that the Company had as of that date only 128 holders of record of the outstanding shares of Common Stock and the Rights and notifying the SEC of termination of registration of the Common Stock and the Rights under section 12(g) of the Exchange Act and suspension of the Company’s duty to file reports under sections 13 and 15(d) of the Exchange Act. The Company’s duty to file periodic, current and other reports with the SEC under the Exchange Act was suspended effective upon filing of the Form 15 with the SEC. The Company expects that this Annual Report on Form 10-K, including any necessary amendments thereto, will be the final report the Company files with the SEC.

The following graph illustrates, for the period from September 30, 2007 through September 21, 2012 (the date of cessation of trading of our common stock on the NASDAQ Global Market), the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the NASDAQ Composite Stock Index and (3) the S&P Health Care Facilities Index.

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

The following table sets forth our selected net assets and changes to our net assets as of and for the year ended September 30, 2012 and as of September 30, 2011 and for the period September 22, 2011 to September 30, 2011:

	Year Ended September 30, 2012	Period September 22, 2011 to September 30, 2011

Consolidated Changes in Net Assets:
(in thousands)
Net operations	$5,853	$—
Cash distributions	$(128,821)	$—
Adjust assets and liabilities to settlement amounts	$4,480	$(10,011)

Net Assets:
(in thousands)
Total assets	$96,504	$408,670
Total liabilities	$18,762	$201,019
Noncontrolling interests	$5,027	$16,448

Dividends declared	$128,821	$139,373

The following table sets forth our selected consolidated financial data as of and for the 2011 fiscal period and the years ended September 30, 2010, 2009 and 2008.

	2011 Fiscal Period	Year Ended September 30,
		2010	2009	2008

Consolidated Statement of Operations Data:
(in thousands, except per share data)
Net revenue	$167,301	$166,411	$134,129	$132,633
Impairment of long-lived assets and goodwill	$20,358	$66,022	$17,000	$—
Loss from continuing operations before income taxes	$(42,360)	$(90,049)	$(30,975)	$(3,604)
Loss from continuing operations, net of taxes	$(29,177)	$(61,843)	$(27,653)	$(6,642)
Income (loss) from discontinued operations, net of taxes	$95,813	$13,472	$(22,629)	$27,632
Net income (loss)	$66,636	$(48,371)	$(50,282)	$20,990

Loss from continuing operations attributable to MedCath Corporation common stockholders per share, basic	$(1.45)	$(3.12)	$(1.40)	$(0.33)
Loss from continuing operations attributable to MedCath Corporation common stockholders per share, diluted	$(1.45)	$(3.12)	$(1.40)	$(0.33)
(Loss) earnings per share, basic	$3.30	$(2.44)	$(2.55)	$1.05
(Loss) earnings per share, diluted	$3.30	$(2.44)	$(2.55)	$1.04

Weighted average number of shares, basic (a)	20,153	19,842	19,684	19,996
Weighted average number of shares, diluted (a)	20,159	19,842	19,684	20,069

Balance Sheet and Cash Flow Data:
(in thousands)
Total assets	$408,670	$494,538	$590,448	$653,456
Total long-term obligations	$—	$99,841	$115,231	$121,989

Net cash (used in) provided by operating activities	$(28,131)	$43,294	$63,633	$52,008
Net cash provided by (used in) investing activities	$435,394	$(16,956)	$(63,790)	$(5,805)
Net cash used in financing activities	$(177,357)	$(41,009)	$(50,210)	$(78,028)

Selected Operating Data (consolidated) (b):
Number of hospitals	3	3	2	2
Licensed beds (c)	254	254	184	105
Staffed and available beds (d)	214	214	144	105
Admissions (e)	7,907	8,380	6,488	7,068
Adjusted admissions (f)	12,675	13,036	9,522	9,734
Patient days (g)	31,713	33,041	25,543	24,967
Adjusted patient days (h)	50,803	51,341	37,469	34,332
Average length of stay (i)	4.01	3.94	3.94	3.53
Occupancy (j)	40.6%	42.3%	48.6%	65.0%
Inpatient catheterization procedures (k)	1,778	2,304	2,206	2,913
Inpatient surgical procedures (l)	1,832	2,023	1,702	1,676

(a)	See Note 14 to the consolidated financial statements included elsewhere in this report.
(b)	Selected operating data includes consolidated hospitals in operation as of the end of the period reported in continuing operations but does not include hospitals which were accounted for using the equity method or as discontinued operations in our consolidated financial statements. The 2011 Fiscal Period is as of September 22, 2011. Subsequent to that date, the Company disposed of its interest in all of the consolidated hospitals.
(c)	Licensed beds represent the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.
(d)	Staffed and available beds represent the number of beds that were readily available for patient use at the end of the period.
(e)	Admissions represent the number of patients admitted for inpatient treatment.
(f)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by admissions.

(g)	Patient days represent the total number of days of care provided to inpatients.
(h)	Adjusted patient days is a general measure of combined inpatient and outpatient volume. We computed adjusted patient days by dividing gross patient revenue by gross inpatient revenue and then multiplying the quotient by patient days.
(i)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.
(j)	We computed occupancy by dividing patient days by the number of days in the period and then dividing the quotient by the number of staffed and available beds.
(k)	Inpatients with a catheterization procedure represent the number of inpatients with a procedure performed in one of the hospitals’ catheterization labs during the period.
(l)	Inpatient surgical procedures represent the number of surgical procedures performed on inpatients during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview and Background of Strategic Options Process

In partnership with physicians, we previously owned and operated hospitals that focused on providing high acuity services, including the diagnosis and treatment of cardiovascular disease. We opened our first hospital in 1996. On March 1, 2010 we announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of our equity or the sale of our individual hospitals and other assets as the Board of Directors had determined that selling our assets or equity may provide the highest return for our stockholders. We retained Navigant Capital Advisors as our financial advisor to assist in this process. At that time we had majority ownership interests in eight hospitals, minority ownership interests in two hospitals, a minority ownership interest in a hospital real estate venture, and owned MedCath Partners, a division of MedCath that owned and managed cardiac diagnostic and therapeutic facilities. Since we made that announcement, we have sold all eight of our majority owned hospitals, our equity interest in the two minority owned hospitals, our equity interest in a real estate venture and our MedCath Partners division.

On September 22, 2011, at a special meeting of stockholders, our stockholders approved the Plan of Dissolution. Accordingly, we adopted the liquidation basis of accounting as of September 22, 2011 since the liquidation and dissolution of the Company was imminent.

As a result of the adoption of a formal Plan of Dissolution, our activities have been limited to realizing the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities and making distributions to our stockholders. Winding down our remaining business activities includes our corporate division functions, realizing the value of corporate held assets and paying the creditors of previously sold hospitals in which we retained net working capital.

We made the Filing on September 21, 2012 in order to dissolve the Company and most of its subsidiaries. The Filing has not been made for the Company’s subsidiaries which are parties to the San Antonio Action (See Risk Factors- “Uninsured risks from other legal matters could adversely affect our net assets in liquidation”) which hospital was sold as part of our Plan of Dissolution.

As of September 30, 2012, the Company’s remaining assets included a partnership that owns a medical office building in Austin, Texas (which was sold on December 5, 2012) and a catheterization lab that was retained after the sale of the MedCath Partners division. As we seek to liquidate these remaining assets, we are managing our wind-down operations from our corporate office located in Charlotte, North Carolina.

Management’s goal is to have all assets liquidated as soon as practical while ensuring maximum stockholder value. Payroll and related costs and other expenses are expected to be incurred through September 30, 2015, in order to complete the wind down process. Accordingly, estimated expenses anticipated to occur from October 1, 2012 to September 30, 2015 have been accrued as of September 30, 2012 in our financial statements prepared on the liquidation basis of accounting. The Company may transfer all its assets to a liquidating trust prior to September 30, 2015 and may make additional liquidating distributions prior to September 30, 2015.

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

•

The disposition of Heart Hospital of Austin in which the Company and the physician owners sold substantially all of the hospital’s assets to St. David’s Healthcare Partnership L.P. for $83.8 million, plus retained working capital. The transaction was completed effective November 1, 2010.

•

The disposition of the Company’s 27.0% ownership interest in Southwest Arizona Heart and Vascular, LLC (Yuma, AZ) to the joint venture’s physician partners for $7.0 million. The transaction was completed effective November 1, 2010.

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

•

The disposition of Heart Hospital of New Mexico in which the Company sold the majority of the hospital’s assets to Lovelace Health System, Inc. for $119.0 million. The transaction was completed on July 31, 2011.

Subsequent to our adoption of the Plan of Dissolution on September 22, 2011, we have completed the following transactions:

•

The disposition of the Company’s 95.4% ownership interest in Louisiana Medical Center and Heart Hospital to Cardiovascular Care Group (“CCG”) for $23.0 million subject to certain working capital adjustments. The transaction was completed on September 30, 2011.

•

The disposition of Hualapai Mountain Medical Center in which the Company sold the majority of the hospital’s assets to Kingman Regional Medical Center for $31.0 million plus retention of working capital. The transaction was completed on September 30, 2011.

•

The disposition of the Company’s 34.82% minority ownership interest in Harlingen Medical Center in Harlingen, Texas, and its 36.06% ownership interest in HMC Realty, LLC, a real estate venture in Harlingen, Texas, which holds the real estate related to Harlingen Medical Center for $9.0 million to Prime Health Services. The transaction was completed on November 30, 2011.

•

The disposition of the Company’s 53.31% ownership interest in Bakersfield Heart Hospital in Bakersfield, California to CCG for $38.9 million subject to certain working capital adjustments. The transaction was completed on June 30, 2012.

•

The disposition of the Company’s 50% partnership interest that owns a medical office building in Austin Texas to the Company’s partner for $3.5 million, net of closing costs. The transaction was completed on December 5, 2012.

In connection with our stockholder’s approval of the Plan of Dissolution, our Board of Directors declared a liquidating distribution of $6.85 per share of common stock outstanding on September 22, 2011, which was paid October 13, 2011 to stockholders of record on October 6, 2011. This was the first liquidating distribution declared under the Plan of Dissolution. The Board of Directors declared a second liquidating distribution of $6.33 per share of common stock outstanding on August 28, 2012, which was paid September 21, 2012 to stockholders of record on September 10, 2012. The Filing to dissolve the Company was made on September 21, 2012. On the same date, NASDAQ Stock Market LLC removed the Company’s Common Stock from listing on the NASDAQ Global Market.

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

•	We have sold substantially all of our Remaining Assets;

•

The Company made a distribution equal to $6.33 per share of the Company’s common stock as (the “Second Liquidating Distribution”) as a result of, among other things, the sales of a material portion of our assets;

•

In connection with making the Second Liquidating Distribution, the Company established a holdback of $48.0 million as a reserve for any contingent liabilities arising out of the ICD Investigation and other currently unknown or unanticipated liabilities (the “Holdback”). Although we believe that the Holdback is adequate to provide for such contingent liabilities, additional unanticipated liabilities may arise during the wind down process that could materially reduce the amount of any post-Filing liquidating distributions. (See “Risk Factors”);

•	We made the Filing on September 21, 2012;

•

Upon the effectiveness of the Filing at 5:00 p.m. Eastern Daylight Time on September 21, 2012, the Company closed its stock transfer books and the Company’s common stock ceased to trade on the NASDAQ Global Market;

•

We will seek to pay all of the Company’s liabilities, including without limitation (a) any liabilities arising out of the United States Department of Justice’s national investigation regarding implantable cardioverter defibrillators implantations (see “Risk Factors- such Risk Factor includes the definition of the “ICD Investigation”), (b) other currently unknown or unanticipated liabilities, and (c) any such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise or be identified after the Filing;

•

The amount and timing of any post-Filing liquidating distributions may be subject to material reduction and delay based upon, among other factors, the payment or establishment of reserves to satisfy any liabilities arising out of the ICD Investigation, other currently unknown or unanticipated liabilities (which may be material) and the establishment of a reserve of such additional amount as the Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise or be identified after the Filing (see “Risk Factors”);

•

It is not possible to predict with certainty the timing and amount of any post-Filing liquidating distributions. The Board of Directors, in the exercise of its fiduciary duties, will make the determination as to whether and when such distributions may occur subject to the approval of the Delaware Court of Chancery. (See “Risk Factors”);

•

The Company will continue to pay, or establish reserves for payment of, all of its liabilities and obligations in the manner provided under the DGCL. Those liabilities and obligations will include, among other things, all valid claims made against us and all expenses arising out of the sale of assets, the liquidation and dissolution provided for in the Plan of Dissolution and any liabilities associated with the pending ICD Investigation. We do not know the amount of these potential liabilities but currently believe that such amounts may be material and may materially reduce the amount of any post-Filing liquidating distributions. Such payments and reserves will be made using the funds which the Company has on hand; and

•

The timing and amount of the benefits of the tax attributes realized by the Company will also affect the amounts and timing of any post-Filing liquidating distributions. We currently anticipate that any post-Filing additional liquidating distributions would be made no sooner than June 2013 as a result of the dissolution process required pursuant to the DGCL and may not occur, if at all, until several years after the Filing. The Company may transfer some or all of its assets to a liquidating trust or limited liability company for the benefit of our stockholders.

Authority to Sell any Remaining Assets

The Plan of Dissolution which was approved by our stockholders gave the Board of Directors, to the fullest extent permitted by law, the authority to liquidate all of our assets in the manner that is in the best interest of the Company’s stockholders. Accordingly, the stockholder approval which we have received constitutes to the fullest extent permitted by law, approval of our sale of any and all of our remaining assets, on such terms and conditions as the Board of Directors, in its absolute discretion and without further stockholder approval, may determine, including without limitation the use of seller financing or other arrangements by the Company in connection with the sale of any of the remaining assets.

Dissolution Under the General Corporation Law of the State of Delaware

As set forth above, we made the Filing on September 21, 2012. Once our certificate of dissolution was filed and effective, we ceased to conduct other business, except for the purpose of winding down our affairs, and closed our stock transfer books. Under the DGCL, the Company will continue to exist for three years after the dissolution becomes effective (i.e., at least until September 21, 2015), or for such longer period as the Delaware Court of Chancery shall direct, for the purposes of prosecuting and defending suits, whether civil, criminal or administrative, by or against the Company, and enabling us to gradually settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to the stockholders any remaining assets, but not for the purpose of continuing the business for which the Company was organized. However, within such three year period the Company may transfer all of its assets and liabilities to a liquidating trust for the benefit of our stockholders.

Dissolution Process

The Plan of Dissolution provides that the Board of Directors will dissolve the Company and liquidate our assets in accordance with the provisions of Sections 280 and 281(a) of the DGCL. These procedures require the Company to:

•	Publish notice of the Dissolution and mail notice of the Dissolution in accordance with Section 280 of the DGCL;

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

Our Board of Directors and our remaining officers will oversee our liquidation and dissolution. As compensation for the foregoing, our remaining officers will continue to receive salary and benefits as determined by the Board of Directors. Our Board of Directors will receive compensation during this period, although the amount of such compensation has not been finally determined. Our President and Chief Executive Officer intends to retire on December 17, 2012 and our Chief Financial Officer will assume the additional title and duties of President on that date. In addition, two of our directors will retire on December 17, 2012. We may also elect to further reduce the size of our Board of Directors at any time.

Distributions to Stockholders

We will continue to incur claims, liabilities and expenses from our wind-down operations, including corporate operating costs, salaries and benefits, income taxes, payroll and local taxes, and miscellaneous office expenses. We also anticipate that expenses for professional fees and other expenses of liquidation may be significant. These expenses will reduce the amount of assets available, if any, for distribution to our stockholders.

Before making any post-Filing liquidating distributions to stockholders, we must pay and discharge, or make adequate provision for the payment, satisfaction and discharge of all known and uncontested liabilities and obligations, including costs and expenses incurred and anticipated to be incurred in connection with the sale of our remaining assets. We will reserve assets in a contingency reserve deemed by management and the Board of Directors to be adequate to provide for such pending liabilities and obligations that have not arisen but might arise. The amount of any contingency reserve is also subject to the approval of the Delaware Court of Chancery. The amount of any contingency reserve may be materially impacted by any liabilities arising from the ICD Investigation, which liabilities the Company cannot currently estimate and which may be material.

Our Board of Directors will determine, in its sole discretion and in accordance with applicable law, the timing, the amount and kind of any post-Filing liquidating distribution made to stockholders, subject to the approval of the Delaware Court of Chancery. Any additional liquidating distributions will be made to stockholders on a pro rata basis. Our stockholders of record as of the effective time of the Filing will be the stockholders entitled to receive payment of any post-Filing liquidating distributions.

Suspension of Duty to File SEC Reports

On September 21, 2012 after we made the Filing, NASDAQ Stock Market LLC filed a Form 25 with the SEC notifying the SEC of removal of the Company’s Common Stock from listing and registration under section 12 (b) of the Exchange Act. On October 29, 2012, the Company filed a Form 15 with the SEC, certifying that the Company had as of that date only 128 holders of record of the outstanding shares of Common Stock and notifying the SEC of termination of registration of the Common Stock under section 12(g) of the Exchange Act and suspension of the Company’s duty to file reports under sections 13 and 15(d) of the Exchange Act. The Company’s duty to file periodic, current and other reports with the SEC under the Exchange Act was suspended effective upon filing of the Form 15 with the SEC. The Company expects that this Annual Report on Form 10-K, including any necessary amendments thereto, will be the final report the Company files with the SEC.

Although the Company will no longer be filing current and periodic reports with the SEC, the Company intends to post periodically on its website a statement of net assets and a statement of changes in net assets and to post from time to time information about any material developments with respect to any significant transactions for disposing of the Company’s remaining assets, any significant developments in claims, litigation, investigations and any other future events that could materially impact the timing or amount of liquidating distributions, if any, to be made to the Company’s stockholders of record as of the effectiveness of the Filing.

Liquidating Trusts or Limited Liability Companies

Although no decision has been made, if deemed advisable by the Board of Directors for any reason, we may elect to transfer any or all of our assets to one or more trusts or limited liability companies established for the benefit of stockholders, subject to the claims of creditors. Thereafter these assets will be sold by the trust or limited liability companies or, subject to the satisfaction of claims of creditors, distributed to our stockholders as approved by the trustees of the trusts or managers of the limited liability companies or trusts, as applicable. Our Board of Directors is authorized to appoint one or more trustees of each liquidating trust or one or more managers of each limited liability company and to cause the Company to enter into a liquidating trust agreement or limited liability company agreement with the trustee(s) or manager(s) of each such trust or limited liability company on such terms and conditions as may be approved by the Board of Directors. Our Board of Directors and management may determine to transfer assets to a liquidating trust or limited liability company in circumstances where the nature of an asset is not susceptible to distribution (for example, interests in intangibles) or where our Board of Directors determines that it would not be in the best interests of the Company and our stockholders for those assets to be distributed directly to the stockholders at that time. If all of our assets (other than the contingency reserve) are not sold or distributed prior to the third anniversary of the effectiveness of the Dissolution, we may transfer in final distribution those remaining assets to a liquidating trust or limited liability company, or we may petition the Delaware Court of Chancery to extend the three year period. Our Board of Directors may also elect in its discretion to transfer the contingency reserve, if any, to a liquidating trust or limited liability company owned by our stockholders. Our Board of Directors believes the flexibility provided by the Plan of Dissolution with respect to the liquidating trusts or limited liability companies to be advisable. The trust or limited liability company would be evidenced by a trust agreement or limited liability company agreement. The purpose of the trust or limited liability company would be to serve as a temporary repository for the trust or limited liability company property prior to its disposition or distribution to our stockholders. The transfer to the trust or limited liability company and distribution of interests therein to our stockholders would enable us to divest ourselves of the trust or limited liability company property and permit our stockholders to enjoy the economic benefits of ownership of the trust or limited liability company property. Pursuant to a trust agreement or limited liability company agreement, as applicable, the trust or limited liability company property would be transferred to the trustees or managers immediately prior to the distribution of interests in the trust or limited liability company to our stockholders, to be held for the benefit of the stockholder beneficiaries subject to the terms of the trust agreement or limited liability company agreement, as applicable, which are approved by our Board of Directors.

Potential Creditor Claims if Holdback Insufficient

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the Holdback, our creditors could seek an injunction preventing us from making post-Filing liquidating distributions to our stockholders. Any such action could delay or substantially diminish the amount of any cash distributions to stockholders.

If we fail to create an adequate Holdback for payment of our expenses and liabilities, creditors could assert claims against each stockholder receiving a distribution or dividend for the payment of any shortfall, up to the amounts previously received by the stockholder in post-Filing liquidating distributions from us.

Liquidation Basis of Accounting Critical Accounting Policies and Estimates

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

Use of Estimates – The conditions required to adopt the liquidation basis of accounting were met on September 22, 2011 (the “Effective Date”). The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments. In addition, the Company is required to periodically evaluate the reasonableness of such estimates and adjust such estimates as new information becomes available.

In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded the following adjustments as of September 22, 2011, the date of adoption of the liquidation basis of accounting:

Adjust assets to net realizable value and liabilities to estimated settlement amount:	(in thousands)
Write up of investment in and advances to affiliates	$21,812
Write down of subsidiary investments	(5,040)
Write up of property, plant and equipment	6,678
Write off of prepaid expenses & other assets	(3,866)
Write up of deferred income tax liabilities, net	(152)
Write off of other long-term obligations	228

Total	$19,660

The Company used an independent third party market offer and subsequent disposition values to determine the reasonableness of the Company’s write up of its investment in and advances to affiliates, subsequent disposition values to determine the reasonableness of the Company’s write down of subsidiary investments and third party valuations to determine the write up of property, plant and equipment. Prepaid expenses and other assets and other long-term obligations were written off as they will not provide any future cash flow to the Company and have no future net realizable value. The increase in the deferred income taxes, net was based on the Company’s computation of the income tax impact of the total adjustments to mark assets to their net realizable value and liabilities to estimated settlement amount.

The adjustments outlined above had a direct impact on the settlement amount of the Company’s noncontrolling interests, which represents the minority owners’ share of the Company’s consolidated subsidiaries. As a result, the Company recorded the following adjustment to the net settlement amount of noncontrolling interests on the Statement of Changes in Net Assets in Liquidation as of September 22, 2011:

(in thousands)
Adjust noncontrolling interest to settlement amount:
Write up of noncontrolling interests	$3,903

Total	$3,903

In addition, during the year ended September 30, 2012, the Company made the following adjustments to such estimates and recognized the net operations and distributions as part of the wind down process as follows:

(in thousands)
Adjustment to investment in and advances to affiliates	$(1,390)
Adjustment to other assets	446
Recognition of tax assets related to excess basis	8,021
Adjustment to accrued liquidation costs	(1,204)
Adjustment to property and equipment	(1,393)
Cash distributions to shareholders	(128,821)
Net operations	5,853

Total	$(118,488)

See discussion for these changes in Net Assets and Liabilities in Liquidation below.

Accrued Cost of Liquidation

The Company accrued the estimated costs expected to be incurred during the dissolution period. The dissolution period estimated provides time for the Company to sell its remaining assets and file articles of dissolution. Under DGCL, the dissolution period after the filing of the articles of dissolution must be a minimum of three years. In determining its total estimated costs to liquidate as of September 22, 2011, the Company estimated that it would incur costs through September 30, 2015 as follows:

(in thousands)
Salaries, wages and benefits	$6,349
Outsourcing information technology and central business office functions	1,618
Contract breakage costs	2,810
Insurance	5,392
Legal, Board and other professional fees	7,091
Office and storage expense	1,762
Lease expense	746

Total liquidation accruals	$25,768

The estimates were based on prior history, known future events, contractual obligations and the estimated time to complete the liquidation. The Company recorded total accrued liabilities of $60.7 million as of September 30, 2011, excluding the distribution payable and obligations under capital leases, on the statement of net assets as of September 30, 2011. The $60.7 million was the total expected payments for the settlement of liabilities after the $25.8 million in additional accruals the Company recorded upon adoption of the liquidation basis of accounting. The $60.7 million included $35.1 million in accrued liabilities related to the Company’s corporate division and $25.6 million related to the Company’s previously sold entities and Bakersfield Heart Hospital (“BHH”). Total accrued liabilities as of September 30, 2011 did not include any amount related to the ICD Investigation since the Company was unable to reasonably estimate the amounts to be repaid, if any, upon resolution of the investigation.

Subsequent to September 30, 2011, the Company has disposed of its interest in BHH, settled certain liabilities retained upon disposition of other hospital entities and recorded the following activities related to the Company’s corporate division liabilities during the year ended September 30, 2012 (in thousands):

	September 30, 2011	Cash Payments	Adjustments to Accruals	September 30, 2012
Salaries, wages and benefits	$11,190	$(8,428)	$(166)	$2,596
Outsourcing information technology and central business office functions	1,618	(1,468)	1,666	1,816
Contract breakage costs	2,810	—	(1,628)	1,182
Insurance	5,392	(2,882)	(424)	2,086
Legal, Board and other professional fees	11,575	(7,437)	1,740	5,878
Office and storage expense	1,759	(943)	(299)	517
Lease expense	746	(949)	315	112

Total liquidation accruals	$35,090	$(22,107)	$1,204	$14,187

We adjusted our information technology costs during the 2012 fiscal year to account for a long-term agreement we entered into to outsource our corporate information technology services. In addition, our costs to provide transition services to buyers of our hospitals increased as buyers extended their transition service periods. Our legal, board and other fees were increased to account for costs incurred related to on-going litigation, the ICD investigation, extended and complex sale transactions and the dissolution process. These increases were offset by a decline in our estimated contract breakage costs. Subsequent to September 30, 2012, we terminated the lease of our corporate office for $0.8 million. We were able to negotiate a lower termination cost than previously estimated as the landlord of the building had a party interested in our office space in Charlotte, NC. Of our total estimated remaining wind-down costs, approximately 50% is fixed and determinable and will be incurred over the next three years.

Net Assets and Liabilities in Liquidation

In connection with the Company’s stockholders’ approval of the Plan of Dissolution, the Board of Directors declared a liquidating distribution of $6.85 per share of common stock outstanding on September 22, 2011, which was paid October 13, 2011 to stockholders of record on October 6, 2011. This was the first liquidating distribution declared in connection with the Plan of Dissolution and aggregated $139.4 million resulting in a corresponding reduction of dividends payable. On August 28, 2012, the Board of Directors approved a pre-Filing liquidating distribution (the “Pre-Filing Liquidating Distribution”) to the holders of the Company’s outstanding shares of common stock, par value $.01, of $6.33 per share. The Company’s Board of Directors set September 10, 2012 as the record date and September 21, 2012 as the payable date for the Pre-Filing Liquidating Distribution. This Pre-Filing Liquidating Distribution decreased net assets in liquidation by $128.8 million during the year ended September 30, 2012.

Absent the above discussed $6.33 per share Pre-Filing Liquidating Distribution, net assets in liquidation increased by $10.3 million for the year ended September 30, 2012 due to the following:

•

A decline of $1.4 million due to the write down of investment in and advances to affiliates. This decline was a result of updated indications of market value for a medical office building we jointly own with another partner in Austin, Texas. The adjustment was recorded during the three months ending December 31, 2011. Subsequent to September 30, 2012, we sold our partnership interest to the other partner for $3.5 million after closing costs, the value reported as of September 30, 2012.

•	An increase of $0.4 million due to increases in our net deferred income tax assets, partially offset by a reduction in sales proceeds receivable based on final purchase price true-ups.

•	An increase of $8.0 million in tax assets that became recognizable upon the formal dissolution of certain of our partnerships during the fourth quarter of fiscal 2012.

•

A decline due to the write up of accrued liquidation costs by $1.2 million. This increase was primarily the result of increases in costs to outsource information technology and central business office functions as well as increased professional fees. The total cost to outsource our information technology and central business office functions was higher than anticipated as a result of entering into long-term information services we outsourced for the anticipated three year wind down period and several years after to preserve data, if necessary. We also incurred increased expense related to our central business office functions as the result of the extension of transition services provider to buyers of certain of our assets. In addition, we increased our professional fees to account for the on-going ICD Investigation and other legal claims as well as fees incurred related to our dissolution process.

•

A decline of $1.4 million for the write down of property, plant and equipment of our last hospital asset, BHH, which was sold on June 30, 2012 and the write down of a catheterization laboratory, which we currently lease via a multi-year lease.

•

The $5.9 million net operations for the fiscal year ended September 30, 2012 had a positive impact on the net asset value for the year ended September 30, 2012. Net operations include $2.7 million, net of tax and noncontrolling interests, related to an agreement the Company entered into in April 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services and the Centers for Medicare and Medicaid Services (“CMS”) (referred to collectively as “HHS”). This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997. In addition, the increase in net operations was due to the operations of BHH for the first nine months prior to the sale of the hospital as of June 30, 2012.

Impact of Unknown Contingencies on Net Asset Realizable Value

The Company has estimated an aggregate amount for potential unknown contingencies of $48.0 million (the “Holdback”). The Holdback is intended to make reasonable provision for all of the Company’s contingent liabilities, including without limitation (a) any liabilities arising out of the ICD Investigation, the amount of which is currently unknown, (b) other currently unknown or unanticipated liabilities due to the government for unknown reimbursement claims, such as recovery audits (“RAC” audits), cost report settlements, and any other unknown contingent liability that may arise during the normal course of operations during the wind-down period, including legal claims and governmental investigations, as previously disclosed, and (c) any additional liabilities that may arise or be identified during the wind down process. The Holdback is not intended to satisfy recorded wind-down liabilities because those have already been reflected in the Company’s net asset value as reflected on the Statement of Net Assets. All statements relating to the Holdback are forward-looking statements. The amount of the Holdback could be more or less than the amount necessary to satisfy all of the Company’s contingent liabilities if one or more of the underlying assumptions or expectations used in preparing the estimated amount prove to be inaccurate.

Management and the Board of Directors will continue to evaluate the adequacy of the Holdback and may make adjustments to the Holdback as they determine to be appropriate prior to making any additional distributions.

The Holdback does not take into consideration any tax benefits that may be realized as part of the wind-down process. The realization of our total assets is based on the timing of certain events including the realization of our income tax receivable and deferred tax assets. Furthermore, the Company’s deferred income tax assets do not include any tax benefits for income tax losses expected to be incurred subsequent to September 30, 2013.

On June 13, 2011, the Company entered into a Section 382 stockholders rights plan (the “Section 382 Rights Plan”) seeking to preserve for the Company’s stockholders the value or availability of certain of the Company’s tax attributes. Had there nonetheless been an “ownership change” under and as defined in Section 382 of the Internal Revenue Code of 1986, as amended, the expected refund of income taxes would have be substantially reduced and the Company could have lost the right to deduct losses incurred after the Filing that pertain to events that existed prior to the Filing (“Built-in-losses”), which losses could be significant. Built-in-losses would include any or all losses incurred as a result of the potential unknown contingencies underlying the estimated Holdback amount. To mitigate the risk of an “ownership change” occurring and causing the Company’s stockholders to lose the economic benefit of the deductions that would otherwise be available for any Built-in-losses that are incurred, the Board of Directors set the payable date for the Pre-Filing distribution on the date the Company made the Filing. As a result, the Company’s common stock did not trade ex-dividend prior to or on the date the Filing, which is September 21, 2012. The Company’s common stock ceased trading after the date of the Filing. To the Company’s knowledge, an ownership change did not occur prior to September 21, 2012.

Impact of Previously Unrealized Tax Attributes on Net Asset Realizable Value

The total assets available for stockholder distribution previously reported did not take into consideration $8.0 million, or $0.39 per common share, in tax attributes that were not recognizable under GAAP until we had a definitive plan in place to dissolve certain of our partnerships. These tax attributes became recognizable upon the formal dissolution of certain of our partnerships during the fourth quarter of fiscal 2012 and is included in income tax receivable on the Statement of Net Assets as of September 30, 2012.

Going Concern

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

As described above, since this announcement of our Strategic Options Committee in March, 2010 and the date of adoption of liquidation basis of accounting, we have sold seven of our majority owned hospitals, our equity interest in one of our minority owned hospitals and our MedCath Partners division, including a minority venture owned by our MedCath Partners division. Accordingly, for all periods presented, the results of operations for these entities have been excluded from continuing operations and are reported in income (loss) from discontinued operations, net of taxes.

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

Payor	2011 Fiscal Period	Year Ended September 30, 2010
Medicare	48%	50%
Medicaid	7%	6%
Commercial and other, including self-pay	45%	44%

Total consolidated net revenue	100%	100%

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

The majority of our contractual adjustments were system-generated at the time of billing based on either government fee schedules or fee schedules contained in our managed care agreements with various insurance plans. Portions of our contractual adjustments are performed manually and these adjustments primarily relate to patients that have insurance plans with whom our former hospitals do not have contracts containing discounted fee schedules, also referred to as non-contracted payors and patients that have secondary insurance plans following adjudication by the primary payor. Estimates of contractual adjustments are made on a payor-specific basis and based on the best information available regarding our interpretation of the applicable laws, regulations and contract terms. While subsequent adjustments to the systematic contractual allowances can arise due to denials, short payments deemed immaterial for continued collection effort and a variety of other reasons, such amounts have not historically been significant.

We continually review the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of our programs. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties, which can take several years to determine. From a procedural standpoint, for government payors, primarily Medicare, we recognize estimated settlements in our consolidated financial statements based on filed cost reports. We subsequently adjust those settlements as we obtain new information from audits or reviews by the fiscal intermediary and, if the result of the fiscal intermediary audit or review impacts other unsettled and open cost reports, then we recognize the impact of those adjustments. We estimate settlements based on models designed to approximate our cost report filings and revise our estimates in February of each year upon completion of the actual cost report and tentative settlement. Due to the complexity of laws and regulations governing the Medicare and Medicaid programs, the manner in which they are interpreted, and the other complexities involved in estimating our net revenue, there is a reasonable possibility that recorded estimates will change by a material amount in the near term.

We provided care to patients who meet certain criteria under our charity care policy without charge or at amounts less than our established rates. Patients that receive charity care discounts must provide a complete and accurate application, be in need of non-elective care and meet certain federal poverty guidelines established by the U.S. Department of Health and Human Services. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported as net revenue.

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

Basis of Presentation — The Company follows the accounting standard which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This accounting standard also has disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This accounting standard generally requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity. However, in instances in which certain redemption features that are not solely within the control of the issuer are present, classification of noncontrolling interests outside of permanent equity is required. It also requires the amounts of consolidated net income attributable to the Company and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of operations; changes in ownership interests to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. The implementation of this accounting standard results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities. Such treatment is consistent with the view that under this accounting standard, transactions between the Company and noncontrolling interests are considered to be equity transactions.

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

The determination of disproportionate losses to be allocated is based on the specific terms of each hospital’s operating agreement, including each partner’s contributed capital, obligation to contribute additional capital to provide working capital loans, or to guarantee the outstanding obligations of the hospital. During each of our fiscal years 2011 and 2010, our disproportionate recognition of earnings and losses in our hospitals had a net negative impact of $(5.8) million and $(12.2) million, respectively, on our reported income from continuing operations before income taxes and discontinued operations.

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

During fiscal 2010 we granted shares of restricted stock and restricted stock units to employees and directors, respectively. Restricted stock granted to employees, excluding executives of the Company, vested in equal annual installments over a three year period. Executives of the Company (defined by us as vice president or higher) received two restricted stock grants. The first grant of restricted stock vested in equal annual installments over a three year period. The second grant of restricted stock vested over a three year period based on established performance conditions. All unvested restricted stock granted to employees became fully vested upon a change in control of the Company as defined in the Company’s 2006 Stock Option and Award Plan, which occurred on September 30, 2011. As a result, the Company recognized an expense of $0.4 million for the acceleration of 129,988 share of Restricted Stock granted to employees. Restricted stock units granted to directors are fully vested at the date of grant and would have paid in the form of common stock upon each applicable director’s termination of service on the board. However, the Compensation Committee approved the termination of the director’s restricted stock unit plan under which the restricted stock units were granted to directors. As a result, the previously granted units were converted to the shares of common stock on August 1, 2011.

Recent Accounting Pronouncements: See Note 3 of our consolidated financial statements included elsewhere in this report for additional disclosures.

Results of Operations

2011 Fiscal Period Compared to Fiscal Year 2010

Statement of Operations Data. The following table presents our results of operations in dollars and as a percentage of net revenue:

	2011 Fiscal Period and Year Ended September 30, 2010 (in thousands except percentages)
			Increase/(Decrease)		% of Net Revenue
	2011	2010	$	%	2011	2010
Net revenue	$167,301	$166,411	$890	0.5%	100.0%	100.0%
Operating expenses:
Personnel expense	72,477	66,734	5,743	8.6%	43.3%	40.1%
Medical supplies expense	32,342	33,410	(1,068)	(3.2)%	19.3%	20.1%
Bad debt expense	25,908	23,805	2,103	8.8%	15.5%	14.3%
Other operating expenses	65,254	53,459	11,795	22.1%	39.0%	32.1%
Pre-opening expenses	—	866	(866)	(100.0)%	—	0.6%
Depreciation	8,014	12,221	(4,207)	(34.4)%	4.8%	7.3%
Impairment of long-lived assets and goodwill	20,358	66,022	(45,664)	(69.2)%	12.2%	39.7%
Loss on disposal of property, equipment and other assets	(226)	(54)	(172)	318.5%	—	—

Loss from operations	(56,826)	(90,052)	33,226	(36.9)%	(34.0)%	(54.1)%
Other income (expenses):
Interest expense	(2,320)	(3,935)	1,615	(41.0)%	(1.4)%	(2.4)%
Gain on sale of uncosolidated affiliates	15,391	—	15,391	100.0%	9.2%	—
Interest and other income	179	86	93	108.1%	—	0.1%
Loss on note receiveable	—	(1,507)	1,507	(100.0)%	—	—
Equity in net earnings of unconsolidated affiliates	1,216	5,359	(4,143)	(77.3)%	0.6%	3.1%

Loss from continuing operations before income taxes	(42,360)	(90,049)	47,689	(53.0)%	(25.3)%	(54.1)%
Income tax benefit	(16,963)	(33,377)	16,414	(49.2)%	(10.1)%	(20.1)%

Loss from continuing operations	(25,397)	(56,672)	31,275	(55.2)%	(15.3)%	(34.1)%
Income from discontinued operations, net of taxes	154,742	20,690	134,052	647.9%	92.6%	12.4%

Net income (loss)	129,345	(35,982)	165,327	(459.5)%	77.3%	(21.6)%
Less: Net income attributable to noncontrolling interests	(62,709)	(12,389)	(50,320)	406.2%	(37.5)%	(7.4)%

Net income (loss) attributable to MedCath Corporation	$66,636	$(48,371)	$115,007	(237.8)%	39.8%	(29.1)%

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(29,177)	$(61,843)	$32,666	(52.8)%	(17.4)%	(37.2)%
Income from discontinued operations, net of taxes	95,813	13,472	82,341	611.2%	57.3%	8.1%

Net income (loss)	$66,636	$(48,371)	$115,007	(237.8)%	39.8%	(29.1)%

Net revenue. Below is selected procedural and net revenue data for the 2011 fiscal period and the fiscal year ended September 30, 2010.

	Continuing Operations 2011 Fiscal Period and Year Ended September 30, 2010
Admission and Principal Procedures (1):	2011	%	2010	%	Increase (Decrease)
Inpatient admissions	7,907	17%	8,380	20%	(5.6)%
Outpatient procedures (2)	15,773	32%	11,739	28%	34.4%
ED and heart saver program	25,086	51%	22,447	52%	11.8%

Total procedures	48,766	100%	42,566	100%	14.6%

MDC 05 procedures (3)	3,250		3,910		(16.9)%
IP Drug Eluting Stents	389		520		(25.2)%
IP Bare Metal Stents	200		269		(25.7)%
OP Drug Eluting Stents	288		275		4.7%
OP Bare Metal Stents	183		144		27.1%
Non MDC 5 procedures	4,688		4,467		4.9%
ED visits	30,594		22,301		37.2%

Total charity care	$767		$642		19.5%

(1)	Procedures refer to the total cases billed and revenues recognized.
(2)	Excludes emergency department and our HeartSaver CT program.
(3)	Major Diagnostic Category (“MDC”) 5 corresponds to a circulatory system principal diagnosis. We have historically referred to MDC 5 procedures as our “core procedures.”

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

Net revenue for the 2011 fiscal period included charity care deductions of $0.8 million compared to charity care deductions of $0.6 million for the fiscal year 2010. The $0.2 million increase is the result of more uninsured patients applying and qualifying for charity care.

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

Our net accounts receivable primarily includes amounts due from patients and third-party payors and amounts due for third-party payor settlements. Third-party payor settlements include amounts due related to prior filed cost reports and estimated future cost report filings. Our net accounts receivable due from patients and third-party payors, excluding amounts due for the settlement of cost reports, was $18.7 million at September 30, 2011 under liquation basis and $21.6 million under going concern accounting, which does not include assets held by discontinued operations, at September 30, 2010. Our third-party net accounts payable for the settlement of cost reports was $1.2 million and $0.6 million as of September 30, 2011 and 2010, respectively. Of this amount, $0.9 million and $1.4 million was related to prior fiscal year cost reports as of September 30, 2011 and 2010, respectively.

At September 30, 2011 we computed the net realizable value of accounts received using a historical liquidation percentage by hospital. We also used this method to determine the allowance for doubtful accounts as of September 30, 2010. This liquidation (or bad debt) percentage is based on a twelve month hindsight analysis computed on a monthly basis while considering any current trends or changes in payor mix that could impact historical collection percentages. We reserve for the estimate of uncollectible self-pay accounts at the time the revenue is recognized. As a result, an increase in self-pay admissions will increase the bad debt expense and the allowance for doubtful accounts most significantly in the period in which the service is rendered. For the quarter ended September 30, 2011, bad debt expense was 15.8% of net patient revenue, compared to 14.8% in the prior year.

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

Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes increased to $154.7 million for the 2011 fiscal period from $20.7 million for fiscal 2010. During the 2011 fiscal period, the Company recognized pre-tax gains upon disposition of assets of discontinued operations of $202.6 million, partially offset by an $11.1 million loss on early termination of debt at one of the facilities. The significant components of the gains recognized are a $90.4 million gain, an $18.8 million gain, a $25.9 million gain, a $35.7 million gain and a $32.4 million gain on the sale of the assets of Heart Hospital of New Mexico (“HHNM”), Arkansas Heart Hospital (“AHH”), Partners/CCH, HHA and TexSan Heart Hospital, respectively. During fiscal 2010, the Company recognized an impairment of $5.2 million to property and equipment at one of its discontinued hospitals due to declines in operating performance as well as the receipt of an independent third party market offer that indicated that impairment existed. Such impairment was offset by the operating activities of other of the Company’s discontinued hospitals.

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

Liquidity and Capital Resources

As a result of the adoption of a formal Plan of Dissolution, our activities are now limited to realizing the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities and making distributions to our stockholders. Winding down our remaining business activities includes the corporate division functions, realizing the value of corporate held assets and paying the creditors of previously sold hospitals in which we retained net working capital.

Based on the Company’s net asset balances as of September 30, 2012, the Company believes proceeds from the liquidation of assets will be sufficient to provide payment in full to its creditors; however, there can be no assurances. Payments are estimated as follows:

Category	Total Net Assets
(in thousands)
Total assets	$96,504

Wind down related costs	18,762
Noncontrolling interests at settlement amount	5,027

Total liabilities and noncontrolling interests	23,789

Total net assets	$72,715

The amount shown for total net assets does not reflect any reduction for expenses related to events or claims that we cannot reasonably quantify or predict and which may be material, including the cost and expenses related to the ICD Investigation. See discussion of Holdback below.

These projected payments are based on significant estimates and judgments. The amount shown for total net assets does not take into consideration any unknown liabilities that may arise during the course of the wind down process. The actual amount of total net assets ultimately available for distribution to stockholders and the timing of future post-Filing liquidating distributions, if any, to stockholders is dependent upon the resolution of all open items and periods with taxing authorities; the ultimate settlement amounts of the Company’s liabilities and obligations, the resolution of the ICD Investigation; and actual costs incurred in connection with carrying out the Company’s Plan of Dissolution, including administrative costs during the liquidation period; and other factors. Included in the total assets of $96.5 million as of September 30, 2012, was $73.2 million of cash and cash equivalents.

The above amounts do not take into consideration any estimate of liabilities arising from the ICD Investigation or other unknown or unanticipated liabilities that may arise during the wind-down period. Based on prior history, we expect to incur liabilities from contingencies that arise during our wind-down period. The Company has estimated a Holdback of $48.0 million for such contingent liabilities. The Holdback will be held by the Company as of the Filing and used after the Filing in accordance with the DGCL to satisfy all of the Company’s contingent liabilities, including without limitation (a) any liabilities arising out of the ICD Investigation, the exact amount of which is currently unknown, (b) other currently unknown or unanticipated liabilities due to the government for unknown reimbursement claims, such as RAC audits, cost report settlements, and any other unknown contingent liability that may arise during the wind-down process, including legal claims and governmental investigations, as previously disclosed, and (c) any additional liabilities that may arise or be identified after the Filing. The Holdback is not intended to satisfy recorded wind-down liabilities because those have already been reflected in the Company’s net asset value as reflected on the Statement of Net Assets.

During the fiscal year ended September 30, 2012, we paid $3.6 million in distributions to noncontrolling interests and have an estimated $5.0 million left to distribute as of September 30, 2012.

Off-Balance Sheet Arrangements. The Company’s off-balance sheet arrangements consist of operating leases that are discussed in Note 11 in the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We maintained a policy for managing risk related to exposure to variability in interest rates, commodity prices, and other relevant market rates and prices which includes considering entering into derivative instruments (freestanding derivatives), or contracts or instruments containing features or terms that behave in a manner similar to derivative instruments (embedded derivatives) in order to mitigate our risks.

INDEX TO FINANCIAL STATEMENTS

MEDCATH CORPORATION AND SUBSIDIARIES

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	37
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Net Assets in Liquidation as of September 30, 2012 and 2011	38
Consolidated Statements of Changes in Net Assets in Liquidation for the year ended September 30, 2012 and the period September 23, 2011 to September 30, 2011	39
Consolidated Statements of Operations for the period October 1, 2010 to September 22, 2011 and for the Year Ended September 30, 2010	40
Consolidated Statements of Stockholders’ Equity for the period October 1, 2010 to September 22, 2011 and for the Year Ended September 30, 2010	41
Consolidated Statements of Cash Flows for the period October 1, 2010 to September 22, 2011 and for the Year Ended September 30, 2010	42
Notes to Consolidated Financial Statements	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MedCath Corporation

Charlotte, North Carolina

We have audited the accompanying consolidated statement of net assets in liquidation of MedCath Corporation and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statement of changes in net assets in liquidation for the year ended September 30, 2012 and the period from September 23, 2011 to September 30, 2011. In addition, we have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the period from October 1, 2010 to September 22, 2011 and for the year ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of MedCath Corporation and subsidiaries at September 30, 2012 and 2011, the changes in their net assets in liquidation for the year ended September 30, 2012 and the period from September 23, 2011 to September 30, 2011, and the results of their operations and their cash flows for the period from October 1, 2010 to September 22, 2011 and for the year ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Raleigh, North Carolina

December 14, 2012

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(In thousands)

	September 30,
	2012	2011
Assets:
Cash and cash equivalents	$73,159	$304,403
Accounts receivable	1,892	18,619
Notes receivable	—	22,317
Income tax receivable	14,633	7,636
Medical supplies	—	1,789
Deferred income tax assets	2,036	—
Prepaid expenses and other assets	1,299	2,605
Property and equipment	—	37,901
Investment in affiliates	3,485	13,400

Total assets	$96,504	$408,670

Liabilities:
Accounts payable	$1,667	$19,038
Accrued compensation and benefits	2,596	13,287
Dividends payable	—	139,373
Other accrued liabilities	14,499	28,342
Obligations under capital leases	—	520
Deferred income tax liabilities	—	459

Total liabilities	18,762	201,019
Noncontrolling interests at settlement amount	5,027	16,448

Total liabilities and noncontrolling interests	23,789	217,467

Net assets in liquidation	$72,715	$191,203

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

For the Period September 23, 2011 to September 30, 2011 and Year Ended September 30, 2012

(Liquidation Basis)

(In thousands)

Total equity at September 22, 2011	$213,121
Less: Noncontrolling interests at September 22, 2011	11,907

Total MedCath Corporation Stockholders’ Equity at September 22, 2011	201,214
Liquidation basis adjustments:
Adjust assets and liabilities to net realizable value	19,660
Accrued liquidation costs	(25,768)
Adjust noncontrolling interests to settlement amount	(3,903)

Net assets in liquidation as of September 22, 2011	191,203

Net costs incurred from September 23, 2011 to September 30, 2011	—

Net assets in liquidation as of September 30, 2011	$191,203
Net operations for the year ended September 30, 2012	5,853
Cash distributions to shareholders	(128,821)
Adjustments to net realizable value of assets	5,684
Adjustments to accrued liquidation costs during the year ended September 30, 2012	(1,204)

Net assets in liquidation as of September 30, 2012	$72,715

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(In thousands, except per share data)

	Period from October 1, 2010 to September 22, 2011	Year Ended September 30, 2010

Net revenue	$167,301	$166,411
Operating expenses:
Personnel expense	72,477	66,734
Medical supplies expense	32,342	33,410
Bad debt expense	25,908	23,805
Other operating expenses	65,254	53,459
Pre-opening expenses	—	866
Depreciation	8,014	12,221
Impairment of long lived assets and goodwill	20,358	66,022
Gain on disposal of property, equipment and other assets	(226)	(54)

Total operating expenses	224,127	256,463

Loss from operations	(56,826)	(90,052)
Other income (expenses):
Interest expense	(2,320)	(3,935)
Gain on sale of unconsolidated affiliates	15,391	—
Interest and other income	179	86
Loss on note receivable	—	(1,507)
Equity in net earnings of unconsolidated affiliates	1,216	5,359

Total other income (expense), net	14,466	3

Loss from continuing operations before income taxes	(42,360)	(90,049)
Income tax benefit	(16,963)	(33,377)

Loss from continuing operations	(25,397)	(56,672)
Income from discontinued operations, net of taxes	154,742	20,690

Net income (loss)	129,345	(35,982)
Less: Net income attributable to noncontrolling interests	(62,709)	(12,389)

Net income (loss) attributable to MedCath Corporation	$66,636	$(48,371)

Amounts attributable to MedCath Corporation common stockholders:
Loss from continuing operations, net of taxes	$(29,177)	$(61,843)
Income from discontinued operations, net of taxes	95,813	13,472

Net income (loss)	$66,636	$(48,371)

Earnings (loss) per share, basic
Loss from continuing operations attributable to MedCath
Corporation common stockholders	$(1.45)	$(3.12)
Income from discontinued operations attributable to MedCath
Corporation common stockholders	4.75	0.68

Earnings (loss) per share, basic	$3.30	$(2.44)

Earnings (loss) per share, diluted
Loss from continuing operations attributable to MedCath
Corporation common stockholders	$(1.45)	$(3.12)
Income from discontinued operations attributable to MedCath
Corporation common stockholders	4.75	0.68

Earnings (loss) per share, diluted	$3.30	$(2.44)

Weighted average number of shares, basic	20,153	19,842
Dilutive effect of stock options and restricted stock	6	—

Weighted average number of shares, diluted	20,159	19,842

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Going Concern Basis)

(In thousands)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Noncontrolling	Total Equity	Redeemable Noncontrolling Interest (Temporary
	Shares	Par Value	Capital	Deficit	Loss	Shares	Amount	Interest	(Permanent)	Equity)

Balance, September 30, 2009	21,596	$216	$455,259	$(91,420)	$(360)	1,445	$(44,797)	$18,184	337,082	$7,448
Stock awards, including cancelations and income tax benefit	363	—	2,646	—	—	—	—	—	2,646	—
Tax withholdings for vested restricted stock awards	(44)	—	(293)	—	—	—	—	—	(293)	—
Transfer of restricted shares from treasury stock	509					509
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14,956)	(14,956)	(3,560)
Acquisitions and other transactions impacting noncontrolling interest	—	—	—	—	—	—	—	72	72	(77)
Sale of equity interest	—	—	113	—	—	—	—	27	140	—
Comprehensive loss:
Net (loss) income	—	—	—	(48,371)	—	—	—	6,234	(42,137)	7,723
Change in fair value of interest rate swap, net of income tax benefit (*)	—	—	—	—	(84)	—	—	—	(84)	—

Total comprehensive loss									(42,221)	7,723

Balance, September 30, 2010	22,424	216	457,725	(139,791)	(444)	1,954	(44,797)	9,561	282,470	11,534
Stock awards, including cancelations and income tax effects	212	—	4,311	—	—	—	—	—	4,311	—
Restricted stock awards, including cancelations	(335)	—	(3,713)	—	—	—	—	—	(3,713)	—
Dividends declared	—	—	(139,373)	—	—	—	—	—	(139,373)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(54,290)	(54,290)	(3,560)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	—	—	—	(111)	(111)	17
Dispositions of noncontrolling interests	—	—	—	—	—	—	—	—	—	(8,251)
Exercise of call of noncontrolling interest	—	—	—	—	—	—	—	—	—	(5,700)
Comprehensive loss:
Net income (loss)	—	—	—	66,636	—	—	—	56,747	123,383	5,960
Reclassification of amounts included in net income, net of income tax (*)	—	—	—	—	444	—	—	—	444	—

Total comprehensive income									123,827	5,960

Balance, September 22, 2011	22,301	$216	$318,950	$(73,155)	$—	1,954	$(44,797)	$11,907	$213,121	$—

(*)	Tax expense (benefit) was $0.3 million and $0.1 million for the period October, 1, 2010 to September 22, 2011 and the year ended September 30, 2010, respectively.

See notes to consolidated financial statements.

MEDCATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(In thousands)

	Period from October 1, 2010 to September 22, 2011	Year Ended September 30, 2010
Net income (loss)	$129,345	$(35,982)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations, net of taxes	(154,742)	(20,690)
Bad debt expense	25,908	23,805
Depreciation	8,014	12,221
Gain on sale of unconsolidated affiliates	(15,391)	—
Gain on disposal of property, equipment and other assets	(226)	(54)
Share-based compensation expense	4,311	3,148
Amortization of loan acquisition costs	1,104	994
Impairment of long-lived assets and goodwill	20,358	66,022
Equity in earnings of unconsolidated affiliates, net of distributions received	91	2,253
Deferred income taxes	19,863	(22,982)
Change in assets and liabilities that relate to operations:
Accounts receivable	(26,294)	(26,032)
Medical supplies	282	(496)
Prepaid and other assets	1,131	(7,022)
Income taxes payable/receivable	(33,436)	—
Accounts payable and accrued liabilities	(7,050)	3,966

Net cash used in operating activities of continuing operations	(26,732)	(849)
Net cash (used in) provided by operating activities of discontinued operations	(1,399)	44,143

Net cash (used in) provided by operating activities	(28,131)	43,294

Investing activities:
Purchases of property and equipment	(1,857)	(11,616)
Proceeds from sale of property and equipment	417	354
Changes in restricted cash	(1,772)	—
Proceeds from sale of business interests	24,851	—

Net cash provided by (used in) investing activities of continuing operations	21,639	(11,262)
Net cash provided by (used in) investing activities of discontinued operations	413,755	(5,694)

Net cash provided by (used in) investing activities	435,394	(16,956)

Financing activities:
Repayments of long-term debt	(66,563)	(13,438)
Repayments of obligations under capital leases	(386)	(287)
Distributions to noncontrolling interests	(2,436)	(4,381)
Tax withholding of vested restricted stock awards	(4,712)	(293)
Other financing activities, net	—	222

Net cash used in financing activities of continuing operations	(74,097)	(18,177)
Net cash used in financing activities of discontinued operations	(103,260)	(22,832)

Net cash used in financing activities	(177,357)	(41,009)

Net increase (decrease) in cash and cash equivalents	229,906	(14,671)
Cash and cash equivalents:
Beginning of period	47,030	61,701

End of period	$276,936	$47,030

Cash and cash equivalents of continuing operations	225,754	23,208
Cash and cash equivalents of discontinued operations	51,182	23,822

See notes to consolidated financial statements.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per share amounts)

1. Nature of Business

MedCath Corporation (the “Company”) was incorporated in Delaware in 2001 as a result of our initial public offering. The Company historically owned and operated hospitals in partnership with physicians. The Company opened its first hospital in 1996. On March 1, 2010 the Company announced that its Board of Directors had formed a Strategic Options Committee to consider the sale either of the Company’s equity or the sale of its individual hospitals and other assets as the Board of Directors determined that selling our assets or equity may provide the highest return for the Company’s stockholders. At that time the Company had majority ownership interests in eight hospitals, minority ownership interests in two hospitals, a minority ownership interest in a hospital real estate venture, and owned MedCath Partners, a division of the Company that managed cardiac diagnostic and therapeutic facilities. Since the Company made that announcement through September 30, 2012, the Company has sold all eight of its majority owned hospitals, its equity interest in the two minority owned hospitals, its equity interest in a real estate venture and the MedCath Partners division, including a venture that was minority owned through the Company’s MedCath Partners division.

On September 22, 2011, at a special meeting of stockholders and following the recommendation of the Board of Directors, the Company’s stockholders approved (a) the sale of all or substantially all of the remaining assets of the Company prior to filing a certificate of dissolution and the complete liquidation of the Company (as described in Section 356(a) of the Internal Revenue Code of 1986, as amended, and (b) the dissolution of the Company under the Delaware General Corporation Law (“Plan of Dissolution”). Accordingly, the Company adopted the liquidation basis of accounting as of September 22, 2011 (See Note 2) since the liquidation and dissolution of the Company was imminent.

The Company filed a certificate of dissolution on September 21, 2012 (the “Filing”) in accordance with Section 275 of the General Corporation Law of the State of Delaware (“DGCL”) in order to dissolve the Company and most of its subsidiaries. The Filing has not been made for the Company’s subsidiaries which are parties to pending litigation filed by the Company’s former partners in the hospital located in San Antonio, Texas, which hospital was sold as part of the Plan of Dissolution.

As of September 30, 2012, the Company’s remaining assets included a 50% interest in a partnership that owns a medical office building in Austin, Texas (which was sold on December 5, 2012) and a catheterization lab that was retained after the sale of the MedCath Partners division. As the Company seeks to liquidate these remaining assets, the Company manages its wind-down operations from its corporate office located in Charlotte, North Carolina.

As a result of the adoption of a formal Plan of Dissolution, the Company’s activities are now limited to winding down its affairs, including but not limited to, seeking to realize the value of its remaining assets; making tax and regulatory filings; winding down its remaining business activities and satisfying its remaining liabilities.

2. Plan of Dissolution

The Company’s Plan of Dissolution was approved by the stockholders on September 22, 2011 and provides for the completion of the voluntary liquidation, winding up and dissolution of the Company. As a result of the stockholders approval of the Plan of Dissolution, the Company will seek to (i) sell its remaining assets, (ii) pay, or establish a reserve to pay, all of the Company’s liabilities, including without limitation (a) any liabilities arising out of the ICD Investigation (see Note 11), (b) other currently unknown or unanticipated liabilities, and (c) a reserve of such additional amount as the Company’s Board of Directors determines to be necessary or appropriate under the DGCL with respect to additional liabilities that may arise after the Company files for dissolution, and (iii) make one or more additional liquidating distributions. On August 28, 2012, the Board of Directors approved the Filing in order to dissolve the Company and will attempt to liquidate any of its remaining unsold assets, satisfy or make reasonable provisions for the satisfaction of its remaining obligations, and make distributions to stockholders of any available liquidation proceeds, as well as any remaining cash on hand, in accordance with the Plan of Dissolution. Such Filing occurred on September 21, 2012.

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

Use of Estimates – The conditions required to adopt the liquidation basis of accounting were met on September 22, 2011 (the “Effective Date”). The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments. In addition, the Company is required to quarterly evaluate the reasonableness of such estimates and adjust such estimates as new information becomes available.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company used an independent third party market offer and subsequent disposition values to determine the reasonableness of the Company’s write up of its investment in and advances to affiliates, subsequent disposition values to determine the reasonableness of the Company’s write down of subsidiary investments and third party valuations to determine the write up of property, plant and equipment. Prepaid expenses and other assets and other long-term obligations were written off as they will not provide any future cash flow to the Company and have no future net realizable value. The increase in the deferred income taxes, net was based on the Company’s computation of the income tax impact of the total adjustments to mark assets to their net realizable value and liabilities to estimated settlement amount.

The adjustments outlined above had a direct impact on the settlement amount of the Company’s noncontrolling interests, which represents the minority owners’ share of the Company’s consolidated subsidiaries. As a result, the Company recorded the following adjustment to the net settlement amount of noncontrolling interests on the Statement of Changes in Net Assets in Liquidation as of September 22, 2011:

(in thousands)
Adjust noncontrolling interest to settlement amount:
Write up of noncontrolling interests	$3,903

Total	$3,903

In addition, during the year ended September 30, 2012, the Company made the following adjustments to such estimates and recognized the net operations and distributions as part of the wind down process as follows:

(in thousands)
Adjustment to investment in and advances to affiliates	$(1,390)
Adjustment to other assets	446
Recognition of tax assets related to excess basis	8,021
Adjustment to accrued liquidation costs	(1,204)
Adjustment to property and equipment	(1,393)
Cash distributions to shareholders	(128,821)
Net operations	5,853

Total	$(118,488)

See discussion for these changes in Net Assets and Liabilities in Liquidation below.

Accrued Cost of Liquidation

The Company accrued the estimated costs expected to be incurred during the dissolution period. The dissolution period estimated provides time for the Company to sell its remaining assets and file articles of dissolution. Under DGCL, the dissolution period after the filing of the articles of dissolution must be a minimum of three years. In determining its total estimated costs to liquidate as of September 22, 2011, the Company estimated that it would incur costs through September 30, 2015 as follows:

(in thousands)
Salaries, wages and benefits	$6,349
Outsourcing information technology and central business office functions	1,618
Contract breakage costs	2,810
Insurance	5,392
Legal, Board and other professional fees	7,091
Office and storage expense	1,762
Lease expense	746

Total liquidation accruals	$25,768

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimates were based on prior history, known future events, contractual obligations and the estimated time to complete the liquidation. The Company recorded total accrued liabilities of $60.7 million as of September 30, 2011, excluding the distribution payable and obligations under capital leases, on the statement of net assets as of September 30, 2011. The $60.7 million was the total expected payments for the settlement of liabilities after the $25.8 million in additional accruals the Company recorded upon adoption of the liquidation basis of accounting. The $60.7 million included $35.1 million in accrued liabilities related to the Company’s corporate division and $25.6 million related to the Company’s previously sold entities and Bakersfield Heart Hospital (“BHH”). Total accrued liabilities as of September 30, 2011 did not include any amount related to the ICD Investigations since the Company was unable to reasonably estimate the amounts to be repaid, if any, upon resolution of the investigations.

Subsequent to September 30, 2011, the Company has disposed of its interest in BHH, settled certain liabilities retained upon disposition of other hospital entities and recorded the following activities related to the Company’s corporate division liabilities during the year ended September 30, 2012 (in thousands):

	September 30, 2011	Cash Payments	Adjustments to Accruals	September 30, 2012
Salaries, wages and benefits	$11,190	$(8,428)	$(166)	$2,596
Outsourcing information technology and central business office functions	1,618	(1,468)	1,666	1,816
Contract breakage costs	2,810	—	(1,628)	1,182
Insurance	5,392	(2,882)	(424)	2,086
Legal, Board and other professional fees	11,575	(7,437)	1,740	5,878
Office and storage expense	1,759	(943)	(299)	517
Lease expense	746	(949)	315	112

Total liquidation accruals	$35,090	$(22,107)	$1,204	$14,187

The Company adjusted the information technology costs during the 2012 fiscal year to account for a long-term agreement entered into to outsource the Company’s corporate information technology services. In addition, costs to provide transition services to buyers of the Company’s hospitals increased as buyers extended their transition service periods. Legal, board and other fees were increased to account for costs incurred related to on-going litigation, the ICD investigation, extended and complex sale transactions and the dissolution process. These increases were offset by a decline in estimated contract breakage costs. Subsequent to September 30, 2012, the Company terminated the lease of its corporate office for $0.8 million. The Company was able to negotiate a lower termination cost than previously estimated.

Net Assets and Liabilities in Liquidation

In connection with the Company’s stockholders’ approval of the Plan of Dissolution, the Board of Directors declared a liquidating distribution of $6.85 per share of common stock outstanding on September 22, 2011, which was paid October 13, 2011 to stockholders of record on October 6, 2011. This was the first liquidating distribution declared in connection with the Plan of Dissolution and aggregated $139.4 million resulting in a corresponding reduction of dividends payable. On August 28, 2012, the Board of Directors approved a pre-Filing liquidating distribution (the “Pre-Filing Liquidating Distribution”) to the holders of the Company’s outstanding shares of common stock, par value $.01, of $6.33 per share. The Company’s Board of Directors set September 10, 2012 as the record date and September 21, 2012 as the payable date for the Pre-Filing Liquidating Distribution. This Pre-Filing Liquidating Distribution decreased net assets in liquidation by $128.8 million during the year ended September 30, 2012.

Absent the above discussed $6.33 per share Pre-Filing Liquidating Distribution, net assets in liquidation increased by $10.3 million for the year ended September 30, 2012 due to the following:

•

A decline of $1.4 million due to the write down of investment in and advances to affiliates. This decline was a result of updated indications of market value for a medical office building jointly owned by the Company with another partner in Austin, Texas. The adjustment was recorded during the three months ending December 31, 2011. Subsequent to September 30, 2012, the Company sold its partnership interest to the other partner for $3.5 million after closing costs, the value reported as of September 30, 2012.

•	An increase of $0.4 million due to increases in net deferred income tax assets partially offset by a reduction in sales proceeds receivable based on final purchase price true-ups.

•	An increase of $8.0 million in tax assets that became recognizable upon the formal dissolution of certain of the Company’s partnerships during the fourth quarter of fiscal 2012.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

A decline due to the write up of accrued liquidation costs by $1.2 million. This increase was primarily the result of increases in costs to outsource information technology and central business office functions as well as increased professional fees. The total cost to outsource the Company’s information technology and central business office functions was higher than anticipated as a result of entering into long-term information services the Company outsourced for the anticipated three year wind down period and several years after to preserve data, if necessary. The Company also incurred increased expense related to central business office functions as the result of the extension of transition services provider to buyers of certain assets. In addition, the Company increased professional fees to account for the on-going ICD investigation and other legal claims as well as fees incurred related to the dissolution process.

•	A decline of $1.4 million for the write down of property, plant and equipment of BHH, which was sold on June 30, 2012 and the write down of a catheterization laboratory.

•

The $5.9 million net operations for the fiscal year ended September 30, 2012 had a positive impact on the net asset value for the year ended September 30, 2012. Net operations include $2.7 million, net of tax and noncontrolling interests, related to an agreement the Company entered into in April 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services and the Centers for Medicare and Medicaid Services (“CMS”) (referred to collectively as “HHS”). This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997. In addition, the increase in net operations was due to the operations of BHH for the first nine months prior to the sale of the hospital as of June 30, 2012.

Going Concern Significant Accounting Policies and Estimates

Basis of Consolidation — The consolidated financial statements of the Company for the period October 1, 2010 through September 22, 2011 (“2011 Fiscal Period”) and as of and for the year ended September 30, 2010 were prepared on a going concern basis of accounting, which contemplated realization of assets and satisfaction of liabilities in the normal course of business.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and any changes in the contractual terms of its programs. Final settlements under some of these programs are subject to adjustment based on audit by third parties, which can take several years to determine. From a procedural standpoint, for governmental payors, primarily Medicare, the Company recognizes estimated settlements in its consolidated financial statements based on filed cost reports. The Company subsequently adjusts those settlements as new information is obtained from audits or reviews by the fiscal intermediary and, if the result of the fiscal intermediary audit or review impacts other unsettled and open cost reports, the Company recognizes the impact of those adjustments. As such, the Company recognized adjustments that increased net revenue by $1.7 million and decreased net revenue by $0.6 million for continuing operations in the 2011 Fiscal Period and the year ended September 30, 2010, respectively.

The Company records charity care deductions as a reduction to gross revenue. Patients that receive charity care discounts must provide a complete and accurate application, be in need of non-elective care and meet certain federal poverty guidelines established by the U.S. Department of Health and Human Services.

A significant portion of the Company’s net revenue was derived from federal and state governmental healthcare programs, including Medicare and Medicaid, which, combined, accounted for 55.5% and 57.0% of the Company’s net revenue during the 2011 Fiscal Period and the year ended September 30, 2010, respectively. Medicare payments for inpatient acute services and certain outpatient services are generally made pursuant to a prospective payment system. Under this system, hospitals are paid a prospectively-determined fixed amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group (“DRG”). Based upon the patient’s condition and treatment during the relevant inpatient stay, each DRG is assigned a fixed payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals, referred to as the market basket index. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service; however, DRG payments are adjusted by a predetermined adjustment factor assigned to the geographic area in which the hospital is located.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment Reporting. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment if the segments have similar economic and overall industry characteristics, such as customer class, products and service. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. The Company’s sole reporting segment was the Hospital Division.

Advertising — Advertising costs are expensed as incurred. During the 2011 Fiscal Period and the year ended September 30, 2010, the Company incurred $0.8 million and $0.7 million of advertising expenses, respectively.

Pre-opening Expenses — Pre-opening expenses consist of operating expenses incurred during the development of new ventures prior to opening for business. Such costs specifically relate to the Company’s development of the Hualapai Mountain Medical Center in Kingman, Arizona and are expensed as incurred. The Company incurred $-0- and $0.9 million of pre-opening expenses during the 2011 Fiscal Period and the year ended September 30, 2010, respectively.

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

During fiscal 2010, the Company granted shares of restricted stock and restricted stock units to employees and directors, respectively. Restricted stock granted to employees, excluding executives of the Company, vested in equal annual installments over a three year period. Executives of the Company defined by the Company as vice president or higher, received two separately equal grants. The first grant of restricted stock vested in equal annual installments over a three year period, the second grant of restricted stock vested over a three year period based on established performance conditions. All unvested restricted stock granted to employees became fully vested on September 30, 2011 upon a change in control of the Company as permitted under the Company’s 2006 Stock Option and Award Plan. A change in control occurred on September 30, 2011 as the result of the sale of Hualapai Mountain Medical Center and Louisiana Medical Center and Heart Hospital on that date. The Board of Directors defined a change in control as the sale of at least 80% of the Company’s hospital units that existed at the date of the commencement of the strategic options process (March, 2010) and the closing of the sale of Company assets that generated at least 80% of the Company’s earnings before interest, taxes, depreciation and amortization for the fiscal year ended September 30, 2009. As a result, the Company recognized an expense of $0.4 million for the acceleration of 129,988 shares of Restricted Stock granted to employees. Restricted stock units granted to directors are fully vested at the date of grant and are paid in the form of common stock upon each applicable director’s termination of service on the board. However, the Compensation Committee approved the termination of the director’s restricted stock unit plan under which the restricted stock units were granted to directors. As a result, the previously granted units were converted to the shares of common stock on August 1, 2011.

Recent Accounting Pronouncements — The following is a summary of new accounting pronouncements that have been adopted or that may apply to the Company.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided in this ASU is effective as of the beginning of the first fiscal year beginning after December 15, 2010, fiscal 2012 for the Company. The adoption of this ASU did not have a material impact on the Company’s consolidated net assets in liquidation.

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

On October 1, 2012, the Company adopted this ASU, which did not have any impact on the Company’s previously reported results of operations. However, the following additional disclosures outline the Company’s policy on provision of charity care and the aggregate direct and indirect costs of providing such care for the 2011 Fiscal Period and the year ended September 30, 2010:

The Company provided care to patients who met certain criteria under our charity care policy without charge or at amounts less than the Company’s established rates. Patients that received charity care discounts had to provide a complete and accurate application, be in need of non-elective care and meet certain federal poverty guidelines established by the U.S. Department of Health and Human Services. Because the Company does not pursue collection of amounts determined to qualify as charity care, they were not reported as net revenue. The aggregate direct and indirect cost of provision of such care based on the assigned diagnosis-related group to such patients aggregated $0.8 million and $0.6 million for the 2011 Fiscal Period and the year ended September 30, 2010, respectively.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Discontinued Operations

The results of operations for the period from October 1, 2010 to September 22, 2011 include the on-going operations. Discontinued operations are not presented separately under the liquidation basis of accounting. However, subsequent to September 22, 2011, the Company completed the sale of Hualapai Mountain Medical Center (“HMMC”) in Kingman, Arizona, to Kingman Regional Medical Center and the sale of the Company’s interests in BHH and Louisiana Medical Center & Heart Hospital (“LMCHH”) to Cardiovascular Care Group (“CCG”). These sales were completed subsequent to the adoption of the Plan of Dissolution, as approved by the Company’s stockholders on September 22, 2011, but are not presented as discontinued operations herein.

Prior to its adoption of liquidation basis of accounting on September 22, 2011, the Company sold its interest in certain business interests. As a result, the Company has classified the results of operations of the following entities within income from discontinued operations, net of taxes. The net realizable value of the assets and settlement amount of liabilities on the statement on net assets includes the assets and liabilities of all discontinued operations.

Effective August 1, 2011, the Company sold its ownership interest and management rights in Arkansas Heart Hospital (“AHH”) to AR-MED, LLC. The transaction valued AHH at $73.0 million plus a percentage of the hospital’s available cash. The gain of $18.8 million has been included in income from discontinued operations for the 2011 Fiscal Period. The purchaser has agreed to indemnify MedCath for liabilities arising from the pre-closing operations of the hospital, including but not limited to any liabilities that may arise from the pending ICD investigation (see Note 11).

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

Effective May 4, 2011 the Company sold the majority of the assets of its seven cardiac diagnostic and therapeutic facilities (which are referred to as the MedCath Partners division) to DLP Healthcare, a joint venture of LifePoint Hospitals, Inc. and Duke University Health System. The transaction valued the assets sold at $25.0 million and involved the sale of certain North Carolina-based assets related to the operation of cardiac catheterization laboratories in North Carolina. MedCath has retained working capital related to the assets sold and also retained assets related to catheterization labs leased to two health care systems outside of North Carolina as well as its minority ownership in Coastal Carolina Heart. Further, MedCath retained certain assets and liabilities arising from this business that arose before closing. The transaction was completed effective May 4, 2011 with a gain of $21.3 million included in income (loss) from discontinued operations for the 2011 Fiscal Period.

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

During May 2008, the Company sold the net assets of Dayton Heart Hospital (“DHH”) to Good Samaritan Hospital pursuant to a definitive agreement. As of September 30, 2011, the Company had reserved $10.0 million for Medicare outlier payments received by DHH, which are included in accrued liabilities statement of net assets. Such issue was settled during the year ended September 30, 2012 and no reserve was required as of September 30, 2012.

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

The results of operations of discontinued operations included in the consolidated statements of operations are as follows:

	2011 Fiscal Period	Year Ended September 30, 2010

Net revenue	$188,545	$445,843
Gain (loss) from dispositions, net	202,573	(151)
Loss on early termination of debt	(11,130)	—
Income before income taxes	208,114	24,839
Income tax expense	53,372	4,149

Net income	154,742	20,690
Less: Net income attributable to noncontrolling interests	(58,929)	(7,218)

Net income attributable to MedCath Corporation	$95,813	$13,472

5.	Asset Impairment Charges

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

6.	Accounts Receivable

Accounts receivable as of September 30, 2011 (liquidation basis) consisted of $16.5 million receivables from patients and third-party payors and $2.1 million of other receivables. Such receivables are presented at their net realizable value. The Company had recognized an allowance for doubtful accounts of $33.2 million for estimated uncollectible accounts as of September 30, 2010.

The Company wrote off $24.6 million of accounts receivable, net of recoveries, and recorded bad debt expense of $25.9 million for the 2011 fiscal period and wrote off $15.2 million of accounts receivable, net of recoveries, and recorded bad debt expense of $23.8 million for the year ended September 30, 2010.

7.	Property and Equipment

Property and equipment (liquidation basis) consists of the following:

	September 30,
	2012	2011
Land	$—	$1,704
Buildings	—	21,578
Equipment	—	7,924
Construction in progress	—	17

Property and equipment	—	31,223
Adjustment to net realizable value	—	6,678

Property and equipment at net realizable value	$—	$37,901

The adjustment to net realizable value under liquidation basis as of September 30, 2011 was as a result of estimated net realizable value upon disposition and the Company utilized third party valuations to confirm the reasonableness of such estimates for the remaining property and equipment.

During the year ended September 30, 2012, the Company disposed of its interests in BHH and one of the catheterization laboratories that it retained upon the disposition of the MedCath Partners division. The Company retains one catheterization laboratory, which the Company has written down to its estimated net realizable value of zero.

8.	Investments in Affiliates

The Company’s determination of the appropriate consolidation method to follow with respect to investments in affiliates is based on the amount of control the Company has and the ownership level in the underlying entity. Investments in entities that the Company does not control, but over whose operations the Company has the ability to exercise significant influence (including investments where the Company has a less than 20% ownership) are accounted for under the equity method. The Company additionally considers if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations the Company does not control. At September 30, 2012 and 2011, all of the Company’s investments in unconsolidated affiliates are accounted for at net realizable value due to the adoption of the liquidation basis of accounting on September 22, 2011.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 30, 2011, the Company entered into a definitive agreement and simultaneously sold its ownership interest in Harlingen Medical Center and HMC Realty, LLC to Prime Healthcare Services (“Prime”). The transaction valued the Company’s combined ownership interest in Harlingen Medical Center and HMC Realty, LLC at $9.0 million. Anticipated net proceeds to the Company from the sale, along with the recapture of prior losses attributable to the operation of Harlingen Medical Center, resulted in a tax gain on the transaction of $19.7 million. As a result of the tax gain, the net after-tax proceeds from the transaction were $0.5 million. The Company had previously adjusted its investments in Harlingen Medical Center and HMC Realty, LLC to their net realizable value and had adjusted it deferred income taxes based on this gain. Accordingly, no adjustment to the net assets in liquidation was required for this transaction during the year ended September 30, 2012.

In August 2010, the Company entered into an agreement with Avera McKennan for the sale of its interest in Avera Heart Hospital of South Dakota whereby Avera McKennan purchased the Company’s wholly owned subsidiary that held 33.3% ownership of Avera Heart Hospital of South Dakota located in Sioux Falls, SD to Avera McKennan for $20.0 million, plus a percentage of the hospital’s available cash. The transaction closed on October 1, 2010. The Company recognized a gain on the disposition of $15.4 million during the year ended September 30, 2011.

As of September 30, 2012, the Company’s net realizable value in a partnership that owns a medical office building located in Austin, Texas represents the Company’s sole remaining unconsolidated affiliate, which was sold on December 5, 2012.

Distributions received from unconsolidated affiliates accounted for under the equity method were $1.3 million and $7.6 million during the 2011 Fiscal Period and the year ended September 30, 2010, respectively.

The following tables represent summarized combined financial information of the Company’s unconsolidated affiliates accounted for under the equity method.

	2011 Fiscal Period	Year Ended September 30, 2010

Net revenue	$112,328	$172,644
Income from operations	$10,966	$24,856
Net income	$3,178	$15,903
	September 30,
	2012	2011

Current assets	$856	$22,135
Long-term assets	$4,404	$74,800
Current liabilities	$248	$12,636
Long-term liabilities	$5,089	$95,358

9.	Long-Term Debt

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

The letters of credit were not permitted to remain outstanding after payment of the Term Loan in May 2011. Accordingly, effective May 2011, the Company cash collateralized the outstanding letters of credit such that they could remain outstanding. As a result, as of September 30, 2012 and 2011, the Company has included $1.1 million and $1.8 million, respectively of cash that is restricted by the outstanding letters of credit as a prepaid and other asset.

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

BHH leased certain equipment under capital leases with terms expiring through fiscal year 2014. Amortization of the capitalized amounts is included in depreciation expense. Total assets under capital leases (net of accumulated depreciation of $0.6 million) at September 30, 2011 are $0.5 million, and are included in property and equipment. Lease payments during the 2011 Fiscal Period and the year ended September 30, 2010 were $0.4 million and $0.4 million, respectively, and include interest of $0.1 million in each year. Upon the disposition of BHH in June 2012, the Company no longer had any obligations under capital leases.

11.	Commitments and Contingencies

Operating Leases — The Company currently leases office space under noncancelable operating leases expiring through fiscal year 2015. Total rent expense under noncancelable rental commitments was $1.4 million and $1.2 million for the 2011 Fiscal Period and the year ended September 30, 2010, respectively, and is included in other operating expenses in the accompanying consolidated statements of operations.

Based on contractual terms, the future minimum rental commitments under noncancelable operating leases (including amounts due under a noncancelable sublease, See Note 4) as of September 30, 2012 are as follows:

Fiscal Year	Rental Commitment	Sublease Rental Income	Net Rental Commitment
2013	$923	$(156)	767
2014	923	(156)	767
2015	308	(52)	256

	$2,154	$(364)	$1,790

Through November 2012, the Company leased certain commercial office space for its corporate headquarters in Charlotte, NC. On November 12, 2012, the Company entered into agreements whereby the Company relocated to a smaller office, paid a termination fee of $0.8 million and cancelled the existing lease. Pursuant to the terms of the agreements, the Company will not be required to pay a rental fee to the landlord through November 11, 2015. Accordingly, the future minimum net rental commitments were reduced by $0.5 million.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The noncontrolling stockholders’ recorded basis in their partnership interest was zero prior to the amendment of this agreement. Accordingly, the Company recognized a redeemable noncontrolling interest of $4.5 million ($2.9 million net of taxes of $1.6 million) as of September 30, 2010. During December 2010, the Company exercised its call right and recognized an additional redeemable noncontrolling interest of $2.2 million. Furthermore, upon exercise, the Company converted the outstanding balance of the noncontrolling interest in this partnership together with amounts due from the noncontrolling stockholders into a net obligation of $5.7 million, which was subsequently increased by $1.9 million. Of the total $7.6 million obligation, $4.6 million was paid during the 2011 Fiscal Period and $3.0 million remains outstanding as of September 30, 2011. In addition, during the year ended September 30, 2012, the Company increased the obligation of $0.5 million and paid $1.8 million resulting in a remaining balance of $1.7 million as of September 30, 2012.

Contingencies — The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, court decisions, executive orders and freezes and funding reductions, all of which may significantly affect the Company. In addition, reimbursement is generally subject to adjustment following audit by third party payors, including commercial payors as well as the contractors who administer the Medicare program for the CMS.

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

The $5.9 million positive impact related to the Company’s operations for the year ended September 30, 2012 includes $2.7 million, net of tax and noncontrolling interests, related to an agreement the Company entered into in April 2012 with the HHS. This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997. The Company received $3.7 million of the cash settlement (before minority interest and taxes) prior to September 30, 2012 and has $1.2 million reflected in accounts receivable as of September 30, 2012 on the Statement of Net Assets. The $1.2 million has been retained by the fiscal intermediary.

During 2012, CMS issued new Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursements (“Medicare DSH”) for federal fiscal years 2006 through 2010. As a result of these new SSI ratios, acute care hospitals are required to recalculate their Medicare DSH for the affected years and record adjustments for differences in estimated reimbursements. As a result, the Company recognized a negative adjustment of $0.1 million, net of taxes and noncontrolling interests to the statement of net assets and within the operations line on the statement of changes in net assets during the year ended September 30, 2012.

In 2005, CMS began using recovery audit contractors (“RAC”) to detect Medicare overpayments not identified through existing claims review mechanisms. RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process. The Health Care Reform Laws expanded the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs. During the last quarter, there has been an increase in RAC activity nationwide. The Company believes the claims for reimbursement submitted to the Medicare and Medicaid programs by the Company’s facilities have been accurate, however the Company is unable to reasonably estimate what the potential result of future RAC audits or other reimbursement matters could be.

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

On September 17, 2010, consistent with letters received by other hospitals and hospital systems, the DOJ sent a letter notifying the Company of the DOJ’s investigation of eight Company hospitals (including the hospital receiving the CID) regarding ICD implantations. Of such hospitals, the Company is not liable for findings for two of these hospitals under the terms of the sales agreements of these two hospitals. In its letter, the DOJ stated that its review was preliminary and its data suggests that Company hospitals may have submitted claims for ICDs and related services that were inconsistent with Medicare policy.

The primary focus of the DOJ’s investigations involves ICDs implanted since October 1, 2003 within prohibited timeframes (i.e., timeframe violations). A “timeframe violation” involves an ICD implanted for “primary prevention” (i.e., prevention of sudden cardiac death in patients without a history of induced or spontaneous arrhythmias) within 30 days of a myocardial infarction, or within 90 days of a coronary artery bypass graft or percutaneous transluminal coronary angioplasty. The timeframes do not apply to ICDs implanted for “secondary prevention” (i.e., prevention of sudden cardiac death in patients who have survived a prior cardiac arrest or sustained ventricular tachyarrhythmia).

On November 19, 2010, the DOJ provided the Company a spreadsheet detailing instances (based upon DOJ’s data) in which an ICD was implanted at the eight Company hospitals in potential violation of the applicable timeframes. The data provided by the DOJ is “raw,” and the Company understands that, as of this date, such data had not been analyzed by the DOJ. Additionally, the DOJ confirmed that some of the ICDs identified in its data as alleged timeframe violations were in fact appropriately implanted and billed to Medicare, including those implanted for secondary prevention.

Since November 2010, the Company has developed and presented arguments to the DOJ supporting the ICD implantations under investigation. On August 30, 2012, the DOJ publicly released a proposed framework for potential resolution of the ICD Investigation. The Company has reviewed and continues to provide input to the DOJ regarding the investigation. As discussed above, the Company has complied with all requests from the DOJ for information and is actively engaged in discussions with the DOJ regarding the issues involved in the ICD Investigation.

Pursuant to the DOJ’s requests, the Company has entered into tolling agreements that tolled the statute of limitations for allegations related to ICDs until April 30, 2013. To date, the DOJ has not asserted any claims against the Company and the Company expects to continue to have input into the investigation. The Company is unable to evaluate the outcome of the investigation and is unable to reasonably estimate the amounts to be repaid, which may be material upon resolution of the investigation. However, the Company understands that this investigation is being conducted under the False Claims Act which could expose the Company to treble damages should the DOJ’s preliminary analysis of the Company’s hospitals’ ICD claims be substantiated. The Company’s total ICD net revenue historically has been a material component of total net patient revenue and the results of this investigation could have a material effect on the Company’s net assets in liquidation and the amount it will be able to distribute to its stockholders in connection with any post-Filing liquidating distributions.

During 2012, the DOJ/OIG has been investigating one of the Company’s former hospitals regarding certain procedures performed at the hospital during the period January 2003 through December 2009. To date, the DOJ/OIG has not requested any documents or patient medical records from the hospital nor requested to meet with any Company personnel or representatives. The Company retains responsibility for any potential hospital liability associated with the investigation and intends to cooperate with the investigation. The DOJ/OIG has not asserted any claims against the Company. Because the investigation is in its early stages, the Company is unable to evaluate the outcome of the investigation and is unable to reasonably estimate the amounts to be repaid, if any.

On September 18, 2012 the former physician-controlled partners in the limited partnership that previously owned a hospital located in San Antonio, Texas (the “Plaintiffs”) filed a lawsuit in the District Court of Bexar County, Texas against San Antonio Hospital Management, Inc., San Antonio Holdings, Inc. and MedCath Incorporated (the “San Antonio Defendants”), each of which is a direct or indirect subsidiary of the Company. In their lawsuit, which has subsequently been removed by the San Antonio Defendants to and is currently pending in the United States District Court for the Western District of Texas, the Plaintiffs allege that the San Antonio Defendants breached certain contractual obligations, fiduciary and other duties which they purportedly owed to the San Antonio Defendants in connection with the sale of the hospital interests of the Plaintiffs to the San Antonio Defendants and the defense of allegations by the DOJ regarding its ICD Investigation (the “San Antonio Action”). The Plaintiffs are seeking compensatory damages of $3.3 million, exemplary damages of $6.6 million and other relief. The San Antonio Defendants intend to vigorously defend the San Antonio Action. The satisfaction of potential liabilities, if any, arising out of the claims made by the Plaintiffs against the San Antonio Defendants may reduce the amount, if any, available to be distributed by the San Antonio Defendants to the Company which the Company would use to pay a post-Filing liquidating distribution to its stockholders. Because the lawsuit is in its early stages, the Company is unable to evaluate the outcome and is unable to reasonably estimate the settlement, if any.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the above matters, the Company is involved in various claims and legal actions in the ordinary course of business, including malpractice claims arising from services provided to patients that have been asserted by various claimants and additional claims that may be asserted for known incidents through September 30, 2012. These claims and legal actions are in various stages, and some may ultimately be brought to trial. Moreover, additional claims arising from services provided to patients in the past and other legal actions may be asserted in the future. The Company is taking steps to defend its interests in all such claims and actions and does not expect the ultimate resolution of these matters to have a material impact on the Company’s net assets in liquidation.

During June 2011, the Company entered into a one-year claims-made policy providing coverage for medical malpractice claim amounts in excess of $2.0 million of retained liability per claim. The Company also purchased additional insurance to reduce the retained liability per claim to $0.3 million for the MedCath Partners Division. Because of the Company’s self-insured retention levels, the Company is required to recognize an estimated expense/liability for the amount of retained liability applicable to each malpractice claim. As of September 30, 2012 and September 30, 2011, the total estimated liability for the Company’s self-insured retention on medical malpractice claims, including an estimated amount for incurred but not reported claims, was $0.3 million and $0.6 million, respectively, which is included in other accrued liabilities in the consolidated statements of net assets. The Company maintains this reserve based on actuarial estimates using the Company’s historical experience with claims and assumptions about future events.

In addition to reserves for medical malpractice, the Company also maintains reserves for self-insured workman’s compensation, healthcare and dental coverage. The total estimated reserve for self-insured liabilities for workman’s compensation, employee health and dental claims is $0.2 million and $1.0 million as of September 30, 2012 and September 30, 2011, respectively, which is included in other accrued liabilities in the consolidated statements of net assets. The Company maintains this reserve based on historical experience with claims. The Company maintains commercial stop loss coverage for health and dental insurance program of $0.2 million per plan participant.

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

Using level 2 and 3 inputs, the Company evaluated the independent third party market offers and discounted cash flows for the buildings, land and equipment at two of the Company’s hospitals and certain assets held at Corporate. The indicated value at the date of evaluation was $71.5 million which was less than recorded values as of the date of evaluation. Accordingly, the Company recorded an impairment charge of $66.0 million in the year ended September 30, 2010.

The Company’s cash equivalents are measured utilizing Level 1 inputs.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

The components of income tax expense (benefit) are as follows:

	2011 Fiscal Period	Year Ended September 30, 2010

Current tax expense (benefit)
Federal	$(30,820)	$(13,066)
State	(4,815)	(157)

Total current tax expense (benefit)	(35,635)	(13,223)
Deferred tax expense (benefit)
Federal	16,118	(19,179)
State	2,554	(975)

Total deferred tax expense (benefit)	$18,672	$(20,154)

Total income tax expense (benefit)	$(16,963)	$(33,377)

The net deferred tax asset (liability) as of September 30, 2012 and 2011 of $2.0 million and $(0.5) million, respectively, reflects the differences between the book and tax basis of the net assets in liquidation. Such net asset (liability) is comprised of going concern temporary differences and the deferred tax effect of the liquidation basis adjustments.

As of September 30, 2010, the Company had recorded a valuation allowance of $4.6 million primarily related to state net operating loss carryforwards. The valuation allowance decreased by $0.5 million during the 2011 Fiscal Period, due to the expiration of state net operating loss carry forwards.

The differences between the U.S. federal statutory tax rate and the effective rate are as follows.

	2011 Fiscal Period	Year Ended September 30, 2010

Statutory federal income tax rate	–35.0%	–35.0%
State income taxes, net of federal effect	–2.7%	–3.1%
State valuation allowances on NOLs	–0.7%	2.1%
Noncontrolling interest	–3.1%	–0.9%
Goodwill	0.0%	0.0%
Other non-deductible expenses and adjustment	1.5%	–0.2%

Effective income tax rate	–40.0%	–37.1%

The Company includes interest related to tax issues as part of interest expense in the consolidated financial statements. The Company records applicable penalties, if any, related to tax issues within the income tax provision. The Company did not have an accrual for interest as of September 30, 2012 or 2011. The interest impact for the unrecognized tax liabilities was $(0.2) million to the consolidated financial results for the year ended September 30, 2010. There were no penalties recorded for the unrecognized tax benefits.

Following is a reconciliation of the Company’s unrecognized tax benefits:

	2011 Fiscal Period	Year Ended September 30, 2010

Beginning Balance	$—	$519
Settlements	—	—
Reductions for positions of prior years	—	(519)

Ending Balance	$—	$—

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the normal three year federal statute of limitations, the Company may be subject to examination by the Internal Revenue Service (“IRS”) back to September 30, 2009. In addition, the Company files income tax returns in multiple states and local jurisdictions. Generally, the Company is subject to state and local audits going back to years ended September 30, 2009. However, due to existing net operating loss carryforwards, the state can audit back to September 30, 1999 in a few significant states.

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

Basic — The calculation of basic earnings per share includes 150,900 of restricted stock units that have vested but as of September 30, 2010 had not been converted into common stock. No restricted stock units vested as of September 30, 2012 and 2011. See Note 15 as it relates to restricted stock units granted to directors of the Company.

Diluted — The calculation of diluted earnings per share considers the potential dilutive effect of options to purchase 745,612 and 932,137 shares of common stock at prices ranging from $9.95 to $33.05, which were outstanding at September 30, 2011 and 2010, respectively, as well as 694,322 shares of restricted stock which were outstanding at September 30, 2010. There were no shares of restricted stock outstanding as of September 30, 2012 and 2011. Of the outstanding stock options and restricted stock, 721,800 have not been included in the calculation of diluted earnings (loss) per share at September 30, 2011 because the options and restricted stock were anti-dilutive. No options or restricted stock were included in the calculation of diluted earnings per share at September 30, 2010, as the consideration of such shares would be anti-dilutive due to the loss from continuing operations, net of tax.

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

On July 23, 2000, the Company adopted an outside director’s stock option plan (the “Director’s Plan”) under which nonqualified stock options may be granted to non-employee directors. Under the Director’s Plan, grants of 2,000 options were granted to each new director upon becoming a member of the board of directors and grants of 2,000 options were made to each continuing director on October 1, 1999 (the first day of the fiscal year ended September 30, 2000). Effective September 15, 2000, the Director’s Plan was amended to increase the number of options granted for future awards from 2,000 to 3,500. Further, effective September 30, 2007, the Director’s Plan was amended to increase the number of options granted for future awards from 3,500 to 8,000. All options granted under the Director’s Plan through September 30, 2011 have been granted at an exercise price equal to or greater than the fair market value of the underlying stock at the date of the grant. Options are exercisable immediately upon the date of grant and expire ten years from the date of grant. Effective March 5, 2008, the Director’s Plan was amended to increase the maximum number of common stock shares which can be issued under the Director’s Plan to 550,000 of which 21,000 were outstanding and exercisable as of September 30, 2011.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized share-based compensation expense for the 2011 Fiscal Period and the fiscal year ended September 30, 2010 of $4.3 million and $3.1 million, respectively. The associated tax benefits related to the compensation expense recognized for the 2011 Fiscal Period and the year ended September 30, 2010 was $1.7 million and $1.3 million, respectively.

Stock Options

Stock option activity for the Company’s stock compensation plans during the year ended September 30, 2012, 2011 Fiscal Period and the year ended September 30, 2010 was as follows:

	Number of Options	Weighted- Average Exercise Price
Outstanding options, September 30, 2009	1,027,387	$15.40
Cancelled	(95,250)	19.01

Outstanding options, September 30, 2010	932,137	$15.04
Cancelled	(186,525)	16.80

Outstanding options, September 30, 2011	745,612	$14.59
Exercised	(4,312)	3.95
Cancelled	(741,300)	14.65

Outstanding options, September 30, 2012	—	$—

The above weighted-average exercise prices have been reduced by the liquidating distribution that was paid on October 13, 2011 (see Note 19). Pursuant to the Plan of Dissolution of the Company, all options outstanding under the 1998 Stock Option Plan, Director’s Plan and the Stock Plan were canceled on August 24, 2012 and each of the Plans were terminated. Pursuant to the cancellations, the Company and the affected employees each entered into agreements whereby, the Company would remit payment to the individual an amount equal to the excess, if any, of any cumulative liquidating distributions paid to the Company stockholders over the excess of the exercise price of the options cancelled. Accordingly, there are no outstanding options as of September 30, 2012.

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

There were no grants to employees during fiscal 2011. During fiscal 2010, the Company granted to employees 401,399 shares of restricted stock. Restricted stock granted to employees, excluding executives of the Company, vested annually on December 31 over a three year period. Executives of the Company (defined by the Company as vice president or higher) received two equal grants of restricted stock. The first grant vested annually in equal installments on December 31 over a three year period. The second grant vested annually on December 31 over a three year period, if certain performance conditions were met. All unvested restricted stock granted to employees became fully vested on September 30, 2011 upon a change in control of the Company as permitted in the Company’s 2006 Stock Option and Award Plan. A change in control occurred on September 30, 2011 as the result of the sale of Hualapai Mountain Medical Center and Louisiana Medical Center and Heart Hospital on that date. The Company’s Board of Directors defined a change in control as the closing of the sale of at least 80% of the Company’s hospital units that existed at the date of the commencement of the strategic options process (March, 2010) and the closing of the sale of Company assets that generated at least 80% of the Company’s earnings before interest, taxes, depreciation and amortization for the fiscal year ended September 30, 2009.

During fiscal 2011 and 2010, the Company granted 43,200 and 89,600 shares of restricted stock units, respectively, to directors. Restricted stock units granted to directors are fully vested at the date of grant and are paid in shares of common stock upon each applicable director’s termination of service on the board. On August 1, 2011, the Board of Directors deemed that an event had occurred which resulted in the payment of shares of common stock on that date. At September 30, 2011 the Company had no unrecognized compensation expense associated with restricted stock awards. There was no activity in restricted stock subsequent to September 30, 2011.

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for the Company’s restricted stock issued under the Stock Plan during the years ended September 30, 2011 and 2010 was as follows:

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

The Company had a defined contribution retirement savings plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan allows employees to contribute from 1% to 50% of their annual compensation on a pre-tax basis. The Company, at its discretion, may make an annual contribution of up to 40% of an employee’s pretax contribution, up to a maximum of 6% of compensation. The Company’s contributions to the 401(k) Plan for the 2011 Fiscal Period and the year ended September 30, 2010 were $0.8 million and $0.9 million, respectively. The Company terminated the 401(k) Plan during the year ended September 30, 2012.

17.	Related Party Transactions

As compensation for the Company’s guarantee of certain unconsolidated affiliate hospitals long term debt, the Company received a debt guarantee fee. Debt guarantee fees recorded in net revenues in the consolidated statement of operations were $0.3 million and $0.4 million for the 2011 Fiscal Period and the year ended September 30, 2010, respectively. Additionally, the Company received a management fee from unconsolidated affiliates. Management fees recorded within net revenues in the consolidated statement of operations were $1.3 million and $2.5 million for the 2011 Fiscal Period and the year ended September 30, 2010, respectively. At September 30, 2011, the Company had $0.5 million of outstanding fees, respectively, primarily related to management, insurance and legal fees charged to unconsolidated affiliates; see Note 8 for further discussion regarding unconsolidated affiliates of the Company. There were no amounts outstanding as of September 30, 2012.

18.	Summary of Quarterly Financial Data (Unaudited)

Summarized quarterly changes in net assets were as follows:

	Year Ended September 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Consolidated Changes in Net Assets:
(in thousands)
Net operations	$272	$5,281	$(182)	$482
Dividends declared	$—	$—	$—	$(128,821)
Adjust assets and liabilities to settlement amounts	$(1,579)	$(1,593)	$(426)	$8,078

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized quarterly financial results were as follows:

	Year Ended September 30, 2011
	First Quarter	Second Quarter (*)	Third Quarter (*)	Fourth Quarter (A)

Net revenue	$38,840	$43,899	$42,080	$42,482
Operating expenses	47,858	68,906	49,360	58,003
Loss from operations	(9,018)	(25,007)	(7,280)	(15,521)
Income (loss) from continuing operations, net of taxes	3,470	(16,135)	(4,994)	(11,518)
Income from discontinued operations, net of taxes	33,569	2,640	17,325	42,279

Net income (loss)	$37,039	$(13,495)	$12,331	$30,761

(Loss) earnings per share, basic
Continuing operations	$0.17	$(0.80)	$(0.25)	$(0.57)
Discontinued operations	1.69	0.13	0.86	2.09

(Loss) earnings per share, basic	$1.86	$(0.67)	$(0.61)	$1.52

(Loss) earnings per share, diluted
Continuing operations	$0.17	$(0.80)	$(0.25)	$(0.57)
Discontinued operations	1.69	0.13	0.86	2.09

(Loss) earnings per share, diluted	$1.86	$(0.67)	$(0.61)	$1.52

Weighted average number of shares, basic	19,943	20,208	20,245	20,216
Dilutive effect of stock options and restricted stock	4	—	7	6

Weighted average number of shares, diluted	19,947	20,208	20,252	20,222

(A)	The fourth quarter of fiscal 2011 includes the period July 1, 2011 through September 22, 2011, the date that liquidation basis of accounting was adopted.
(*)	The second and third quarters of fiscal 2011 includes $19.6 million and $0.8 million, respectively, impairment of property and equipment as discussed in Note 5.

19.	Equity Transactions

Liquidating Distributions

On September 22, 2011, the Board of Directors of MedCath approved a cash distribution equal to $6.85 per share, which was paid on October 13, 2011 to stockholders of record on October 6, 2011. As a result, the Company had accrued a dividend payable of $139.4 million as of September 22, 2011. On August 28, 2012, the Board of Directors approved a pre-Filing liquidating distribution (the “Pre-Filing Liquidating Distribution”) to the holders of the Company’s outstanding shares of common stock, par value $.01, of $6.33 per share. The Company’s Board of Directors set September 10, 2012 as the record date and September 21, 2012 as the payable date for the Pre-Filing Liquidating Distribution. The payment of this Pre-Filing Liquidating Distribution on September 21, 2012 decreased net assets in liquidation by $128.8 million during the year ended September 30, 2012.

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

MEDCATH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Rights will cause substantial dilution to a person or group that acquires 4.99% or more of the Common Stock on terms not approved by the Company’s Board of Directors. The Rights Agreement was amended on August 28, 2012 to (i) provide the Company’s board of directors the authority, in its sole and absolute discretion, to exempt any Person from being deemed an Acquiring Person under the Rights Agreement, (ii) permit the Company’s Board of Directors, in its sole and absolute discretion, to terminate the Rights Agreement and all of the Rights established thereunder at any time, and (iii) eliminate certain potential notice requirements under the Rights Agreement in connection with the dissolution of the Company. Should there nonetheless be an “ownership change” as defined in Section 382 of the Code, the expected refund of income taxes to the Company could be substantially reduced and the Company may lose the right to deduct losses incurred after the Filing that pertain to events that existed prior to the Filing (“Built-in-losses”), which losses could be significant.

Treasury Stock

During fiscal 2007, the board of directors approved a stock repurchase program of up to $59.0 million. The Company repurchased 1,885,461 million shares of common stock, with a total cost of $44.4 million under this program. There were no repurchases of common stock during the fiscal year ended September 30, 2012, the 2011 Fiscal Period or the fiscal year ended September 30, 2010.

20.	Supplemental Cash Flow Disclosures

Supplemental disclosures of cash flow information for the 2011 Fiscal Period and the year ended September 30, 2010 are as follows:

	2011 Fiscal Period	Year Ended September 30, 2010
Supplemental disclosure of cash flow information:
Interest paid	$1,317	$2,913
Income taxes paid	$14,426	$634

Supplemental schedule of noncash investing and financing activities:
Capital expenditures financed by capital leases	$—	$917
Accrued capital expenditures	$104	$2,989
Subsidiary stock issued in exchange for services at fair market value	$—	$185

21.	Subsequent Events

On November 15, 2012, the Company entered into a partnership interest purchase agreement to sell its interest in the partnership that owns the medical office building in Austin, Texas to the Company’s current partner. The sale closed on December 5, 2012 and the Company received $3.5 million after closing costs.

On November 12, 2012, the Company entered into agreements whereby the Company terminated its existing lease obligation for certain office rental space, entered into a new lease agreement for a reduced area of office space and paid a termination fee of $0.8 million. As a result of these agreements, the Company will not be required to pay a rental fee through November 2015.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s internal control over financial reporting was effective as of September 30, 2012 based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MedCath Corporation

Charlotte, North Carolina

We have audited the internal control over financial reporting of MedCath Corporation and subsidiaries (the “Company”) as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of net assets in liquidation of the Company as of September 30, 2012, the related consolidated statement of changes in net assets in liquidation for the year ended September 30, 2012, and our report dated December 14, 2012 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Raleigh, North Carolina

December 14, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Board of Directors of the Registrant

Set forth below are the names of the persons who were directors of the Company as of September 30, 2012 and their ages and respective business backgrounds as of the date of this filing. Each of the directors continues to serve as a director of the Company as of the date of this filing and each of them will hold office until the Company’s next annual meeting of stockholders or until his or her successor has been duly elected and qualified or his or her earlier resignation or removal, except as noted below.

Robert S. McCoy, Jr., 74, has been a director since October 2003. Prior to his retirement in August 2003, he served as vice chairman of Wachovia Corporation (“Wachovia”) and co-chaired the effort to integrate Wachovia and First Union Corporation after their merger in September 2001. Prior to the merger, he served as vice chairman and chief financial officer of Wachovia. Mr. McCoy had been with Wachovia since its 1991 acquisition of South Carolina National Corporation, where he served as president. Prior to that, he was a partner with Price Waterhouse (now PricewaterhouseCoopers). Mr. McCoy serves as the lead independent director and chairman of the audit committee of Krispy Kreme Doughnuts, Inc., a retailer and wholesaler of doughnuts and packaged sweets, and Web.com Group, Inc., a provider of website building tools and internet marketing. Mr. McCoy brings to MedCath extensive leadership, risk-management, and financial experience gained in his 50-year business experience as an accountant, chief financial officer of two public bank holding companies, and director of three public companies. Mr. McCoy’s experience in the financial services industry and roles involving integration, risk-management, finance, accounting matters, and preparation of financial statements serve as the foundation for Mr. McCoy’s contribution to the Board. Mr. McCoy’s financial and accounting expertise is invaluable in his roles on the Board and as the Chairman of MedCath’s Audit Committee. Mr. McCoy qualifies as an “audit committee financial expert” under Securities and Exchange Commission (“SEC”) rules and regulations.

James A. Deal, 63, was named a director in August 2009. Mr. Deal has served as President and Chief Executive Officer of Hospice Compassus, a provider of hospice care, since July 2006. During 2006, Mr. Deal served as Chairman of INSPIRIS (Inspired Care for the Frail Elderly) and, from November 2001 to December 2005, Mr. Deal served as Chairman and Chief Executive Officer of INSPIRIS. From September 1998 to June 2001, Mr. Deal served as President, Chief Executive Officer and a director of Center for Diagnostic Imaging, Inc., a national network of outpatient diagnostic imaging centers. Mr. Deal served as Executive Vice President of Healthways, Inc. from January 1991 to August 1998, and as President of Diabetes Treatment Centers of America, Inc. (now American Healthways Services, Inc.), a Healthways subsidiary, from 1985 to August 1998. Mr. Deal has served on the board of directors for AmSurg Corp. since 1992, chairing the audit committee since 1999, and previously spent three years on the board of the Pediatric Nursing Services of America. Mr. Deal earned a Master of Public Administration in Health Services Administration from the University of Arizona and a Bachelor of Business in Economics from Western Illinois University. Mr. Deal’s qualifications to serve on our board include over 30 years in the healthcare industry, including as a senior executive and Chief Executive Officer of multi-site healthcare services companies. He has executive experience in finance and accounting, management, operations and strategic planning. Mr. Deal serves on the Company’s Audit Committee and served on the Strategic Options Committee through its conclusion. Mr. Deal will retire from the Board of Directors on December 17, 2012.

Woodrin Grossman, 68, has been a director since April 2008. Mr. Grossman served as partner and health care practice leader of PricewaterhouseCoopers LLP, before retiring in June 2005 after 37 years with the firm. While with PricewaterhouseCoopers LLP, he also served as the audit partner for audits of Fortune 500 and other companies. Mr. Grossman later served as Senior Vice President-Strategy and Development of Odyssey HealthCare Inc. from January 2006 to December 2007. He currently serves on the board of directors of IPC The Hospitalist Company, Inc. Mr. Grossman holds an MBA from the University of Pennsylvania’s Wharton School and a bachelor’s degree in economics from Moravian College. Mr. Grossman’s qualifications to serve on our board include his experience as a partner and practice leader at a large international public accounting firm providing auditing and consulting services to multi-state healthcare companies, his experience as a senior executive responsible for strategy and development for a public healthcare services company and his experience serving on the boards of directors of other public and private healthcare companies, together with his deep understanding of healthcare finance, accounting and auditing. Mr. Grossman serves on the Company’s Audit Committee and the Nominating Committee and was the Chairman of the Strategic Options Committee through its conclusion.

John T. Casey, 67, has served as Chairman of MedCath’s Board of Directors since September 2003 and as a director since May 2000. From September 2003 to February 2006, he also served as President and Chief Executive Officer of MedCath. Mr. Casey continued to be employed by the Company through August 21, 2006, when he became non-executive Chairman of the Board. From 1997 to 1999, Mr. Casey served as chairman and chief executive officer of Physician Reliance Network, Inc., a publicly traded company that was, prior to its merger with US Oncology, Inc., the largest oncology practice management company in the United States. From 1995 to 1997, Mr. Casey was the chief executive officer of Intecare, LLC, a company formed for the purpose of developing joint venture partnerships with hospitals and integrated healthcare systems. From 1991 to 1995, he served as president and chief operating officer of American Medical International, which, at that time, was the third largest publicly held owner and operator of hospitals in the country. In 1995, American Medical merged with National Medical Enterprises to create Tenet Healthcare Corporation, where Mr. Casey served as vice-chairman until 1997. Mr. Casey served as a director of Eclipsys Corp (ECLP: Nasdaq) from 2008 until it was sold in September 2010. Eclipsys Corporation was a publicly traded corporation that provided hospitals and other healthcare organizations with electronic medical record, computerized physician order and other technology, as well as revenue cycle management software. Mr. Casey’s qualifications to serve on our Board of Directors include extensive executive experience leading major not-for-profit and for-profit provider type health service organizations for almost 40 years, and extensive experience serving as director of several publicly owned health service companies during the past 20 years, including membership/chairmanship of audit, compensation and nominating/governance committees of same companies. Mr. Casey serves on the Company’s Compensation Committee and the Nominating Committee and served on the Strategic Options Committee through its conclusion.

James A. Parker, 48, has served as MedCath’s President and Chief Executive Officer since September 2011 and as a director since November 2011. Prior to that, Mr. Parker served as Executive Vice President and Chief Financial Officer of MedCath from June 2009 to September 2011. Since joining MedCath in March 2001, Mr. Parker has also served as Interim Chief Financial Officer, Vice President, Treasurer and Director of Investor Relations. Prior to joining MedCath, Mr. Parker served in various positions with Bank of America. His tenure at Bank of America began in 1987 and culminated in his position as a high yield bond research analyst with responsibility for coverage of the health care industry at Banc of America Securities. Mr. Parker received his bachelor’s degree from the University of Georgia and his master’s degree in business administration from Wake Forest University’s Babcock School of Management. Mr. Parker will retire as President, Chief Executive Officer and from the Board of Directors on December 17, 2012.

Pamela G. Bailey, 64, has been a director since April 2008. Mrs. Bailey currently serves as President and Chief Executive Officer of The Grocery Manufacturers Association (GMA), a Washington, D.C. based trade association. From April 2005 until January 2009, she was President and Chief Executive Officer of the Personal Care Products Council. Mrs. Bailey served as President and Chief Executive Officer of the Advanced Medical Technology Association, the world’s largest association representing the medical technology industry, from June 1999 to April 2005. From 1970 to 1999, she served in the White House, the Department of Health and Human Services (“HHS”) and other public and private organizations with responsibilities for health care public policy. Mrs. Bailey also serves as a director of Greatbatch, Inc. a developer and manufacturer of critical products used in medical devices for the cardiac rhythm management, neuromodulation, vascular, orthopedic and interventional care radiology markets. Mrs. Bailey served as a director of Albertson’s, Inc., a national grocery chain, until its sale to Supervalu in June 2006. Mrs. Bailey’s qualifications to serve on our board include over 30 years of health care public policy experience both in the public and private sectors. In addition, Mrs. Bailey has served as a Presidential appointee at HHS, in the White House for three US Presidents and as CEO of three health care trade associations. Mrs. Bailey serves on the Company’s Compliance Committee and is the Chairman of the Compensation Committee. Ms. Bailey will retire from the Board of Directors on December 17, 2012.

Jacque J. Sokolov, 58, has been a director since March 2004. From 1987 to 1992, Dr. Sokolov served as the Vice President of Healthcare for Southern California Edison (NYSE: EIX). In 1992, Dr. Sokolov became Chief Executive Officer of Advanced Health Plans Inc., which was acquired in 1994 by Coastal Physicians Group Inc. From 1994 to 1997, Dr. Sokolov served as Chairman of the Board of the Board of Directors, Chairman of the Executive Committee, and Chairman of the Management Action Committee of Coastal Physician Group, Inc. (NYSE:ERDR), which later became PhyAmerica Physician Group, Inc. (NYSE: PHY). In 2002, PhyAmerica was party to the bankruptcy of NCFE (National Century Financial Enterprises) during which Dr. Sokolov served as Chairman of the Creditor Committee. Since 1998, he has served as the Chairman and Managing Partner of SSB Solutions, Inc. a national healthcare management, development and investment firm. Dr. Sokolov also serves as a director of Hospira, Inc. (NYSE:HSP). As a director of Hospira, he served as the founding Chairman of the Science, Technology and Quality Committee and a member of the Audit Committee. He currently serves as a member of the Compensation Committee, CEO Search Committee, and the Science, Technology and Quality Committee. Dr. Sokolov also serves as a director for the MyHealth Direct, the National Health Foundation, Phoenix Children’s Hospital, and White House Health Project. He previously served as a director of the American College of Medical Quality (ACMQ) and the National Business Group on Health (formerly WBGH). Dr. Sokolov’s qualifications to serve on our Board of Directors include over 17 years of public company Board experience in three separate public companies including service in the following positions: Chairman of the Board, Chairman of the Executive Committee, Chairman of the Science, Technology and Quality Committee, and Chairman of the Quality and Compliance Committee. Professionally, Dr. Sokolov has strong management experience in the healthcare field as a senior corporate officer and chairman/managing partner of a national healthcare management, development and investment firm. Over the years, Dr. Sokolov has worked extensively with physicians, physician organizations, hospitals/health systems, health plans, and pharmaceutical and medical device companies. This experience and his understanding of clinical/business models of healthcare make Dr. Sokolov well qualified to serve on the Board of Directors. Mr. Sokolov is the Chairman of the Compliance Committee and served on the Strategic Options Committee through its conclusion.

Board of Director Committees

The Board of Directors of the Company held four scheduled meetings and nine additional telephonic meetings during the fiscal year ended September 30, 2012. The Company has standing audit, compensation, compliance and corporate governance and nominating committees.

Bailey, Casey and McCoy currently serve as members of the compensation committee of the board of directors (the “compensation committee”). The compensation committee determines the amount and type of compensation paid to senior management, establishes and reviews general policies relating to compensation and benefits of employees, and administers the Company’s equity award plans. The compensation committee held one scheduled meeting and three additional meetings during fiscal 2012. The compensation committee does not operate pursuant to a written charter.

McCoy, Grossman and Deal currently serve as members of the audit committee of the board of directors (the “audit committee”). The audit committee oversees the accounting and financial reporting processes of the Company and independent audits of its financial statements. The audit committee held four scheduled quarterly meetings and five additional meetings during fiscal 2012. The audit committee operates pursuant to a written charter, a copy of which was filed as Appendix A to our Proxy Statement filed January 29, 2009. We do not post board committee charters on our website.

Sokolov and Bailey currently serve as members of the compliance committee of the board of directors (the “compliance committee”). The compliance committee oversees the implementation of the Company’s compliance program, which seeks to ensure that the Company’s operations at all levels and are conducted in compliance with applicable federal and state laws regarding both public and private healthcare programs. The compliance committee held three scheduled meetings and three additional meetings during fiscal 2012. The compliance committee does not operate pursuant to a written charter.

McCoy, Casey, and Grossman currently serve as members of the corporate governance and nominating committee of the board of directors (the “nominating committee”). The board of directors has delegated to the nominating committee the authority to nominate individuals for election to the board of directors and to consider nominations submitted by stockholders who comply with the notice procedures provided under the Company’s bylaws. The corporate governance and nominating committee held one scheduled meeting and three additional meetings during fiscal 2012. The nominating committee operates pursuant to a written charter. We do not post board committee charters on our website.

Grossman, McCoy, Casey, Sokolov and Deal served as members of the Strategic Options Committee. Mr. Grossman served as the chairman of this committee. The Strategic Options Committee was formed by the Company’s Board of Directors during fiscal 2010 to oversee the Company’s strategic options process. The Strategic Options Committee held nine meetings during fiscal 2012 and did not operate pursuant to a written charter. Upon the disposal of the Company’s final hospital and the filing of the certificate of dissolution, the Strategic Options Committee concluded its function.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of September 30, 2012 and the date of this filing, except where noted. Our executive officers are appointed by and serve at the discretion of the Board of Directors of MedCath.

Name	Age	Position
James A. Parker	48	President, Chief Executive Officer and Director
Lora Ramsey	43	Senior Vice President and Chief Financial Officer
Joan McCanless	59	Senior Vice President and Chief Clinical and Compliance Officer
Paul Daniel Perritt	54	Senior Vice President, Hospital Operations

The following sets forth selected biographical information for our executive officers who are not directors.

Lora Ramsey was appointed Senior Vice President and Chief Financial Officer on September 23, 2011. Mrs. Ramsey served as MedCath’s Vice President, Controller and Principal Accounting Officer since September 2006. From December 2001 until April 2006, Mrs. Ramsey served as Vice President and Corporate Controller of Datastream Systems, Inc. Datastream was a publicly traded company providing enterprise asset management software and services until it was acquired in April 2006 by Infor Global Solutions. From December 1996 to December 2001, she was a senior manager with KPMG, LLP and a senior accountant from 1994 to 1996 for McGladrey & Pullen, LLP. Mrs. Ramsey is a certified public accountant and received her Bachelor’s of Business Administration degree from Appalachian State University. On December 17, 2012, Mrs. Ramsey will assume the role of President in addition to her current roles upon the retirement of Mr. Parker.

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

Paul Daniel Perritt joined MedCath as Senior Vice President, Finance Hospital Operations in December 2009. Prior to joining MedCath, Mr. Perritt served as the Las Vegas market chief financial officer for Hospital Corporation of America (“HCA”) from 2005 until 2009. The Las Vegas market had four hospitals, including a children’s hospital, with over $1 billion in annual net revenue. Prior to serving in this position in Las Vegas, he was the senior vice president of finance at Riverside Community Hospital (an HCA hospital) which was a 320 bed tertiary hospital in California from 2000 to 2005. Prior to HCA, he served as chief financial officer for several non-profit hospitals in California (Anaheim Memorial Hospital, an affiliate of Memorial Health System from 1996 to 2000 and Holy Cross Medical Center, an affiliate of Holy Cross Health System). Mr. Perritt received his bachelor’s degree from the University of Akron and his Master’s of Business Administration from Pepperdine University. On October 31, 2012, Mr. Perritt’s employment with the Company was terminated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and certain officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission, various reports as to ownership and change in ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, certain officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes in ownership of our capital stock during 2012 were timely filed with the Commission.

Code of Ethics for Directors and Financial Professionals

The Board of Directors has adopted a Code of Ethics for Directors and Financial Professionals (the “Ethics Code”) that meets the criteria for a code of ethics established by regulations promulgated by the SEC. The Ethics Code applies to each of the Company’s directors, including its chairman, and the Company’s chief executive officer, chief operating officer, chief financial officer, principal accounting officer and controller, treasurer, hospital chief financial officers, and any other employee designated by our chief financial officer who has significant responsibility for preparing or overseeing the preparation of the Company’s financial statements and the other financial data included in the Company’s periodic reports to the SEC and in other public communications made by the Company. The Company will provide a copy of the Ethics Code upon request to any person without charge. Such requests should be submitted in writing to the Secretary of the Company at the Company’s principal executive offices. In the event of an amendment to or waiver from a provision of the Ethics Code, the Company intends to post such information on its website at www.medcath.com. The information on our website is not a part of this Annual Report on Form 10-K.

Audit Committee Financial Expert

The board of directors has determined Robert S. McCoy, Jr., the chairman of the audit committee, to be “independent” under the applicable NASDAQ listing standards and the rules and regulations promulgated by the SEC and an “audit committee financial expert” as defined by rules and regulations promulgated by the SEC.

Item 11.	Executive Compensation.

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

The Board of Director and committee fees for fiscal 2012 are outlined below:

	Board of Directors	Audit Committee	Compensation Committee	Compliance Committee	Strategic Options Committee	Governance Committee
Annual Retainer—Member	$30,000	$—	$—	$—	$—	$—
Annual Retainer—Chairman	$80,000	$35,000	$35,000	$25,000	$180,000	$—
Meeting	$1,500	$1,500	$1,500	$1,500	$1,500	$1,500

The compensation committee reviews and makes recommendations to the Board regarding director compensation. The compensation committee may from time to time seek the input of an independent compensation consultant to determine director and executive compensation. The fees for board of directors and committee members were not increased during fiscal 2012.

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

The compensation committee approved the termination of the plan under which the RSUs were granted to directors and the RSUs were paid to directors in shares of common stock on August 1, 2011. Accordingly, the Directors each received $100,000 cash in lieu of RSUs for their services in fiscal 2012.

The table below reflects the amounts of fees and other compensation earned for each non-employee director during the fiscal year ended September 30, 2012.

Director Compensation Table

Name	Fees Earned ($) (1)	All Other Compensation ($)(2)	Total ($)
Current Directors
Robert S. McCoy, Jr.	$205,500	$13,055	$218,555
James A. Deal	$158,500	$—	$158,500
Woodrin Grossman	$346,000	$—	$346,000
John T. Casey	$208,500	$—	$208,500
Pamela G. Bailey	$192,000	$—	$192,000
Jacque J. Sokolov, MD	$183,500	$—	$183,500

(1)	The amounts shown in this column represent the aggregate amount of all fees earned for services as a director in fiscal year 2012.
(2)	The amount shown in this column represents the fees paid for cancellation of in-the-money stock options held by Mr. McCoy. Pursuant to the Plan of Dissolution of the Company, all outstanding options under the Director Plan were cancelled on August 24, 2012. In consideration for the cancellation of the options, the Company and the affected directors each entered into agreements whereby the Company agreed to pay to each director an amount equal to the excess, if any, of any cumulative liquidating distributions paid to the Company stockholders over the exercise price of the cancelled options.

Director Equity Awards

There were no equity awards outstanding as of September 30, 2012 for nonemployee directors.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

On March 1, 2010 the Company announced that our Board of Directors had formed a Strategic Options Committee to consider the sale either of the equity of the Company or the sale of our individual hospitals and other assets as the Board of Directors determined that selling our assets or equity may provide the highest return for our stockholders. On September 22, 2011, at a special meeting of stockholders, the Company’s stockholders approved (a) the sale of all or substantially all of the remaining assets prior to filing a certificate of dissolution and (b) the complete liquidation of the Company (as described in Section 356(a) of the Internal Revenue Code of 1986, as amended), after the Board of Directors of the Company had concluded that the implementation of a Formal Plan of Dissolution (the “Plan of Dissolution”) was in the best interest of the Company and its stockholders. On September 21, 2012 the Company filed a certificate of dissolution in accordance with Section 275 of the DGCL.

As a result of the inevitable wind-down of the Company, the Company’s activities were focused on operating its remaining hospitals, fulfilling transition service obligations to the purchasers of our hospitals, realizing the value of our remaining assets; making tax and regulatory filings; winding down our remaining business activities and making distributions to our stockholders.

In recognition of the wind-down process, the compensation committee was focused on retaining executives and key employees and rewarding them for the success of the wind-down process of the Company and maximizing long-term stockholder value. During fiscal 2012, executive compensation was only comprised of base salary as all severance and final bonus payments were paid to executives during fiscal 2011. In addition, executive officers were eligible to participate in the Company’s tax-deferred savings plan up to the date of the termination of the plan and other benefit plans generally available to all employees.

Compensation Process, Peer Group Selection and Benchmarking

Compensation Process

General

Our Board has delegated to our compensation committee primary authority to determine executive compensation. The compensation committee seeks input on executive compensation from our Chief Executive Officer (except with respect to his own compensation) and from an independent management and compensation consulting firm, as needed. During the 2011 fiscal year, the committee engaged Mercer Human Resources Consulting to provide assistance with setting officer compensation for 2012 for the Chief Executive Officer and the Chief Financial Officer due to their appointment to these roles in September 2011 and their base salary was adjusted at that time to reflect their new roles. However, as a result of the Company’s wind-down process, the compensation committee did not complete a compensation study for the other executive officers as base salary was not increased during fiscal 2012.

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

The executive officer’s base salaries did not increase during fiscal 2012 as a result of the wind-down process.

Change in Control and Severance Agreements

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

Our employee benefits program included medical, dental, prescription drug, Medical Flexible Spending contribution, vision care, disability insurance, life insurance benefits, business travel insurance, 401(k) savings plan with employer match, educational assistance, gymnasium dues, employee assistance program and holidays, and a vacation allowance. We believe that these benefits are standard for executive officers at comparable companies with whom we compete for personnel.

Deferred Compensation Programs

We do not maintain any non-qualified deferred compensation programs for our executive officers or any supplemental executive retirement plans.

Tax Considerations

Under federal income tax law, a public company may not deduct non-performance based compensation in excess of $1.0 million paid to its chief executive officer or any of its three highest paid other executive officers (other than the Chief Financial Officer). No executive officer of the Company received non-performance based compensation in excess of this limit for fiscal 2012. The compensation committee currently intends to continue to manage the Company’s executive compensation program in a manner that will maximize federal income tax deductions. However, the compensation committee may from time to time exercise its discretion to award compensation that may not be deductible under Section 162(m) of the Code when in its judgment such award would be in the interests of the Company.

Executive Employment Agreements and Compensation of Individual Named Executive Officers

As noted below, on September 14, 2011, the Company entered into agreements with Mr. Parker and Ms. McCanless, pursuant to which each of the officers agreed to the termination of his or her employment agreement with the Company. The covenants in the employment agreements restricting the officers from competing with the Company or disclosing the Company’s confidential information remain in effect and survived the termination of the employment agreements.

The Company entered into an employment agreement with Mrs. Ramsey in connection with her appointment as Chief Financial Officer and Secretary of the Company. The agreement provides for employment through the Company’s fiscal year ending September 30, 2014. Under the Agreement, Mrs. Ramsey was paid a signing bonus of $283,500 on the effective date of the agreement and an annual base salary of $260,000 per annum. Mrs. Ramsey’s base salary will be increased to $267,800 effective as of October 1, 2012 and to $275,834 per annum effective as of October 1, 2013. Mrs. Ramsey will also receive a bonus each year in lieu of Company matching contributions under the Company’s 401(k) plan once the plan is terminated. The amount of the bonus will be no more than $6,240, $6,427 and $6,620 for the years ending September 30, 2012 through 2014, respectively as long as the 401(k) plan has been terminated. If the Company terminates Mrs. Ramsey without cause prior to September 30, 2014, the Company must pay Mrs. Ramsey the amount of unpaid salary she would have earned for the period from the date of termination until September 30, 2014.

Summary Compensation Table

The following table sets forth the annual and long-term compensation for the Named Executive Officers during the fiscal years ended September 30, 2012, 2011, and 2010:

Name and Principal Position(s)	Year	Salary ($)	Bonus ($) (2)		Stock Awards ($) (1)	All Other Compensation ($)		Total ($)

James A. Parker	2012	$413,865	$—		$—	$6,341	(5)	$420,206
President, and Chief Executive Officer (principal executive officer effective September 23, 2011) Former Chief Financial Officer	2011	$357,673	$216,000		$—	$907,680	(3)	$1,481,353
	2010	$350,000	$131,250		$284,651	$19,502	(9)	$785,403

Lora Ramsey	2012	$268,280	$—		$—	$5,312	(6)	$273,592
Senior Vice President and Chief Financial Officer (effective September 23, 2011) Former Vice President, Controller and Principal Accounting Officer	2011	$202,981	$412,165	(4)	$—	$7,579	(5)	$622,725
	2010	$173,500	$21,688		$—	$4,190	(5)	$199,378

Joan McCanless	2012	$263,307	$—		$—	$78,344	(10)	$341,651
Senior Vice President and Chief Clinical and Compliance Officer	2011	$251,567	$126,501		$—	$639,898	(3)	$1,017,966
	2010	$246,170	$92,314		$91,004	$10,550	(9)	$440,038

Paul Daniel Perritt (7)	2012	$288,796	$—		$—	$3,762	(5)	$292,558
Senior Vice President, Finance Operations (beginning December 2009)	2011	$275,919	$154,000		$—	$7,578	(5)	$437,497
	2010	$217,039	$47,250		$67,502	$110,629	(8)	$442,420

(1)	Both Stock and Option Awards are valued based on the fair value of the award at the date of grant. The Stock Awards vest in various increments as discussed in the Equity Compensation Awards section of the Compensation Discussion and Analysis section elsewhere in this Annual Report on Form 10-K. The Option Awards vest immediately but are subject to sales restrictions for five years. As a result, this fair value may not be indicative of the ultimate value the executive may receive under a given grant.
(2)	Includes bonuses earned for performance in the fiscal year noted even though such amounts are payable in subsequent years. Excludes bonuses paid in the fiscal year noted but earned in prior years.
(3)

On September 14, 2011, the Company entered into agreements with Mr. Parker and Ms. Joan McCanless, pursuant to which each of the officers agreed to the termination of his or her employment agreement with the Company. Prior to their termination, the employment agreements provided for the payment of cash severance benefits to each of the executive officers in the event the officer’s employment was terminated by the Company without cause or by the officer’s resignation for good reason, in either case, after a change in control of the Company. The Company agreed to enter into the termination agreements because it is anticipated that the employment of the three executives will ultimately be terminated in connection with the sale of the Company’s hospitals and other assets. The executive officers agreed to release all claims to the cash severance benefits from the Company in consideration for a lump sum payment from the

Company equal to the severance benefits they would have received in connection with a termination without cause or with good reason following a change in control. The lump sum payments to be made to the executives were: Mr. Parker – $901,254, and Ms. McCanless – $633,888. These amounts are included in total all other compensation as they were earned upon the termination of their employment agreements. All other compensation also includes perquisites related to 401-K matching, gymnasium dues, and medical insurance.
(4)	Mrs. Ramsey was paid $283,500 as a signing bonus in connection with entering into a three year employment agreement and is included in her total bonus compensation. This payment was in lieu of any severance or termination without cause payments as outlined in her original employment agreement.
(5)	The perquisites include 401-K matching contributions and gymnasium dues.
(6)	The perquisites for Mrs. Ramsey include 401-K matching contributions of $3,181 and the payment of $2,131 representing the amount of 401-K match that did not occur as a result of the termination of the 401-K plan as outlined in Mrs. Ramsey employment agreement.
(7)	Mr. Perritt’s employment with the Company was terminated on October 31, 2012.
(8)	The perquisites include 401-K matching contributions, gymnasium dues and $103,060 in relocation expense reimbursement.
(9)	The perquisites include 401-K matching contributions, gymnasium dues and medical insurance.
(10)	The perquisites include 401-K matching contributions and $73,868 in compensation related to the cancellation of options. Pursuant to the Plan of Dissolution of the Company, all options outstanding under the Plan were canceled on August 24, 2012. Pursuant to the cancellations, the Company and the affected employees each entered into agreements whereby, the Company would remit payment to the individual an amount equal to the excess, if any, of any cumulative liquidating distributions paid to the Company stockholders over the excess of the exercise price of the options cancelled.

Grants of Plan Based Awards During 2012

There were no grants during fiscal 2012.

Outstanding Equity Awards at Fiscal Year End Table

Pursuant to the Plan of Dissolution of the Company, all options outstanding under the Plan were canceled on August 24, 2012. Pursuant to the cancellations, the Company and the affected employees each entered into agreements whereby, the Company would remit payment to the individual an amount equal to the excess, if any, of any cumulative liquidating distributions paid to the Company stockholders over the excess of the exercise price of the options cancelled. Accordingly, there are no securities to be issued upon exercise of outstanding options as of September 30, 2012.

Option Exercises and Stock Vested Table

Pursuant to the Plan of Dissolution of the Company, all options outstanding under the Plan were canceled on August 24, 2012. In consideration of the cancellation of the options, the Company and the affected employees each entered into agreements whereby the Company agreed to pay to each employee an amount equal to the excess, if any, of any cumulative liquidating distributions paid to the Company stockholders over the exercise price of the cancelled options. Accordingly, there are no securities to be issued upon exercise of outstanding options as of September 30, 2012.

Potential Payments upon Termination or Change-in-Control Table

MedCath entered into an employment agreement with Mr. Perritt, vice president, hospital operations on October 29, 2009 (employment started in December 2009), as amended. Upon the termination of employment of Mr. Perritt by the Company without cause, change-in-control or upon a voluntary termination by the executive for good reason, the agreement provides for the payment of:

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

Compensation Committee Report

We, the compensation committee of the board of directors of MedCath Corporation, have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Pamela Bailey, Chairman

Robert S. McCoy, Jr.

John T. Casey

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

On September 21, 2012 in accordance with Section 275 of the DGCL and the Plan of Dissolution of MedCath, the Company made the Filing with the Secretary of State of Delaware, closed its stock transfer books and discontinued recording transfers of its Common Stock. After the regular market closed at 4:00 p.m. on the same date, the NASDAQ Stock Market LLC delisted and suspended trading in the Company’s Common Stock on the NASDAQ Global Select Market and filed a Form 25 with the SEC notifying the SEC of those actions. From and after the effectiveness of the Filing on September 21, 2012, the Company’s stockholders have only such rights and obligation as are provided under the DGCL for stockholders of a dissolved corporation.

Equity Compensation Plans

Pursuant to the Company’s 2006 Stock Option and Award Plan (the “Plan”), the Company, from time to time, awarded its executive officers and employees incentive stock options, nonqualified stock options, restricted stock units, and restricted stock. Under the Plan the compensation committee granted equity awards and determine the exercise period, exercise price, number of awards and such other conditions and restrictions as it deemed appropriate for each grant. Pursuant to the Plan of Dissolution of the Company, all options outstanding under the Plan were canceled on August 24, 2012. In consideration for the cancellation of the options, the Company and the affected employees each entered into agreements whereby the Company agreed to pay to each employee an amount equal to the excess, if any, of any cumulative liquidating distributions paid to the Company stockholders over the exercise price of the cancelled options. Accordingly, there are no securities to be issued upon exercise of outstanding options as of September 30, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

The Board of Directors has determined that all non-employee directors, are free from any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are “independent” as such term is defined by the rules and regulations of the SEC and the listing standards of the NASDAQ Global Select Market (“NASDAQ”).

During the course of its analysis regarding Mr. Grossman’s independence, the Board of Directors considered that Mr. Grossman and his wife are retired partners of PricewaterhouseCoopers, LLP, (“PwC”), that Mr. Grossman and his wife receive pensions from PwC, and that PwC has and may continue to perform non-audit related accounting services for the Company.

Item 14.	Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

For the fiscal years ended September 30, 2012 and 2011, fees for services provided by Deloitte & Touche LLP were as follows:

	2012	2011
Audit Fees
Recurring audit and quarterly reviews (1)	$686,946	$1,440,356
Tax Fees (2)	102,035	118,080
All Other Fees (3)	—	2,200

Total	$788,981	$1,560,636

(1)	Audit fees also include the audit of the Company’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Tax Fees are fees for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.
(3)	All Other Fees is related to the Company’s subscription of Deloitte’s on-line research tool.

The audit committee of the board of directors is responsible for pre-approving all services provided by the Company’s independent registered public accountants and approved all of the services provided by Deloitte & Touche LLP in fiscal 2012 and 2011. The chairman of the audit committee may approve non-audit engagements that arise between committee meetings, provided that any such decision is presented to the full committee for ratification at its next scheduled meeting.

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

(3) The following list of exhibits includes both exhibits submitted with this report and those incorporated by reference to other filings:

Exhibit No.		Description

2.1	—	Asset Purchase Agreement By and Between Heart Hospital of DTO, LLC and Good Samaritan Hospital(11)

2.2	—	Asset Purchase Agreement by and among Sun City Cardiac Center Associates, Sun City Cardiac Center, Inc., MedCath Partners, LLC, MedCath Incorporated, and Banner Health(13)

2.3	—	Asset Purchase Agreement made and entered into as of August 6, 2010 by and between VHS Of Phoenix, Inc., dba Phoenix Baptist Hospital, and Arizona Heart Hospital, LLC(15)

2.4	—	Asset Purchase Agreement made and entered into as of February 16, 2010 by and between St. David’s Healthcare Partnership, L.P., LLP, and Heart Hospital IV, L.P.(14)

2.5	—	Amendment to the Asset Purchase Agreement dated as of October 29, 2010 by and between Methodist Healthcare System of San Antonio, LTD., L.L.P. and Heart Hospital of San Antonio, LP(17)

2.6	—	Asset Purchase Agreement by and between Lovelace Health System, Inc. and Heart Hospital of New Mexico, LLC(18)

2.7	—	Asset Purchase Agreement dated as of August 26, 2011 by and among Kingman Hospital, Inc., DBA Kingman Regional Medical Center, Hualapai Mountain Medical Center, LLC and MedCath Incorporated(19)

2.8	—	Debt and Equity Purchase Agreement dated September 30, 2011 by and Among CCG of Louisiana, LLC, Louisiana Hospital Management, LLC and MedCath Finance Company, LLC.(20)

2.9	—	Promissory Note dated September 30, 2011 between CCG of Louisiana and MedCath Finance Company, LLC.(20)

2.10	—	Security Agreement dated as of September 30, 2011 by and among CCG of Louisiana, LLC, and MedCath Finance Company, LLC.(20)

2.11	—	Equity Purchase Agreement by and between Prime Healthcare Services, Inc. and Harlingen Partnership Holdings, Inc., HMC Management Company, LLC and Harlingen Hospital Management, Inc. dated as of November 30, 2011.(23)

2.12	—	Debt and Equity Purchase Agreement by and Among CCG of California, LLC, HHBF, Inc. and MedCath Finance Company, LLC dated June 30, 2012.(24)

3.1	—	Amended and Restated Certificate of Incorporation of MedCath Corporation(1)

3.2	—	Amended and Restated Bylaws of MedCath Corporation(15)

3.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on June 15, 2011(16)

3.4	—	Certificate of Dissolution of MedCath Corporation

4.1	—	Specimen common stock certificate(1)

4.2	—	Stockholders’ Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P. and the several other stockholders (the Stockholders’ Agreement)(1)

4.3	—	First Amendment to Stockholder’s agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc., the KKR Fund and the WCAS Stockholders(1)

4.4	—	Registration Rights Agreement dated as of July 31, 1998 by and among MedCath Holdings, Inc., MedCath 1998 LLC, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P. and the several stockholders parties thereto (the Registration Rights Agreement)(1)

4.5	—	First Amendment to Registration Rights Agreement dated as of June 1, 2001 by and among MedCath Holdings, Inc. and the persons listed in Schedule I attached hereto(1)

4.6	—	Section 382 Rights Plan, dated as of June 15, 2011, between MedCath Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MedCath Corporation; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Stock of MedCath Corporation(16)

4.7	—	Amendment No. 1, dated as of August 28, 2012 to Rights Agreement, dated as of June 15, 2011, between MedCath Corporation and American Stock Transfer & Trust Company, LLC, as rights agent.(25)

10.1	—	Operating Agreement of Arizona Heart Hospital, LLC entered into as of January 6, 1997 (the Arizona Heart Hospital Operating Agreement)(1)(4)

10.2	—	Amendment to Arizona Heart Hospital Operating Agreement effective as of February 23, 2000(1)(4)

10.3	—	Amendment to Operating Agreement of Arizona Heart Hospital, LLC dated as of April 25, 2001(1)

10.4	—	Agreement of Limited Partnership of Heart Hospital IV, L.P. as amended by the First, Second, Third and Fourth Amendments thereto entered into as of February 22, 1996 (the Austin Limited Partnership Agreement)(1)(4)

10.5	—	Fifth Amendment to the Austin Limited Partnership Agreement effective as of December 31, 1997(1)(5)

10.6	—	Amendment to Austin Limited Partnership Agreement effective as of July 31, 2000(1)(4)

10.7	—	Amendment to Austin Limited Partnership Agreement dated as of March 30, 2001(1)

10.8	—	Amendment to Austin Limited Partnership Agreement dated as of May 3, 2001(1)

10.9	—	Guaranty made as of November 11, 1997 by MedCath Incorporated in favor of HCPI Mortgage Corp(1)

10.10	—	Operating Agreement of Heart Hospital of BK, LLC amended and restated as of September 26, 2001(the Bakersfield Operating Agreement)(2)(4)

10.11	—	Second Amendment to Bakersfield Operating Agreement effective as of December 1, 1999(1)(4)

10.12	—	Amended and Restated Operating Agreement of effective as of September 6, 2002 of Heart Hospital of DTO, LLC (the Dayton Operating Agreement)(4)(5)

10.13	—	Amendment to New Mexico Operating Agreement and Management Services Agreement) effective as of October 1, 1998(1)(4)

10.14	—	Limited Partnership Agreement of Harlingen Medical Center LP effective as of June 1, 1999 by and between Harlingen Hospital Management, Inc. and the several partners thereto(1)(4)

10.15	—	Operating Agreement of Louisiana Heart Hospital, LLC effective as of December 1, 2000 by and among Louisiana Hospital Management, Inc. and the several parties thereto (Louisiana Operating Agreement)(1)(4)

10.16	—	Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(4)

10.17	—	Second Amendment to Louisiana Operating Agreement effective as of December 1, 2000(1)(4)

10.18	—	Limited Partnership Agreement of San Antonio Heart Hospital, L.P. effective as of September 17, 2001(2)(4)

10.19	—	Put/Call Agreement dated as of August 20, 2010 by and among San Antonio Hospital Management, Inc., San Antonio Holdings, Inc., MedCath Incorporated, S.A.H.H. Hospital Management, LLC, and S.A.H.H. Investment Group, Ltd. and S.A.H.H. Management Company, LLC.(15)

10.20	—	Operating Agreement of Doctors Community Hospital, LLC effective as of March 15, 2007(15)

10.21	—	Call Agreement dated as of October 4, 2010 by and amount Hualapai Mountain Medical Center Management, Inc. and the undersigned Investor Members of Hualapai Mountain Medical Center, LLC.(15)

10.22*	—	1998 Stock Option Plan for Key Employees of MedCath Holdings, Inc. and Subsidiaries(1)

10.23*	—	Outside Directors’ Stock Option Plan(1)

10.24*	—	Amended and Restated Directors Option Plan(3)

10.25	—	Form of Heart Hospital Management Services Agreement(1)

10.26*	—	Amended and Restated Employment Agreement dated September 30, 2005 by and between MedCath Corporation and Joan McCanless(6)

10.27*	—	Sample Agreement to Accelerate Vesting of Stock Options and Restrict Sale of Related Stock Effective September 30, 2005(6)

10.28	—	Guaranty made as of December 28, 2005 by MedCath Corporation and Harlingen Medical Center Limited Partnership in favor of HCPI Mortgage Corp.(7)

10.29*	—	MedCath Corporation 2006 Stock Option and Award Plan effective March 1, 2006 (9)

10.30*	—	Consulting Agreement effective August 4, 2006 by and between MedCath Incorporated and SSB Solutions.(8)

10.31*	—	First Amendment to the September 30, 2005 Amended and Restated Employment Agreement by and between MedCath Corporation and Joan McCanless dated September 1, 2006(9)

10.32	—	Operating Agreement of HMC Management Company, LLC, effective as of June 29, 2007(4)(10)

10.33	—	Amended and Restated Limited Partnership Agreement of Harlingen Medical Center, Limited Partnership, effective as of July 10, 2007(4)(10)

10.34	—	Amended and Restated Operating Agreement of HMC Realty, LLC, effective as of July 10, 2007(4)(10)

10.35*	—	Amendment to Amended and Restated Outside Directors’ Stock Option Plan(11)

10.36*	—	Employment, Confidentiality and Non-Compete Agreement by and between MedCath Incorporated and James A Parker (Effective Date February 18, 2001)(15)

10.37*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement (Effective Date February 18, 2001) dated August 14, 2009 by and between MedCath Corporation and James A. Parker(12)

10.38*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement dated April 29, 2010 by and between MedCath Corporation and James A. Parker(21)

10.39*	—	Amendment to Employment, Confidentiality and Non-Compete Agreement dated and effective December 30, 2010 by and between MedCath Corporation and James A. Parker(21)

10.40*	—	Employment, Confidentiality and Non-Compete Agreement effective October 29, 2009 by and between MedCath Incorporated and Daniel Perritt(21)

10.41*	—	Form of Indemnification Agreement entered into by MedCath with each of its directors and officers(21)

10.42*	—	Termination and Release Agreement dated as of September 14, 2011 by and between James A. Parker and MedCath Corporation(22)

10.43*	—	Termination and Release Agreement dated as of September 14, 2011 by and between Joan McCanless and MedCath Corporation(22)

10.44*	—	Employment Agreement dated as of September 14, 2011, but effective September 23, 2011 by and between Lora Ramsey and MedCath Corporation(22)

10.45*	—	First Amendment to Employment, Confidentiality and Non-Compete Agreement dated as of July 7, 2011, by and between MedCath Incorporate and Daniel Perritt

21.1	—	List of Subsidiaries

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or agreement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File no. 333-60278).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(4)	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission.
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 17, 2009
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 1, 2009
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2010
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 16, 2011
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed November 4, 2010
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed May 12, 2011
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed September 1, 2011
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed October 6, 2011
(21)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010
(22)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 13, 2011.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed July 6, 2012.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed August 28, 2012.

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

Name	Title	Date

/s/ James A. Parker James A. Parker	President and Chief Executive Officer (principal executive officer)	December 14, 2012

/s/ Lora Ramsey Lora Ramsey	Vice President and Chief Financial Officer (principal accounting and financial officer)	December 14, 2012

/s/ Pamela G. Bailey Pamela G. Bailey	Director	December 14, 2012

/s/ Woodrin Grossman Woodrin Grossman	Director	December 14, 2012

/s/ Robert S. Mccoy, Jr. Robert S. Mccoy, Jr.	Director	December 14, 2012

/s/ James A. Deal James A. Deal	Director	December 14, 2012

/s/ Jacque J. Sokolov, Md Jacque J. Sokolov, Md	Director	December 14, 2012

/s/ John T. Casey John T. Casey	Director	December 14, 2012